Form 10-K/A
period 1992-12-31
CITIZENS UTILITIES CO
filed 1994-03-15
CIK 20520

                           CITIZENS UTILITIES COMPANY
                           --------------------------



                                  FORM 10-K/A
                                  -----------



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 ---------------------------------------------

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------



                      FOR THE YEAR ENDED DECEMBER 31, 1992
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1992        Commission file number 0-1291
                          -----------------                               ------

                         CITIZENS UTILITIES COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                     06-0619596
- ------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                               06905
- ----------------------------------------  --------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                                          (203) 329-8800
Registrant's telephone number, including area code  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:


Common Stock Series A, par value $.25 per share          New York Stock Exchange
Common Stock Series B, par value $.25 per share          New York Stock Exchange
- --------------------------------------------------------------------------------
(Title of each class)                     (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
- --------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes  X     No_____
                                  -----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 29, 1993: $2,566,615,786.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 29, 1993.

                      Common Stock Series A     64,029,813
                      Common Stock Series B     22,750,365

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1993 Annual Meeting of Stockholders is incorporated by reference into Part III of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

Item 1.  Description of Business
- -------  -----------------------
     (a)  General Development of Business
          -------------------------------

            The "company" includes Citizens Utilities Company and its subsidiaries (all subsidiaries, except Electric Lightwave, Inc., which is majority owned, are wholly-owned) except where the context or statement indicates otherwise. The company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor public utility corporation. Since then, the company has grown as a result of investment in owned utility operations and numerous acquisitions of additional utility operations. It continues to consider business expansion by acquisitions or joint ventures in traditional public utility and related fields including telecommunications services.

            The company directly, or through subsidiaries, provides telecommunications, electric, gas and water/wastewater services to more than 800,000 connections in areas of thirteen states: Arizona, California, Colorado, Hawaii, Idaho, Illinois, Indiana, Louisiana, Ohio, Oregon, Pennsylvania, Vermont and Washington. There have not been any material changes in the business of the company during the past fiscal year. The company's business expansion plan emphasizes expansion in service areas with growth potential and diversification by operating in multiple states and public utility services. The company has strong financial resources and consistent operating performance to enable it to make the investments and conduct the operations necessary to serve these growing areas and to make acquisitions consistent with this business expansion plan. The company has embarked upon a continuous improvement program driven to provide services that exceed customer expectations.

     (b)  Financial Information about Industry Segments
          ---------------------------------------------

            The Consolidated Statements of Income and Note 10 of the Notes to Consolidated Financial Statements included herein sets forth financial information about industry segments of the company for the last three fiscal years.

     (c)  Narrative Description of Business
          ---------------------------------

          Telecommunications
          ------------------

            The company provides telecommunications services in Arizona, California, Oregon, Pennsylvania and Washington to approximately 142,000 customer connections as of December 31, 1992. Telecommunications services consist of local service, centrex service, network access service, long distance service, competitive access service and other related services. The company's telecommunications services and/or rates are subject to the jurisdiction of federal, state and local regulatory agencies.

            The Public Utility Commission of the State of California ("CPUC") continues with its efforts to open the California telecommunications markets to competition. The proceedings call for, among other things, authorized competition for intrastate intraLATA switched toll services; alternative regulatory frameworks for local exchange carriers; less regulation of radio telephone utilities and the elimination of the toll settlement pools for mid-sized local exchange carriers. In support of these CPUC efforts, the company's California telephone subsidiary exited the intrastate toll settlement pools in 1991 and entered into a transition contract with Pacific
          Bell. Pursuant to the contract, Pacific Bell has agreed to make payments to the company through December 31, 1994, at which time the company expects to have concluded a general rate case permitting the implementation of new higher rates. In the event a general rate case is concluded prior to December 31, 1994, the Pacific Bell payments would be reduced. Such a reduction, if any, would not materially affect 1994 consolidated revenues or earnings. The Pacific Bell contract was designed to partially offset the declines in revenues and earnings which resulted from exiting the intrastate toll settlement pools. The Pacific Bell contract payments, which are received in lieu of revenues from the intrastate toll settlement pools, are included in their entirety in the company's telecommunications revenues and income from operations. The introduction of competition for intrastate intraLATA switched toll services once the CPUC's decision to authorize intrastate intraLATA switched toll competition is implemented could have a negative impact on the California subsidiary's revenues and earnings; however, the subsidiary's properties should be least effected by such competition since they are located in small- and medium-size towns and communities and the CPUC's decision will allow the company to compete for switched toll revenues and earnings in markets that it is not currently allowed to serve. In addition, the CPUC will be presented, as required by these proceedings, with an Incentive Regulatory Framework ("IRF") for the California telephone subsidiary. The IRF will provide the California telephone subsidiary with pricing flexibility, volume and term discount contracting authority and other earnings incentives. A start-up revenue adjustment is possible sometime in 1994 or 1995 when the IRF is effected. While these changes create regulatory risks and adverse revenue and earnings pressure on the subsidiary, competition will most likely result in more creative and innovative uses of the market. The California telephone subsidiary represented 19% of the company's 1992 operating revenues.

            During the past two years, the company took actions to position itself for the future competitive environment in telecommunications. In addition to the contract with Pacific Bell, the California telephone subsidiary was restructured and has designed and implemented efficiency standards, customer surveys and employee attitude surveys to ensure that services provided exceed customer expectations. The company continues to invest in Electric Lightwave, Inc., a competitive access provider in Oregon and Washington. The Federal Communications Commission has granted the company a permit to construct a fiber-optic route from Nevada to Arizona which will provide centralized equal access service for the company's telecommunications customers in Arizona. This project will allow the company to interface with any carrier desiring equal access in the service area and make it possible for the company to enter the long distance market as a competitor.
          The company believes that the above actions will significantly offset the negative impact of the CPUC initiatives. At the same time, the company will continue to aggressively pursue new business opportunities resulting from the changing environment in the telecommunications industry.

          Electric
          --------

            Operating divisions of the company provide electric services to approximately 92,000 residential, commercial and industrial customers in Arizona, Hawaii and Vermont as of December 31, 1992. The provision of services and/or rates charged are subject to the jurisdiction of federal, state and local regulatory agencies. The company purchases over 80% of needed electric supplies, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. As a whole, the company's electric segment does not experience material seasonal fluctuations. In response to regulatory initiatives, the company's electric divisions are all proceeding with demand-side management programs and integrated resource planning techniques designed to promote the most efficient use of electricity and to reduce the environmental impacts associated with new generation facilities. In December 1992, the company sold a small electric property in Idaho. These changes are not material to the electric operations or company as a whole.

            The United States Environmental Protection Agency ("EPA") named the company a potentially responsible party ("PRP") with respect to three sites which have been designated for federally supervised clean-up under the Comprehensive Environmental Response, Compensation and Liability Act. These three sites are Missouri Electric Works in Cape Girardeau, Missouri; Northwest Transformer in Everson, Washington; and Rose Chemicals in Holden, Missouri. The EPA has determined that the electric divisions' participation in each site is less than 0.3%. The number of named PRP's ranges from 40 to 700. Significant parties have accepted responsibility and are currently funding the clean-up activity, as required. The company's combined financial responsibility is estimated to be less than $235,000.

            The company's Kauai Electric Division ("KED") sustained significant damage to its transmission and distribution lines, poles and equipment and moderate damage to other property as a result of Hurricane Iniki on September 11, 1992. Hurricane Iniki destroyed approximately 32% of KED's transmission system and between 30% and 35% of its distribution system. Service was disrupted to 100% of KED's customers. As of December 31, 1992, all customers whose facilities were capable of receiving service (approximately 22,000 of KED's 24,500 pre-hurricane customers) were reconnected.

          Natural Gas
          -----------

            Operating divisions of the company provide gas transmission and distribution services to residential, commercial and industrial customers in Arizona, Colorado and Louisiana. Total number of gas customers served as of December 31, 1992 was approximately 328,000. The provision of services and/or rates charged are subject to the jurisdiction of federal, state and local regulatory agencies. The company purchases all needed gas supplies, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The gas industry is subject to seasonal demand, with the peak demand occurring during the heating season of November 1 through March 31. The gas division experiences third party competition from fuel oil, propane, and other natural gas suppliers for most of its large consumption customers and from electricity for all of its customer base. The competitive position of natural gas at any given time depends primarily on the relative prices of natural gas and these other energy sources. Various federal and state tax incentive programs call for replacing other fuels with compressed natural gas. However, these regulations may, in certain circumstances, promote the use of other fuels to replace natural gas.

          Water/Wastewater
          ----------------

            The company provides water and/or wastewater services to approximately 249,000 customer connections in Arizona, California, Idaho, Illinois, Indiana, Ohio and Pennsylvania as of December 31, 1992. The provision of these services and/or rates charged are subject to a wide variety of federal, state and local regulatory agencies. A significant portion of the company's water/wastewater construction expenditures necessary to serve new customers are made under agreements with land developers who generally advance construction monies to the company that are later refunded in part as new customers are added in their developments.

            Water/wastewater public utility property of the company, from time to time, has been subjected to condemnation proceedings initiated by municipalities or utility districts seeking to acquire and take over the operation of such property. During 1992, one operation in Illinois became subject to such proceeding; this condemnation is being contested by the company. During 1992, condemnation proceedings against one operation in California was concluded, the company recorded a gain on the disposition of the property. The loss of this property is not material to the company's water/wastewater operations.

            Pursuant to the 1972 Clean Water Act, as amended, National Pollutant Discharge Elimination System ("NPDES") permits are required for wastewater treatment facilities which discharge to surface waters. During October 1991, the United States Environmental Protection Agency ("EPA") commenced a legal action, in the United States District Court for the Southern District of Ohio, against the company's Ohio subsidiary with respect to NPDES permit requirements. In October 1992, the Government's claims were settled for $525,000 in civil penalties. In addition, the Ohio subsidiary agreed to accelerate certain plant improvements estimated to cost approximately $1,151,000; the company anticipates that those improvements, which are presently under design and construction should be completed by the end of 1995 and the cost of those plant improvements will be recoverable in rates. During September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to NPDES permit requirements. The Illinois subsidiary's motion to dismiss the major issues raised by this complaint is presently pending before the court. The company is unable to estimate exposure at this time, but believes the Illinois subsidiary has meritorious defenses and will vigorously defend this action.

          General
          -------
            The company's public utility operations are conducted primarily in small communities and in suburban and rural areas. No material part of the company's business is dependent upon a single customer or upon a small group of customers, the loss of one or more of which would have a material adverse effect on results of operations. As a result of its diversification, the company is not dependent upon any single geographic area or upon any one type of utility service for its revenues. Due to this diversity, no single regulatory body regulates a utility service of the company accounting for more than 18% of its 1992 revenues.

            The company is subject to regulation by respective state Public Utility Commissions and federal regulatory agencies. The company is not subject to the Public Utility Holding Company Act.

            Order backlog is not a significant consideration in the company's business, and the company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the federal government. The company holds franchises with local governmental bodies, which vary in durations. The company also holds certificates of convenience and necessity granted by various state commissions which are of indefinite duration. The company has no special working capital practices. The company's research and development activities are not material. There are no patents, trademarks, licenses or concessions held by the company that are material.

            The company employed 2,335 full time and 36 part time employees at December 31, 1992.


     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales
          -----
            The company does not have any material foreign operations or export sales.

Item 2.   Description of Property
          -----------------------

            The administrative offices of the company are located at High Ridge Park, Stamford, Connecticut, 06905, and are leased. The company owns property including: telephone - outside plant, central office, microwave radio and fiber-optic facilities; electric - generation, transmission and distribution facilities; gas -transmission and distribution facilities; water - production, treatment, storage, transmission and distribution facilities; and wastewater - treatment, transmission, collection and discharge facilities, all as necessary to provide services at the locations listed below.

       State                                    Service(s) Provided
       -----                                    -------------------

       Arizona*                     Electric, Natural Gas, Telecommunications,
                                    Water, Wastewater

       California                   Telecommunications, Water

       Colorado                     Natural Gas

       Hawaii                       Electric

       Idaho                        Water

       Illinois                     Water, Wastewater

       Indiana                      Water

       Louisiana**                  Natural Gas

       Ohio                         Water, Wastewater

       Oregon                       Telecommunications

       Pennsylvania                 Telecommunications, Water

       Vermont                      Electric

       Washington                   Telecommunications



       * Certain telecommunications properties are subject to a mortgage deed. **Certain public utility properties are subject to lien of mortgage indenture.

Item 3.  Legal Proceedings
- -------  -----------------

            Pursuant to the 1972 Clean Water Act, as amended, National Pollutant Discharge Elimination System ("NPDES") permits are required for wastewater treatment facilities which discharge to surface waters. During October 1991, the United States Environmental Protection Agency ("EPA") commenced a legal action, in the United States District Court for the Southern District of Ohio, against the company's Ohio subsidiary with respect to NPDES permit requirements. In October 1992, the Government's claims were settled for $525,000 in civil penalties. In addition, the Ohio subsidiary agreed to accelerate certain plant improvements estimated to cost approximately $1,151,000; the company anticipates that the cost of those plant improvements will be recoverable in rates. During September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to NPDES permit requirements. The Illinois subsidiary's motion to dismiss the major issues raised by this complaint is presently pending before the court. The company is unable to estimate exposure at this time, but believes the Illinois subsidiary has meritorious defenses and will vigorously defend this action. On February 19, 1993, the company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. Plaintiff alleges that the company, through its Sun City Water Company and Sun City Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978. The action purports to state a claim under the Racketeer Influenced and Corrupt Organization Act and claims damages of $65 million before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986. The ACC rejected those allegations. The company believes this action lacks merit and intends to vigorously defend against all claims asserted. The company also believes there are various substantive and procedural defenses to plaintiff's claims and intends to file a motion to dismiss the complaint. The company believes the risk of material loss from these actions is remote.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------
            None in fourth quarter 1992.

                               Executive Officers
                               ------------------

     Information as to Executive Officers of the company as of January 29, 1993, follows:



     Name                      Age       Current Position and Office
     ----                      ---       ---------------------------

     Leonard Tow               64     Chairman of the Board, Chief Executive Officer
                                       and Chief Financial Officer
     Daryl A. Ferguson         54     President and Chief Operating Officer
     Robert J. DeSantis        37     Vice President and Treasurer
     Charles R. Aldrich        52     Vice President, Gas Operations
     James P. Avery            36     Vice President, Electric Operations
     J. Michael Love           41     Vice President, Corporate Planning
     Robert L. O'Brien         50     Vice President, Regulatory Affairs
     Donald K. Roberton        51     Vice President, Telecommunications
     Livingston E. Ross        44     Vice President and Controller
     Ronald E. Walsh           53     Vice President, Water and Wastewater Operations

     There is no family relationship between any of the officers of the Registrant. The term of office of each of the foregoing officers of the Registrant will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

     LEONARD TOW has been associated with the Registrant since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. In October 1991, he was appointed to the additional position of Chief Financial Officer of the Registrant. He has also been a Director, Chief Executive Officer and Chief Financial Officer of Century Communications Corporation since its incorporation in 1973, and Chairman of its Board of Directors since October 1989.

     DARYL A. FERGUSON has been associated with the Registrant since July 1989. He was Vice President, Administration from July 1989 through March 1990 and Senior Vice President, Operations and Engineering from March 1990 through June 1990. He has been President and Chief Operating Officer since June 1990. During the period April 1987 through July 1989, he was President and Chief Executive Officer of Microtecture Corporation.

     ROBERT J. DeSANTIS has been associated with the Registrant since January 1986. He was Assistant to the Treasurer through May 1986 and Assistant Treasurer from June 1986 through September 1991. He has been Vice President and Treasurer since October 1991.

     CHARLES R. ALDRICH has been associated with the Registrant since December
1990 as Vice President of the Registrant's Gas Operations.   He was associated
with Louisiana General Services, Inc. from 1971 until that company was merged with the Registrant in December 1990. He served as President of LGS Pipeline, Inc. from January 1983 through June 1988 and President of Louisiana Gas Service Company from July 1988 through December 1990.

     JAMES P. AVERY has been associated with the Registrant since August 1981. He was Project Manager, Electric through June 1988, Assistant Vice President, Electric Operations from June 1988 through December 1990 and Acting Vice President from December 1990 through April 1991. He has been Vice President, Electric Operations since May 1991.

     J. MICHAEL LOVE has been associated with the Registrant since May 1990 and from November 1984 through January 1988. He was Assistant Vice President, Regulatory Affairs and Community Relations from June 1986 through January 1988. He left the Registrant in January 1988 to become President and General Counsel of Southern New Hampshire Water Company. He rejoined the Registrant in May 1990 and was Assistant Vice President, Corporate Planning from June 1990 through March 1991. He has been Vice President, Corporate Planning since March 1991.

     ROBERT L. O'BRIEN has been associated with the Registrant since March 1975. He has been Vice President, Regulatory Affairs since June 1981.

     DONALD K. ROBERTON has been associated with the Registrant since January 1991 and has been Vice President, Telecommunications since that date. Prior to joining the Registrant, he was Vice President, Western Operations at Henkels & McCoy from December 1989 through December 1990. From January 1984 through November 1989, he was a Vice President with Centel Communications Systems.

     LIVINGSTON E. ROSS has been associated with the Registrant since August 1977. He was Manager of Reporting from September 1984 through March 1988, Manager of General Accounting from April 1988 through September 1990 and Assistant Controller from October 1990 through November 1991. He has been Vice president and Controller since December 1991.

     RONALD E. WALSH has been associated with the Registrant since January 1986. He was Attorney and Assistant Secretary from November 1987 through August 1992. He has been Vice President, Water and Wastewater Operations since August 1992.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related
         ----------------------------------------------------
         Stockholder Matters
         -------------------

                          PRICE RANGE OF COMMON STOCK

       The company's Common Stock is traded on the New York Stock Exchange under the symbols CZNA and CZNB for Series A and Series B, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in the Wall Street Journal during the
                                           -------------------
     periods indicated. Prices are adjusted for intervening stock dividends and the July 24, 1992 3-for-2 stock split rounded to the nearest 1/8th. (See
     Note 7 of Notes to Consolidated Financial Statements.)

                 1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                --------------  --------------  --------------  --------------
                 High    Low     High    Low     High    Low     High    Low
                ------  ------  ------  ------  ------  ------  ------  ------
   1992:
   ----
    Series A    25-7/8      22  25-3/8      23  28-3/8  22-1/2  30-3/8  25-1/8
    Series B    25-3/8  21-3/4  25-3/8  22-1/4  28-1/2  22-1/4  30-3/8  25-1/8

   1991:
   ----
    Series A    17-5/8  13-5/8  17-1/8  15-3/8  20-1/8  15-3/8  23-1/2  18-3/4
    Series B    17-5/8  13-1/2      17  15-3/8      20      15  23-1/2  18-1/4

       The December 31, 1992 prices were: Series A $29 high, $28.125 low; Series B $28.875 high, $28.25 low.

       As of January 29, 1993, the approximate number of record security holders of the company's Series A and Series B Common Stock was 28,381. This information was obtained from the company's transfer agent.


                                   DIVIDENDS

       Quarterly stock dividends declared and issued on both Series A and Series B Common Stock were 1.6% for the first quarter of 1992, 1.5% for the second quarter of 1992 and 1.2% for each of the third and fourth quarters of 1992. Quarterly stock dividends declared and issued on both Series A and Series B Common Stock were 2.0% for the first quarter of 1991 and 1.9% for each of the second, third and fourth quarters of 1991. An annual cash dividend equivalent rate of $1.41 and $1.29 (adjusted for the July 24, 1992 3-for-2 stock split) was considered by the company's Board of Directors in establishing the Series A and Series B stock dividends during 1992 and 1991, respectively. (See Note 7 of Notes to Consolidated Financial Statements.)

Item 6.  Selected Financial Data (In thousands, except for per-share amounts)
         --------------------------------------------------------------------

                                                                     Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                    1992         1991         1990         1989         1988
                                                 -----------  -----------  -----------  -----------  -----------

          Operating revenues                     $  580,464   $  545,025   $  528,251   $  483,582   $  460,359
          Income from continuing
            operations                           $  115,013   $  112,354   $  105,624   $   97,768   $   86,660
          Earnings per-share of common
            stock from continuing
            operations, adjusted for
            intervening stock dividends:/(1)/
              Series A                           $     1.37   $     1.35   $     1.25   $     1.11   $     0.95
              Series B                           $     1.37   $     1.35   $     1.25   $     1.11   $     0.99
          Dividends declared on common
            stock:
              Series A in stock/(2)/                   5.61%        7.93%        6.54%        3.84%        4.16%
              Series B
                In stock/(2)/                          5.61%        7.93%        6.54%          --           --
                In cash/(3)/                     $       --   $       --   $     0.32   $     1.32   $     1.15
          Total assets                           $1,887,981   $1,721,452   $1,491,199   $1,365,534   $1,260,673
          Long-term debt                         $  522,699   $  484,021   $  412,348   $  379,729   $  346,499

      (1)   No adjustment has been made for the company's 1.2% first quarter 1993 stock dividend because the effect is immaterial.
      (2)   Annual rate of quarterly stock dividends compounded.
      (3)   The 1990 amount represents cash dividend payments by Louisiana General Services, Inc. prior to its merger into the company on December 4, 1990.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         (a)  Liquidity and Capital Resources
              -------------------------------
              The company's primary source of funds was from operations. The company considers operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although the level of working capital is not considered to be an indicator of the company's liquidity, the company experienced a 46% decrease in its working capital at December 31, 1992. This decrease is primarily due to an increase in expenditures to rebuild the company's Kauai Electric Division as a result of Hurricane Iniki. Funds requisitioned from the 1992, 1991 and 1988 Series Industrial Development Revenue Bond construction fund trust accounts and funds from advances for specific capital expenditures from parties desiring utility service were used to pay for the construction of utility plant. Funds from the January 15, 1992 issuance of $100,000,000 of 7.45% Debentures were used to repay $70,000,000 of higher-coupon first mortgage bonds and to repay commercial paper. On July 1, 1992, the company issued $10,000,000 of 1992 Series Special Purpose Revenue Bonds; the bonds were issued as demand purchase bonds bearing interest at 6.60% and mature on July 1, 2022. Commercial paper notes payable in the amount of $62,680,000 were outstanding as of December 31, 1992. On March 10, 1993, the company issued $42,560,000 of 1993 Series Industrial Development Revenue Bonds. The bonds were issued as money market bonds with an initial interest rate of 2.25% and an ultimate maturity date of December 1, 2027. The company has effective shelf-registration statements filed with the Securities and Exchange Commission permitting it to offer, from time to time, up to $150,000,000 of long-ter m debt on terms to be determined at the time of each offering. All such bonds may be issued in one or more series with the same or differing maturities. Proceeds of these bonds, when and if sold, will be used primarily to repay debt and to reimburse the company's treasury for funds spent on the construction, improvement or acquisition of utility and related facilities and properties. A subsidiary of the company received approval of its application for an additional $28,016,000 under its loan contract with the Rural Telephone Bank. Proceeds from this borrowing will be used to reimburse the company's treasury for funds spent on the construction or improvement of qualifying Arizona telecommunications facilities.

         Capital expenditures for the years 1992, 1991 and 1990, respectively, were $148,027,000, $115,884,000 and $147,158,000, and for 1993 are
       expected to be approximately $156,400,000. These expenditures were, and in 1993 will be, for utility and related facilities and properties.

         The company anticipates that the funds necessary for its 1993 capital expenditures will be provided from operations; from 1991, 1992 and 1993 Series Industrial Development Revenue Bond construction fund trust account requisitions; from Rural Telephone Bank loan contract advances; from commercial paper notes payable; from parties desiring utility service; from debt and other financing at appropriate times; and, if deemed advantageous, from short-term borrowings under bank credit lines. The company has committed lines of credit with banks under which it may borrow up to $200,000,000.

         In March 1993, the company signed an agreement to purchase, through a joint venture with Century Communications Corp., the assets of two cable television systems serving approximately 45,000 subscribers in California. The purchase is expected to be consummated in 1993.

       Regulatory Matters
       ------------------
         Pursuant to the 1972 Clean Water Act, as amended, National Pollutant Discharge Elimination System ("NPDES") permits are required for wastewater treatment facilities which discharge to surface waters.
       During October 1991, the United States Environmental Protection Agency ("EPA") commenced a legal action, in the United States District Court for the Southern District of Ohio, against the company's Ohio subsidiary with respect to NPDES permit requirements. In October 1992, the Government's claims were settled for $525,000 in civil penalties. In addition, the Ohio subsidiary agreed to accelerate certain plant improvements estimated to cost approximately $1,151,000; the company anticipates that those improvements, which are presently under design and construction should be completed by the end of 1995 and the cost of those plant improvements will be recoverable in rates. During September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to NPDES permit requirements. The Illinois subsidiary's motion to dismiss the major issues raised by this complaint is presently pending before the court. The company is unable to estimate exposure at this time, but believes the Illinois subsidiary has meritorious defenses and will vigorously defend this action. On February 19, 1993, the company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. Plaintiff alleges that the company, through its Sun City Water Company and Sun City Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978. The action purports to state a claim under the Racketeer Influenced and Corrupt Organization Act and claims damages of $65 million before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986. The ACC rejected those allegations. The company believes this action lacks merit and intends to vigorously defend against all claims asserted. The company also believes there are various substantive and procedural defenses to plaintiff's claims and intends to file motions to dismiss the complaint. The company believes the risk of material loss from these actions is remote.

         The EPA named the company a potentially responsible party ("PRP") with respect to three sites which have been designated for federally supervised clean-up under the Comprehensive Environmental Response, Compensation and Liability Act. These three sites are Missouri Electric Works in Cape Girardeau, Missouri; Northwest Transformer in Everson, Washington; and Rose Chemicals in Holden, Missouri. The EPA has determined that the company's participation in each site is less than 0.3%. The number of named PRP's ranges from 40 to 700. Significant parties have accepted responsibility and are currently funding the clean-up activity, as required. The company's combined financial responsibility is estimated to be less than $235,000.
         The Public Utility Commission of the State of California ("CPUC") continues with its efforts to open the California telecommunications markets to competition. The proceedings call for, among other things, authorized competition for intrastate intraLATA switched toll services; alternative regulatory frameworks for local exchange carriers; less regulation of radio telephone utilities; and the elimination of the toll settlement pools for mid-sized local exchange carriers. In support of these CPUC efforts, the company's California telephone subsidiary exited the intrastate toll settlement pools in 1991 and entered into a transition contract with Pacific Bell. Pursuant to the contract, Pacific Bell has agreed to make payments to the company through December 31, 1994, at which time the company expects to have concluded a general rate case permitting the implementation of new higher rates. In the event a general rate case is concluded prior to December 31, 1994, the Pacific Bell payments would be reduced. Such a reduction, if any, would not materially affect 1994 consolidated revenues or earnings. The Pacific Bell contract was designed to partially offset the declines in revenues and earnings which resulted from exiting the intrastate toll settlement pools. The Pacific Bell contract payments, which are received in lieu of revenues from the intrastate toll settlement pools, are included in their entirety in the company's telecommunications revenues and income from operations. The introduction of competition for intrastate intraLATA switched toll services once the CPUC's decision to authorize intrastate intraLATA switched toll competition is implemented could have a negative impact on the California subsidiary's revenues and earnings; however, the subsidiary's properties should be least effected by such competition since they are located in small and medium-size towns and communities and the CPUC'S decision will allow the company to compete for switched toll revenues and earnings in markets that it is not currently allowed to serve. In addition, the CPUC will be presented, as required by these proceedings, with an Incentive Regulatory Framework ("IRF") for the California telephone subsidiary. IRF will provide the California telephone subsidiary with pricing flexibility, volume and term discount contracting authority and other earnings incentives. A start-up revenue adjustment is possible sometime in 1994 or 1995 when the IRF is effected. While these changes create regulatory risks and adverse revenue and earnings pressure on the subsidiary, competition will most likely result in more creative and innovative uses of the market. The California telephone subsidiary represented 19% of the company's 1992 revenues.

         During the past two years, the company took actions to position itself for the future competitive environment in telecommunications. In addition to the contract with Pacific Bell, the California telephone subsidiary was restructured and has designed and implemented efficiency standards, customer surveys and employee attitude surveys to ensure that services provided exceed customer expectations.

         The company continues to invest in Electric Lightwave, Inc., a competitive access provider in Oregon and Washington. The Federal Communications Commission has granted the company a permit to construct a fiber-optic route from Nevada to Arizona which will provide centralized equal access service for the company's telecommunications customers in Arizona. This project will allow the company to interface with any carrier desiring equal access in the service area and make it possible for the company to enter the long distance market as a competitor. The company believes that the above actions will significantly offset the negative impact of the CPUC initiatives. At the same time, the company will continue to aggressively pursue new business opportunities resulting from the changing environment in the telecommunications industry.

         During the year ended December 31, 1992, the company was authorized net increases in annual revenues for properties in Arizona, California, Hawaii, Louisiana, Ohio and Pennsylvania totaling $17,889,000. The company has requests for increases in annual revenues pending before regulatory commissions in Arizona, California, Illinois, Ohio and Pennsylvania.

       New Accounting Pronouncements
       -----------------------------

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires a change from the deferred to the liability method of computing deferred income taxes. Upon adoption in the first quarter of 1993, the company plans to apply the provisions of SFAS No. 109 without restating prior years' financial statements. Due to the effects of regulation, adoption of SFAS No. 109 will not have a material impact on the consolidated financial statements.

         In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," effective for fiscal years beginning after December 15, 1992. Adoption of SFAS No. 106 will require accrual of the expected costs of providing postretirement benefits to an employee and to the employee's beneficiaries and covered dependents, during the years that the employee renders the necessary service. The company recorded approximately $800,000 of expense in 1992 under the pay-as-you-go method, which is a cash-basis method. Upon the adoption of SFAS No. 106, the company estimates 1993 cost to be approximately $3,400,000, of which approximately $500,000 will be deferred for states whose regulatory commissions to date have not but will likely allow recovery of accrued costs in future rate proceedings. Regulatory commissions that have adopted the SFAS No. 106 accrual method recommend 20-year prospective recognition of the associated transition obligation. The company's transition obligation was approximately $20,400,000 at January 1, 1993.

         The FASB has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective for fiscal years beginning after December 15, 1993. Adoption of SFAS No. 112 will require accrual of the expected cost of providing benefits, if any, to former or inactive employees after termination of employment for reasons other than retirement. Adoption of SFAS No. 112 will not have a material effect on the consolidated financial statements.

     (b)  Results of Operations
          ---------------------

         Natural gas revenues increased 26% in 1992 primarily due to $29,333,000 of increased revenues from northern Arizona gas properties acquired by the company on December 3, 1991, $5,430,000 from increased rates and $11,463,000 from increased gas pass-ons to residential and commercial customers. These increases were partially offset by decreased consumption due to warmer weather conditions. Pass-ons are required under tariff provisions and do not affect net income. Natural gas revenues decreased 3% in 1991, primarily due to decreased average revenue per million cubic feet of gas sold to industrial customers and decreased gas pass-ons to residential and commercial customers. These decreases were offset in part by increased volume sold to industrial customers, increased consumption due to customer growth and revenues from northern Arizona gas properties. Electric revenues increased 5% in 1992 and 1% in 1991, primarily because of increased consumption resulting from increased customer usage due to warmer weather conditions in 1992 and customer growth in 1991. Telecommunications revenues decreased 6% in 1992, primarily due to regulatory changes in the state of California as discussed in the "Regulatory Matters:" section. Telecommunications revenues increased 11% in 1991, primarily due to increased toll revenues and customer growth. Water/wastewater revenues increased 3% in 1992 and 1% in 1991, primarily due to rate increases.

         Electric energy and fuel oil purchased costs increased 7% in 1992 and 2% in 1991. Electric energy purchased costs for 1992 totaled $64,077,000, a 13% increase over the 1991 amount of $55,480,000, which was a 3% increase over the 1990 cost of $54,096,000. The increased cost of electricity purchased in 1992 was primarily due to increased customer demand and increased supplier prices, and was partially offset by a decline in customer consumption at the company's Kauai Electric Division due to Hurricane Iniki. Electric energy purchased increased in 1991 primarily due to increased volume to satisfy increased customer consumption. Due to decreasing supplier prices, fuel oil purchased costs in 1992 of $12,209,000 decreased 23% from the 1991 amount of $15,843,000, a 2% decrease from the 1990 expense. Natural gas purchased costs increased 26% in 1992, primarily due to the acquisition of northern Arizona gas properties. Natural gas purchased costs decreased 7% in 1991, primarily due to decreased supplier prices. Under tariff provisions, changes in the company's wholesale costs of electric energy, fuel oil and natural gas purchased are largely passed on to customers.

         Operating expenses increased 4% in 1992, primarily due to the acquisition of northern Arizona gas properties. In addition, the company's operations were impacted by several natural disasters: forest fires in northern California, Hurricane Andrew in Louisiana and Hurricane Iniki on Kauai. The company's 1992 net income of $115,013,000 includes a pre-tax charge of $6,500,000 for any non-recoverable impact from Hurricane Iniki. Operating expenses increased 7% in 1991, primarily due to costs associated with consolidation of the Arizona/California telephone operations and increased employee benefits. Depreciation expense increased 6% in 1992 and 4% in 1991, primarily due to increased investment in plant in service. Adding to this increase in 1992 was an increase in the authorized depreciation rate for the company's California telephone operations.

         Taxes other than income increased by 7% in 1992 and 9% in 1991, primarily due to increased real estate and sales taxes resulting from higher tax rates and assessment values, and, in 1992 because of the acquisition of northern Arizona gas properties. Income taxes increased 1% in 1992, primarily due to increased taxable income.

         Interest expense increased 17% in 1992 and 5% in 1991, primarily due to additional industrial development revenue bond construction fund requisitions and interest on debentures issued in January 1992, the proceeds of which were used to redeem higher-coupon debt in February and March 1992. Investment income increased in 1992, primarily due to the temporary investment of debenture proceeds, increased industrial development revenue bond proceeds held-in-trust and income from the company's Centennial investment.

         Cost increases, including those due to inflation, are offset in due course by increases in revenues obtained under established regulatory procedures.

  (c)  Kauai Electric Division
       -----------------------

         The company's Kauai Electric Division ("KED") sustained significant damage to its transmission and distribution lines, poles and equipment and moderate damage to other property as a result of Hurricane Iniki on September 11, 1992. Service was disrupted to 100% of KED's customers.
       As of December 31, 1992, all customers whose facilities were capable of receiving service (approximately 22,000 of the KED's 24,500 pre-hurricane customers) were reconnected.

         The company estimates that expenditures necessary to restore service and the system will not exceed $45,000,000. These costs are being capitalized as deferred debits, and allowed restoration costs will ultimately be included in property, plant and equipment. Funding of the restoration costs will be from a combination of insurance proceeds and corporate funds. The company is assessing and documenting damages and expenditures in conjunction with its insurer to maximize its insurance recovery. The company has sufficient reserves and access to financing to fund restoration costs without adversely affecting the company's financial position.

         On November 4, 1992, the Hawaii Public Utilities Commission ("HPUC") issued an Interim Order in KED's general rate application granting an annual increase in revenues of $8,000,000. This increase substantially offsets the financial impact of Hurricane Iniki on KED's 1992 results of operations.

         On December 9, 1992, the HPUC approved a stipulation among KED, Department of Commerce and Consumer Affairs - Division of Consumer Advocacy and the United States Department of Defense. This stipulation, sponsored by KED, calls for regulatory treatment of certain costs associated with the restoration to mitigate the financial impact of Hurricane Iniki on KED's customers and its results of operations. As part of this stipulation, KED agreed to defer its next general rate increase application until 1994 with rates becoming effective no earlier than January 1, 1995 ("deferred rate case"). Under the terms of this stipulation, KED is authorized to earn an allowance for funds used during construction ("AFUDC") on the restoration costs. The allowed restoration costs as of December 31, 1992, of $38,344,000, plus associated AFUDC earnings of $900,000, will be included in rate base to be recovered in the deferred rate case. Restoration costs, plus associated AFUDC earnings, not ultimately allowed in rate base should be recovered by the company in the deferred rate case over an amortization period to be determined in that case. Depreciation expense on the restoration plant will be deferred and will be amortized over the remaining useful lives of the restoration plant when rates are approved in the deferred rate case. Lost gross margin and interest, compounded monthly, on the lost gross margin is authorized to be accrued and is subject to recovery in the deferred rate case.

         The company believes that this stipulation is in the best interest of KED's customers and the company's shareholders. The company's 1992 net income of $115,013,000 includes a pre-tax charge of $6,500,000 for any non-recoverable impact from Hurricane Iniki. The company's strong geographic and utility service diversification ensures that the damages suffered by KED will not have a material financial impact on the company as a whole.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The following documents are filed as part of this Report:

             1.  Financial Statements:
                 See Index on page F-1.

             2.  Supplementary Data:
                 Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.  Disagreements with Auditors on Accounting and Financial Disclosure
         ------------------------------------------------------------------

     None

                                    PART III
                                    --------

       The company intends to file with the Commission a definitive proxy statement for the 1993 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1992. The information called for by this Part III is incorporated by reference to that proxy statement.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)  The following documents are filed as part of this Report:

               1.  The financial statements indexed on page F-1 of this Report.

               2. The financial statement schedules required to be filed by Item
                  8 will be filed as a Form 8 amendment to this Report on or before April 30, 1993.

               3. The Exhibits listed below:

Exhibit
  No.         Description
- -------       -----------

3.1       Certificate of Incorporation
3.2       By-laws
3.2.1     Amendment dated April 14, 1992, to the By-laws
4.1 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947, to The Marine Midland Trust Company of New York and Baldwin Maull, as Trustees (First Interstate Bank of California, Successor Corporate Trustee and Donald R. McEachren, Successor Individual Trustee)
4.13      Twelfth Supplemental Indenture, dated September 11, 1962
4.17      Sixteenth Supplemental Indenture, dated March 1, 1975
4.24      Eighteenth Supplemental Indenture, dated April 15, 1986
4.25 Instrument in Writing, dated June 6, 1986, appointing a Successor Corporate Trustee and a Successor Individual Trustee
4.26 Instrument in Writing, dated March 26, 1988, appointing a Successor Individual Trustee
4.100.1 Copy of Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee
4.100.2   First Supplemental Indenture, dated August 15, 1991
4.100.3 Letter of Representations, dated August 20, 1991, from Citizens Utilities Company and Chemical Bank, as Trustee, to Depository
          Trust Company ("DTC") for deposit of securities with DTC
4.100.4 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee
4.100.5   Letter of Representations, dated January 29, 1992, from
          Citizens Utilities Company and Chemical Bank, as Trustee, to DTC, for deposit of securities with DTC

          The company agrees to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Electrification Administration and Rural Telephone
          Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; and copies of separate loan agreements and indentures governing various Industrial development revenue bonds.

 10.1           Incentive Deferred Compensation Plan, dated April 16, 1991
 10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984
 10.6.1         Directors' Retirement Plan, effective January 1, 1989
 10.9           Management Equity Incentive Plan, effective June 22, 1990
 10.10          LGS 1979 Option Incentive Plan, as amended
 10.11          LGS 1981 Incentive Option Plan, as amended
 10.12          LGS 1981 Stock Option Plan, as amended
 10.13          LGS Supplemental Executive Retirement Plan
 10.14          Letter agreement between LGS and James W. Swenson, dated May
                18, 1979
 10.15 Termination agreement, dated March 14, 1986, between LGS and James W. Swenson
 10.16          Employment Agreement between Citizens Utilities Company and
                Leonard Tow
 10.17          1992 Employee Stock Purchase Plan
 23.            Auditors' Consent

                Exhibit number 4.24 is incorporated by reference to the same exhibit designation in the Registrant's Form 8-K Current Report filed April, 1986. Exhibit number 4.25 is incorporated by reference to the same exhibit designation in the Registrant's Form S-3 No. 33-6455 filed June, 1986. Exhibit number 4.26 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988. Exhibit number 10.6 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984. Exhibit number 10.6.1 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Exhibit number 10.9 is incorporated by reference to Appendix A to the Registrant's Proxy Statement dated May 14, 1990. Exhibit numbers 10.10, 10.11, 10.12, 10.13, 10.14 and 10.15 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. Exhibit numbers 4.100.1, 4.100.2 and 4.100.3 are incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991. Exhibit numbers 3.1, 3.2, 4.1, 4.100.4 ,
                4.100.5, 4.13, 4.17, 10.1 and 10.16 are incorporated by
                reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. The Registrant's Annual Reports on Form 10-K and Form 8-K Current Reports bear SEC File Number Reference 0-1291.

           (b) No Form 8-K was required during the three months ended December 31, 1992.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                       By:        /s/Leonard Tow
                           ------------------------------------------
                                  Leonard Tow
                Chairman of the Board; Chief Executive Officer;
       Chief Financial Officer; Member, Executive Committee and Director
                                    March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 1994.

       Signature                               Title
       ---------                               -----

    /s/Robert J. DeSantis
- -----------------------------        Vice President and Treasurer
      (Robert J. DeSantis)

    /s/Livingston E. Ross
- -----------------------------        Vice President and Controller
      (Livingston E. Ross)

       Norman I. Botwinik*
- -----------------------------        Member, Executive Committee and Director
      (Norman I. Botwinik)

       Aaron I. Fleischman*          Member, Executive Committee and Director
- -----------------------------
      (Aaron I. Fleischman)

       Stanley Harfenist*            Member, Executive Committee and Director
- -----------------------------
      (Stanley Harfenist)

       Andrew N. Heine*
- -----------------------------        Director
      (Andrew N. Heine)

       Elwood A. Rickless*           Director
- -----------------------------
      (Elwood A. Rickless)

       John L. Schroeder*            Director
- -----------------------------
      (John L. Schroeder)

       Robert D. Siff*               Director
- -----------------------------
      (Robert D. Siff)

       Robert A. Stanger*            Director
- -----------------------------
      (Robert A. Stanger)

       Edwin Tornberg*               Director
- -----------------------------
      (Edwin Tornberg)


*By:   /s/Robert J. DeSantis
    -------------------------
      (Robert J. DeSantis)
        Attorney-in-Fact

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                         Index to Financial Statements




 Independent Auditors' Report                                                 F-2
 Consolidated balance sheets as of December 31, 1992, 1991 and 1990           F-3
 Consolidated statements of income for the three years ended
 December 31, 1992                                                            F-4
 Consolidated statements of shareholders' equity for the three
 years ended December 31, 1992                                                F-5
 Consolidated statements of cash flows for the three years
 ended December 31, 1992                                                      F-6
 Notes to consolidated financial statements                                   F-7 - F-18

                         Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Utilities Company:

We have audited the consolidated financial statements of Citizens Utilities Company and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries at December 31, 1992, 1991 and 1990, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        KMPG Peat Marwick
                                        KMPG Peat Marwick

New York, New York
March 15, 1993

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1992, 1991 and 1990
                                (In thousands)



                                             1992                  1991                   1990
                                             ----                  ----                   ----
                                     ASSETS
                                     ------
Current assets:
Cash                                     $   19,752            $   42,229             $   28,118
Accounts receivable:
 Utility service                             75,754                60,668                 42,585
 Other                                       15,932                18,559                 13,973
 Less allowance for doubtful accounts           441                   354                    410
                                         ----------            ----------             ----------
                                             91,245                78,873                 56,148
                                         ----------            ----------             ----------
Materials and supplies                        7,794                10,842                 10,232
Other current assets                          4,400                 4,908                  3,889
                                         ----------            ----------             ----------
                                            123,191               136,852                 98,387
                                         ----------            ----------             ----------

Property, plant and equipment             1,503,471             1,399,176              1,269,545
Less accumulated depreciation               406,833               371,880                349,820
                                         ----------            ----------             ----------
                                          1,096,638             1,027,296                919,725
                                         ----------            ----------             ----------

Investments                                 561,062               480,727                395,629
Net assets of discontinued
oil and gas operations                            0                     0                 12,583
Deferred debits and other assets            107,090                76,577                 64,875
                                         ----------            ----------             ----------
                                         $1,887,981            $1,721,452             $1,491,199
                                         ==========            ==========             ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
Accounts payable                         $   87,298        $     88,682               $   72,581
Income taxes accrued                         59,947              42,466                   27,693
Long-term debt due within one year           10,850              11,784                   18,172
Customers' deposits                          17,150              17,709                   16,151
Interest accrued                             12,943              10,776                    7,258
Other current liabilities                    36,300              34,871                   35,049
                                         ----------            --------               ----------
                                            224,488             206,288                  176,904

Customer advances for construction          140,309             134,878                  125,383
Contributions in aid of construction         39,549              41,620                   36,581
Deferred income taxes                        95,222             107,767                  114,741
Deferred credits                             28,443              27,202                   19,013
Long-term debt                              522,699             484,021                  412,348
Shareholders' equity                        837,271             719,676                  606,229

                                         $1,887,981        $  1,721,452               $1,491,199
                                         ==========           =========               ==========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1992
                 (In thousands, except for per-share amounts)



                                              1992       1991       1990
                                           ----------  ---------  ---------
Revenues:
 Telecommunications                         $183,511   $195,244   $176,427
 Natural gas                                 189,812    151,165    155,574
 Electric                                    145,032    137,781    136,242
 Water/Wastewater                             59,388     57,642     56,991
 Other                                         2,721      3,193      3,017
                                            --------   --------   --------
                                             580,464    545,025    528,251
                                            --------   --------   --------

Operating expenses:
 Electric energy and fuel oil purchased       76,286     71,323     70,239
 Natural gas purchased                       102,556     81,402     87,411
 Operating expenses                          141,954    135,924    127,158
 Maintenance expenses                         24,893     28,376     31,842
 Depreciation                                 50,127     47,212     45,262
 Taxes other than income                      34,174     31,935     29,183
                                            --------   --------   --------
                                             429,990    396,172    391,095
                                            --------   --------   --------
  Income from operations                     150,474    148,853    137,156

Investment income                             40,072     32,248     32,218
Other income - net                             7,278      8,073      9,129
 Income before interest expense and
  income taxes                               197,824    189,174    178,503
Interest expense                              39,044     33,249     31,816
                                            --------   --------   --------
  Income before income taxes                 158,780    155,925    146,687
                                            --------   --------   --------

  Income taxes                                43,767     43,571     41,063
                                            --------   --------   --------
    Net income                              $115,013   $112,354   $105,624
                                            ========   ========   ========


  Earnings per share of common stock:
    Series A                                   $1.37      $1.35      $1.25
                                               =====      =====      =====

    Series B                                   $1.37      $1.35      $1.25
                                               =====      =====      =====





  The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1992
                  (In thousands, except for per-share amounts)


                                         Common Stock ($.25)                                    Unrealized      ESOP
                                  Series A              Series B                                Gain (Loss)     Shares
                                  --------              --------                                    on        Purchased
                            (Authorized 100,000)  (Authorized 130,000)   Additional             Marketable      with
                              Shares      Par      Shares       Par       Paid-in    Retained     Equity     Guaranteed
                              Issued     Value     Issued      Value      Capital    Earnings   Securities      Debt        Total
                             ---------  --------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Balance December 31, 1989      36,972   $ 9,243     11,562     $2,890     $324,945  $ 206,120      $   123      ($2,003)  $541,318
  Net income                                                                          105,624                              105,624
  Cash dividends of merged
    company                                                                            (3,942)                              (3,942)
  Stock dividends in
   shares of Common Stock
   Series A and Series B        1,538       384        480        120       47,141    (78,470)                             (30,825)
  Conversions of Series A
   to Series B                    (80)      (20)        80         20                                                            0
  Transactions of merged
    company                                           (103)       (25)      (2,615)      (313)        (919)      (2,074)    (5,946)
                                ------  --------    -------    -------    --------- ----------     --------     --------  ---------

Balance December 31, 1990      38,430   $ 9,607     12,019     $3,005     $369,471  $ 229,019        ($796)     ($4,077)  $606,229
  Adjustment to change
   fiscal year-end of
   merged company                                                              261     (4,092)       1,062          235     (2,534)
  Net income                                                                          112,354                              112,354
  Stock dividends in
   shares of Common Stock
   Series A and Series B        3,039       760        860        215       97,088   (100,621)                              (2,558)
  Stock options exercised                              159         40        1,690                                           1,730
  Tax benefit arising from
   stock options exercised                                                     977                                             977
  Cancelled treasury shares                            (52)       (13)      (1,380)                                         (1,393)
  Conversions of Series A
   to Series B                   (303)      (76)       303         76                                                            0
  Net unrealized investment
   gain                                                                                              1,102                   1,102
  Reduction of indebtedness                                                                                       3,769      3,769
                               ------  --------    -------    -------    --------- ----------     --------     --------  ---------

Balance December 31, 1991      41,166   $10,291     13,289     $3,323     $468,107  $ 236,660      $ 1,368      ($   73)  $719,676
 Net income                                                                           115,013                              115,013
  Stock dividends in
   shares of Common Stock
   Series A and Series B        2,799       700        950        237      117,454   (118,391)                                   0
  3-for-2 stock split          21,078     5,270      7,134      1,783       (7,053)                                              0
  Stock options exercised                              113         28        1,669                                           1,697
  Tax benefit arising from
   stock options exercised                                                     531                                             531
  Restricted stock                                     231         58        8,184                                           8,242
  Non-vested restricted
   stock                                                                    (6,593)                                         (6,593)
  Conversions of Series A
   to Series B                   (887)     (222)       887        222                                                            0
  Reversal of unrealized
    investment gain                                                                                 (1,368)                 (1,368)
  Reduction of indebtedness                                                                                          73         73
                               ------  --------    -------    -------    --------- ----------     --------     --------  ---------
Balance December 31, 1992      64,156   $16,039     22,604     $5,651     $582,299  $ 233,282      $     0     $      0   $837,271
                               ======   =======     ======     ======     ========  =========      =======     ========   =========


The accompanying Notes are an integral part of these Consolidated Financial
Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1992
                                (In thousands)




                                              1992       1991       1990
                                              ----       ----       ----

 Net cash provided by operating activities  $150,795   $165,013   $130,758
                                            --------   --------   --------

Cash flows from investing activities:
 Construction expenditures                  (148,563)  (113,981)  (134,575)
 Customer advances for construction and
  contributions in aid of construction         5,033     15,144     13,675
 Securities purchases                       (356,816)  (253,018)  (170,561)
 Securities sales and maturities             285,285    180,943    144,971
 Business acquisitions                             0    (41,893)         0
 Change in net assets of
  discontinued operations                          0      4,226      7,537
                                            --------   --------   --------
                                            (215,061)  (208,579)  (138,953)
                                            --------   --------   --------

Cash flows from financing activities:
 Long-term debt borrowings                   135,672    119,371     65,029
 Long-term debt principal payments           (95,365)   (56,731)   (20,509)
 Common stock purchased for payment
  of stock dividends                               0     (3,951)   (24,837)
 Other                                         1,482     (1,012)    (7,057)
                                            --------   --------   --------

                                              41,789     57,677     12,626
                                            --------   --------   --------


Increase (decrease) in cash                  (22,477)    14,111     4,431
Cash at January 1,                            42,229     28,118    23,687
                                            --------   --------   --------
Cash at December 31,                        $ 19,752    $42,229   $28,118
                                            ========    =======   ========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

 (1)  Summary of Significant Accounting Policies:
      ------------------------------------------
      (a) Principles of Consolidation:

            The consolidated financial statements include the accounts of Citizens Utilities Company and all subsidiaries after elimination of intercompany balances and transactions. Certain reclassi-fications of balances previously reported have been made to conform to current presentation. On December 4, 1990, Louisiana General Services, Inc. ("LGS") was merged with and into the company. The company's consolidated financial statements for 1990 include LGS' balance sheet, as of September 30, 1990, and related statements of income, cash flows and shareholders' equity, all for LGS' fiscal year ended September 30, 1990. During 1991, the company changed the fiscal year end of LGS from September 30 to December 31. This change was made to be consistent with the company's reporting of its operations. The result of this change is included as an adjustment, in 1991, to shareholders' equity.

     (b)  Construction Costs and Maintenance Expense:
            Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction ("AFUDC"). AFUDC represents the borrowing costs and a reasonable return on common equity of funds used to finance construction. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount relating to equity is included in other income ($6,398,000, $7,250,000 and $6,794,000 for 1992, 1991 and 1990,
          respectively) and the amount relating to borrowings is a reduction of interest expense ($1,805,000, $2,045,000 and $1,698,000 for 1992, 1991
          and 1990, respectively). The weighted average rates used to calculate AFUDC were 14%, 13% and 14% in 1992, 1991 and 1990, respectively. Maintenance and repairs are charged to operating expenses as incurred. The cost, net of salvage, of routine property dispositions is charged against accumulated depreciation.

     (c)  Depreciation Expense:
            Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represented approximately 4% of the gross depreciable property, plant and equipment for 1992, 1991 and 1990.

     (d)  Deferred Income Taxes and Investment Tax Credits:
            Deferred income taxes result from the tax effect of using accelerated depreciation methods and certain other timing differences between income reported on the consolidated financial statements and taxable income reported on the company's income tax returns. The investment tax credits relating to utility properties, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the life of the related properties. The preceding procedures are consistent with accepted rate-making procedures in many states where the company's operations are conducted.

            The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires a change from the deferred to the liability method of computing deferred income taxes. Upon adoption in the first quarter of 1993, the company plans to apply the provisions of SFAS No. 109 without restating prior years' financial statements. Due to the effects of regulation, adoption of SFAS No. 109 will not have a material impact on the consolidated financial statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

 (1)  Summary of Significant Accounting Policies: (continued)
      ------------------------------------------
      (e)  Revenues:

             Electric, natural gas and water/wastewater - The company records revenues from electric, natural gas and water/wastewater customers when billed. These customers are billed on a cycle basis based on monthly meter readings. The company accrues unbilled revenues earned from the dates customers were last billed to the end of the accounting period.

             Telecommunications - The company records revenues from telecommunications services when earned. Revenues from local service are primarily derived from providing local telephone services.
         Revenues from long-distance service are derived from charges for access to the company's local exchange network, subscriber line charges and contractual arrangements. Certain toll and access services revenues are estimated under cost separation procedures that base revenues on current operating costs and investments in facilities to provide such services.

      (f) Investment in Centennial Cellular Corp.:

            The Company recorded its investment in Centennial Cellular
         Corp. Convertible Redeemable Preferred Stock (the "Preferred Security") and Class B Common Stock at the historical cost of the Company's investment in Citizens Cellular Company. The terms of the Preferred Security provide that the Preferred Security accretes a liquidation value preference at a fixed dividend rate of 7.5%, compounded quarterly, on an initial liquidation value preference of $125.7 million until the Preferred Security reaches a liquidation value preference of $186 million on August 31, 1996. The Company recognizes the accretion as it is earned in each period as Investment income and increases the book value of its investment in Centennial by the same amount. On a quarterly basis, the company assesses whether the book value of the Preferred Security can be realized by comparing such book value to the market value of Centennial's common equity and by evaluating other relevant indicators of realizability, including Centennial's ability to redeem the Preferred Security. The book value of the Preferred Security would be deemed impaired to the extent that such book value exceeds the estimated realizability of the Preferred Security based on all existing facts and circumstances, including the company's assessment of its ability to realize the book value of the Preferred Security through mandatory redemption. (See Notes 3 and 5 of Notes to Consolidated Financial Statements)

      (g) Earnings Per Share:

            Earnings per share is based on the average number of outstanding shares. Earnings per share is presented for each Series separately, with historical adjustment for stock dividends and stock splits for each Series. The calculation is not adjusted for the 1.2% stock dividend declared on February 17, 1993, because its effect is immaterial. The effect on earnings per share of the exercise of dilutive options is immaterial.

(2)    Property, Plant and Equipment:
       ------------------------------
          The components of property, plant and equipment at December 31, 1992, 1991 and 1990 are as follows:



Classifications                                1992           1991          1990
- ---------------                                ----           ----          ----

  Transmission and distribution
   facilities                             $1,032,426,000  $968,717,000  $882,501,000
  Production and generating facilities       222,594,000   209,540,000   175,192,000
  Pumping, storage and purification
   facilities                                 71,238,000    67,967,000    64,828,000
  Intangibles                                  3,145,000     2,507,000     1,571,000
  Other                                      128,452,000   126,737,000   114,078,000
  Construction work in progress               45,616,000    23,708,000    31,375,000

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

  (3)  Mergers and Acquisitions:
       ------------------------

      On December 4, 1990, the company issued 4,182,000 Series B shares in exchange for all the outstanding shares of LGS, a company engaged in residential, commercial and industrial gas operations in the state of Louisiana. The acquisition was accounted for as a pooling of interests. Revenues and income from continuing operations included in the 1990 consolidated statements of income were as follows:


       Revenues:
       ---------
        Company                              $383,654,000
        LGS                                   144,597,000
                                             ------------
         Combined                            $528,251,000
                                             ============

       Income from continuing operations:
       ---------------------------------
        Company                              $ 96,789,000
        LGS                                     8,835,000
                                             ------------
         Combined                            $105,624,000
                                             ============

     On December 3, 1991, the company acquired Southern Union Company's northern Arizona gas utility operations, which serves more than 65,000 customers, for a purchase price of $46 million. The purchase price was comprised of approximately $39 million in cash, allocated to utility plant, and $7 million in net liabilities assumed.

     On August 30, 1991, the company and Century Communications Corp. completed the merger of their respective interests in the cellular telephone field.
   The combination was effected through a merger of Citizens Cellular Company, a subsidiary of the company having an adjusted book value of $69,668,000, with and into Century Cellular Corp., a wholly-owned subsidiary of Century Communications Corp. In connection with the merger, the company received Centennial Cellular Corp. (formerly Century Cellular Corp.) Convertible Redeemable Preferred Stock with an initial liquidation value preference of $125.7 million and Class B Common Stock representing 13% of the currently outstanding common equity of Centennial Cellular Corp. These securities are included in the investments caption of the consolidated balance sheet.

     In March 1993, the company signed an agreement to purchase, through a joint venture with Century Communications Corp., the assets of two cable television systems serving approximately 45,000 subscribers in California. The purchase is expected to be consummated in 1993. The chairman and chief executive officer of the company is also chairman and chief executive officer of Century Communications Corp.

 (4)  Discontinued Operations and Dispositions:
      ----------------------------------------

     In 1989, prior to its merger with the company, the Board of Directors of LGS approved a plan of disposition relating to the oil and gas exploration and production operation of LGS. Accordingly, the assets and operating results were classified as discontinued operations.

     The net assets related to the discontinued operations, consisting primarily of oil and gas properties, were reduced to net realizable value and were segregated in the 1990 consolidated balance sheet under the caption "Net assets of discontinued oil and gas operations." The company has disposed of substantially all of these assets.

     During 1992, the company disposed of two water properties in California. One property was transferred to a municipality through condemnation proceedings. The company received net proceeds of $3,400,000 and had a net investment of $1,877,000. The other property was sold for net proceeds of $6,618,000; the company's net investment was $4,160,000. In December 1992, the company disposed of its Idaho electric operations. The company received $1,177,500 and had a net investment of $706,000. The resulting gains on dispositions are included in other income.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

 (5)  Investments:
      -----------

     Investments include high-grade, short and intermediate term, fixed-income securities (primarily state and municipal debt obligations) and equity securities to be liquidated for additions and improvements to the company's utility facilities, acquisitions and other corporate purposes. Fixed-income securities are stated at cost. Marketable equity securities are stated at the lower of cost or market.

     The Company's investment in Centennial Cellular Corp. (See Note 3 of Notes to Consolidated Financial Statements) includes 102,187 Convertible Redeemable Preferred Shares and 1,367,099 Class B Common Shares. The liquidation value preference earned on the Convertible Redeemable Preferred Stock for 1992 and 1991 was $8,803,000 and $2,563,000, respectively, and recorded as Investment income. The book value of the investment in Centennial at December 31, 1992, as presented in the table below, represents the initial book value of the investment of $69,668,000 ($19,826 of which relates to the Class B common shares) plus $11,366,000 of liquidation value preference earned on the Preferred Security by the company to date. The Preferred Security is mandatorily redeemable in the year 2007. The company believes it can realize its investment in Centennial either by cash redemption by the issuer funded through refinancing by the issuer, by temporary conversion to common equity securities followed by the sale of the common equity securities, or by sale of its current investment holdings.

     The aggregate market value of marketable equity securities at December 31, 1992, was $19,266,000. Total unrealized gains and losses on marketable equity securities at December 31, 1992, were $5,332,000 and $0, respectively. Net realized gains on marketable equity securities included in the determination of net income for the years 1992, 1991 and 1990, respectively, were $259,000, $670,000 and $17,000. The cost of securities sold was based on the actual cost of the shares of each security held at the time of sale. Marketable equity securities at December 31, 1992, includes 1,622,250 shares (adjusted for stock dividends) of Class A Common Stock of Century Communications Corp. These shares represent 1.8% of the outstanding common
   stock of Century Communications Corp.   The chairman and chief executive
   officer of the company is also chairman and chief executive officer of Century Communications Corp.


   The components of investments at December 31, 1992, 1991 and 1990 are as
   ------------------------------------------------------------------------
   follows:
   --------

                                         1992          1991          1990
                                     ------------  ------------  ------------

   State and municipal securities    $448,605,000  $369,170,000  $367,645,000
   Investment in Centennial            81,034,000    72,231,000             -
   Other fixed income securities       10,680,000    21,807,000     9,817,000
   Marketable equity securities        13,934,000    10,968,000    14,498,000
   Other                                6,809,000     6,551,000     3,669,000
                                     ------------  ------------  ------------

       Total                         $561,062,000  $480,727,000  $395,629,000
                                     ============  ============  ============


       The fair value of investments, presented as required by SFAS No. 107, was $649,366,000 at December 31, 1992, based on relative market information about each financial instrument.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(6) Long-term Debt:
    --------------


                                Weighted average                                      December 31,
                                interest rate at                          ------------------------------------
                                December 31, 1992   Maturities            1992             1991           1990
                                -----------------   ----------------  --------         --------       --------
                                                                                ($ in thousands)
  Industrial development
   revenue bonds                             6.53%       2015 - 2028  $242,391         $209,208       $162,977
  Debentures                                 7.78%       2001 & 2004   150,000           50,000         14,033
  Commercial paper notes
   payable                                   3.33%         Variable     62,680           77,565         57,665
  Rural Electrification
   Administration and Rural
   Telephone Bank notes                      6.50%       2006 - 2015    43,494           44,851         41,716
  Subordinated notes of
   merged company                           10.84%       1995 - 1998    12,261           20,784         26,046
  First Mortgage and first
   mortgage and collateral
   trust bonds                               9.50%              2008    11,489           81,215        107,078
  Other long-term debt                       7.47%       1994 - 1999       384              398          2,833
                                             -----                    --------       ----------       --------
                                             6.74%                    $522,699       $  484,021       $412,348
                                             =====                    ========       ==========       ========

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(6)  Long-term Debt: (continued)
     --------------

     Commercial paper notes payable have been classified as long-term debt because these obligations are expected to be refinanced ultimately through the issuance of long-term securities. The company has available lines of credit with banks totaling $200,000,000, which expire on April 8, 1994, and incurs a facility fee of one tenth of one percent per annum.

     The total principal amounts of industrial development revenue bonds at December 31, 1992, 1991 and 1990, respectively, were $274,030,000,
   $264,030,000 and $169,580,000. Amounts presented in the table above have been reduced by funds held by trustees to be used for payment of qualifying construction expenditures. Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 1997, for $30,350,000 of principal amount of bonds.

     In the years 1992, 1991 and 1990, respectively, interest payments were $37,913,000, $34,645,000 and $33,712,000.

     The fair value of long-term debt, presented as required by SFAS No. 107, is $550,724,000 at December 31, 1992, based on relative market information and information about each financial instrument.



     The installment principal payments and maturities of long-term debt for the next five years are as follows:

                                         1993        1994     1995     1996     1997
                                    --------------  -------  -------  -------  -------
                                                     ($ in thousands)
  Installment principal payments           $ 1,680   $1,614  $ 1,323   $1,409   $1,504
  Maturities                                 9,170        0   10,247      756      106
                                           -------   ------  -------   ------   ------
                                           $10,850   $1,614  $11,570   $2,165   $1,610
                                           =======   ======  =======   ======   ======


(7)  Capital Stock:
     --------------

       The common stock of the company is in two series, Series A and Series B. Quarterly stock dividends are declared and issued at the same rate on both Series A and Series B Common Stock. The series differ in that, beginning in 1992, Series B shareholders have the annual option of enrolling in the "Series B Common Stock Dividend Sale Plan." The Plan offers Series B shareholders the opportunity to have their stock dividends sold quarterly by the Plan Broker and the net cash proceeds of the sale distributed to them quarterly. Series A shares are convertible share-for-share into Series B shares at all times. Series B shares, however, are not convertible into Series A. In all other respects, the shares of both series have identical voting rights and participate ratably in liquidation. On April 14, 1992, the company declared a 3-for-2 stock split of its Series A and Series B Common Stock. The stock split was distributed on July 24, 1992, to shareholders of record on July 1, 1992. Quarterly stock dividend rates declared on Series A and Series B Common Stock are based upon cash equivalent rates and share market prices, and have been as follows:


                              Dividend Rates
                            -------------------
                            1992   1991   1990
                            -----  -----  -----
          First quarter      1.6%   2.0%  1.33%
          Second quarter     1.5%   1.9%  1.33%
          Third quarter      1.2%   1.9%  1.33%
          Fourth quarter     1.2%   1.9%  2.40%

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(7) Capital Stock: (continued)
    -------------
      Annualized stock dividend cash equivalent rates considered by the company's Board of Directors in establishing the stock dividends during 1992, 1991 and 1990, respectively, were $1.41, $1.29 and $1.17 (as adjusted for the July 24, 1992, 3-for-2 stock split).

      The company, from time to time, purchased Series A and Series B shares for use in partial payment of the 1991 and 1990 stock dividends. The table below shows the sources of shares used in partial payment of the stock dividends during the periods shown:


                 Purchased Shares    New shares       Total
               --------------------
                  Cost      Shares     issued    dividend shares
               -----------  -------  ----------  ---------------
       1992              -        -   3,749,000        3,749,000
       1991    $ 2,558,000   93,000   3,899,000        3,992,000
       1990    $30,825,000  833,000   2,018,000        2,851,000

      The company has 50 million authorized shares of preferred stock ($.01 par), none of which has been issued. The preferred stock may be issued by the Board of Directors (without further approval by shareholders) in one or more series, having such attributes as may be designated by the Board of Directors at the time of issuance.

      The indenture securing long-term debt of the company provides, among other things, that the company will not declare or pay a cash dividend on the common stock if the aggregate amount declared or paid after December 31, 1946, shall exceed $613,000 plus the aggregate consolidated net earnings of the company and its subsidiaries subsequent to December 31, 1946. At December 31, 1992, the entire retained earnings were available for dividends.

 (8)  Employee Stock Plans:
      --------------------
       On June 22, 1990, shareholders approved the Citizens Utilities Company Management Equity Incentive Plan ("MEIP"). Under the MEIP, awards of the company's Series A or Series B Common Stock may be granted to eligible officers and other management employees of the company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.

       The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% of the company's common stock outstanding from time to time; provided that no more than 3,903,000 shares (adjusted for stock dividends and stock split) will be issued pursuant to incentive stock options under the MEIP. No awards will be granted more than ten years after the effective date of the MEIP. The exercise price of stock options and stock appreciation rights ("SARs") shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but over a vesting period.

       Some options were awarded in tandem with related SARs. SARs provide the MEIP participant with the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash or in common stock equal to the difference between the option price and the fair market value of the common stock on the date the SAR is exercised. Either the SAR or the related option may be exercised, but not both. During 1992, 612,788 SARs (adjusted for stock dividends and stock split) were exercised at an average exercise price of $12.21 per share. This resulted in the cancellation of 612,788 tandem stock options. At December 31, 1992, no SARs were outstanding.

       Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options. The following summary of shares subject to option under the MEIP reflects the original shares granted at original option prices.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

 (8)  Employee Stock Plans: (continued)
      --------------------

                                                           Average option
                                 Shares subject to option  price per share
                                 ------------------------  ---------------

Balance at January 1, 1990                    -                -
[S]                                       [C]                [C]
     Options granted                        478,000          $21.40
     Conversion of LGS plans                230,809           12.78
                                          ---------
    Balance at December 31, 1990            708,809           18.59
     Options granted                        398,000           32.17
     Options cancelled or lapsed            (31,160)          20.18
     Options exercised                     (159,056)          10.87
     Adjustment for stock dividends*         60,427               -
                                          ---------
    Balance at December 31, 1991            977,020           24.18
     Options granted                      1,177,488           29.96
     Options exercised                     (112,500)          15.08
     Options cancelled or lapsed           (644,526)          12.46
     Adjustment for stock dividends
      and stock split*                      562,513               -
                                          ---------
    Balance at December 31, 1992          1,959,995          $25.09
                                          =========
    Options exercisable at end of year      237,298          $14.93
                                          =========

         *Represents adjustment to outstanding option shares to reflect stock
       dividends and stock split   during the respective years.

     During 1992, the company granted restricted stock awards to key employees in the form of the company's Series B Common Stock. The number of Series B Common Stock issued as restricted stock awards during 1992 was 231,000 (before adjustment for stock dividends and stock split). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee. The restrictions lapse on 20% of the restricted stock awards each year over a five-year period. At December 31, 1992, 288,437 shares (adjusted for stock dividends and stock split) of restricted stock were outstanding.

     On June 12, 1992, shareholders approved the Citizens Utilities Company 1992 Employee Stock Purchase Plan ("ESP Plan"). Under the ESP Plan, eligible employees of the company and its subsidiaries may subscribe to purchase shares of Series B Common Stock at 85% of the average market price on the last business day prior to the commencement of the purchase period. An employee may elect to have up to 20% of his/her annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of their subscription may not exceed $25,000 in any one calendar year. There are 759,000 shares (adjusted for stock dividends and stock split) of Series B Common Stock reserved for issuance under the ESP Plan. These shares will be adjusted for any future stock dividends or stock splits. The ESP Plan will terminate when all 759,000 shares reserved have been subscribed for, unless terminated earlier by the Board of Directors. The ESP Plan is administered by a committee of the Board of Directors. As of January 1, 1993, the number of employees participating in the ESP Plan was 1,058, and the number of shares subscribed for was 87,121 at a price of $24.28 (which reflects the 15% discount) per share.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


 (9)  Income Taxes:
      ------------
     The following is a reconciliation of the provision for income taxes at federal statutory rates to the reported provision for income taxes:

                                           1992               1991               1990
                                      --------------     --------------     --------------
                                                        ($ in thousands)
  Consolidated tax provision
   at federal statutory rate          $53,985   34.0%   $53,014    34.0%   $49,874   34.0%
  Allowance for funds used
   during construction                 (2,789)  (1.8%)   (3,160)   (2.0%)   (2,887)  (2.0%)
  Amortization of investment
   tax credits                         (2,140)  (1.3%)   (2,292)   (1.5%)   (2,358)  (1.6%)
  State income tax provisions, net
   of federal income tax benefit        4,989    3.1%     5,399     3.4%     5,568    3.8%
  Nontaxable investment income         (8,490)  (5.3%)   (8,229)   (5.3%)   (8,528)  (5.8%)
  All other - net                      (1,788)  (1.1%)   (1,161)  (0.8%)      (606)  (0.4%)
                                       -------  ------   -------  ------     ------   -----
    Total                             $43,767   27.6%   $43,571    27.8%   $41,063   28.0%
                                      =======   =====   =======    =====   =======   =====

     For 1992, 1991 and 1990, accumulated deferred income taxes amounted to $72,969,000, $83,157,000 and $87,757,000, respectively, and the unamortized deferred investment tax credits amounted to $22,253,000, $24,610,000 and $26,984,000, respectively. Income taxes paid during the year, which included balances due for prior years and estimated payments for the current year, were $22,798,000, $29,309,000 and $35,730,000 for 1992, 1991 and 1990,
   respectively. At December 31, 1992, the cumulative amount of timing differences for which deferred income taxes have not been provided was $148,811,000.

     The FASB issued SFAS No. 109, "Accounting for Income Taxes," effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires a change from the deferred to the liability method of computing deferred income taxes. Upon adoption in the first quarter of 1993, the company plans to apply the provisions of SFAS No. 109 without restating prior years' financial statements. Due to the effects of regulation, adoption of SFAS No. 109 will not have a material impact on the consolidated financial statements.

     The provision for federal and state income taxes includes amounts both payable currently and deferred for payment in future periods because of the timing of when income or expense is recognized for financial statement and income tax purposes. The company and its subsidiaries are included in a consolidated federal income tax return using a calendar year reporting period.

                                  1992      1991          1990
                                  ----      ----          ----
                                         ($ in thousands)
     Current
     -------
      Federal                   $37,501   $38,863           $38,152
      State                       7,118     8,377             9,115
                                -------   -------           -------
                                 44,619    47,240            47,267
                                -------   -------           -------
     Deferred
     --------
      Federal                       847    (1,178)           (3,167)
      Investment tax credits     (2,140)   (2,293)           (2,358)
      State                         441      (198)             (679)
                                 -------   ------            -------
                                   (852)   (3,669)           (6,204)
                                 -------   ------            -------

          Total                 $43,767   $43,571           $41,063
                                =======   ========          =======

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(10)  Segment Information:
      -------------------


                                         Year Ended December 31,
                                    -------------------------------
                                       1992          1991          1990
                                   ------------  ------------  ------------
  Telecommunications:
  ------------------
   Revenues                        $183,511,000  $195,244,000  $176,427,000
   Assets                           325,618,000   326,568,000   322,451,000
   Depreciation                      22,256,000    20,031,000    20,584,000
   Capital expenditures              20,672,000    29,344,000    59,993,000
   Operating income before
    income taxes                     85,687,000    95,217,000    78,807,000
  Natural gas:
  -----------
   Revenues                        $189,812,000  $151,165,000  $155,574,000
   Assets                           243,582,000   233,189,000   156,659,000
   Depreciation                      10,106,000    10,138,000    10,051,000
   Capital expenditures              22,280,000     8,922,000     9,640,000
   Operating income before
    income taxes                     26,952,000    19,992,000    14,870,000
  Electric:
  --------
   Revenues                        $145,032,000  $137,781,000  $136,242,000
   Assets                           356,829,000   286,661,000   252,439,000
   Depreciation                      11,038,000    10,171,000     8,281,000
   Capital expenditures              74,502,000    41,268,000    46,954,000
   Operating income before
    income taxes                     18,999,000    22,283,000    27,732,000
  Water/Wastewater:
  ---------------
   Revenues                        $ 59,388,000  $ 57,642,000  $ 56,991,000
   Assets                           320,985,000   308,527,000   290,715,000
   Depreciation                       6,531,000     6,786,000     6,284,000
   Capital expenditures              25,456,000    21,979,000    28,338,000
   Operating income before
    income taxes                     18,529,000    10,656,000    15,220,000

(11)  Quarterly Financial Data (unaudited):
      ------------------------------------

                                          Revenues                        Net Income
                                          --------            ------------------------------------
                                                                                    Per Share
                                                                            ----------------------
    1992                                  Amount              Amount        Series A      Series B
    ----                                  ------              ------        --------      --------
   First quarter                          $153,133,000        $ 25,396,000  $  0.30       $  0.30
   Second quarter                          133,695,000          32,430,000     0.38          0.38
   Third quarter                           139,384,000          31,723,000     0.37          0.37
   Fourth quarter                          154,252,000          25,464,000     0.30          0.30


                                          Revenues                        Net Income
                                          --------        ----------------------------------------
                                                                                  Per Share
                                                                            ---------------------
    1991                                  Amount          Amount           Series A      Series B
    ----                                  ------          ------           --------      --------
   First quarter                          $137,207,000  $ 23,953,000  $       0.28  $       0.28
   Second quarter                          126,677,000    30,354,000          0.36          0.36
   Third quarter                           129,038,000    29,871,000          0.35          0.35
   Fourth quarter                          152,103,000    28,176,000          0.33          0.33

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(12)    Supplemental Cash Flow Information:
        -----------------------------------
           Schedule of net cash provided by operating activities for the years ended December 31,


                                                                         1992             1991         1990
                                                                         ----             ----         ----

   Net income                                                      $115,013,000   $112,354,000   $105,624,000
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                    50,127,000     47,212,000     45,262,000
    Deferred income taxes and
     amortization of investment tax credits                            (852,000)    (3,669,000)    (6,204,000)
    Allowance for equity funds used
     during construction                                             (6,398,000)    (7,250,000)    (6,794,000)
    Change in accounts receivable                                   (12,371,000)   (14,615,000)    (5,596,000)
    Change in accounts payable                                       (4,607,000)     5,298,000     (4,178,000)
    Change in accrued taxes and
     accrued interest                                                19,672,000     20,643,000     13,751,000
    Centennial investment income                                     (8,803,000)    (2,563,000)        --
    Other                                                              (986,000)     7,603,000    (11,071,000)
                                                                   ------------   ------------   ------------
                                                                   $150,795,000   $165,013,000   $130,758,000
                                                                   ------------   ------------   ------------

(13)  Pension and Retirement Plans:
      ----------------------------
        The company and its subsidiaries have noncontributory pension plans covering all employees who have met certain service and age requirements.
   The benefits are based on years of service and final average pay or pay rate. Contributions are made in amounts sufficient to fund the plans' current service costs and to provide for benefits expected to be earned in the future. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.
        Pension costs for 1992, 1991 and 1990 included the following components:


                                        1992         1991         1990
                                     -----------  -----------  -----------

    Service cost                    $ 3,277,000  $ 3,481,000  $ 3,679,000
    Interest cost on projected
    benefit obligations               4,544,000    4,704,000    3,299,000
    Net amortization and deferral       132,000    5,091,000   (3,097,000)
    (Return) loss on plan assets     (5,438,000)  (9,897,000)     417,000
                                     -----------  -----------  ----------
     Net pension cost               $ 2,515,000  $ 3,379,000  $ 4,298,000
                                    ===========  ===========  ===========

     Assumptions used in the computation of pension costs and the actuarial present value of projected benefit obligations included the following:


                                             1992   1991   1990
                                             -----  -----  -----
               Discount rate                    8%     8%     8%
               Expected long-term rate of
                 return on plan assets        8.5%     9%   8-9%
               Rate of increase in
                 compensation levels            5%   5-6%     6%

     As of December 31, 1992, 1991 and 1990, respectively, the fair values of plan assets were $68,506,000, $63,654,000 and $55,697,000 ($36,105,000 in
   overfunded plans and $19,592,000 in underfunded plans). The actuarial present values of the accumulated benefit obligations were $48,661,000, $44,513,000 and $44,043,000 ($20,494,000 in overfunded plans and $23,549,000 in

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


  (13)  Pension and Retirement Plans: (continued)
        ----------------------------

   underfunded plans) for 1992, 1991 and 1990, respectively. The actuarial present values of the vested accumulated benefit obligation for 1992, 1991 and 1990, respectively, were $46,819,000, $43,484,000 and $42,964,000
   ($19,496,000 for overfunded plans and $23,468,000 for underfunded plans). The total projected benefit obligations for 1992, 1991 and 1990, respectively, were $63,199,000, $62,915,000 and $64,044,000 ($39,081,000 for
   overfunded plans and $24,963,000 for underfunded plans).

     The company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. The company recorded approximately $800,000 of expense in 1992 under the pay-as-you-go method, which is a cash-basis method. In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," effective for fiscal years beginning after December 15, 1992. Adoption of SFAS No. 106 will require accrual of the expected costs of providing postretirement benefits to an employee and to the employee's beneficiaries and covered dependents, during the years that the employee renders the necessary service. Upon adoption of SFAS No. 106, the company estimates its 1993 cost to be approximately $3,400,000, of which approximately $500,000 will be deferred for states whose regulatory commissions to date have not but will likely allow recovery of accrued costs in future rate proceedings. Regulatory commissions that have adopted the SFAS No. 106 accrual method recommend 20-year prospective recognition of the associated transition obligation. The company's transition obligation was approximately $20,400,000 at January 1, 1993.

  (14)  Commitments and Contingencies:
        -----------------------------

     The company has budgeted expenditures for facilities in 1993 of approximately $156,400,000 and certain commitments have been entered into in connection therewith. The company's 1992 net income of $115,013,000 includes a pre-tax charge of $6,500,000 for any non-recoverable impact from Hurricane Iniki.

                                 EXHIBIT INDEX
                                 -------------

DESCRIPTION
- -----------

Exhibit No.23         Auditors' Consent