Form 10-Q/A
period 1993-09-30
CITIZENS UTILITIES CO
filed 1994-03-15
CIK 20520

                           CITIZENS UTILITIES COMPANY
                           --------------------------



                                  FORM 10-Q/A
                                  -----------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                ------------------------------------------------

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1993
               -------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1993
                               ------------------
                                                  Commission file number 0-1291
                                                                         ------


                       CITIZENS UTILITIES COMPANY
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                    06-0619596
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    High Ridge Park
    P.O. Box 3801
Stamford, Connecticut                                06905
- --------------------------                  ------------------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code (203) 329-8800
                                                  -----------------------------



                                  NONE
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


                         Yes  X     No
                            -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 1993

                  Common Stock Series A  129,271,738
                  Common Stock Series B  50,279,075

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------

                                     INDEX
                                     -----



                                                                Page No.
                                                                --------

Part I.  Financial Information

 Consolidated Condensed Balance Sheets September 30, 1993
 and December 31, 1992                                            2

 Consolidated Condensed Statements of Income for the Three
 Months Ended September 30, 1993 and 1992                         3

 Consolidated Condensed Statements of Income for the Nine
 Months Ended September 30, 1993 and 1992                         4

 Consolidated Condensed Statements of Cash Flows for the
 Nine Months Ended September 30, 1993 and 1992                    5

 Notes to Financial Statements                                    6

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              7

Part II.  Other Information                                       9

Signature                                                        10

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                 (In thousands)

                                              September      December
                                               30, 1993       31, 1992
                                               --------       --------
                                ASSETS
                                ------

    Current assets:
    Cash and cash equivalents                $   42,410     $   19,752
    Accounts receivable                          76,819         91,245
    Other                                        10,379         12,194
                                             ----------     ----------
                                                129,608        123,191
                                             ----------     ----------
   Property, plant and equipment              1,589,022      1,503,471
   Less accumulated depreciation                448,743        406,833
                                             ----------     ----------
                                              1,140,279      1,096,638
                                             ----------     ----------


   Investments                                  589,910        561,062
   Regulatory assets                            147,842              0
   Deferred debits and other assets             103,088        107,090
                                             ----------     ----------
                                             $2,110,727     $1,887,981
                                             ==========     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

   Current liabilities:
    Long-term debt due within one year       $    1,680     $   10,850
    Other                                       174,503        213,638
                                             ----------     ----------
                                                176,183        224,488
   Customer advances for construction and
    contributions in aid of construction        188,075        179,858
   Deferred income taxes                        193,725         95,222
   Regulatory liabilities                        43,587              0
   Deferred credits and other liabilities        41,825         28,443
   Long-term debt                               530,466        522,699
                                             ----------     ----------
                                              1,173,861      1,050,710
                                             ----------     ----------
   Shareholders' equity:
    Common stock issued, $.25 par value
     Series A                                    32,457         16,039
     Series B                                    12,426          5,651
    Additional paid-in capital                  660,144        582,299
    Retained earnings                           231,839        233,282
                                             ----------     ----------
                                                936,866        837,271
                                             ----------     ----------
                                             $2,110,727     $1,887,981
                                             ==========     ==========




    The accompanying Notes are an integral part of these Financial Statements.

                   ------------------------------------------

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1993 AND 1992
             ------------------------------------------------------
                    (In thousands, except per-share amounts)


                                            1993           1992
                                        ----------       -------

   Revenues                               $144,288       $139,384
                                        -------------------------
    Expenses:
    Operating expenses                      89,272         85,181
    Depreciation                            13,005         13,057
                                        ----------       --------
                                           102,277         98,238
                                        ----------       --------

     Income from operations                 42,011         41,146
                                        -------------------------
   Other income, net                        14,472         11,098

     Income before interest expense
       and income taxes                     56,483         52,244
                                        -------------------------
   Interest expense                          9,070          9,838
                                        -------------------------

     Income before income taxes             47,413         42,406
                                        -------------------------

     Income taxes                           13,074         10,683
                                        ----------      ---------
       Net income                         $ 34,339      $  31,723
                                          ========      =========


    Earnings per share of common stock:
      Series A                                $.19           $.18*
                                              ====           ====

      Series B                                $.19           $.18*
                                              ====           ====


    Weighted average number of common shares outstanding:

     Series A Common Stock                 129,852        132,910*
     Series B Common Stock                  48,659         45,179*

    Dividends declared on common stock:
     In Series A shares on Series A
        Common Stock and in Series B shares
        on Series B Common Stock
        paid quarterly - rate                  1.1%           1.2%
                                            =======        =======


    *Adjusted for the August 1993 2-for-1 stock split.

    The accompanying Notes are an integral part of these Financial Statements.

                   ------------------------------------------

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1992
             -----------------------------------------------------
                    (In thousands, except per-share amounts)



                                                               1993       1992
                                                            ---------  ---------

   Revenues                                                 $451,995   $426,212
                                                            --------------------
   Expenses:
    Operating expenses                                       285,759    267,232
    Depreciation                                              41,096     39,256
                                                            --------    -------
                                                             326,855    306,488
                                                            --------    -------

     Income from operations                                  125,140    119,724
                                                            -------------------
   Other income, net                                          36,322     35,495
     Income before interest expense
       and income taxes                                      161,462    155,219
                                                            -------------------
   Interest expense                                           28,596     32,149

     Income before income taxes                              132,866    123,070
                                                            --------    -------

   Income taxes                                               36,151     33,521
                                                            --------   --------
     Net income                                             $ 96,715   $ 89,549
                                                            ========   ========


   Earnings per share of common stock:
    Series A                                                $    .55   $   .51*
                                                            ========   ========

    Series B                                                $    .55   $   .51*
                                                            ========   ========

   Weighted average number of common shares outstanding:
    Series A Common Stock                                    129,072    131,357*
    Series B Common Stock                                     47,456     43,643*

   Dividends declared on common stock:
    In Series A shares on Series A
     Common Stock and in Series B shares
     on Series B Common Stock
     paid quarterly - compound rate                             3.34%      4.36%
                                                            =========  =========

    *Adjusted for the August 1993 2-for-1 stock split.

    The accompanying Notes are an integral part of these Financial Statements.

                   ------------------------------------------

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1992
             -----------------------------------------------------
                                 (In thousands)


                                                         1993       1992
                                                       --------  ----------

   Net cash provided by operating activities          $ 125,534  $ 101,529
                                                      ---------  ----------
                                                      ---------------------
   Cash flows from investing activities:
    Construction expenditures                           (96,778)   (69,902)
    Securities purchases                               (255,406)  (226,967)
                                                      ---------------------
    Securities sales and maturities                     233,686    154,849
                                                      ---------------------
    Other                                                 7,788      1,500
                                                      ---------   ---------
                                                       (110,710)  (140,520)
                                                      =====================

  Cash flows from financing activities:
    Long-term debt borrowings                            33,290    138,662
    Long-term debt principal payments                   (26,440)  (105,688)
    Other                                                   984        700
                                                      ----------  ---------
                                                          7,834     33,674
                                                      ----------  ---------

   Increase (decrease) in cash and cash equivalents      22,658     (5,317)
   Cash and cash equivalents at January 1,               19,752     42,229
                                                      ---------  ---------
   Cash and cash equivalents at September 30,         $  42,410  $  36,912
                                                      =========  =========



    The accompanying Notes are an integral part of these Financial Statements.

                   -----------------------------------------
                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                (Dollars in thousands, except per-share amounts)


(1) The consolidated financial statements include the accounts of Citizens Utilities Company and all subsidiaries after elimination of intercompany balances and transactions. All adjustments, which consist of only normal recurring accruals, necessary for a fair statement of the results for the interim periods have been made.

(2) Earnings per share is based on the average number of outstanding shares, adjusted for intervening stock dividends and stock splits. Earnings per share is presented for each Series separately, with historical adjustment for intervening stock dividends and stock splits for each Series. The effect on earnings per share of outstanding stock options is immaterial.

(3) In accordance with applicable regulatory systems of account, an allowance for funds used during construction is included in the cost of additions to property, plant and equipment and is allowed in rate base for rate making purposes. The allowance is not a cash item. The amount relating to equity is included in Other income, net and the amount relating to borrowings is offset against Interest expense.

                   ------------------------------------------
                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         (a) Liquidity and Capital Resources
             -------------------------------
        The primary source of funds was from operations. The company considers operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although the level of working capital is not considered to be an indicator of the company's liquidity, the company experiences an improvement in working capital at September 30, 1993 as compared to December 31, 1992 primarily due to funds from operations which were partially applied against the accounts payable balance at December 31, 1992 resulting from Hurricane Inicki. The company used funds from operations, from 1993, 1992 and 1991 Industrial Development Revenue Bond construction fund trust accounts and from customer advances to pay for the construction of utility plant.
      Commercial paper notes payable in the amount of $46,730,000 were outstanding as of September 30, 1993. The company has committed lines of credit with commercial banks under which it may borrow up to $200,000,000.

        On May 19, 1993, the company and GTE Corporation announced the signing of ten definitive agreements in which the company will purchase from GTE Corporation, for $1.1 billion in cash, telephone operations serving approximately 500,000 access lines in nine states. These transactions are consistent with the company's growth strategy, will enable the company to achieve operating economies of scale and increase the company's annual revenues to more than $1 billion. These transactions require the approval of the Federal Communications Commission and the regulatory commissions of the nine states in which the properties are located. The transfers of operations are expected to take place state by state and be completed in part during 1993, with the remaining closings expected to be concluded in 1994.
        The company has received approval from the Federal Energy Regulatory Commission to issue up to $1.25 billion in various forms of securities over the next two years to fund the acquisition of the GTE properties and for other corporate requirements. In addition, the company anticipates filing a shelf-registration statement with the Securities Exchange Commission to offer, from time to time, up to $1 billion in securities to fund the acquisition of GTE telephone operations and for other corporate requirements.
        On October 6, 1993 the company announced that it has entered into a definitive merger agreement with Natural Gas Company of Louisiana (NGL). Under the terms of the agreement, each of NGL's almost 60,000 outstanding shares will be exchanged for approximately 10.4 shares of Citizens' Series B common stock, for an aggregate value of $10.6 million. The completion of the merger is subject to, among other things, receipt of regulatory and NGL shareholder approvals. The approval of Citizens shareholders is not required. NGL is a local gas distribution company serving approximately 15,500 customers in Louisiana. Upon completion of the merger, NGL will operate as part of Citizens' Louisiana gas division.
        During the nine months ended September 30, 1993, the company was authorized net increases in annual revenues for properties in California, Hawaii, Illinois, Ohio, Pennsylvania, Arizona and Vermont totaling $10,368,000. The company has requests for increases in annual revenues pending before regulatory commissions in Arizona, California, Pennsylvania and Vermont.

    (b) Results of Operations
        ---------------------
         Operating revenues for the three months and nine months ended September 30, 1993 increased compared with the like 1992 periods primarily due to increased natural gas, electric and water/wastewater revenues. Natural gas revenues for the quarter totaled $33,772,000, a 7% increase over the 1992 amount of $31,422,000. The increase was primarily due to $253,000 of increased average revenue per MCF of gas sold to industrial customers and $2,097,000 of increased volume of natural gas sold to industrial customers. Natural gas revenues for the nine months totaled $141,483,000, a 10% increase over the 1992 amount of $128,052,000. The increase was primarily due to $6,168,000 of increased average revenue per MCF of gas sold to industrial customers and $9,407,000 of pass-ons of increases in the wholesale costs of commodities purchased to residential and commercial customers. Electric revenues for the quarter totaled $46,175,000, a 18% increase over the 1992 amount of $39,094,000. The increase was primarily due to $2,858,000 of rate increases, $548,000 of pass-ons to customers of increases in the wholesale costs of commodities purchased, $779,000 of customer growth and increased customer usage. Electric revenues for the nine months totaled $126,720,000, a 18% increase over the 1992 amount of $107,510,000. The increase was primarily due to $9,250,000 of rate increases, $414,000 of pass-ons to customers of increases in the wholesale costs of commodities purchased, $284,000 of customer growth and increased customer usage. Pass-ons are required under tariff provisions and do not affect net income. Water/wastewater revenues for the quarter totaled $18,082,000, a 12% increase over the 1992 amount of $16,205,000. The increase was primarily due to $704,000 of rate increases, $824,000 of customer growth and increased usage per customer; in addition to $340,000 of revenues received from water/wastewater properties acquired in December 1992. Water/wastewater revenues for the nine months totaled $48,843,000, a 10% increase over the 1992 amount of $44,423,000. The increase was primarily due to $1,506,000 of rate increases, $1,973,000 of customer growth and increased usage per customer; in addition to $955,000 of revenues received from water/wastewater properties acquired in December 1992. Telecommunications revenues for the quarter totaled $45,616,000, a 12% decrease compared to the 1992 amount of $51,658,000. The decrease was primarily due to $7,485,000 of regulatory changes in the state of California, as referenced in the company's 1992 Annual Report, Form 10-K; partially offset by $617,000 of increased local revenues as a result of customer growth and $907,000 of increased toll revenues as a result of increased toll calls completed. Telecommunications revenues for the nine months totaled $133,091,000, a 7% decrease compared to the 1992 amount of $143,147,000. The decrease was primarily due to $12,216,000 from the company exiting the toll settlement pools, as referenced in the company's 1992 Annual Report, Form 10-K; partially offset by $2,166,000 of increased local revenues as a result of customer growth and $854,000 of increased toll revenues as a result of increased toll calls completed.

        Operating expenses for the three months and nine months ended September 30, 1993 increased compared with the like 1992 periods primarily due to increased commodities purchased for resale offset in part by decreases in telecommunications operating expenses. Natural gas purchased increased due to higher supplier prices for the three months and nine months ended September 30, 1993 and increased customer demand for the three months ended September 30, 1993. Electric energy and fuel oil purchased increased primarily due to increased supplier prices and customer demand. Depreciation expense for the nine months ended September 30, 1993 increased compared to the like 1992 period primarily due to increased investment in plant in service.

       Other income, net for the three months and nine months ended September 30, 1993 increased compared with the like 1992 periods primarily due to an increase in the allowance for funds used during construction as a result of increased property, plant and equipment, as well as, an increase in investment income from the Company's Centennial investment.

       Interest expense for the three months and nine months ended September 30, 1993 decreased compared with the like 1992 periods primarily due to the refinancing of higher-coupon First Mortgage Bonds with lower cost debentures and increased allowance for funds used during construction which is related to borrowings; partially offset by an increase in industrial development revenue bond borrowings. Income taxes for the three months and nine months ended September 30, 1993 increased compared with the like 1992 periods primarily due to increased taxable income.

                          PART II.  OTHER INFORMATION
                          ---------------------------
                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  -------------------------------------------

Item 1.  Legal Proceedings
         -----------------

      Reference is made to Item 1, Legal Proceedings, in Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1993 and June 30, 1993. Status of cases reported remain unchanged.


Item 6.  Reports on Form 8-K
         -------------------

     (b) No Form 8-K was required during the three months ended September 30, 1993.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                   SIGNATURE
                                   ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CITIZENS UTILITIES COMPANY
                                               --------------------------
                                               (Registrant)


Date       November 15, 1993                   By:_____________________________
    -------------------------------                  Livingston E. Ross
                                                  Vice President and Controller