Form 10-K
period 1993-12-31
CITIZENS UTILITIES CO
filed 1994-03-16
CIK 20520

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993     Commission file number 0-1291
                          -----------------                            ------

                          CITIZENS UTILITIES COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-0619596
- ---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                              06905
- ---------------------------------           -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (203) 329-8800
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock Series A, par value $.25
 per share                                           New York Stock Exchange
Common Stock Series B, par value $.25
 per share                                           New York Stock Exchange
- -------------------------------------------------------------------------------
(Title of each class)                   (Name of exchange on which registered)

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

                                       Yes  X     No
                                           ----      ----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1994: $3,044,777,331.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1994.

                     Common Stock Series A     129,785,690
                     Common Stock Series B      52,505,457

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1994 Annual Meeting of Stockholders is incorporated by reference into Part III of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I

Item 1.  Description of Business
          -----------------------
       (a)  General Development of Business
            -------------------------------

       The "company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor public utility corporation. Since then, the company has grown as a result of investment in owned utility operations and numerous acquisitions of additional utility operations. It continues to consider and carry out business expansion through significant acquisitions and joint ventures in traditional public utility and related fields and the rapidly evolving telecommunications and cable television industries.

       The company directly, or through subsidiaries, provides telecommunications, electric, gas and water/wastewater services to more than 1,000,000 customer connections in areas of sixteen states: Arizona, California, Colorado, Hawaii, Idaho, Illinois, Indiana, Louisiana, Ohio, Oregon, Pennsylvania, Tennessee, Utah, Vermont, Washington and West Virginia. Other than the acquisition of the GTE Telephone Properties discussed below, there have not been any material changes in the business of the company during the past fiscal year. The company's strong financial resources and consistent operating performance enable it to make the investments and conduct the operations necessary to serve growing areas and to expand through acquisitions. The company is aggressively and enthusiastically integrating continuous improvement into every aspect of its business with the goal of exceeding customer expectations, ensuring employee satisfaction and increasing shareholder value. In keeping with its commitment to continuous improvement the company has centralized the administration of its Mohave County, Arizona operations, which provide five different utility services, resulting in the ability to enhance customer service and to realize operating cost efficiencies.

          On May 19, 1993, the company and GTE Corporation announced the signing of ten definitive agreements under which the company would purchase from GTE Corporation, for approximately $1,100,000,000 in cash, 500,000 local telephone access lines in nine states ("the GTE Telephone Properties"). These transactions are consistent with the company's growth strategy, will enable the company to achieve operating economies of scale and increase the company's annual revenues to more than $1,000,000,000 once the operations are fully integrated. These transactions require the approval of the Federal Communications Commission and the regulatory commissions of the nine states in which the properties are located. On December 31, 1993, 189,000 access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the company. The remaining access lines are expected to be transferred during 1994.

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

       (c)  Narrative Description of Business
            ---------------------------------

          Telecommunications
          ------------------

       The company provides telecommunications services in Arizona, California, Idaho, Oregon, Pennsylvania, Tennessee, Utah, Washington and West Virginia to customers served by approximately 340,000 access lines as of December 31, 1993. The company will provide telecommunications services to customers served by approximately 311,000 additional access lines in Arizona, California, Montana, New York and Oregon upon completion of the transfer of the remaining GTE Telephone Properties in 1994. Telecommunications services consist of local service, centrex service, network access service, long distance service, competitive access service, cellular service and other related services. The company's telecommunications services and/or rates are subject to the jurisdiction of the Federal Communications Commission and state regulatory agencies.

       The Public Utility Commission of the State of California ("CPUC") continues with its efforts to open the California telecommunications markets to competition. The proceedings call for, among other things, authorized competition for intrastate intraLATA switched toll services; alternative regulatory frameworks for local exchange carriers; less regulation of radio telephone utilities and the elimination of the toll settlement pools for mid-sized local exchange carriers. In support of these CPUC efforts, the company's California telephone subsidiary exited the intrastate toll settlement pools in 1991 and entered into a transition contract with Pacific Bell. Pursuant to the contract, Pacific Bell has agreed to continue to make payments to the company through December 31, 1994, by which time the company expected to have concluded a general rate case permitting the implementation of new higher rates. In the event a general rate case is concluded prior to December 31, 1994, the Pacific Bell payments would be reduced. Such a reduction, if any, would not materially affect 1994 consolidated revenues or earnings. The Pacific Bell contract was designed to partially offset the declines in revenues and earnings which resulted from exiting the intrastate toll settlement pools. The Pacific Bell contract payments, which are received in lieu of revenues from the intrastate toll settlement pools, are included in their entirety in the company's telecommunications revenues and income from operations. The introduction of competition for intrastate intraLATA switched toll services once the CPUC's decision to authorize intrastate intraLATA switched toll competition is implemented could have a negative impact on the California subsidiary's revenues and earnings; however, the subsidiary's properties should be least effected by such competition since they are located in small- and medium-size towns and communities and the CPUC's decision will allow the company to compete for switched toll revenues and earnings in markets that it is not currently allowed to serve. The CPUC's decision, originally expected in 1993, is now expected in 1994. Thus, the time available to the company to complete its general rate case and implement new higher rates and an Incentive Regulatory Framework ("IRF") after the CPUC decision and prior to the expiration of the Pacific Bell contract has been shortened. In order to have a new rate design in effect prior to the expiration of the Pacific Bell contract, the company proceeded with its general rate case filing on December 15, 1993. The delay in the CPUC's decision is likely to have a negative impact on the California subsidiary's revenues and earnings, since this delay could result in a period in which intrastate intraLATA competition for switched toll services is implemented, Pacific Bell contract payments would no longer be received and the IRF and increased rates from the general rate case would not yet be implemented, or, alternatively, interim rate relief would not be approved. The Pacific Bell contract payments represent 6% of the company's 1993 consolidated revenues and 4% of the company's 1993 consolidated revenues pro forma for the acquisition of all the GTE Telephone Properties (see Note 3 of Notes to Consolidated Financial Statements). The company has taken the following measures to offset this negative impact on revenues and earnings and simultaneously position itself for a more competitive telecommunications environment: the company has pending proposals before the CPUC to enter new and existing markets (including the intrastate intraLATA toll market as a toll provider and the market for broadband services, including two way interactive video applications such as distance learning), to enter into an IRF under which the company would be allowed to earn rates of return in excess of those allowed under traditional rate base rate of return regulation and to rebalance its rate structure to be more competitive; the company has implemented state-of-the-art operational cost control systems and force management systems which provide for the ongoing monitoring and improvement of business processes and will continue to generate cost reductions which, under an IRF, will benefit shareholders and customers; the company's acquisition of the GTE Telephone Properties positions the company for the new competitive environment since these properties are located in small-and medium-size towns and communities which should be least affected by competition and will provide growth opportunities; and the company is also investing in competitive telecommunications services such as competitive access, cellular and cable operations.

       The company continues to invest in its subsidiary,Electric Lightwave, Inc., a competitive access provider in Oregon and Washington, with planned expansion to California, Utah and Arizona. The Federal Communications Commission has granted the company a permit to construct a fiber-optic route from Nevada to Arizona which will provide centralized equal access service for the company's telecommunications customers in Arizona. This project will allow the company to interface with any carrier desiring equal access in the service area and make it possible for the company to enter the long distance market as a competitor. The company has contributed $29,120,000 through the year ended December 31, 1993 towards the expansion of Electric Lightwave, Inc.'s operations.

          In January 1993, the company, through its Mohave Cellular subsidiary as general managing partner, began the operation of a cellular partnership in Arizona. The partnership currently owns five cell sites in Arizona. In 1993, a subsidiary of the company conducted tests to determine the viability of Personal Communications Networks ("PCN") and is exploring means to participate by either acquiring a spectrum on its own or as part of a partnership or consortium.

          In March 1993, the company signed an agreement to purchase, through a joint venture with Century Communications Corp. ("Century"), the assets of two cable television systems serving approximately 45,000 subscribers in California. The joint venture will pay a purchase price of up to approximately $89,000,000 for the systems and intends to enter into an agreement with Century pursuant to which Century will manage the systems. The purchase is subject to regulatory approval for the transfer of licenses and is expected to be consummated in 1994.

       The GTE Telephone Properties acquired and to be acquired increases the company's number of access lines serving customers by approximately 500,000. To best manage these new businesses, as well as the growth in its existing properties, the company is in the process of consolidating support service functions and establishing a centralized telecommunications infrastructure to carry out these functions.

Natural Gas
- -----------

       Operating divisions of the company provide gas transmission and distribution services to residential, commercial and industrial customers in Arizona, Colorado and Louisiana. Total number of gas customers served as of December 31, 1993 was approximately 350,000. The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The company purchases all needed gas supplies, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The gas industry is subject to seasonal demand, with the peak demand occurring during the heating season of November 1 through March 31. The gas division experiences third party competition from fuel oil, propane, and other natural gas suppliers for most of its large consumption customers and from electricity for all of its customer base. The competitive position of natural gas at any given time depends primarily on the relative prices of natural gas and these other energy sources. Various federal and state tax incentive programs call for replacing other fuels with compressed natural gas. However, these regulations may, in certain circumstances, promote the use of other fuels to replace natural gas.

       Numerous opportunities for expansion are available to the company in connection with its northern Arizona gas transmission and distribution system build out program. In addition, gas powered cogeneration opportunities with industrial customers have emerged as a result of the relatively high price of electricity. Natural gas heat pumps that also cool would generate large demand during the Summer months when natural gas consumption is historically low.

       On December 22, 1993, the company acquired Natural Gas Company of Louisiana ("NGL") by merger. In the merger, NGL's 59,980 outstanding shares were converted into 568,748 shares of the company's Series B common stock, for an aggregate value of $10,522,000. NGL is a local gas distribution company serving 15,500 customers in Louisiana. NGL will operate as part of the company's Louisiana gas division.

Electric
- --------

       Operating divisions of the company provide electric services to approximately 98,000 residential, commercial and industrial customers in Arizona, Hawaii and Vermont as of December 31, 1993. The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The company purchases over 80% of needed electric supplies, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. As a whole, the company's electric segment does not experience material seasonal fluctuations. In response to regulatory initiatives, the company's electric divisions are all proceeding with demand-side management programs and integrated resource planning techniques designed to promote the most efficient use of electricity and to reduce the environmental impacts associated with new generation facilities.

       The company's Kauai Electric Division ("KED") has restored all transmission and distribution lines, poles and equipment that were damaged as a result of Hurricane Iniki in September 1992. As of December 31, 1993, all customers whose facilities were capable of receiving service (approximately 24,300 of the KED's 24,500 pre-hurricane customers) had been reconnected. Sales volume has been slowly recovering as construction throughout the island continues on residential homes, commercial establishments and hotels. The Hawaii Public Utilities Commission ("HPUC") approved a stipulation on December 9, 1992 specifying regulatory treatment of certain costs associated with the restoration of KED facilities. As part of this stipulation, KED agreed to defer its next general rate increase application until 1994 with rates becoming effective no earlier than January 1, 1995 (the "deferred rate case"). Under the terms of this stipulation, KED is authorized to earn an allowance for funds used during construction ("AFUDC") on the restoration costs. The allowed restoration costs, plus associated AFUDC earnings, will be included in rate base to be recovered in the deferred rate case. Restoration costs plus associated AFUDC earnings not ultimately allowed in rate base should be recovered by the company in the deferred rate case over an amortization period to be determined in that case. Depreciation expense on the restoration plant is being deferred and will be amortized over the remaining useful life of the restored plant when rates are approved in the deferred rate case. Lost gross margin (unrecovered costs and the allowed return on investment based on the rate award received by the KED in November, 1992) and interest, compounded monthly, on the lost gross margin is authorized to be accrued and is subject to recovery in the deferred rate case.

       The company is participating in research and development of electric powered vehicles which could provide new opportunities to expand its electric business. At the same time, the company is taking a leadership role toward enhancing and protecting the environment by sponsoring a study to protect endangered species of birds, employment of new technology to reduce emissions from generating facilities at the company's Kauai electric division and conducting extensive studies at the company's Vermont electric division to protect and preserve waterways, while balancing the need for hydrogeneration.

       The United States Environmental Protection Agency ("EPA") named the company a potentially responsible party ("PRP") with respect to three sites which have been designated for federally supervised clean-up under the Comprehensive Environmental Response, Compensation and Liability Act. These three sites are Missouri Electric Works in Cape Girardeau, Missouri; Northwest Transformer in Everson, Washington; and Rose Chemicals in Holden, Missouri. The EPA has determined that the electric divisions' participation in each site is less than 0.5%. The number of named PRP's ranges from 40 to 700 at each site. Significant parties have accepted responsibility and are currently funding the clean-up activity as required. The company's remaining financial liability is estimated to be less than $141,000.

       During 1993, the company acquired Franklin Electric Light Company, Incorporated whose operations are contiguous with its Vermont electric division. The company issued 51,500 shares of Series B common stock to complete the acquisition. This acquisition will allow for greater economies of scale and will result in more efficient customer service.

Water/Wastewater
- ----------------

       The company provided water and/or wastewater services to approximately 254,000 customer connections in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania as of December 31, 1993. The provision of these services and/or rates charged are subject to the jurisdiction of federal, state and local regulatory agencies. A significant portion of the company's water/wastewater construction expenditures necessary to serve new customers are made under agreements with land developers who generally advance construction monies to the company that are later refunded in part as new customers and revenues are added in their developments.

       Water/wastewater public utility property of the company, from time to time, has been subjected to condemnation proceedings initiated by municipalities or utility districts seeking to acquire and take control of the operation of such property. During 1992, one operation in Illinois became subject to such proceeding; this condemnation is being contested by the company.

          In September 1992, the United States Environmental Protection Agency ("EPA") filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to

National Pollutant Discharge Elimination System permit requirements. The company is unable to estimate exposure at this time, but believes the Illinois subsidiary has meritorious defenses. The company believes the risk of material loss from this action is remote.

General
- -------
       The company's public utility operations are conducted primarily in small- and medium-size towns and communities. No material part of the company's business is dependent upon a single customer or upon a small group of customers. The loss of one or more of such customers would not have a material adverse effect on operating income. As a result of its diversification, the company is not dependent upon any single geographic area or upon any one type of utility service for its revenues. Due to this diversity, no single regulatory body regulates a utility service of the company accounting for more than 18% of its 1993 revenues.

       The company is subject to regulation by the respective state Public Utility Commissions and federal regulatory agencies. The company is not subject to the Public Utility Holding Company Act. Order backlog is not a significant consideration in the company's business, and the company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the federal government. The company holds franchises with local governmental bodies, which vary in duration. The company also holds certificates of convenience and necessity granted by various state commissions which are generally of indefinite duration. The company has no special working capital practices. The company's research and development activities are not material. There are no patents, trademarks, licenses or concessions held by the company that are material.

       The company employed 2,917 full time and 50 part time employees at December 31, 1993 (includes employees of the GTE Telephone Properties acquired December 31, 1993).

(d)  Financial Information about Foreign and Domestic Operations and
     ---------------------------------------------------------------
     Export Sales
     ------------

       The company does not have any material foreign operations or export sales.

Item 2.  Description of Property
         ------------------------

       The administrative offices of the company are located at High Ridge Park, Stamford, Connecticut, 06905 and are leased. The company owns property including: telecommunications outside plant, central office, microwave radio and fiber-optic facilities; electric generation, transmission and distribution facilities; gas transmission and distribution facilities; water production, treatment, storage, transmission and distribution facilities; and wastewater treatment, transmission, collection and discharge facilities; all as necessary to provide services at the locations listed below.

    State                     Service(s) Provided
    -----                     -------------------
    Arizona        Electric, Natural Gas, Telecommunications,*
                   Water, Wastewater

    California     Telecommunications, Water

    Colorado       Natural Gas

    Hawaii         Electric

    Idaho          Telecommunications

    Illinois       Water, Wastewater

    Indiana        Water

    Louisiana      Natural Gas

    Ohio           Water, Wastewater

    Oregon         Telecommunications

    Pennsylvania   Telecommunications, Water

    Tennessee      Telecommunications

    Utah           Telecommunications

    Vermont        Electric

    Washington     Telecommunications

    West Virginia  Telecommunications

    * Certain telecommunications properties are subject to a mortgage deed.

Item 3.  Legal Proceedings
          -----------------

       In September 1992, the United States Environmental Protection Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The company is unable to estimate exposure at this time, but believes the Illinois subsidiary has meritorious defenses.

        On February 19, 1993, the company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. The plaintiff alleged that the company, through its Sun City Water Company and Sun City Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978 and claimed damages of $65,000,000 before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986 and the ACC rejected those allegations. On February 1, 1994, the company's motion to dismiss this action was granted and the complaint was dismissed by an opinion and order of the court. On February 9, 1994, plaintiff filed a notice of appeal and is seeking review of the court's ruling by the United States Court of Appeals for the Second Circuit.

       In June 1993, several stockholders commenced purported derivative actions in the Delaware Court of Chancery against the company's Board of Directors. These stockholders allege that the compensation approved by the Board of Directors for the company's Chairman is excessive and seek, among other things, an accounting for alleged corporate waste and a declaration that the Chairman's employment agreement and existing stock options are invalid. These stockholders further allege that certain corporate transactions involving the company and Century Communications Corp. ("Century") benefitted Century to the detriment of the company. Certain of these stockholders have also asserted individual and purported class claims based upon the company's alleged failure to disclose facts relating to the Chairman's compensation and certain stock options granted to members of the company's Board of Directors and the allegedly improper accounting treatment with respect to Citizens' investment in Centennial Cellular Corp. ("Centennial"). The company's Board of Directors has moved to dismiss the complaints for failure to state a claim and for failure to comply with the demand requirements applicable to a derivative suit. The motions are currently pending. In November 1993, another purported derivative action was filed in the Court of Chancery against the company's Board of Directors and Century. Plaintiffs challenge both the Chairman's compensation and the merger which resulted in the creation of Centennial.

       Certain of the above actions, commenced in June 1993, were consolidated (the "Consolidated Action"). In February 1994, a Memorandum of Understanding was executed among counsel for several of the stockholders in the Consolidated Action and counsel for the company's Board of Directors. The parties to the Memorandum of Understanding will attempt to agree upon, execute and present to the Delaware Court of Chancery a stipulation of settlement resolving all of the claims in the Consolidated Action. The Memorandum of Understanding sets forth the contemplated terms of the stipulation of settlement. Consummation of the proposed settlement will be subject to: (a) the drafting and execution of a stipulation of settlement; (b) the completion by plaintiffs of appropriate confirmatory discovery in the Consolidated Action; and (c) final approval of the settlement by the Delaware Court of

Chancery and dismissal of the Consolidated Action with prejudice. It is contemplated that the stipulation of settlement will provide for the complete release and settlement of all claims against the company's Board of Directors arising out of the allegations in the Consolidated Action. It is also contemplated that plaintiffs' counsel will seek an award of attorneys' fees and expenses in connection with the settlement. No understanding has been reached with respect to the amount of fees and expenses to be sought, but it is contemplated that the company will pay, on behalf of the defendant directors, the amount of fees and expenses, if any, to be awarded by the Delaware Court of Chancery to plaintiffs' counsel.

       In June 1993, a stockholder of the company commenced a purported class action in the United States District Court for the District of Delaware against the company and the company's Board of Directors. The stockholder's complaint, amended in July 1993, alleges that the proxy statements disseminated by the company from 1990 to 1993 failed to disclose material information regarding, among other things, the Chairman's compensation and certain purported related-party transactions and thereby violated federal and state disclosure requirements. The relief sought includes a declaration that the results of the 1993 Annual Meeting of the stockholders are null and void, a declaration that the Chairman's employment agreement is invalid and unspecified damages. Defendants have filed a motion to dismiss this action. The motion is currently pending.

       The company believes the risk of material loss from the above actions is remote.


Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
            None in fourth quarter 1993.

                              Executive Officers
                              ------------------

       Information as to Executive Officers of the company as of January 31, 1994, follows:



    Name                     Age                Current Position and Office
    ----                     ---                ---------------------------
    Leonard Tow              65           Chairman of the Board, Chief Executive Officer
                                            and Chief Financial Officer
    Daryl A. Ferguson        55           President and Chief Operating Officer
    Robert J. DeSantis       38           Vice President and Treasurer
    Charles R. Aldrich       53           Vice President, Gas Operations
    James P. Avery           37           Vice President, Electric Operations
    Richard A. Faust,Jr.     47           Vice President, Mohave County, Arizona
                                            Operations
    J. Michael Love          42           Vice President, Corporate Planning
    Robert L. O'Brien        51           Vice President, Regulatory Affairs
    Donald K. Roberton       52           Vice President, Telecommunications
    Livingston E. Ross       45           Vice President and Controller
    Ronald E. Walsh          54           Vice President, Water and Wastewater
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

       RICHARD A. FAUST, JR. has been associated with the Registrant since December 1990. He was associated with Louisiana General Services, Inc. from 1972 until that company was merged with the Registrant in December 1990. He served as Vice President, General Counsel and Secretary of Louisiana General Services, Inc. from March 1984 through May 1993. He was elected Assistant Secretary for the Registrant in June 1991 and Vice President, Mohave County, Arizona Operations in June 1993.

       J. MICHAEL LOVE has been associated with the Registrant since May 1990 and from November 1984 through January 1988. He was Assistant Vice President, Regulatory Affairs and Community Relations from June 1986 through January 1988. He left the Registrant in January 1988 to become President and General Counsel of Southern New Hampshire Water Company. He rejoined the Registrant in April 1990 and was Assistant Vice President, Corporate Planning from June 1990 through March 1991. He has been Vice President, Corporate Planning since March 1991.

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

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters
         -------

                          PRICE RANGE OF COMMON STOCK

       The company's Common Stock is traded on the New York Stock Exchange under the symbols CZNA and CZNB for Series A and Series B, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in the "Wall Street Journal" during the periods indicated. Prices are adjusted for intervening stock dividends, the July 24, 1992 3-for-2 stock split and the August 31, 1993 2-for-1 stock split, rounded to the nearest 1/8th. (See Note 7 of Notes to Consolidated Financial Statements.)

                         1st              2nd                3rd              4th
                       Quarter          Quarter            Quarter          Quarter
                   --------------    --------------    -------------    ---------------
                   High     Low      High     Low      High     Low     High      Low
                   --------------    --------------    --------------   ---------------
 1993:
 ----
   Series A        17 5/8  13 3/8    18 3/8  15 7/8    18 1/8  13 1/4   19 7/8   16 1/8
   Series B        17 5/8  13 1/2    18 3/8  15 3/4    18 1/8  13 1/4   19 3/4   16 1/8

 1992:
 ----
   Series A        12 3/8  10 1/2    12 1/8  11        13 5/8  10 3/4   14 1/2   12
   Series B        12 1/8  10 3/8    12 1/8  10 5/8    13 5/8  10 5/8   14 1/2   12

       The December 31, 1993 prices were: Series A $18.125 high, $17.875 low; Series B $18.125 high, $17.875 low.

       As of January 31, 1994, the approximate number of record security holders of the company's Series A and Series B Common Stock was 37,715. This information was obtained from the company's transfer agent.

                                   DIVIDENDS

       Quarterly stock dividends declared and issued on both Series A and Series B Common Stock were 1.2% for the first quarter of 1993, 1.0% for the second quarter of 1993, 1.1% for the third quarter of 1993 and 1.0% for the fourth quarter of 1993. Quarterly stock dividends declared and issued on both Series A and Series B Common Stock were 1.6% for the first quarter of 1992, 1.5% for the second quarter of 1992 and 1.2% for each of the third and fourth quarters of 1992. An annual cash dividend equivalent rate of $0.745 and $0.675 per share (adjusted for subsequent stock dividends and stock splits) was considered by the company's Board of Directors in establishing the Series A and Series B stock dividends during 1993 and 1992, respectively. (See Note 7 of Notes to Consolidated Financial Statements.)

Item 6.  Selected Financial Data (In thousands, except for per-share
         -----------------------------------------------------------
         amounts)
         -------

                                                                         Year Ended December 31,
                                                   1993              1992         1991         1990            1989
                                                ----------        ----------   ----------   ----------      ----------
        Operating revenues                      $  619,392        $  580,464   $  545,025   $  528,251      $  483,582
        Income from continuing
          operations                            $  125,630        $  115,013   $  112,354   $  105,624      $   97,768
        Earnings per-share of common
          stock from continuing
          operations:/(1)/
           Series A                             $     0.71        $     0.66   $     0.65   $     0.60      $     0.53

           Series B                             $     0.71        $     0.66   $     0.65   $     0.60      $     0.53

        Dividends declared on common
          stock:
           Series A in stock/(2)/                     4.37%             5.61%        7.93%        6.54%           3.84%
           Series B
             In stock/(2)/                            4.37%             5.61%        7.93%        6.54%             --
             In cash/(3)/                       $       --        $       --   $       --   $     0.32      $     1.32
        Total assets                            $2,627,118        $1,887,981   $1,721,452   $1,491,199      $1,365,534
        Long-term debt                          $  547,673        $  522,699   $  484,021   $  412,348      $  379,729

      /(1)/ Adjusted for intervening stock dividends and splits; no adjustment has been made for the company's 1.1% first quarter 1994 stock dividend because the effect is immaterial.
     /(2)/   Annual rate of quarterly stock dividends compounded.
     /(3)/   The 1990 amount represents cash dividend payments by Louisiana
General Services, Inc. prior to its merger into the company on December 4, 1990. The 1989 amount represents cash dividend payments by Louisiana General Services, Inc. prior to its merger into the company in 1990 and payments by the company.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

       (a)  Liquidity and Capital Resources
            -------------------------------

       The company's primary source of funds was from operations. Funds requisitioned from the 1993, 1992 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts and funds from advances for specific capital expenditures from parties desiring utility service were used to pay for the construction of utility plant. Funds from the issuance of commercial paper were used to repay $11,489,000 of higher-coupon first mortgage bonds on October 15, 1993. Commercial paper notes payable in the amount of $438,953,000 were outstanding as of December 31, 1993, of which $380,000,000 was issued to temporarily and partially fund the GTE Telephone Properties acquired on December 31, 1993. The $380,000,000 of commercial paper is expected to be repaid from maturing temporary investments and proceeds from the planned issuance of equity securities in 1994. On March 10, 1993, the company arranged for the issuance of

$42,560,000 of 1993 Series Industrial Development Revenue Bonds. The bonds were issued as money market bonds with an initial interest rate of 2.25% and an ultimate maturity date of December 1, 2027. On November 16, 1993, the company arranged for the issuance of $25,600,000 of 1993 Series Industrial Development Revenue Bonds; the bonds were issued as Demand Purchase Bonds bearing interest at a composite rate of approximately 5.8% and mature on November 15, 2028. On December 15, 1993, the company arranged for the issuance of $35,700,000 of 1993 Series Special Purpose Revenue Bonds; these bonds were issued as Residual Interest Bonds/Select Auction Variable Rate Securities and bear interest at a fixed annual interest rate of 5.6% and mature on December 15, 2023. The company has received approval from the Federal Energy Regulatory Commission to issue up to $1,250,000,000 in various forms of additional securities over the next two years to fund the acquisition of the GTE Telephone Properties and for other corporate purposes. The company has filed a shelf-registration statement with the Securities and Exchange Commission to offer, from time to time, up to $1,000,000,000 in securities to fund the acquisition of the GTE Telephone Properties and for other corporate purposes.

       The company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the company's liquidity, the company experienced a decrease in its working capital at December 31, 1993. The decrease is primarily due to the issuance of short-term debt to temporarily and partially fund the acquisition of the GTE Telephone Properties acquired on December 31, 1993.

       Capital expenditures for the years 1993, 1992 and 1991, respectively, were $182,480,000, $148,027,000 and $115,884,000, and for 1994 are expected to be approximately $280,000,000. These expenditures were, and in 1994 will be, for utility and related facilities and properties, including the GTE Telephone Properties.

       The company anticipates that the funds necessary for its 1994 capital expenditures will be provided from operations; from 1991, 1992 and 1993 Series Industrial Development Revenue Bond construction fund trust account requisitions; from Rural Telephone Bank loan contract advances; from commercial paper notes payable; from parties desiring utility service; from debt, equity and other financing at appropriate times; and, if deemed advantageous, from short-term borrowings under bank credit lines. The company has committed lines of credit with banks under which it may borrow up to $1,200,000,000.

       In March 1993, the company signed an agreement to purchase, through a joint venture with Century Communications Corp. ("Century"), the assets of two cable television systems serving approximately 45,000 subscribers in California. The joint venture will pay a purchase price of up to approximately $89,000,000 for the systems and intends to enter into an agreement with Century pursuant to which Century will manage the systems. The purchase is subject to regulatory approval for the transfer of licenses and is expected to be consummated in 1994.

          On May 19, 1993, the company and GTE Corporation announced the signing of ten definitive agreements under which the company would purchase from GTE Corporation, for approximately $1,100,000,000 in cash, 500,000 local telephone access lines in nine states ("the GTE

Telephone Properties"). These transactions are consistent with the company's growth strategy, will enable the company to achieve operating economies of scale, and will increase the company's annual revenues to more than $1,000,000,000 once the operations are fully integrated. These transactions require the approval of the Federal Communications Commission and the regulatory commissions of the nine states in which the properties are located. On December 31, 1993, 189,000 access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the company. The remaining access lines are expected to be transferred during 1994.

       During 1993, the company acquired Franklin Electric Light Company, Incorporated which operations are contiguous with its Vermont electric division. The company issued 51,500 shares of Series B common stock to complete the acquisition. This acquisition will allow for greater economies of scale and will result in more efficient customer service.

       On December 22, 1993, the company acquired Natural Gas Company of Louisiana ("NGL") by merger. In the merger, NGL's 59,980 outstanding shares were converted into 568,748 shares of the company's Series B common stock, for an aggregate value of $10,522,000. NGL is a local gas distribution company serving 15,500 customers in Louisiana, and will operate as part of the company's Louisiana gas division.

Regulatory Matters
- ------------------

       Pursuant to the 1972 Clean Water Act, as amended, National Pollutant Discharge Elimination System ("NPDES") permits are required for wastewater treatment facilities which discharge to surface waters. In September 1992, the United States Environmental Protection Agency ("EPA") filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to NPDES permit requirements. The company is unable to estimate exposure at this time, but believes the Illinois subsidiary has meritorious defenses. The company believes the risk of material loss from this action is remote.

        On February 19, 1993, the company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. The plaintiff alleged that the company, through its Sun City Water Company and Sun City Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978 and claimed damages of $65,000,000 before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986 and the ACC rejected those allegations. On February 1, 1994, the company's motion to dismiss this action was granted and the complaint was dismissed by an opinion and order of the court. On February 9, 1994, plaintiff filed a notice of appeal and is seeking review of the court's ruling by the United States Court of Appeals for the Second Circuit.

       The EPA named the company a potentially responsible party ("PRP") with respect to three sites which have been designated for federally supervised clean-up under the Comprehensive Environmental Response, Compensation and Liability Act. These three sites are Missouri Electric Works in Cape Girardeau, Missouri; Northwest Transformer in Everson, Washington; and Rose Chemicals in Holden, Missouri. The EPA has determined that the company's participation in each site is less than 0.5%. The number of named PRP's ranges from 40 to 700 at each site. Significant parties have accepted responsibility and are currently funding the clean-up activity as required. The company's remaining financial liability is estimated to be less than $141,000.

       The Public Utility Commission of the State of California ("CPUC") continues with its efforts to open the California telecommunications markets to competition. The proceedings call for, among other things, authorized competition for intrastate intraLATA switched toll services; alternative regulatory frameworks for local exchange carriers; less regulation of radio telephone utilities; and the elimination of the toll settlement pools for mid-sized local exchange carriers. In support of these CPUC efforts, the company's California telephone subsidiary exited the intrastate toll settlement pools in 1991 and entered into a transition contract with Pacific Bell. Pursuant to the contract, Pacific Bell has agreed to continue to make payments to the company through December 31, 1994, by which time the company expected to have concluded a general rate case permitting the implementation of new higher rates. In the event a general rate case is concluded prior to December 31, 1994, the Pacific Bell payments would be reduced. Such a reduction, if any, would not materially affect 1994 consolidated revenues or earnings. The Pacific Bell contract was designed to partially offset the declines in revenues and earnings which resulted from exiting the intrastate toll settlement pools. The Pacific Bell contract payments, which are received in lieu of revenues from the intrastate toll settlement pools, are included in their entirety in the company's telecommunications revenues and income from operations. The introduction of competition for intrastate intraLATA switched toll services, once the CPUC's decision to authorize intrastate intraLATA switched toll competition is implemented, could have a negative impact on the California subsidiary's revenues and earnings; however, the subsidiary's properties should be least affected by such competition since they are located in small-and medium-size towns and communities and the CPUC's decision will allow the company to compete for switched toll revenues and earnings in markets that it is not currently allowed to serve. The CPUC's decision, originally expected in 1993, is now expected in 1994. Thus, the time available to the company to complete its general rate case and implement new higher rates and an Incentive Regulatory Framework ("IRF") after the CPUC decision and prior to the expiration of the Pacific Bell contract has been shortened. In order to have a new rate design in effect prior to the expiration of the Pacific Bell contract, the company proceeded with its general rate case filing on December 15, 1993. The delay in the CPUC's decision is likely to have a negative impact on the California subsidiary's revenues and earnings, since this delay could result in a period in which intrastate intraLATA competition for switched toll services is implemented, Pacific Bell contract payments would no longer be received and the IRF and increased rates from the general rate case would not yet be implemented, or, alternatively, interim rate relief would not be approved. The Pacific Bell contract payments represent 6% of the company's 1993 consolidated revenues and 4% of the company's 1993 consolidated revenues pro forma for the acquisition of the GTE Telephone Properties (see Note 3 of Notes to Consolidated Financial Statements). The company has taken the following measures to offset this negative impact on revenues and earnings and simultaneously position itself for a more competitive telecommunications environment: the company has pending proposals before the CPUC to enter new and existing markets (including the intrastate intraLATA toll market as a toll provider and the market for broadband services, including two-way interactive video applications such as distance learning), to enter into an IRF under which the company would be allowed to earn rates of return in excess of those allowed under traditional rate base rate of return regulation and to rebalance its rate structure to be more competitive; the company has implemented state-of-the-art operational cost control systems and force management systems which provide for the ongoing monitoring and improvement of business processes and will continue to generate cost reductions which, under an IRF, will benefit shareholders and customers; the company's acquisition of the GTE Telephone Properties positions the company for the new competitive environment since these properties are located in small- and medium-size towns and communities which should be least affected by competition and will provide growth opportunities; and the company is also investing in competitive telecommunications services such as competitive access, cellular and cable operations.

New Accounting Pronouncements
- -----------------------------

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

       The FASB has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Adoption of SFAS No. 115 will require Fair Value reporting for certain investments in debt and equity securities. The company does not expect the adoption of SFAS No. 115 to have a material impact on the Consolidated Statements of Income, but does expect there to be an increase to investments on the Consolidated Balance Sheets with an accompanying increase in shareholders' equity.

(b)  Results of Operations
     ---------------------

       Operating revenues for the years ended December 31, 1993 and 1992 increased compared to the like prior year periods primarily due to increased natural gas, electric, water/wastewater revenues. Telecommunications revenues decreased 5% in 1993 and 6% in 1992, primarily due to regulatory changes in the state of California, as discussed in the "Regulatory Matters" section. The decrease in 1993 was partially offset by $2,626,000 of increased local revenues as a result of customer growth and $2,548,000 of increased toll revenues as a result of increased toll volume. The acquisition of the GTE Telephone Properties is expected to increase annual consolidated revenues to more than $1,000,000,000 once the operations are fully integrated. Natural gas revenues increased 12% in 1993 primarily due to $7,089,000 of revenues from Natural Gas Company of Louisiana ("NGL"), which was acquired by the company in 1993; $3,624,000 from increased average revenue per MCF of gas sold to industrial customers; $5,229,000 from increased average revenue per MCF of gas sold to residential and commercial customers and $9,322,000 from pass-ons to residential and commercial customers of increases in the wholesale costs of commodities purchased. These increases were partially offset by decreased consumption due to warmer weather conditions. Pass-ons are required under tariff provisions and do not affect net income. Natural gas revenues increased 25% in 1992 primarily due to $29,333,000 of revenues from northern Arizona gas properties acquired by the company on December 3, 1991, $5,430,000 from increased rates and $11,463,000 from pass-ons to residential and commercial customers of increases in the wholesale costs of commodities purchased. These increases were partially offset by decreased consumption due to warmer weather conditions. Electric revenues increased 13% in 1993 primarily due to $10,245,000 of increased unit revenues and $4,737,000 from customer consumption. Electric revenues increased 5% in 1992 primarily because of increased consumption resulting from increased customer usage due to warmer weather conditions. Water/wastewater revenues increased 10% in 1993 primarily due to $2,826,000 of rate increases; $2,018,000 from customer growth and increased customer usage; as well as $1,256,000 of revenues received from a water/wastewater property acquired in December 1992. Water/wastewater revenues increased 3% in 1992 primarily due to rate increases.

       Electric energy and fuel oil purchased costs increased 9% in 1993 and 7% in 1992. Electric energy purchased costs for 1993 totaled $68,224,000 a 6% increase over the 1992 amount of $64,077,000, which was a 15% increase over the 1991 cost of $55,480,000. The increased cost of electricity purchased in 1993 and 1992 was primarily due to increased customer demand and increased supplier prices. The increase in 1992 was partially offset by a decline in customer consumption at the company's Kauai electric division due to Hurricane Iniki. Fuel oil purchased in 1993 of $14,895,000 increased 22% from the 1992 amount of $12,209,000 primarily due to higher supplier prices and increased volume to satisfy increased customer consumption. Fuel oil purchased costs in 1992 of $12,209,000 decreased 23% from the 1991 amount of $15,843,000, primarily due to decreasing supplier prices. Natural gas purchased costs increased 15% in 1993, primarily due to higher supplier prices. Natural gas purchased costs increased 26% in 1992, primarily due to the acquisition of northern Arizona gas properties. Under tariff provisions, changes in the company's wholesale costs of electric energy, fuel oil and natural gas purchased are largely passed on to customers.

       Operating and maintenance expenses increased .4% in 1993 primarily due to the acquisition of Natural Gas Company of Louisiana. Operating and maintenance expenses increased 2% in 1992 primarily due to the acquisition of northern Arizona gas properties in December 1991. In addition, in 1992 the company's operations were impacted by several natural disasters; forest fires in northern California, Hurricane Andrew in Louisiana and Hurricane Iniki on

Kauai. Depreciation expense increased 9% in 1993 and 6% in 1992, primarily due to increased investment in plant in service and increases in the authorized depreciation rates for the company's Arizona electric operations in 1993 and California telephone operations in 1992.

       Taxes other than income increased 3% in 1993 and 7% in 1992, primarily due to increased real estate taxes resulting from higher tax rates and assessment values and the acquisition of northern Arizona gas properties in 1992.

       Interest expense decreased 4% in 1993, primarily due to the refinancing of higher-coupon First Mortgage Bonds with lower cost debentures and increased allowance for funds used during construction related to borrowings, which is a reduction to interest expense. The decrease in interest expense was partially offset by an increase in industrial development revenue bond borrowings. Interest expense increased 17% in 1992, primarily due to additional industrial development revenue bond construction fund requisitions and interest on debentures issued in January 1992, the proceeds of which were used to redeem higher-coupon debt in February and March 1992. Investment income increased 5% in 1993, primarily due to realization of gains on sales of securities and an increase in income from the company's Centennial investment; partially offset by lower investment balances and market yields. Investment income increased 24% in 1992, primarily due to the temporary investment of debenture proceeds, increased industrial development revenue bond proceeds held-in-trust, and income from the company's Centennial investment. Other income-net increased 66% in 1993 primarily due to an increase in the allowance for funds used during construction related to equity, as a result of increased property, plant and equipment.

       Income taxes increased 19% in 1993 and 1% in 1992, primarily due to increased taxable income and an increase in the effective tax rate resulting from an increase in the federal corporate income tax rate.

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

         The following documents are filed as part of this Report:

            1. Financial Statements:
               See Index on page F-1.

            2. Supplementary Data:
               Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.  Disagreements with Auditors on Accounting and Financial Disclosure
         ------------------------------------------------------------------

         None

                                    PART III
                                    --------

       The company intends to file with the Commission a definitive proxy statement for the 1994 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1993. The information called for by this Part III is incorporated by reference to that proxy statement.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a) The following documents are filed as part of this Report:

            1.  The financial statements indexed on page F-1 of this Report.

            2.  The financial statement schedules required to be filed by
                Item 8 will be filed as an amendment to this Report on or before April 29, 1994.

            3.  The Exhibits listed below:


Exhibit
  No.       Description
- -------     -----------
3.1         Certificate of Incorporation
3.2         By-laws
3.2.1       Amendment dated April 14, 1992, to the By-laws
3.200.1     Restated Certificate of Incorporation of Citizens Utilities Company,
            with all amendments to March 9, 1994
3.200.2     By-laws of the Company, as amended to-date of Citizens Utilities
            Company, with all amendments to March 9, 1994
4.100.1     Copy of Indenture of Securities, dated as of August 15, 1991, to
            Chemical Bank, as Trustee
4.100.2     First Supplemental Indenture, dated August 15, 1991
4.100.3     Letter of Representations, dated August 20, 1991, from Citizens
            Utilities Company and Chemical Bank, as Trustee, to Depository
            Trust Company ("DTC") for deposit of securities with DTC
4.100.4     Second Supplemental Indenture, dated January 15, 1992, to Chemical
            Bank, as Trustee
4.100.5     Letter of Representations, dated January 29, 1992, from Citizens
            Utilities Company and Chemical Bank, as Trustee, to DTC, for
            deposit of securities with DTC

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


10.1        Incentive Deferred Compensation Plan, dated April 16, 1991
10.6        Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984
10.6.1      Directors' Retirement Plan, effective January 1, 1989
10.9        Management Equity Incentive Plan, effective June 22, 1990
10.10       LGS 1979 Option Incentive Plan, as amended
10.11       LGS 1981 Incentive Option Plan, as amended
10.12       LGS 1981 Stock Option Plan, as amended
10.13       LGS Supplemental Executive Retirement Plan
10.16       Employment Agreement between Citizens Utilities Company and
            Leonard Tow
10.17       1992 Employee Stock Purchase Plan
10.18       Amendment dated May 21, 1993, to the 1992 Employee Stock Purchase
            Plan
10.19       Asset Purchase Agreements, dated May 18, 1993
12. Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference)
21.         Subsidiaries of the Registrant
23.         Auditors' Consent
24.         Powers of Attorney

            Exhibit number 10.6 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984. Exhibit number 10.6.1 is incorporated by reference to the same exhibit designation in the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1989.
            Exhibit number 10.9 is incorporated by reference to Appendix A to the Registrant's Proxy Statement dated May 14, 1990. Exhibit numbers
            10.10, 10.11, 10.12 and 10.13 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1990. Exhibit numbers 4.100.1,
            4.100.2 and 4.100.3 are incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-
            Q for the nine months ended September 30, 1991. Exhibit numbers 3.1, 3.2, 4.100.4, 4.100.5, 10.1 and 10.16 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. Exhibit numbers
            3.2.1 and 10.17 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. Exhibit number 10.18 is incorporated by reference to the Registrant's Proxy Statement dated March 31, 1993. Exhibit number 10.19 is incorporated by reference to exhibit number 2.1 in the Registrant's Form 8-K Current Report filed June
            30, 1993. Exhibit numbers 3.200.1 and 3.200.2 are incorporated by reference to the same exhibit designation in the Registrant's Form S-
            3 filed December 16, 1993. The Registrant's Annual Reports on Form
            10-K and Form 8-K Current Reports bear SEC File Number Reference 0-
            1291.

            (b) A Report on Form 8-K was filed as of December 15, 1993, transmitting Financial Statements listed below of certain businesses expected to be acquired for the periods indicated along with exhibits showing consent of independent auditors KPMG Peat Marwick and Arthur Andersen & Co.

            -  Contel of New York, Inc., for each of the three years ended
               December 31, 1992
            -  Contel of West Virginia, Inc., for each of the three years ended
               December 31, 1992
            - West Virginia Division GTE South, Inc., for each of the two years ended December 31, 1992
            -  Arizona Division Contel of the West, Inc., for the year ended
               December 31, 1992
            -  Idaho Division Contel of the West, Inc., for the year ended
               December 31, 1992
            -  Tennessee Division GTE South, Inc., for the year ended December
               31, 1992

A Report on Form 8-K was filed as of December 20, 1993, transmitting Condensed Financial Statements as of September 30, 1993 and for the twelve month period then ended for certain of the individual GTE Telephone Properties listed below proposed to be acquired by Citizens Utilities Company.


   -   Contel of New York, Inc.
   -   Contel of West Virginia, Inc.
   -   West Virginia Division GTE South, Inc.
   -   Arizona Division Contel of the West, Inc.
   -   Idaho Division Contel of the West, Inc.
   -   Tennessee Division GTE South, Inc.

A Report on Form 8-K was filed as of December 23, 1993 updating the initiatives of the Public Utility Commission of the State of California to open the California Telecommunications market to competition and pending stockholders' litigation.

A Report on Form 8-K/A was filed as of December 23, 1993, amending the Form 8-K filed December 15, 1993, to include the Reports of Independent Public Accountants.

A Report on Form 8-K was filed as of December 31, 1993, transmitting a press release dated January 3, 1994, announcing the transfer of GTE's 189,000 access lines in southern Idaho, Tennessee, Utah and West Virginia to Citizens Utilities Company effective December 31, 1993, pursuant to agreements dated May 19, 1993.

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

                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                 By: /s/ Leonard Tow
                     ------------------------
                                  Leonard Tow
                Chairman of the Board; Chief Executive Officer;
       Chief Financial Officer; Member, Executive Committee and Director
                                March 15, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March 1994.

                        Signature                       Title
                        ---------                       -----


 /s/ Robert J. DeSantis                     Vice President and Treasurer
- ------------------------------------------
    (Robert J. DeSantis)

 /s/ Livingston E. Ross                     Vice President and Controller
- ------------------------------------------
    (Livingston E. Ross)

     Norman I. Botwinik*                    Member, Executive Committee and
- ------------------------------------------  Director
    (Norman I. Botwinik)

     Aaron I. Fleischman*                   Member, Executive Committee and
- ------------------------------------------  Director
    (Aaron I. Fleischman)

     Stanley Harfenist*                     Member, Executive Committee and
- ------------------------------------------  Director
    (Stanley Harfenist)

     Andrew N. Heine*                       Director
- ------------------------------------------
     (Andrew N. Heine)

     Elwood A. Rickless*                    Director
- ------------------------------------------
    (Elwood A. Rickless)

     John L. Schroeder*                     Director
- ------------------------------------------
     (John L. Schroeder)

     Robert D. Siff*                        Director
- ------------------------------------------
     (Robert D. Siff)

     Robert A. Stanger*                     Director
- ------------------------------------------
    (Robert A. Stanger)

     Edwin Tornberg*                        Director
- ------------------------------------------
    (Edwin Tornberg)

     Claire L. Tow*                         Director
- ------------------------------------------
    (Claire L. Tow)

*By: /s/ Robert J. DeSantis
    --------------------------------------
     (Robert J. DeSantis)
          Attorney-in-Fact

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                         Index to Financial Statements



Independent Auditors' Report                                           F-2
Consolidated balance sheets as of December 31, 1993, 1992 and 1991     F-3
Consolidated statements of income for the three years ended
 December 31, 1993                                                     F-4
Consolidated statements of shareholders' equity for the three
 years ended December 31, 1993                                         F-5
Consolidated statements of cash flows for the three years
 ended December 31, 1993                                               F-6
Notes to consolidated financial statements                          F-7 - F-24

                          Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the accompanying consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries at December 31, 1993, 1992 and 1991, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Notes 9 and 13 to the consolidated financial statements, the company has adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993.


                                           KPMG Peat Marwick

New York, New York
March 9, 1994

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1993, 1992 and 1991
                                 (In thousands)


                                                 1993          1992           1991
                                              ----------    ----------    ----------
                                     ASSETS
                                     ------
Current assets:
  Cash                                        $   21,738    $   19,752    $   42,229
  Temporary investments                           89,752             0             0
  Accounts receivable:
   Utility service                                99,684        75,754        60,668
   Other                                          15,088        15,932        18,559
   Less allowance for doubtful accounts              459           441           354
                                              ----------    ----------    ----------
   Total accounts receivable                     114,313        91,245        78,873
                                              ----------    ----------    ----------
  Materials and supplies                          10,061         7,794        10,842
  Other current assets                             4,873         4,400         4,908
                                              ----------    ----------    ----------
   Total current assets                          240,737       123,191       136,852
                                              ----------    ----------    ----------

Property, plant and equipment                  2,153,891     1,503,471     1,399,176
Less accumulated depreciation                    461,924       406,833       371,880
                                              ----------    ----------    ----------
   Net property, plant and equipment           1,691,967     1,096,638     1,027,296
                                              ----------    ----------    ----------

Investments                                      411,022       561,062       480,727
Regulatory assets                                146,207             0             0
Deferred debits and other assets                 137,185       107,090        76,577
                                              ----------    ----------    ----------
                                              $2,627,118    $1,887,981    $1,721,452
                                              ==========    ==========    ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable                           $   84,015     $   87,298    $   88,682
  Income taxes accrued                           82,632         59,947        42,466
  Long-term debt due within one year              1,620         10,850        11,784
  Customers' deposits                            19,436         17,150        17,709
  Interest accrued                               12,731         12,943        10,776
  Other current liabilities                      47,791         36,300        34,871
  Short-term debt                               380,000              0             0
                                             ----------     ----------    ----------
   Total current liabilities                    628,225        224,488       206,288
                                             ----------     ----------    ----------
Customer advances for construction              137,012        140,309       134,878
Contributions in aid of construction             47,241         39,549        41,620
Deferred income taxes                           213,471         95,222       107,767
Regulatory liabilities                           28,376              0             0
Deferred credits                                 50,634         28,443        27,202
Long-term debt                                  547,673        522,699       484,021
Shareholders' equity                            974,486        837,271       719,676
                                             ----------     ----------    ----------
                                             $2,627,118     $1,887,981    $1,721,452
                                             ==========     ==========    ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                  (In thousands, except for per-share amounts)

                                        1993      1992      1991
                                      --------  --------  --------
 Revenues:
  Telecommunications                  $177,497  $186,232  $197,958
  Natural gas                          211,892   189,812   151,257
  Electric                             164,515   145,032   138,168
  Water/Wastewater                      65,488    59,388    57,642
                                      --------  --------  --------
                                       619,392   580,464   545,025
                                      --------  --------  --------
 Operating expenses:
  Natural gas purchased                117,724   102,556    81,402
  Electric energy and fuel oil
   purchased                            83,119    76,286    71,323
  Operating expenses                   142,718   141,954   135,924
  Maintenance expenses                  24,816    24,893    28,376
  Depreciation                          54,698    50,127    47,212
  Taxes other than income               35,157    34,174    31,935
                                      --------  --------  --------
                                       458,232   429,990   396,172
                                      --------  --------  --------

  Income from operations               161,160   150,474   148,853

  Investment income                     42,097    40,072    32,248
  Other income - net                    12,102     7,278     8,073
                                      --------  --------  --------
  Income before interest expense
   and income taxes                    215,359   197,824   189,174

  Interest expense                      37,431    39,044    33,249
                                      --------  --------  --------

  Income before income taxes           177,928   158,780   155,925

  Income taxes                          52,298    43,767    43,571
                                      --------  --------  --------
   Net income                         $125,630  $115,013  $112,354
                                      ========  ========  ========

  Earnings per share of common stock:

   Series A                              $0.71     $0.66     $0.65
                                         =====     =====     =====

   Series B                              $0.71     $0.66     $0.65
                                         =====     =====     =====

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                  (In thousands, except for per-share amounts)

                                                          Additional
                                    Common Stock ($.25)    Paid-in     Retained
                                    Series A   Series B    Capital     Earnings    Other      Total
                                    ---------  ---------  ----------  ----------  --------  ----------
Balance December 31, 1990            $ 9,607    $ 3,005    $369,471   $ 229,019   ($4,873)   $606,229
  Adjustment to change fiscal
    year-end of merged company                                  261      (4,092)    1,297      (2,534)
  Net income                                                            112,354               112,354
  Stock dividends in shares of
    Common Stock Series A and
    Series B                             760        215      97,088    (100,621)               (2,558)
  Stock plan                                         40       1,690                             1,730
  Tax benefit arising from stock
    options exercised                                           977                               977
  Cancelled treasury shares                         (13)     (1,380)                           (1,393)
  Conversions of Series A to
    Series B                             (76)        76                                             0
  Other                                                                             4,871       4,871
                                     -------    -------    --------   ---------  --------    --------

Balance December 31, 1991            $10,291    $ 3,323    $468,107   $ 236,660  $  1,295    $719,676
  Net income                                                            115,013               115,013
  Stock dividends in shares of
    Common Stock Series A and
    Series B                             700        237     117,454    (118,391)                    0
  Stock split (3-for-2)                5,270      1,783      (7,053)                                0
  Stock plans                                        86       9,853                             9,939
  Tax benefit arising from stock
    options exercised                                           531                               531
  Non-vested restricted stock                                (6,593)                           (6,593)
  Conversions of Series A to
    Series B                            (222)       222                                             0
  Other                                                                            (1,295)     (1,295)
                                     -------    -------    --------   ---------  --------    --------

Balance December 31, 1992            $16,039    $ 5,651    $582,299    $233,282  $      0    $837,271
  NGL merger                                        142         497       2,949                 3,588
  Franklin merger                                    13         505         (35)                  483
  Net income                                                            125,630               125,630
  Stock dividends in shares of
    Common Stock Series A and
    Series B                           1,029        387     129,963    (131,594)                 (215)
  Stock split (2-for-1)               16,155      6,036     (22,191)                                0
  Stock plans                                       114       5,854                             5,968
  Tax benefit arising from stock
    options exercised                                           537                               537
  Non-vested restricted stock                                 1,224                             1,224
  Conversions of Series A to
    Series B                            (776)       776                                             0
                                     -------    -------    --------    -------- ---------   ---------
Balance December 31, 1993            $32,447    $13,119    $698,688    $230,232  $      0    $974,486
                                     =======    =======    ========    ========   =======   =========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (In thousands)

                                            1993       1992       1991
                                          ---------  ---------  ---------

  Net cash provided by operating
   activities                             $ 187,863  $ 150,795  $ 165,013
                                          ---------  ---------  ---------

  Cash flows from investing activities:
   Construction expenditures               (175,308)  (148,563)  (113,981)
   Customer advances for
    construction and contributions
    in aid of construction                    6,959      5,033     15,144
   Securities purchases                    (254,203)  (356,816)  (253,018)
   Securities sales and maturities          324,089    285,285    180,943
   Business acquisitions                   (481,257)         0    (41,893)
   Change in net assets of
    discontinued operations                       0          0      4,226
                                          ---------  ---------  ---------

                                           (579,720)  (215,061)  (208,579)
                                          ---------  ---------  ---------

  Cash flows from financing
   activities:
   Long-term debt borrowings                 34,733    135,672    119,371
   Long-term debt principal payments        (26,644)   (95,365)   (56,731)
   Issuance of short-term debt              380,000          0          0
   Other                                      5,754      1,482     (4,963)
                                          ---------  ---------  ---------

                                            393,843     41,789     57,677
                                          ---------  ---------  ---------


  Increase (decrease) in cash                 1,986    (22,477)    14,111
  Cash at January 1,                         19,752     42,229     28,118
                                          ---------  ---------  ---------
  Cash at December 31,                    $  21,738  $  19,752  $  42,229
                                          =========  =========  =========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
(a)  Principles of Consolidation:

          The Consolidated Financial Statements include the accounts of Citizens Utilities Company and all subsidiaries after elimination of intercompany balances and transactions. The Consolidated Balance Sheet at December 31, 1993, includes $469,487,000 of property, plant and equipment representing the GTE Telephone Properties acquired on December 31, 1993, in a purchase transaction (See Note 3 of Notes to Consolidated Financial Statements). Certain reclassifications of balances previously reported have been made to conform to current presentation.

(b)  Revenues:

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

(c)  Construction Costs and Maintenance Expense:

          Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction ("AFUDC"). AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount relating to equity is included in other income ($10,123,000, $6,398,000 and $7,250,000 for 1993, 1992 and 1991, respectively) and the amount relating to borrowings is a reduction of interest expense ($2,678,000, $1,805,000 and $2,045,000 for 1993, 1992 and 1991, respectively). The weighted average rates used to calculate AFUDC were 12%, 14% and 13% in 1993, 1992 and 1991, respectively. Maintenance and repairs are charged to operating expenses as incurred. The cost, net of salvage, of routine property dispositions is charged against accumulated depreciation.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(d)  Depreciation Expense:

          Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represented approximately 4% of the gross depreciable property, plant and equipment for 1993, 1992 and 1991.

(e)  Temporary Investments and Short-Term Debt:

          Temporary investments include investments in state and municipal securities held by the company which mature in 1994 and are to be used to partially finance the acquisition of the GTE Telephone Properties (see Note 3 of Notes to Consolidated Financial Statements). The fair value of temporary investments at December 31, 1993, was $93,438,000.

          Short-term debt outstanding, was issued in the form of commercial paper notes payable to temporarily and partially fund the GTE Telephone Properties acquired on December 31, 1993. This short-term debt had a weighted average interest rate of 3.26% at December 31, 1993 and is expected to be repaid from maturing temporary investments and proceeds from the planned issuance of equity securities in 1994. The fair value of short-term debt at December 31, 1993, was $380,000,000.

(f)  Investment in Centennial Cellular Corp.:

          The company recorded its investment in Centennial Cellular Corp. Convertible Redeemable Preferred Stock (the "Preferred Security") and Class B Common Stock at the historical cost of the company's investment in Citizens Cellular Company. The terms of the Preferred Security provide that the Preferred Security accretes a liquidation value preference at a fixed dividend rate of 7.5%, compounded quarterly, on an initial liquidation value preference of $125,700,000 until the Preferred Security reaches a liquidation value preference of$186,000,000 on August 31, 1996. The company recognizes the non-cash accretion as it is earned in each period as investment income and increases the book value of its investment in Centennial by the same amount. On a quarterly basis, the company assesses whether the book value of the Preferred Security can be realized by comparing such book value to the market value of Centennial's common equity and by evaluating other relevant indicators of realizability, including Centennial's ability to redeem the Preferred Security. The book value of the Preferred Security would be deemed impaired to the extent that such book value exceeds the estimated realizability of the Preferred Security based on all existing facts and circumstances, including the company's assessment of its ability to realize the book value of the Preferred Security through mandatory redemption. (See Notes 3 and 5 of Notes to Consolidated Financial Statements)


(g)  Deferred Income Taxes and Investment Tax Credits:

          The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective for fiscal years beginning after December 15, 1992. SFAS No. 109 required a change from the deferred to the liability method of computing deferred income taxes. The company adopted the provisions of SFAS No. 109 in 1993 without restating the prior years financial statements; there was no material effect of the adoption of SFAS No. 109 on net income in 1993. Adoption of SFAS No. 109 resulted in recording a net increase in the liability for deferred income taxes of $115,437,000. Such increase resulted principally from income tax benefits previously flowed through to customers and the allowance for funds used during construction; partially offsetting these items were the effects of tax law changes and the tax benefit associated with the unamortized deferred

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

investment tax credits. Due to the effects of utility regulation, the company recorded regulatory assets and liabilities of $143,813,000 and $28,376,000, respectively, as offsets to the increase in the deferred income taxes.

          Prior to the adoption of SFAS No. 109, deferred income taxes resulted from the tax effect of using accelerated depreciation methods and certain other timing differences between income reported on the Consolidated Financial Statements and taxable income reported on the company's income tax returns.

          The investment tax credits relating to utility properties, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the life of the related properties.

(h)  Earnings Per Share:

          Earnings per share is based on the average number of outstanding shares. Earnings per share is presented for each series separately, with historical adjustment for stock dividends and stock splits for each series. The calculation has not been adjusted for the 1.1% stock dividend declared on February 8, 1994, because its effect is immaterial. The effect on earnings per share of the exercise of dilutive options is immaterial.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(2)  Property, Plant and Equipment:
     ------------------------------

          The components of property, plant and equipment at December 31, 1993, 1992 and 1991 are as follows:

      Classifications                   1993        1992       1991
      ---------------                ----------  ----------  --------
                                                ($ in thousands)
Transmission and distribution
 facilities                          $1,417,320  $1,032,426  $968,717
Production and generating facilities    414,743     222,594   209,540
Pumping, storage and purification
 facilities                              80,175      71,238    67,967
Intangibles                               5,968       3,145     2,507
Other                                   166,817     128,452   126,737
Construction work in progress            68,868      45,616    23,708

(3)  Mergers and Acquisitions:
     -------------------------

          On May 19, 1993, the company and GTE Corporation announced the signing of ten definitive agreements under which the company would purchase from GTE Corporation, for approximately $1,100,000,000 in cash, 500,000 local telephone access lines in nine states ("the GTE Telephone Properties"). These transactions require the approval of the Federal Communications Commission and the regulatory commissions of the nine states in which the properties are located. On December 31, 1993, 189,000 access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the company. The remaining access lines are expected to be transferred during 1994. No revenues were recorded during 1993 since this acquisition was accounted for by the purchase method.

          The following unaudited pro forma financial information presents the combined results of operations of the company and the GTE Telephone Properties acquired and to be acquired as if the acquisition had occurred at the beginning of the respective periods. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the company and the GTE Telephone Properties constituted a single entity during such periods.

                           All GTE          GTE Telephone Properties Acquired
                     Telephone Properties          December 31, 1993

                            1993                  1993              1992
                     -------------------    ----------------    -------------


Revenues                  $1,016,289              $784,586         $741,030

Net Income                   151,724               139,617          126,882

Earnings per share        $     0.77              $   0.75         $   0.69

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

          In 1993, the company separately acquired Natural Gas Company of Louisiana ("NGL") and Franklin Electric Light Company, Incorporated ("Franklin") by merger. In the mergers, the company issued 568,748 shares of Series B common stock for all of the common stock of NGL and Franklin, respectively. The acquisitions were accounted for as poolings of interests. Prior years' financial statements were not restated for the effects of these transactions because the amounts were not significant.

          On December 3, 1991, the company acquired Southern Union Company's northern Arizona gas utility operations, which serve more than 65,000 customers, for a purchase price of $46,000,000. The purchase price was comprised of approximately $39,000,000 in cash, allocated to utility plant, and $7,000,000 in net liabilities assumed.

          On August 30, 1991, the company and Century Communications Corp. ("Century") completed the merger of their respective interests in the cellular telephone field. The combination was effected through a merger of Citizens Cellular Company, a subsidiary of the company having an adjusted book value of $69,668,000, with and into Century Cellular Corp., a wholly owned subsidiary of Century Communications Corp. In connection with the merger, the company received Centennial Cellular Corp. (formerly Century Cellular Corp.) Convertible Redeemable Preferred Stock with an initial liquidation value preference of $125,700,000 and Class B Common Stock representing 12% of the currently outstanding common equity of Centennial Cellular Corp. These securities are included in the investments caption of the Consolidated Balance Sheets.

         In March 1993, the company signed an agreement to purchase, through a joint venture with Century the assets of two cable television systems serving approximately 45,000 subscribers in California. The joint venture will pay a purchase price of up to approximately $89,000,000 for the systems and intends to enter into an agreement with Century pursuant to which Century will manage the systems. The purchase is subject to regulatory approval for the transfer of licenses and is expected to be consummated in 1994.

          The chairman and chief executive officer of the company is also chairman and chief executive officer of Century Communications Corp.

(4)  Dispositions:
     -------------

          During 1993, the company disposed of its Santa Cruz County, Arizona water and wastewater properties, Idaho water property and Aalert Paging Company. The sale of the Santa Cruz properties yielded net proceeds of $1,694,000 and had a net investment of $94,000. The company received net proceeds of $1,221,000 from the sale of the Idaho water property and had a net investment of $1,249,000. The sale of Aalert Paging Company yielded net proceeds of $5,498,000 and had a net investment of $5,287,000. The resulting gains and losses are included in other income - net.

          During 1992, the company disposed of two water properties in California. One property was transferred to a municipality through condemnation proceedings. The company received net proceeds of $3,400,000 and had a net investment of $1,877,000. The other property was sold for net proceeds of $6,618,000; the company's net investment was $4,160,000. In December 1992, the company disposed of its Idaho electric operations. The company received $1,177,500 and had a net investment of $706,000. The resulting gains on dispositions are included in other income-net.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(5)  Investments:
     -----------

          Investments include high-grade, short- and intermediate-term fixed-income securities (primarily state and municipal debt obligations) and equity securities. Fixed-income securities are stated at cost. Marketable equity securities are stated at the lower of cost or market.

          The company's investment in Centennial Cellular Corp. (See Note 3 of Notes to Consolidated Financial Statements) includes 102,187 Convertible Redeemable Preferred Shares and 1,367,099 Class B Common Shares. The liquidation value preference earned on the Convertible Redeemable Preferred Stock for 1993, 1992 and 1991 was $9,594,000, $8,803,000 and $2,563,000, respectively, and was recorded as investment income. The book value of the investment in Centennial at December 31, 1993, as presented in the table below, represents the historical book value of the investment of $69,668,000 ($19,826,000 of which relates to the Class B common shares) plus $20,960,000 of liquidation value preference earned on the Preferred Security by the company to date. The Preferred Security is mandatorily redeemable in the year 2007. The company believes it can realize its investment in Centennial either by cash redemption by the issuer funded through refinancing by the issuer, by temporary conversion to common equity securities followed by the sale of the common equity securities, or by sale of its current investment holdings.

          The aggregate market value of marketable equity securities at December 31, 1993, was $27,492,000. Total unrealized gains on marketable equity securities at December 31, 1993 were $14,210,000. Net realized gains on marketable equity securities included in the determination of net income for the years 1993, 1992 and 1991, respectively, were $0, $259,000 and $670,000. The cost of securities sold was based on the actual cost of the shares of each security held at the time of sale. Marketable equity securities at December 31, 1993, includes 1,758,428 shares (adjusted for stock dividends) of Class A Common Stock of Century Communications Corp. These shares represent less than 2% of
the total outstanding common stock of Century Communications Corp.   The
chairman and chief executive officer of the company is also chairman and chief executive officer of Century Communications Corp.

          The components of investments at December 31, 1993, 1992 and 1991 are as follows:



                                     1993         1992          1991
                                     ----         ----          ----
State and municipal securities  $296,371,000  $448,605,000  $369,170,000
Investment in Centennial          90,628,000    81,034,000    72,231,000
Other fixed income securities      7,670,000    10,680,000    21,807,000
Marketable equity securities      13,282,000    13,934,000    10,968,000
Other                              3,071,000     6,809,000     6,551,000
                                ------------  ------------  ------------
       Total                    $411,022,000  $561,062,000  $480,727,000
                                ============  ============  ============


          The fair value of investments, presented as required by SFAS No. 107, was $501,273,000 and $649,366,000 at December 31, 1993 and 1992 respectively, based on relative market information about each financial instrument.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(6)  Long-term Debt:
     ---------------

                                   Weighted average
                                   interest rate at                          December 31,
                                   December 31, 1993     Maturities      1993      1992      1991
                                   -----------------    -----------  --------  --------  --------
                                                                              ($ in thousands)
Industrial development
  revenue bonds                      6.07%              2015 - 2028  $284,777  $242,391  $209,208
Debentures                           7.78%              2001 & 2004   150,000   150,000    50,000
Commercial paper notes
  payable                            3.30%                 Variable    58,953    62,680    77,565
Rural Electrification
  Administration and Rural
  Telephone Bank notes               6.50%              2006 - 2015    42,237    43,494    44,851
Subordinated notes                  10.84%              1995 - 1998    11,692    12,261    20,784
First Mortgage and first
  mortgage and collateral
  trust bonds                           -                         -        --    11,489    81,215
Other long-term debt                 7.00%                     1999        14       384       398
                                 --------                            --------  --------  --------
                                     6.38%                           $547,673  $522,699  $484,021
                                 ========                            ========  ========  ========

      Certain commercial paper notes payable have been classified as long-term debt because these obligations are expected to be refinanced ultimately through the issuance of long-term debt securities. The company has available lines of credit with commercial banks in the amounts of $1,000,000,000 and $200,000,000, which expire on December 14, 1994 and December 16, 1996, respectively, and have associated facility fees of one-twentieth of one percent per annum and one-twelfth of one percent per annum, respectively. The terms of the lines of credit provide the company with certain extension options.

      The total principal amounts of industrial development revenue bonds at December 31, 1993, 1992 and 1991, respectively, were $377,890,000, $274,030,000 and $264,030,000. Amounts presented in the preceding table have been reduced by funds held by trustees to be used for payment of qualifying construction expenditures. Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 1997, for $30,350,000 of principal amount of bonds.

      In the years 1993, 1992 and 1991, respectively, interest payments were $40,217,000, $37,913,000 and $34,645,000.

      The fair value of long-term debt, presented as required by SFAS No. 107 at December 31, 1993 and 1992, respectively, was $602,710,000 and $550,724,000, based on relative market information and information about each financial instrument.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

   The installment principal payments and maturities of long-term debt for the next five years are as follows:

                                      1994      1995     1996     1997     1998
                                     -----     -----     ----     ----     ----
                                               ($ in thousands)
  Installment principal
   payments                           $1,620  $ 1,329   $1,410   $1,498   $1,591
  Maturities                               0    9,814      779      112    1,243
                                      ------  -------   ------   ------  -------
                                      $1,620  $11,143   $2,189   $1,610   $2,834
                                      ======  =======   ======   ======  =======

(7) Capital Stock:
    --------------

 The common stock of the company is in two series, Series A and Series B. The company is authorized to issue up to 200,000,000 shares of Series A common stock and 300,000,000 shares of Series B common stock. Quarterly stock dividends are declared and issued at the same rate on both Series A and Series B. The series differ in that, since 1992, Series B shareholders have the option of enrolling in the "Series B Common Stock Dividend Sale Plan." The Plan offers Series B shareholders the opportunity to have their stock dividends sold quarterly by the Plan Broker and the net cash proceeds of the sale distributed to them quarterly. Series A shares are convertible share-for-share into Series B shares. Series B shares, however, are not convertible into Series A. In all other respects, the shares of both series have the same voting rights and participate ratably in liquidation.

 On April 14, 1992, the company declared a 3-for-2 stock split of its Series A and Series B common stock. The stock split was distributed on July 24, 1992, to shareholders of record on July 1, 1992. On May 21, 1993, the company declared a 2-for-1 stock split of its Series A and Series B common stock. The stock split was distributed on August 31, 1993, to shareholders of record on August 16, 1993. Quarterly stock dividend rates declared on Series A and Series B common stock are based upon cash equivalent rates and share market prices, and have been as follows:

                                         Dividend Rates
                                       -------------------
                                       1993   1992   1991
                                       -----  -----  -----
                     First quarter      1.2%   1.6%   2.0%
                     Second quarter     1.0%   1.5%   1.9%
                     Third quarter      1.1%   1.2%   1.9%
                     Fourth quarter     1.0%   1.2%   1.9%

 Annualized stock dividend cash equivalent rates considered by the company's Board of Directors in establishing the stock dividends during 1993, 1992 and 1991, respectively, were $0.745, $0.675 and $0.585 per share (adjusted for subsequent stock dividends and stock splits).

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




   The activity in shares of outstanding common stock for Series A and Series B during 1993, 1992 and 1991 is summarized as follows:

                                            Number of Shares
                                           Series A     Series B
                                         ----------   ----------
Balance at December 31, 1990             38,430,000   12,019,000
 Stock dividends                          3,039,000      860,000
 Stock plan                                       0      159,000
 Cancelled treasury shares                        0      (52,000)
 Conversions of Series A to Series B       (303,000)     303,000
                                        -----------   ----------
Balance at December 31, 1991             41,166,000   13,289,000
 Stock dividends                          2,799,000      950,000
 Stock split (3-for-2)                   21,078,000    7,134,000
 Stock plans                                      0      344,000
 Conversions of Series A to Series B       (887,000)     887,000
                                        -----------   ----------
Balance at December 31, 1992             64,156,000   22,604,000
 NGL merger                                       0      569,000
 Franklin merger                                  0       52,000
 Stock dividends                          4,114,000    1,548,000
 Stock split (2-for-1)                   64,620,000   24,142,000
 Stock plans                                      0      457,000
 Conversions of Series A to Series B     (3,105,000)   3,105,000
                                        -----------   ----------
Balance at December 31, 1993            129,785,000   52,477,000
                                        ===========   ==========

    The company used 7,000 Series B shares (not adjusted for subsequent stock dividends and stock split) acquired from employees pursuant to the Management Equity Incentive Plan ("MEIP") in partial payment of the 1993 stock dividend. These shares had a cost of $215,000. The company purchased 93,000 Series B shares (not adjusted for subsequent stock dividends and stock splits) at a cost of $2,558,000 for use in partial payment of the 1991 stock dividend.

    The company has 50,000,000 authorized shares of preferred stock ($.01 par), none of which has been issued. The preferred stock may be issued by the Board of Directors (without further approval by shareholders) in one or more series, having such attributes as may be designated by the Board of Directors at the time of issuance.

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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

options, stock appreciation rights, restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.

 The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% of the company's common stock outstanding from time to time; provided that no more than 8,147,000 shares (adjusted for stock dividends and stock splits) will be issued pursuant to incentive stock options under the MEIP. No awards will be granted more than ten years after the effective date of the MEIP. The exercise price of stock options and stock appreciation rights ("SARs") shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

 Some options were awarded in tandem with related SARs. SARs provide the MEIP participant with the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash or in common stock equal to the difference between the option price and the fair market value of the common stock on the date the SAR is exercised. Either the SAR or the related option may be exercised, but not both. During 1993, there were no SARs granted. During 1992, 613,000 SARs were exercised at an average exercise price of $12.21 per share (not adjusted for subsequent stock dividends and stock splits). This resulted in the cancellation of the 613,000 tandem stock options. At December 31, 1993 and 1992, no SARs were outstanding.

 Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options. The following summary of shares subject to option under the MEIP reflects the original options granted at original option prices adjusted for subsequent stock splits.

                                       Shares subject   Average option
                                          to option     price per share
                                       ---------------  ---------------
 Balance at January 1, 1991                2,126,000       $ 6.20
   Options granted                         1,194,000        10.72
   Options exercised                        (477,000)        3.62
   Options cancelled or lapsed               (93,000)        6.73
   Adjustment for stock dividends*           181,000            -
                                          ----------       ------
 Balance at December 31, 1991              2,931,000         8.06
   Options granted                         2,367,000        14.90
   Options exercised                        (257,000)        6.60
   Options cancelled or lapsed            (1,294,000)        6.28
   Adjustment for stock dividends*           173,000            -
                                          ----------       ------
 Balance at December 31, 1992              3,920,000        12.54
   Options granted                         1,862,000        18.06
   Options exercised                        (239,000)        7.62
   Options cancelled or lapsed               (25,000)        5.44
   Adjustment for stock dividends*           201,000            -
                                          ----------       ------
 Balance at December 31, 1993              5,719,000       $14.14

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                          ==========       ======
 Options exercisable at end of year          885,000       $ 9.79
                                          ==========       ======

* Represents adjustment to outstanding option shares to reflect stock dividends.

 During 1993 and 1992, the company granted restricted stock awards to key employees in the form of the company's Series B common stock. The number of Series B shares issued as restricted stock awards during 1993 and 1992 was 142,000 and 754,000, respectively (adjusted for stock dividends and stock splits). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee. The restrictions lapse on 20% of the restricted stock awards each year over a five-year period. At December 31, 1993, 701,000 shares (adjusted for stock dividends and stock splits) of restricted stock were outstanding.

 The company's Employee Stock Purchase Plan ("ESP Plan") was approved by shareholders on June 12, 1992 and amended on May 21, 1993. Under the ESP Plan, eligible employees of the company and its subsidiaries may subscribe to purchase shares of Series B common stock at the lower of 85% of the average market price on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. As of December 31, 1993, there are 1,217,000 shares (adjusted for stock dividends and stock splits) of Series B common stock reserved for issuance under the ESP Plan. These shares will be adjusted for any future stock dividends or stock splits. The ESP Plan will terminate when all 1,217,000 shares reserved have been subscribed for, unless terminated earlier by the Board of Directors. The ESP Plan is administered by a committee of the Board of Directors. As of January 1, 1993, the number of employees participating in the ESP Plan was 1,058 and the number of shares subscribed for was 182,000 at a price of $11.63 per share (which reflects the 15% discount and is adjusted for stock dividends and stock splits).

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(9)  Income Taxes:
     ------------
 The following is a reconciliation of the provision for income taxes at federal statutory rates to the reported provision for income taxes:


                                          1993              1992              1991
                                     ---------------   ---------------   ---------------
                                                       ($ in thousands)
Consolidated tax
 provision at
 federal statutory
 rate                                $62,275   35.0%   $53,985   34.0%   $53,014    34.0%
Allowance for funds
 used during
 construction                         (4,480)  (2.5%)   (2,789)  (1.8%)   (3,160)   (2.0%)
Amortization of
 investment tax
 credits                              (2,086)  (1.2%)   (2,140)  (1.3%)   (2,292)   (1.5%)
State income tax
 provisions, net of
 federal income tax
 benefit                               6,432    3.6%     4,989    3.1%     5,399     3.4%
Nontaxable investment
 income                               (8,339)  (4.7%)   (8,490)  (5.3%)   (8,229)   (5.3%)
All other - net                       (1,504)  (0.8%)   (1,788)  (1.1%)   (1,161)   (0.8%)
                                      -------  ------   -------  ------   ------    -----
                                     $52,298   29.4%   $43,767   27.6%   $43,571    27.8%
                                     =======   ====    =======   ====    =======    ====

 For 1993, 1992 and 1991, accumulated deferred income taxes amounted to $194,165,000, $72,969,000 and $83,157,000, respectively, and the unamortized deferred investment tax credits amounted to $19,306,000, $22,253,000 and $24,610,000, respectively. Income taxes paid during the year were $24,139,000, $22,798,000 and $29,309,000 for 1993, 1992 and 1991, respectively.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

          The components of the net deferred tax liability at December 31, 1993 are as follows:

                                             1993
                                           --------
Deferred tax liabilities           ($ in thousands)
- ------------------------           ----------------
     Property, plant and equipment
        bases differences                  $148,756
     Regulatory assets                       57,134
     Other-net                               25,365
                                           --------
                                            231,255
Deferred tax assets
- -------------------
     Deferred investment tax credits          6,649
     Regulatory liabilities                  11,135
                                           --------
                                             17,784
                                           --------
     Valuation Allowance*                         0
                                           --------
Deferred income taxes                      $213,471
                                           ========

        * There was no change in the valuation allowance during 1993.

          The provision for federal and state income taxes includes amounts both payable currently and deferred for payment in future periods. The company and its subsidiaries are included in a consolidated federal income tax return using a calendar year reporting period.


                                      1993        1992      1991
                                    --------   ---------  --------
                                   ($ in thousands)
Current
- -------                             $ 39,571   $ 37,501   $ 38,863
 Federal                               8,682      7,118      8,377
 State                              --------   --------   --------
                                      48,253     44,619     47,240
                                    --------   --------   --------

Deferred
- --------                               4,917        847     (1,178)
 Federal                              (2,086)    (2,140)    (2,293)
 Investment tax credits                1,214        441       (198)
 State                              --------   --------   --------
                                       4,045       (852)    (3,669)
                                    --------   --------   --------
                                    $ 52,298   $ 43,767   $ 43,571
  Total                             ========   ========   ========



                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(10) Segment Information:
     --------------------

                                     Year Ended December 31,
                                  ------------------------------
                                    1993       1992       1991
                                  --------   --------   --------
                                          ($ in thousands)
Telecommunications:
- ------------------
 Revenues                         $177,497   $186,232   $197,958
 Assets                            980,988*   325,618    326,568
 Depreciation                       22,744     22,452     20,117
 Capital expenditures               66,619     20,672     29,344
 Operating income before
  income taxes                      85,934     85,994     95,824

Natural gas:
- -----------
 Revenues                         $211,892   $189,812   $151,257
 Assets                            281,257    243,582    233,189
 Depreciation                       10,646     10,106     10,138
 Capital expenditures               25,677     22,280      8,922
 Operating income before
  income taxes                      28,971     26,952     20,009

Electric:
- --------
 Revenues                         $164,515   $145,032   $138,168
 Assets                            457,366    356,829    286,661
 Depreciation                       12,924     11,038     10,171
 Capital expenditures               43,673     74,502     41,268
 Operating income before
  income taxes                      30,660     18,999     22,364

Water/Wastewater:
- ----------------
 Revenues                         $ 65,488   $ 59,388   $ 57,642
 Assets                            326,358    320,985    308,527
 Depreciation                        8,384      6,531      6,786
 Capital expenditures               37,426     25,456     21,979
 Operating income before
  income taxes                      15,595     18,529     10,656

*$469,487,000 of which constitutes a portion of the GTE Telephone Properties. These properties were acquired on December 31, 1993, in a transaction accounted for under the purchase method.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(11) Quarterly Financial Data (unaudited):
     ------------------------------------

                                              Net Income
                                   --------------------------------
($ in thousands)                                     Per Share
                                                -------------------
      1993             Revenues      Amount     Series A   Series B
      ----           -----------   ----------   --------   --------
  First quarter         $165,915     $ 28,239   $   0.16      $0.16
  Second quarter         146,170       34,682       0.19       0.19
  Third quarter          145,315       34,269       0.19       0.19
  Fourth quarter         161,992       28,440       0.16       0.16

                                          Net Income
                                 --------------------------------
($ in thousands)                                  Per Share
                                              -------------------
       1992           Revenues     Amount     Series A   Series B
       ----           --------   ----------   --------   --------
  First quarter       $153,133     $ 25,396   $   0.14      $0.14
  Second quarter       133,695       32,430       0.18       0.18
  Third quarter        139,384       31,723       0.18       0.18
  Fourth quarter       154,252       25,464       0.14       0.14

(12) Supplemental Cash Flow Information:
     ----------------------------------

     Schedule of net cash provided by operating activities for the years ended December 31,

                                       1993       1992       1991
                                     --------   --------   --------
                                             ($ in thousands)
Net income                           $125,630   $115,013   $112,354
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization        54,698     50,127     47,212
  Deferred income taxes and
   amortization of investment
   tax credits                          4,045       (852)    (3,669)
  Centennial investment income         (9,594)    (8,803)    (2,563)
  Allowance for equity funds used
   during construction                (10,123)    (6,398)    (7,250)
  Change in accounts receivable       (23,068)   (12,372)   (14,615)
  Change in accounts payable           (3,773)    (4,607)     5,298
  Change in accrued taxes and
   accrued interest                    24,960     19,672     20,643
  Other                                25,088       (985)     7,603
                                     --------   --------   --------
                                     $187,863   $150,795   $165,013
                                     --------   --------   --------

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

  Pension costs for 1993, 1992 and 1991 include the following components:

                                   1993     1992     1991
                                  -------  -------  -------
($ in thousands)

 Service cost                    $ 3,585  $ 3,277   $ 3,481
 Interest cost on projected
  benefit obligations              5,038    4,544     4,704
 Net amortization and deferral     1,751      132     5,091
 Return on plan assets            (6,945)  (5,438)   (9,897)
                                 -------  -------   -------
   Net pension cost              $ 3,429  $ 2,515   $ 3,379
                                 =======  =======   =======

  Assumptions used in the computation of pension costs and the actuarial present value of projected benefit obligations included the following:


                                      1993   1992   1991
                                      ----   ----   ----
        Discount rate                  7.5%     8%     8%
        Expected long-term rate of
          return on plan assets          8%   8.5%     9%
        Rate of increase in
          compensation levels          4.5%     5%   5-6%

  As of December 31, 1993, 1992 and 1991, respectively, the fair values of plan assets were $73,233,000, $68,506,000 and $63,654,000. The actuarial present values of the accumulated benefit obligations were $57,216,000, $48,661,000 and $44,513,000 for 1993, 1992 and 1991, respectively. The actuarial present values of the vested accumulated benefit obligation for 1993, 1992 and 1991, respectively, were $54,591,000, $46,819,000 and $43,484,000. The total projected benefit obligations for 1993, 1992 and 1991, respectively, were $75,531,000, $63,199,000 and $62,915,000. The company has agreed to assume the pension liabilities associated with employees of the GTE Telephone Properties acquired on December 31, 1993. GTE Corporation has agreed to transfer to the company plan assets in an amount equal to the assumed liabilities. Such amounts will be determined in 1994.

  The company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. In January 1993, the company implemented SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". SFAS No. 106 requires the company to accrue the expected costs of

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

providing postretirement benefits to employees and to employees' beneficiaries and covered dependents, during the years the employee renders the necessary service. The company's 1993 annualized costs were approximately $3,671,000, of which approximately $1,601,000 were recorded as regulatory assets for states whose regulatory commissions to date have not but will likely allow recovery of accrued costs in future rate proceedings. The company's accumulated postretirement benefit obligation at December 31, 1993, was approximately $24,000,000. The company's annual cost includes 20-year prospective recognition of the transition obligation. The company is currently assessing the costs and benefits of alternative funding methods. For measurement purposes, the company used a 7.5% discount rate and a 9% annual rate of increase in the per capita cost of covered health care benefits, gradually decreasing to 6% in the year 2030 and remaining at that level thereafter. The effect of a 1% increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $314,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $2,609,000.

  The components of the net periodic postretirement benefit cost for the year ended December 31, 1993, is as follows:

                                                     1993
                                                    -----
                                               ($ in thousands)


Service cost-benefits earned during year            $  845
Interest cost                                        1,710
Amortization of transition obligation                1,116
                                                    ======
                                                    $3,671
                                                    ======

          The following table sets forth the accrued postretirement benefit cost recognized in the company's balance sheet at December 31, 1993:

                                                        1993
                                                        ----
                                                 ($ in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                           ($13,919)
  Fully eligible active plan participants              (2,749)
  Other active plan participants                       (7,328)
                                                     ---------
                                                      (23,996)
Unrecognized net loss                                   1,563
Unrecognized prior service cost                        (1,477)
Unrecognized transition obligation                     21,201
                                                     --------
                                                      ($2,709)
                                                     ========

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(14)  Commitments and Contingencies:
      ------------------------------

          The company has budgeted expenditures for facilities in 1994 of approximately $280,000,000 and certain commitments have been entered into in connection therewith. On May 19, 1993, the company and GTE Corporation announced the signing of ten definitive agreements under which the company would purchase from GTE Corporation, for approximately $1,100,000,000 in cash ($469,487,000 of the total purchase price has been paid to date), 500,000 access lines in nine states. These transactions are consistent with the company's growth strategy, will enable the company to achieve operating economies of scale and will increase the company's annual revenues to more than $1,000,000,000 once the operations are fully integrated. These transactions require the approval of the Federal Communications Commission and the regulatory commissions of the nine states in which the properties are located. On December 31, 1993, 189,000 access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the company. The remaining access lines are expected to be transferred during 1994.

                           CITIZENS UTILITIES COMPANY
                             EXHIBITS TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993

Exhibit
  No.       Description
- -------     -----------
12.         Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference)
21.         Subsidiaries of the Registrant
23.         Auditors' Consent
24.         Powers of Attorney