Form 10-K/A
period 1992-12-31
CITIZENS UTILITIES CO
filed 1994-03-23
CIK 20520

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

                                 FORM 10-K/A-2

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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1992
                 (In thousands, except for per-share amounts)



                                              1992       1991       1990
                                           ----------  ---------  ---------
Revenues:
 Telecommunications                         $183,511   $195,244   $176,427
 Natural gas                                 189,812    151,165    155,574
 Electric                                    145,032    137,781    136,242
 Water/Wastewater                             59,388     57,642     56,991
 Other                                         2,721      3,193      3,017
                                            --------   --------   --------
                                             580,464    545,025    528,251
                                            --------   --------   --------

Operating expenses:
 Electric energy and fuel oil purchased       76,286     71,323     70,239
 Natural gas purchased                       102,556     81,402     87,411
 Operating expenses                          141,954    135,924    127,158
 Maintenance expenses                         24,893     28,376     31,842
 Depreciation                                 50,127     47,212     45,262
 Taxes other than income                      34,174     31,935     29,183
                                            --------   --------   --------
                                             429,990    396,172    391,095
                                            --------   --------   --------
  Income from operations                     150,474    148,853    137,156

Investment income                             40,072     32,248     32,218
Other income - net                             7,278      8,073      9,129
Interest expense                              39,044     33,249     31,816
                                            --------   --------   --------
  Income before income taxes                 158,780    155,925    146,687

  Income taxes                                43,767     43,571     41,063
                                            --------   --------   --------
    Net income                              $115,013   $112,354   $105,624
                                            ========   ========   ========


  Earnings per share of common stock:
    Series A                                   $1.37      $1.35      $1.25
                                               =====      =====      =====

    Series B                                   $1.37      $1.35      $1.25
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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1992
                                (In thousands)




                                              1992       1991       1990
                                              ----       ----       ----

 Net cash provided by operating activities  $150,795   $165,013   $130,758
                                            --------   --------   --------

Cash flows from investing activities:
 Construction expenditures                  (148,563)  (113,981)  (134,575)
 Customer advances for construction and
  contributions in aid of construction         5,033     15,144     13,675
 Securities purchases                       (356,816)  (253,018)  (170,561)
 Securities sales                            212,634    113,560     65,920
 Securities maturities                        72,651     67,383     79,051
 Business acquisitions                             0    (41,893)         0
 Change in net assets of
  discontinued operations                          0      4,226      7,537
                                            --------   --------   --------
                                            (215,061)  (208,579)  (138,953)
                                            --------   --------   --------

Cash flows from financing activities:
 Long-term debt borrowings                   135,672    119,371     65,029
 Long-term debt principal payments           (95,365)   (56,731)   (20,509)
 Common stock purchased for payment
  of stock dividends                               0     (3,951)   (24,837)
 Other                                         1,482     (1,012)    (7,057)
                                            --------   --------   --------

                                              41,789     57,677     12,626
                                            --------   --------   --------


Increase (decrease) in cash                  (22,477)    14,111     4,431
Cash at January 1,                            42,229     28,118    23,687
                                            --------   --------   --------
Cash at December 31,                        $ 19,752    $42,229   $28,118
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