Form 10-K/A
period 1993-12-31
CITIZENS UTILITIES CO
filed 1994-03-23
CIK 20520

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

As discussed in Notes 1 and 13 to the consolidated financial statements, the company has adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993.


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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                  (In thousands, except for per-share amounts)

                                        1993      1992      1991
                                      --------  --------  --------
 Revenues:
  Telecommunications                  $177,497  $186,232  $197,958
  Natural gas                          211,892   189,812   151,257
  Electric                             164,515   145,032   138,168
  Water/Wastewater                      65,488    59,388    57,642
                                      --------  --------  --------
                                       619,392   580,464   545,025
                                      --------  --------  --------
 Operating expenses:
  Natural gas purchased                117,724   102,556    81,402
  Electric energy and fuel oil
   purchased                            83,119    76,286    71,323
  Operating expenses                   142,718   141,954   135,924
  Maintenance expenses                  24,816    24,893    28,376
  Depreciation                          54,698    50,127    47,212
  Taxes other than income               35,157    34,174    31,935
                                      --------  --------  --------
                                       458,232   429,990   396,172
                                      --------  --------  --------

  Income from operations               161,160   150,474   148,853

  Investment income                     42,097    40,072    32,248
  Other income - net                    12,102     7,278     8,073
  Interest expense                      37,431    39,044    33,249
                                      --------  --------  --------

  Income before income taxes           177,928   158,780   155,925

  Income taxes                          52,298    43,767    43,571
                                      --------  --------  --------
   Net income                         $125,630  $115,013  $112,354
                                      ========  ========  ========

  Earnings per share of common stock:

   Series A                              $0.71     $0.66     $0.65
                                         =====     =====     =====

   Series B                              $0.71     $0.66     $0.65
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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (In thousands)

                                            1993       1992       1991
                                          ---------  ---------  ---------

  Net cash provided by operating
   activities                             $ 187,863  $ 150,795  $ 165,013
                                          ---------  ---------  ---------

  Cash flows from investing activities:
   Construction expenditures               (175,308)  (148,563)  (113,981)
   Customer advances for
    construction and contributions
    in aid of construction                    6,959      5,033     15,144
   Securities purchases                    (254,203)  (356,816)  (253,018)
   Securities sales                         269,624    212,634    113,560
   Securities maturities                     54,465     72,651     67,383
   Business acquisitions                   (481,257)         0    (41,893)
   Change in net assets of
    discontinued operations                       0          0      4,226
                                          ---------  ---------  ---------

                                           (579,720)  (215,061)  (208,579)
                                          ---------  ---------  ---------

  Cash flows from financing
   activities:
   Long-term debt borrowings                 34,733    135,672    119,371
   Long-term debt principal payments        (26,644)   (95,365)   (56,731)
   Issuance of short-term debt              380,000          0          0
   Other                                      5,754      1,482     (4,963)
                                          ---------  ---------  ---------

                                            393,843     41,789     57,677
                                          ---------  ---------  ---------


  Increase (decrease) in cash                 1,986    (22,477)    14,111
  Cash at January 1,                         19,752     42,229     28,118
                                          ---------  ---------  ---------
  Cash at December 31,                    $  21,738  $  19,752  $  42,229
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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

          In 1993, the company separately acquired Natural Gas Company of Louisiana ("NGL") and Franklin Electric Light Company, Incorporated ("Franklin") by merger. In the mergers, the company issued 568,748 shares and 51,500 shares of Series B common stock for all of the common stock of NGL and Franklin, respectively. The acquisitions were accounted for as poolings of interests. Prior years' financial statements were not restated for the effects of these transactions because the amounts were not significant.

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

                           CITIZENS UTILITIES COMPANY
                             EXHIBITS TO FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1993

Exhibit
  No.       Description
- -------     -----------
23.         Auditors' Consent