Form 10-K/A
period 1993-12-31
CITIZENS UTILITIES CO
filed 1994-03-25
CIK 20520

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

       In June 1993, several stockholders commenced purported derivative actions in the Delaware Court of Chancery against the company's Board of Directors. These actions have since been consolidated under the name of the first-filed action, Goodman, et al. v. Botwinik, et al. (the "Consolidated Action"). Another action ("Thorpe") was also filed in June 1993 in the same court. These stockholders allege that the compensation approved by the Board of Directors for the company's Chairman is excessive and seek, among other things, an accounting for alleged corporate waste and a declaration that the Chairman's employment agreement and existing stock options are invalid. These stockholders further allege that certain corporate transactions involving the company and Century Communications Corp. ("Century") benefitted Century to the detriment of the company. In Thorpe the plaintiffs have also asserted individual and purported class claims based upon the company's alleged failure to disclose facts relating to the Chairman's compensation and certain stock options granted to members of the company's Board of Directors and the allegedly improper accounting treatment with respect to Citizens' investment in Centennial Cellular Corp. ("Centennial"). The company's Board of Directors has moved to dismiss the complaints for failure to state a claim and for failure to comply with the demand requirements applicable to a derivative suit. The motions are currently pending. In November 1993, another purported derivative action (Biggs) was filed in the Court of Chancery against the company's Board of Directors and Century. Plaintiffs challenge both the Chairman's compensation and the merger which resulted in the creation of Centennial.

       In February 1994, a Memorandum of Understanding was executed among counsel for several of the stockholders in the Consolidated Action and counsel for the company's Board of Directors. The parties to the Memorandum of Understanding will attempt to agree upon, execute and present to the Delaware Court of Chancery a stipulation of settlement resolving all of the claims in the Consolidated Action. The Memorandum of Understanding sets forth the contemplated terms of the stipulation of settlement. Consummation of the proposed settlement will be subject to: (a) the drafting and execution of a stipulation of settlement; (b) the completion by plaintiffs of appropriate confirmatory discovery in the Consolidated Action; (c) notice to all stockholders of the Company of the terms of the proposed settlement; and (d) final approval of the settlement by the Delaware Court of

Chancery and dismissal of the Consolidated Action with prejudice. It is contemplated that the stipulation of settlement will provide for the complete release and settlement of all claims of the plaintiffs and all derivative claims of the Company against the company's Board of Directors arising out of the allegations in the Consolidated Action. It is also contemplated that plaintiffs' counsel will seek an award of attorneys' fees and expenses in connection with the settlement. No understanding has been reached with respect to the amount of fees and expenses to be sought, but it is contemplated that the company will pay, on behalf of the defendant directors, the amount of fees and expenses, if any, to be awarded by the Delaware Court of Chancery to plaintiffs' counsel.

    In June 1993, a stockholder of the company (Berlin) commenced a purported class action in the United States District Court for the District of Delaware against the company and the company's Board of Directors. The stockholder's complaint, amended in July 1993, alleges that the proxy statements disseminated by the company from 1990 to 1993 failed to disclose material information regarding, among other things, the Chairman's compensation and certain purported related-party transactions and thereby violated federal and state disclosure requirements. The relief sought includes a declaration that the results of the 1993 Annual Meeting of the stockholders are null and void, a declaration that the Chairman's employment agreement is invalid and unspecified damages. Defendants have filed a motion to dismiss this action. The motion is currently pending.

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

                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                 By: /s/ Leonard Tow
                     ------------------------
                                  Leonard Tow
                Chairman of the Board; Chief Executive Officer;
       Chief Financial Officer; Member, Executive Committee and Director
                                March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1994.

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