Form 10-K/A
period 1993-12-31
CITIZENS UTILITIES CO
filed 1994-04-29
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C.  20549




                                              F O R M   10K/A
                                              ---------------


                                    AMENDMENT TO APPLICATION OR REPORT

                               Filed pursuant to Section 12, 13 or 15(d) of


                                    THE SECURITIES EXCHANGE ACT OF 1934


                                        CITIZENS UTILITIES COMPANY

                                              AMENDMENT NO. 3


The undersigned Registrant hereby files by amendment the following items, financial statements, exhibits or other portions of its ANNUAL REPORT FOR 1993 on Form 10-K as set forth in the pages attached hereto:

                            Independent Auditors' Report
                            Note 5 of Notes to Consolidated Financial Statements Independent Auditors' Report on Schedules
                            Index to Schedules
                            Schedules
                            Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CITIZENS UTILITIES COMPANY
                                              --------------------------
                                              (Registrant)

Date     April 27, 1994
         --------------                       By: ______________________________
                                                       Livingston E. Ross
                                                   Vice President and Controller





                                      Independent Auditors' Report
                                      ----------------------------


The Board of Directors and Shareholders
Citizens Utilities Company:


Under date of March 9, 1994, we issued our audit report on the consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended.

Citizens Utilities Company is amending its aforementioned annual report by substituting the attached Note 5--Investments for the corresponding item in the original filing.

Our aforementioned audit report dated March 9, 1994 applies to the consolidated financial statements of Citizens Utilities Company and subsidiaries included in its annual report on Form 10-K as it is being amended.



                                                               KPMG PEAT MARWICK





New York, New York
March 9, 1994

(5)      Investments:
         -----------
                 Investments include high-grade, short- and intermediate-term fixed-income securities (primarily state and municipal debt obligations) and equity securities. Fixed-income securities are stated at cost. Marketable equity securities are stated at the lower of cost or market. The company's investment in Centennial Cellular Corp. (see Note 3 of Notes to Consolidated Financial Statements) includes 102,187 Convertible Redeemable Preferred Shares and 1,367,099 Class B Common Shares. The liquidation value preference earned on the Convertible Redeemable Preferred Stock for 1993, 1992 and 1991 was $9,594,000, $8,803,000 and $2,563,000, respectively, and was recorded as investment income. The book value of the investment in Centennial at December 31, 1993, as presented in the table below, represents the initial book value of the investment of $69,668,000 ($19,826,000 of which relates to the Class B common shares) plus $20,960,000 of liquidation value preference earned on the Preferred Security by the company to date. The Preferred Security is mandatorily redeemable in the year 2007. The company believes it can realize its investment in Centennial either by cash redemption by the issuer funded through refinancing by the issuer, by temporary conversion to common equity securities followed by the sale of the common equity securities, or by sale of its current investment holdings.
               The aggregate market value of marketable equity securities at December 31, 1993, was $27,492,000. Total unrealized gains on marketable equity securities at December 31, 1993 were $14,210,000. Net realized gains on marketable equity securities included in the determination of net income for the years 1993, 1992 and 1991, respectively, were $0, $259,000 and $670,000. The cost of securities sold was based on the actual cost of the shares of each security held at the time of sale. Marketable equity securities at December 31, 1993, includes 1,758,428 shares (adjusted for stock dividends) of Class A Common Stock of Century Communications Corp. These shares represent less than 2% of the total outstanding common stock of
         Century Communications Corp.   The chairman and chief executive
         officer of the company is also chairman and chief executive officer of Century Communications Corp.
             The components of investments at December 31, 1993, 1992 and 1991 are as follows:

                                                              1993                  1992                   1991
                                                         ------------           ------------           ------------

        State and municipal securities                   $296,371,000           $448,605,000           $369,170,000
        Investment in Centennial                           90,628,000             81,034,000             72,231,000
        Other fixed income securities                       7,670,000             10,680,000             21,807,000
        Marketable equity securities                       13,282,000             13,934,000             10,968,000
        Other                                               3,071,000              6,809,000              6,551,000
                                                         ------------           ------------           ------------

        Total                                            $411,022,000           $561,062,000           $480,727,000
                                                         ============           ============           ============

                The fair value of investments, presented as required by SFAS No. 107, was $534,496,000 and $649,366,000 at December 31, 1993 and
        1992, respectively, based on relative market information about each financial instrument.



                                CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                            Index to Schedules



     I   -  Investments at December 31, 1993

     V   -  Property, plant and equipment for the three years ended December
            31, 1993

    VI   -  Accumulated depreciation of property, plant and equipment for the three years ended December 31, 1993

  VIII   -  Reserves for the three years ended December 31, 1993

     X   -  Supplementary income statement information for the three years ended December 31, 1993


All other schedules are inapplicable or relate to information which is presented in the company's Annual Report for 1993 on Form 10-K.

                                 Independent Auditors' Report on Schedules
                                 -----------------------------------------



The Board of Directors and Shareholders
Citizens Utilities Company:


Under date of March 9, 1994, we reported on the consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended, as contained in the Company's annual report on Form 10-K/A for the year ended 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompany index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                              KPMG PEAT MARWICK





New York, New York
March 9, 1994

                                                                     SCHEDULE I
                                                                     ----------



                                CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                -------------------------------------------

                                                INVESTMENTS
                                                -----------

                                             DECEMBER 31, 1993
                                             -----------------
                                              (In thousands)


                                                                   Amortized        Market value       Amount at which
                                                    Par             cost of           at close         carried in the
         Description                               value             issue             of year          balance sheet
         -----------                             --------           -------          ----------        --------------

State and municipal securities                   $286,202          $296,371            $311,200             $296,371

Centennial Cellular                                    --            90,628             185,002               90,628

Other fixed income securities                          --             7,670               7,731                7,670

Marketable equity securities                           --            13,282              27,492               13,282

Other                                                 --              3,071               3,071                3,071
                                                                   --------            --------             --------
                                                                   $411,022            $534,496             $411,022
                                                                   ========            ========             ========

                                                                     SCHEDULE V
                                                                     ----------



                                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                    -------------------------------------------

                                                PROPERTY, PLANT AND EQUIPMENT
                                                -----------------------------

                                            FOR THE YEAR ENDED DECEMBER 31, 1993
                                            ------------------------------------
                                                       (In thousands)

                                                                                                     Other
                                                    Balance at                                       changes        Balance
                                                    beginning                      Retirements      debit or       at close
     Classification                                  of year        Additions      or sales         (credit)        of year
     --------------                                 ----------     -----------     -----------      -----------    --------

Transmission and distribution
   facilities                                      $1,032,426       $410,584        $25,690          $           $1,417,320

Production and generating
   facilities                                         222,594        193,829          1,680                         414,743

Pumping, storage and
   purification facilities                             71,238         11,472          2,535                          80,175

Construction work in progress                          45,616         23,252             -                           68,868

Other:
   Intangibles                                          3,145          2,902             79                           5,968
   General plant, etc.                                128,452         44,750          6,385                         166,817
                                                   ----------       --------        -------          -----        ---------
                                                      131,597         47,652          6,464                         172,785
                                                   ----------       --------        -------          -----        ---------
                                                   $1,503,471       $686,789        $36,369           $  0       $2,153,891
                                                   ==========       ========        =======          =====       ==========


                                                                     SCHEDULE V
                                                                     ----------



                                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                    -------------------------------------------

                                                PROPERTY, PLANT AND EQUIPMENT
                                                -----------------------------

                                           FOR THE YEAR ENDED DECEMBER 31, 1992
                                           -------------------------------------
                                                       (In thousands)

                                                                                                 Other
                                            Balance at                                          changes            Balance
                                             beginning                         Retirements      debit or          at close
         Classification                       of year        Additions         or sales         (credit)           of year
         --------------                     ----------       ----------        -----------      ---------         ---------

Transmission and
   distribution facilities                 $  968,717        $ 89,797          $ 26,088           $            $  1,032,426

Production and generating
   facilities                                 209,540          14,143             1,089                             222,594

Pumping, storage and
   purification facilities                     67,967           4,686             1,415                              71,238

Construction work in
   progress                                    23,708          21,908                -                               45,616

Other:
   Intangibles                                  2,507             668                30                               3,145
   General plant, etc.                        126,737          16,969            15,254                             128,452
                                              -------        --------           -------            -----           --------
                                              129,244          17,637            15,284                             131,597
                                              -------        --------           -------            -----           --------
                                           $1,399,176        $148,171           $43,876             $ 0          $1,503,471
                                            =========        ========           =======            =====          =========

                                                                     SCHEDULE V
                                                                     ----------


                                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                    -------------------------------------------

                                           PROPERTY, PLANT AND EQUIPMENT
                                           -----------------------------

                                            FOR THE YEAR ENDED DECEMBER 31, 1991
                                            ------------------------------------
                                                       (In thousands)

                                                                                                Other
                                             Balance at                                         changes      Balance
                                              beginning                     Retirements        debit or     at close
         Classification                       of year        Additions      or sales           (credit)      of year
         --------------                      ----------     -----------    ------------        ---------    ---------

Transmission and
   distribution facilities                  $  882,501      $ 107,418       $ 21,202             $         $  968,717

Production and generating
   facilities                                  175,192         39,378          5,030                          209,540

Pumping, storage and
   purification facilities                      64,828          3,635            496                           67,967

Construction work in
   progress                                     31,375         (7,667)            -                            23,708

Other:
   Intangibles                                   1,571            936             -                             2,507
   General plant, etc.                         114,078         18,697          6,038                          126,737
                                             ---------       --------       --------           ------       ---------
                                               115,649         19,633          6,038                          129,244
                                             ---------       --------       --------           ------       ---------
                                            $1,269,545       $162,397        $32,766             $ 0       $1,399,176
                                             =========       ========       ========           ======       =========

                                                                     SCHEDULE VI
                                                                     -----------



                              CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                              -------------------------------------------

                       ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                       ---------------------------------------------------------

                                 FOR THE YEAR ENDED DECEMBER 31, 1993
                                 ------------------------------------
                                             (In thousands)



                                              Balance at        Charged            Charged                          Balance
                                              beginning        to income          to other                         at close
       Classification                          of year          accounts          accounts       Retirements       of year
       --------------                         ----------       -----------        ---------      -----------       --------

   Telecommunications                          $136,477         $24,203           $1,297           $5,724          $156,253
   Natural Gas                                  103,863          11,248            3,668            4,073           114,706
   Electric                                      91,267          13,724            2,859            2,012           105,838
   Water/wastewater                              68,559           9,499              121            1,872            76,307
   Other                                          6,667           2,614               (5)             456             8,820
                                               --------         -------          -------           ------          --------
                                               $406,833        $61,288 (1)        $7,940          $14,137          $461,924
                                               ========         =======          =======           ======          ========




   Note:
   (1) Includes $6,590 of depreciation which is not segregated in the consolidated statement of income, but is charged to operating expenses and to property, plant and equipment on distribution of clearing accounts.

                                                                    SCHEDULE VI
                                                                    -----------



                               CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                               -------------------------------------------

                      ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      ---------------------------------------------------------

                                  FOR THE YEAR ENDED DECEMBER 31, 1992
                                  ------------------------------------
                                             (In thousands)



                                          Balance at         Charged            Charged                            Balance
                                          beginning         to income          to other                           at close
         Classification                    of year           accounts          accounts         Retirements       of year
         --------------                   ----------        ----------         ---------        -----------       --------

   Telecommunications                      $121,763          $23,211         $  (3,237)          $ 5,260          $136,477
   Natural Gas                               96,501           10,119              (857)            1,900           103,863
   Electric                                  84,548           11,526             1,381             6,188            91,267
   Water/wastewater                          64,483            6,972             7,702            10,598            68,559
   Other                                      4,585            2,092                 0                10             6,667
                                           --------          -------            ------          --------          --------
                                           $371,880          $53,920  (1)       $4,989           $23,956          $406,833
                                           ========          =======            ======          ========          ========




   Note:
   (1) Includes $3,793 of depreciation which is not segregated in the consolidated statement of income, but is charged to operating expenses and to property, plant and equipment on distribution of clearing accounts.

                                                                    SCHEDULE VI
                                                                    -----------



                               CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                               -------------------------------------------

                       ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                       ---------------------------------------------------------

                                   FOR THE YEAR ENDED DECEMBER 31, 1991
                                   ------------------------------------
                                              (In thousands)



                                               Balance at        Charged          Charged                           Balance
                                               beginning        to income        to other                          at close
         Classification                         of year          accounts        accounts         Retirements      of year
         --------------                        ----------        ----------      ---------        -----------      --------

   Telecommunications                           $123,831         $21,287         $  250            $23,605         $121,763
   Natural Gas                                    86,715          10,201          1,733              2,148           96,501
   Electric                                       78,051          10,673            116              4,292           84,548
   Water/wastewater                               57,785           7,248            934              1,484           64,483
   Other                                           3,438           1,731              0                584            4,585
                                                --------        --------        -------           --------         --------
                                                $349,820         $51,140(1)      $3,033            $32,113         $371,880
                                                ========        ========        =======           ========         ========




   Note:
   (1) Includes $3,928 of depreciation which is not segregated in the consolidated statement of income, but is charged to operating expenses and to property, plant and equipment on distribution of clearing accounts.

                                                                  SCHEDULE VIII
                                                                  -------------



                              CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                              -------------------------------------------


                                                RESERVES
                                                --------
                                             (In thousands)



                                                                       Balance at             Balance
                                                                       beginning             at close
               Description                                              of year               of year
               -----------                                             ----------            ---------

     Reserve deducted in the balance sheet
       from the asset to which it applies:

       Allowance for doubtful accounts -
          Year ended December 31, 1993                                   $441                  $459
                                                                         ====                  ====

          Year ended December 31, 1992                                   $354                  $441
                                                                         ====                  ====

          Year ended December 31, 1991                                   $410                  $354
                                                                         ====                  ====





                                                                     SCHEDULE X
                                                                     ----------



                               CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                               -------------------------------------------

                                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                ------------------------------------------

                                FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                -------------------------------------------
                                              (In thousands)


                                                                          1993         1992          1991
                                                                          ----         ----          ----

         Taxes other than income taxes:
              Real estate and personal property                        $16,654       $15,797       $13,998
              Payroll                                                    3,819         3,916         3,725
              State sales                                                6,241         6,970         7,178
              Public utilities commission                                2,936         3,260         3,342
              Franchise and license                                      3,361         2,418         2,378
              Miscellaneous                                              2,146         1,813         1,314
                                                                       -------       -------       -------

                 Total                                                 $35,157       $34,174       $31,935
                                                                       =======       =======       =======
