Form 10-Q
period 1994-03-31
CITIZENS UTILITIES CO
filed 1994-05-16
CIK 20520

CITIZENS UTILITIES COMPANY
                         --------------------------





                                  FORM 10-Q
                                  ---------




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ------------------------------------------------

                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   --------------------------------------



                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994    Commission file number 0-1291
                              --------------                            ------


                         CITIZENS UTILITIES COMPANY
- - -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                06-0619596
- - --------------------------------         -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                                06905
- - --------------------------------         ------------------------------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code  (203) 329-8800
                                                    -------------------------


                                    NONE
- - -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                Yes  X     No
                                   ----       ----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 1994.

                  Common Stock Series A     130,440,021
                  Common Stock Series B      53,848,532

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 -------------------------------------------

                                    INDEX
                                    -----




                                                          Page No.
                                                          --------

Part I.  Financial Information

   Consolidated Condensed Balance Sheets March 31, 1994
    and December 31, 1993                                     2

   Consolidated Condensed Statements of Income for
    the Three Months Ended March 31, 1994 and 1993            3

   Consolidated Condensed Statements of Cash Flows for
    the Three Months Ended March 31, 1994 and 1993            4

   Notes to Financial Statements                              5

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       6

Part II.  Other Information                                   7

Signature                                                     8

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 -------------------------------------------

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------
                               (In thousands)


                                                   March       December
                                                 31, 1994      31, 1993
                                                 --------      --------
                                   ASSETS
                                   ------

      Current assets:
       Cash and cash equivalents            $     25,217     $   21,738
       Temporary investments                     115,974         89,752
       Accounts receivable                       114,081        114,313
       Other                                      25,115         14,934
                                             -----------     ----------
                                                 280,387        240,737
                                             -----------     ----------

      Property, plant and equipment            2,371,367      2,153,891
      Less accumulated depreciation              665,357        461,924
                                             -----------     ----------
                                               1,706,010      1,691,967
                                             -----------     ----------


      Investments                                390,192        411,022
      Regulatory assets                          141,996        146,207
      Deferred debits and other assets           150,552        137,185
                                             -----------     ----------
                                             $ 2,669,137     $2,627,118
                                             ===========     ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

      Current liabilities:
       Long-term debt due within one year   $      1,620     $    1,620
       Short-term debt                           341,270        380,000
       Other                                     247,379        246,605
                                             -----------     ----------
                                                 590,269        628,225
      Customer advances for construction and
       contributions in aid of construction      183,685        184,253
      Deferred income taxes                      223,911        213,471
      Regulatory liabilities                      27,911         28,376
      Deferred credits and other liabilities      61,399         50,634
      Long-term debt                             563,819        547,673
                                             -----------     ----------
                                               1,650,994      1,652,632
                                             -----------     ----------
      Shareholders' equity:
       Common stock issued, $.25 par value
         Series A                                 32,652         32,447
         Series B                                 13,420         13,119
       Additional paid-in capital                734,173        698,688
       Retained earnings                         226,580        230,232
       Unrealized gain on securities
          classified as available for sale        11,318              0
                                             -----------     ----------
                                               1,018,143        974,486
                                             -----------     ----------
                                             $ 2,669,137     $2,627,118
                                             ===========     ==========

      The accompanying Notes are an integral part of these Financial
Statements.

                 ------------------------------------------

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                --------------------------------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 -------------------------------------------

             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
             --------------------------------------------------
                  (In thousands, except per-share amounts)


                                                      1994         1993
                                                      ----         ----

      Revenues                                     $223,896      $165,915

      Expenses:
       Operating expenses                           151,534       113,235
       Depreciation                                  25,401        14,165
                                                   --------     ---------
                                                    176,935       127,400
                                                   --------     ---------

         Income from operations                      46,961        38,515

      Other income, net                              11,906         9,116
      Interest expense                               13,137        10,222
                                                   --------     ---------

         Income before income taxes                  45,730        37,409


      Income taxes                                   14,075         9,170
                                                   --------     ---------
         Net income                                $ 31,655      $ 28,239
                                                   ========     =========

      Earnings per share of common stock:
       Series A                                       $ .17        $ .15*
                                                      =====        ======
       Series B                                       $ .17        $ .15*
                                                      =====        ======


      Number of common shares outstanding at
      March 31:
       Series A Common Stock                        130,615      129,105*
       Series B Common Stock                         53,672       47,174*

      Dividends declared on common stock:
       In Series A shares on Series A
          Common Stock and in Series B shares
          on Series B Common Stock
          paid quarterly - rate                      1.1%           1.2%
                                                    =====          =====




      *Adjusted for the August 1993 2-for-1 stock split.



      The accompanying Notes are an integral part of these Financial
Statements.

                 ------------------------------------------

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                --------------------------------------------

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
             --------------------------------------------------
                               (In thousands)




                                                        1994         1993
                                                        ----         ----


      Net cash provided by operating activities       $49,134      $20,140
                                                      -------      -------
      Cash flows from investing activities:
       Construction expenditures                      (47,235)     (25,401)
       Securities purchases                            (4,706)     (71,127)
       Securities sales                                 7,972       70,004
       Securities maturities                           12,340       23,777
       Other, net                                       2,382        6,359
                                                      -------      -------
                                                      (29,247)       3,612
                                                     --------      -------

      Cash flows from financing activities:
       Long-term debt borrowings                       22,476       33,936
       Long-term debt principal payments                 (321)      (9,408)
       Short-term debt payments                       (38,730)           0
       Other                                              167          779
                                                     --------      -------
                                                      (16,408)      25,307
                                                     --------      -------

      Increase (decrease) in cash and cash
       equivalents                                      3,479       49,059
      Cash and cash equivalents at January 1,          21,738       19,752
                                                     --------      -------
      Cash and cash equivalents at March 31,          $25,217      $68,811
                                                     ========      =======



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

(4) On December 22, 1993, Natural Gas Company of Louisiana ("NGL") was merged into the company in a transaction accounted for as a pooling of interests. The company's income statement and statement of cash flows at March 31, 1993 has been restated to include the results of NGLs' operations for the three months ended March 31, 1993.

(5) Effective January 1, 1994, the company adopted Statements of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postretirement Benefits" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The company applied the provisions of these accounting standards prospectively.
   SFAS No. 112 requires the accrual of the expected costs of providing benefits, if any, to former or inactive employees after termination of employment for reasons other than retirement. Adoption of SFAS No. 112 did not have a material effect on the Consolidated Financial Statements.
   Adoption of SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to the provisions of SFAS 115, the company classified its investments into two categories, "held-to-maturity" ($445,876,000 at March 31, 1994) and "available-for-sale" ($42,581,000 at March 31, 1994). The company recorded unrealized holding gains on securities classified as available-for-sale as an increase to investments.


                                   Available for Sale    Held to Maturity
                                   ------------------    ----------------

Aggregate fair value                 $ 60,290,000         $530,655,000
Gross unrealized holding gains         17,709,000           84,779,000
Amortized cost basis                   42,581,000          445,876,000


                         Held to Maturity Securities
                         ---------------------------

Contractual Maturities         Fair Value          Amortized Cost
- - ----------------------         ----------          --------------

Within 1 year                $116,759,000           $115,974,000
2-5 years                     239,447,000            236,563,000
6-10 years                     19,752,000             19,249,000
Thereafter                    154,697,000             74,090,000

   There were no sales of securities classified as held-to-maturity. The change in the net unrealized gains on available-for-sale securities that was included in a separate component of shareholders' equity was $11,318,000. The company does not invest in securities classified as trading securities. The amortized cost and realized gains and losses on available-for-sale securities sold during the three months ended March 31, 1994 were $7,972,000, $150,000 and ($21,000), respectively.

                 ------------------------------------------
                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 -------------------------------------------

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          (a) Liquidity and Capital Resources
              -------------------------------
                  For the three months ended March 31, 1994, the primary
              source of funds was from operations. Funds requisitioned from the 1993, 1992 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for construction of utility plant. Commercial paper notes payable in the amount of $400,223,000 were outstanding as of March 31, 1994, of which $341,270,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the GTE Telephone Properties acquired on December 31, 1993. The $341,270,000 of commercial paper is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the planned issuance of securities. On April 20, 1994, the company issued $175,000,000 of debentures at par with an interest rate of 7.60% and maturing on June 1, 2006. The proceeds from the sale of the debentures were used to repay commercial paper notes outstanding at March 31, 1994. The company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the company's liquidity, the company experienced an increase in its working capital at March 31, 1994. The increase is primarily due to the partial repayment of short-term debt. The company has lines of credit with commercial banks under which it may borrow up to $1,200,000,000, there were no amounts outstanding under these lines at March 31, 1994.
                  During the three months ended March 31, 1994, the company
              was authorized net increases in annual revenues for properties in California and Vermont totaling $2,246,000. The company has requests for increases in annual revenues pending before regulatory commissions in Arizona, California and Pennsylvania.

              (b)  Results of Operations
                  ---------------------
                  Operating revenues for the three months ended March 31,
              1994 increased compared to the like 1993 period primarily due to increased telecommunications and natural gas revenues. Telecommunications revenues totaled $84,731,000, a 94% increase over the 1993 amount of $43,640,000. This increase was primarily due to revenues derived from operating 189,000 local telephone access lines in Idaho, Tennessee, Utah and West Virginia acquired on December 31, 1993 from GTE Corp. Natural gas revenues totaled $82,012,000, a 20% increase over the 1993 amount of $68,617,000. The increase was primarily due to $4,989,000 from increased average revenue per MCF of gas sold to residential and commercial customers and $8,347,000 from increased consumption due to colder weather conditions.
                  Operating expenses for the three months ended March 31,
              1994 increased compared to the like 1993 period primarily due to increased natural gas purchased and telecommunications operating expenses. Natural gas purchased totaled $49,247,000, a 35% increase over the 1993 amount of $36,471,000 primarily due to higher supplier prices and increased volume to satisfy increased customer consumption. Operating and maintenance expenses, depreciation expense and taxes other than income for the three months ended March 31, 1994 increased compared to the like 1993 period primarily due to operation of the 189,000 local telephone access lines acquired from GTE Corp. on December 31, 1993.
                  Other income, net for the three months ended March 31, 1994 increased compared to the like 1993 period primarily due to an increase in the allowance for funds used during construction as a result of increased property, plant and equipment and the gain on the sale of land.
                  Interest expense for the three months ended March 31, 1994 increased compared with the like 1993 period primarily as a result of the interim financing of the acquisition of the 189,000 local telephone access lines acquired on December 31, 1993 with short-term debt, and an increase in industrial development revenue bond borrowings. The increase in Interest expense was partially offset by increased allowance for funds used during construction, which is related to borrowings, as a result of increased property plant and equipment. Income taxes for the three months ended March 31, 1994 increased compared to the like 1993 period primarily due to increased taxable income and an increase in the federal income tax rate.

                         PART II.  OTHER INFORMATION
                         ---------------------------
                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 -------------------------------------------





Item 1.  Legal Proceedings
         -----------------

         Reference is made to information describing certain legal matters under Item 3 "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 1993.
         In May, 1994, the Delaware Court of Chancery granted the defendants' motion for a stay of proceedings in the Thorpe and Biggs action referred to in the third paragraph of Legal Proceedings in the company's 1993 Annual Report, Form 10-K, pending resolution of the settlement proceedings referred to in the fourth paragraph of Legal Proceedings in the company's 1993 Annual Report, Form 10-K.
         In September 1992, the United States Environmental Protection Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The parties are presently in settlement discussions.


Item 6.  Reports on Form 8-K
         -------------------

      (b)No Form 8-K was required during the three months ended March 31, 1994.

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 -------------------------------------------



                                  SIGNATURE
                                  ---------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     CITIZENS UTILITIES COMPANY
                                     ---------------------------
                                            (Registrant)


Date      May 13, 1994               By: Livingston E. Ross
          ------------               ----------------------
                                          Livingston E. Ross
                                     Vice President and Controller