Form 10-Q
period 1994-06-30
CITIZENS UTILITIES CO
filed 1994-08-11
CIK 20520

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




                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                           --------------------------------------------

                          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C.  20549

                                               FORM 10-Q
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994    Commission file number 0-1291
                                                                       ------


                                      CITIZENS UTILITIES COMPANY
                                      --------------------------
                       (Exact name of registrant as specified in its charter)


             Delaware                      06-0619596
- --------------------------------   ------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)



          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                         06905
- -------------------------------             -----------------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code     (203) 329-8800
                                                  ------------------------



                                 NONE
- ----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                       Yes  X     No
                          ----      ----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 3, 1994

                        Common Stock Series A     131,538,400
                        Common Stock Series B      55,204,705

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        -------------------------------------------

                                         INDEX
                                         -----





                                                      Page No.
                                                      --------


Part I.  Financial Information


  Consolidated Condensed Balance Sheets
   June 30, 1994 and December 31, 1993                    2

  Consolidated Condensed Statements of Income
   for the Three Months Ended June 30, 1994 and 1993      3

  Consolidated Condensed Statements of Income for the
   Six Months Ended June 30, 1994 and 1993                4

  Consolidated Condensed Statements of Cash Flows for
   the Six Months Ended June 30, 1994 and 1993            5

  Notes to Financial Statements                           6

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                    7

Part II.  Other Information                               9

Signature                                                10

                              PART I.  FINANCIAL INFORMATION
                              ------------------------------

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        -------------------------------------------

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                            -------------------------------------
                                         (In thousands)


                                             June               December
                                           30, 1994             31, 1993
                                           --------             --------
                           ASSETS
                           ------

Current assets:
  Cash and cash equivalents              $   15,258           $   21,738
  Temporary investments                     116,633               89,752
  Accounts receivable                       130,943              114,313
  Other                                      34,542               14,934
                                         ----------           ----------
                                            297,376              240,737


Property, plant and equipment             3,151,033            2,153,891
Less accumulated depreciation               893,143              461,924
                                         ----------           ----------
                                          2,257,890            1,691,967


Investments                                 367,145              411,022
Regulatory assets                           145,198              146,207
Deferred debits and other assets            194,656              137,185
                                         ----------           -----------
                                         $3,262,265           $2,627,118
                                         ==========           ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year     $   10,345          $     1,620
  Short-term debt                           655,270              380,000
  Other                                     260,411              246,605
                                         ----------          -----------
                                            926,026              628,225

Customer advances for construction and
 contributions in aid of construction       188,845              184,253
Deferred income taxes                       233,308              213,471
Regulatory liabilities                       27,409               28,376
Deferred credits and other liabilities       97,979               50,634
Long-term debt                              731,453              547,673
                                         ----------          -----------


                                          2,205,020            1,652,632
                                         ----------          -----------


Shareholders' equity:
  Common stock issued, $.25 par value
    Series A                                 32,909               32,447
    Series B                                 13,741               13,119
  Additional paid-in capital                770,267              698,688
  Retained earnings                         231,180              230,232
  Unrealized gain on securities
    classified as available for sale          9,148                    0
                                          ---------             --------
                                          1,057,245              974,486
                                          ---------             --------
                                         $3,262,265           $2,627,118
                                          =========            =========

The accompanying Notes are an integral part of these Financial Statements.

                       PART I.  FINANCIAL INFORMATION (Continued)
                        ------------------------------------------

                       CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                       -------------------------------------------

                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       -------------------------------------------

                   FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                   -------------------------------------------------
                        (In thousands, except per-share amounts)



                                            1994                1993
                                            ----                ----

Revenues                                  $188,674            $146,170

Expenses:
  Operating expenses                       105,464              86,536
  Depreciation                              24,618              14,115
                                          --------            --------
                                           130,082             100,651

    Income from operations                  58,592              45,519

Other income, net                           11,455              12,754
Interest expense                            14,825               9,373
                                          --------            --------

    Income before income taxes              55,222              48,900

Income taxes                                17,206              14,218
                                          --------            --------
    Net income                            $ 38,016            $ 34,682
                                          ========            ========

Earnings per share of common stock:
  Series A                                    $.21                $.19
                                              ====                ====

  Series B                                    $.21                $.19
                                              ====                ====


Number of common shares outstanding
 at June 30:
  Series A Common Stock                    131,643             129,876
  Series B Common Stock                     54,954              48,184

Dividends declared on common stock:
  In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - rate                     1.15%                1.0%


The accompanying Notes are an integral part of these Financial Statements.

                    PART I.  FINANCIAL INFORMATION (Continued)
                    ------------------------------------------

                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    -------------------------------------------

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    -------------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                 -----------------------------------------------
                    (In thousands, except per-share amounts)

                                               1994                1993
                                               ----                ----

Revenues                                     $412,570            $312,085

Expenses:
  Operating expenses                          256,998             199,771
  Depreciation                                 50,019              28,280
                                             --------            --------
                                              307,017             228,051
                                             --------            --------

    Income from operations                    105,553              84,034

Other income, net                              23,361              21,870
Interest expense                               27,962              19,595
                                             --------             -------

    Income before income taxes                100,952              86,309

Income taxes                                   31,281              23,388
                                              --------            --------

  Net income                                 $ 69,671           $  62,921
                                             ========           =========

Earnings per share of common stock:
  Series A                                       $.38                $.34
                                                 ====                ====

  Series B                                       $.38                $.34
                                                 ====                ====


Number of common shares outstanding
 at June 30:
  Series A Common Stock                       131,643              129,876
  Series B Common Stock                        54,954               48,184

Dividends declared on common stock:
  In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - compounded rate             2.26%                2.21%

The accompanying Notes are an integral part of these Financial Statements.
                 PART I.  FINANCIAL INFORMATION (Continued)
                 ------------------------------------------

                CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                -------------------------------------------

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
               -----------------------------------------------
                                 (In thousands)


                                                1994               1993

Net cash provided by operating activities      $77,846            $85,182
                                               -------            -------
Cash flows from investing activities:
  Construction expenditures                    (90,025)           (64,522)
  Securities purchases                         (19,482)          (151,882)
  Securities sales                              20,136            116,304
  Securities maturities                         30,657             25,228
  Business acquisitions                       (501,995)                --
  Other, net                                    (4,702)              9,932
                                              --------            -------
                                              (565,411)           (64,940)


Cash flows from financing activities:
  Long-term debt borrowings                    232,709             23,653
  Long-term debt principal payments            (29,764)           (25,621)
  Short-term debt borrowings                   275,270                 --
  Other, net                                     2,870                949
                                               --------           --------
                                               481,085             (1,019)

Increase (decrease) in cash and
 cash equivalents                               (6,480)            19,223
Cash and cash equivalents at January 1,         21,738             19,752
                                               --------           -------
Cash and cash equivalents at June 30,          $15,258            $38,975
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

(4) On December 22, 1993, Natural Gas Company of Louisiana ("NGL") was merged into the company in a transaction accounted for as a pooling of interests. The company's income statements and statement of cash flows at June 30, 1993 has been restated to include the results of NGL's operations for the three and six months ended June 30, 1993.
      The following pro forma financial information for the six months ended June 30, 1994 and 1993, presents the combined results of operations of the Company and the New York GTE Telephone property acquired on June 30, 1994 and the Idaho, Tennessee, Utah and West Virginia properties acquired on December 31, 1993 as if the acquisitions had occurred at the beginning of the respective periods. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the GTE Telephone properties constituted a single entity during such periods.

                                    June 30, 1994           June 30, 1993
                                    -------------           -------------

      Revenues                      $507,347,000            $483,157,000

      Net Income                    $ 78,339,000            $ 73,599,000

      Earnings Per Share            $        .39            $        .36


(5) Effective January 1, 1994, the company adopted Statements of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postretirement Benefits" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The company applied the provisions of these accounting standards prospectively.
      SFAS No. 112 requires the accrual of the expected costs of providing benefits, if any, to former or inactive employees after termination of employment for reasons other than retirement. Adoption of SFAS No. 112 did not have a material effect on the Consolidated Financial Statements.
      Adoption of SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to the provisions of SFAS 115, the company classified its Temporary investments and Investments into two categories, "held-to-maturity" ($426,882,000 at June 30, 1994) and "available-for-sale" ($42,581,000 at June 30, 1994). The company recorded unrealized holding gains on securities classified as available-for-sale as an increase to investments.

                           Available for Sale         Held to Maturity
                           ------------------         ----------------

Aggregate fair value         $ 56,896,000               $506,049,000
Gross unrealized
 holding gains                 14,315,000                 79,167,000
Amortized cost basis           42,581,000                426,882,000

                                    Held to Maturity Securities
                                    ---------------------------

Contractual Maturities          Fair Value            Amortized Cost
- ----------------------          ----------            --------------

Within 1 year                $118,007,000               $117,459,000
2-5 years                     217,584,000                216,763,000
6-10 years                     15,615,000                 15,042,000
Thereafter                    154,843,000                 77,618,000

      There were no sales of securities classified as held-to-maturity. The change in the net unrealized gains on available-for-sale securities that was included in a separate component of shareholders' equity was $9,148,000. The company does not invest in securities classified as trading securities. The amortized cost and realized gains and losses on available-for-sale securities sold during the six months ended June 30, 1994 were $20,136,000, $155,000 and ($21,000), respectively.

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

          (a)    Liquidity and Capital Resources (update)
                     For the six months ended June 30, 1994, the primary
                 source of funds was from operations. Funds requisitioned from the 1993, 1992 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for construction of utility plant. Commercial paper notes payable in the amount of $702,000,000 were outstanding as of June 30, 1994, of which $655,270,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the GTE Telephone Properties acquired on December 31, 1993 and June 30, 1994. The $655,270,000 of commercial paper is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the planned issuance of securities. On April 20, 1994, the company issued $175,000,000 of debentures at par with an interest rate of 7.60% and a maturity date of June 1, 2006. The proceeds from the sale of the debentures were used to repay commercial paper notes outstanding. The company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the company's liquidity, the company experienced a decrease in its working capital at June 30, 1994. The decrease is primarily due to the issuance of additional short-term debt to temporarily and partially fund the acquisition of the GTE Telephone properties acquired on December 31, 1993 and June 30, 1994. The company has lines of credit with commercial banks under which it may borrow up to $1,200,000,000. There were no amounts outstanding under these lines at June 30, 1994. On June 16, 1994, Citizens Utilities Rural Company, Inc., a subsidiary of the company, was advanced $2,394,000 under the subsidiary's Rural Telephone Bank Loan Contract; these funds bear an initial interest rate of 5.31% with an ultimate maturity date of December 31, 2027.
                     During the six months ended June 30, 1994, the company
                 was authorized net increases in annual revenues for properties in Arizona, California, Pennsylvania, and Vermont totaling $6,376,000. The company has requests for increases in annual revenues pending before regulatory commissions in California and Hawaii.


          (b)    Results of Operations
                 ---------------------

                     Operating revenues for the three month period ended June
                 30, 1994 increased compared to the same period last year primarily due to increased telecommunications revenues. Telecommunications revenues for the second quarter of 1994 totaled $88,754,000, a 97% increase over the $45,051,000 earned in the 1993 second quarter. Operating revenues for the six month period ended June 30, 1994 increased compared to the same period in 1993 primarily due to increased telecommunications and natural gas revenues. Telecommunications revenues for the six months totaled $173,485,000, a 96% increase over the 1993 amount of $88,691,000. The increases in telecommunications revenues for both the quarter and six months ended June 30, 1994 were primarily due to revenues derived from operating 189,000 local telephone access lines in Idaho, Tennessee, Utah and West Virginia acquired on December 31, 1993 from GTE Corp. Natural gas revenues for the six months totaled $122,780,000, a 10% increase over the 1993 amount of $112,089,000. The increase was primarily due to $6,037,000 from increased average revenue per MCF of gas sold to residential and commercial customers and $4,527,000 from increased consumption as a result of colder weather conditions.
                     Operating expenses for the three months ended June 30,
                 1994 increased compared to the like 1993 period primarily due to increased telecommunications operating expenses. Operating expenses for the six months ended June 30, 1994 increased compared to the like 1993 period primarily due to increased natural gas purchased and telecommunications operating expenses.

                      ------------------------------------------

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

Item 2    (b) - (continued)
          -----------------

          Natural gas purchased for the six months ended June 30, 1994 totaled $70,496,000 and 18% increase over the 1993 amount of $59,608,000 primarily due to higher supplier prices and increased volume to satisfy increased customer consumption. Depreciation expense and taxes other than income for the three and six months ended June 30, 1994 increased compared to the like 1993 period primarily due to operation of the 189,000 local telephone access lines acquired from GTE Corp. on December 31, 1993.
                 Other income, net for the three months ended June 30, 1994 decreased compared to the like 1993 period primarily due to the liquidation of investment balances to partially fund the purchase of the 189,000 local telephone access lines acquired on December
          31, 1993. The decrease was partially offset by an increase in investment income from the company's Centennial investment and the allowance for funds used during construction; a direct result of increased construction of utility property, plant and equipment. Other income, net for the six months ended June 30, 1994 increased compared to the like 1993 period primarily due to an increase in the allowance for funds used during construction, a gain on the sale of land and an increase in investment income from the company's Centennial investment. The increase was partially offset by the liquidation of investment balances to partially fund the purchase of the 189,000 local telephone access lines acquired on December 31, 1993.
                 Interest expense for the three and six months ended June 30, 1994 increased compared with the like 1993 periods primarily as a result of the issuance of debt securities, the proceeds of which were used to temporarily and partially finance the acquisition of the 189,000 local telephone access lines acquired on December 31, 1993, and an increase in industrial development revenue bond borrowings. The increase in Interest expense was partially offset by increased allowance for funds used during construction related to borrowings. Income taxes for the three and six months ended June 30, 1994 increased compared to the like 1993 period primarily due to increased taxable income.

                                PART II.  OTHER INFORMATION
                                 ---------------------------
                          CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          -------------------------------------------

Item 1.          Legal Proceedings
                 -----------------

                     Reference is made to information describing certain
                 legal matters under Item 3 "Legal Proceedings" in the company's Form 10-K for the year ended December 31, 1993.
                     In May, 1994, the Delaware Court of Chancery granted the
                 defendants' motion for a stay of proceedings in the Thorpe and Biggs action referred to in the third paragraph of Legal Proceedings in the company's 1993 Annual Report, Form 10-K, pending resolution of the settlement proceedings referred to in the fourth paragraph of Legal Proceedings in the company's 1993 Annual Report, Form 10-K. Discovery to confirm the reasonableness of the settlement terms reflected in the Memorandum of Understanding has been substantially completed.
                     In September 1992, the United States Environmental
                 Protection Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The parties are presently in settlement discussions.

Item 4.          Submission of Matter to a Vote of Security Holders
                 --------------------------------------------------

                 (a) The Registrant held its 1994 Annual Meeting of the Stockholders on May 20, 1994.

                 (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

                       The stockholder's voted 80% of total outstanding shares in the affirmative to elect all the nominees as directors. Directors elected were N.I. Botwinik, A.I. Fleischman, S. Harfenist, A.N. Heine, E.A. Rickless, J.L. Schroeder, R.D. Siff, R.A. Stanger, E. Tornberg, C.L. Tow and L. Tow. Stockholders voted only 2% of outstanding shares in the negative for one or more of the nominees.

Item 6.          Reports on Form 8-K
                 -------------------

                 (b) No Form 8-K was required during the three months ended June 30, 1994.

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







                                              CITIZENS UTILITIES COMPANY
                                              --------------------------
                                              (Registrant)


Date       August 10, 1994                 By:/s/ Livingston E. Ross
    ----------------------                    ----------------------
                                              Vice President and Controller