Form 10-Q
period 1994-09-30
CITIZENS UTILITIES CO
filed 1994-11-14
CIK 20520

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994
                               ------------------
Commission file number 0-1291
                       ------


                                CITIZENS UTILITIES COMPANY
                   ------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


     Delaware                                    06-0619596
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                           06905
- ----------------------------                    ------------------
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code (203) 329-8800
                                                   --------------

       NONE                                               Former name, former
- ----------------------------------------------------------
 address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                    Yes  X     No
                                                       ----      -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1994

          Common Stock Series A     132,891,159
          Common Stock Series B      57,347,198

                              CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                              -------------------------------------------

                                                  INDEX
                                                  -----




                                                                     Page No.
                                                                     ________

Part I.  Financial Information

      Consolidated Condensed Balance Sheets September 30, 1994 and
      December 31, 1993                                                  2

      Consolidated Condensed Statements of Income for the Three
      Months Ended September 30, 1994 and 1993                           3

      Consolidated Condensed Statements of Income for the Nine
      months Ended September 30, 1994 and 1993                           4

      Consolidated Condensed Statements of Cash Flows for the
      Nine months Ended September 30, 1994 and 1993                      5

      Notes to Financial Statements                                      6

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          8

Part II.  Other Information                                             10

Signature                                                               11

                           PART I.  FINANCIAL INFORMATION
                            ------------------------------

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        -------------------------------------
                                     (In thousands)


                                              September           December
                                              30, 1994            31, 1993
                                              ---------           ---------

                                      ASSETS
                                      ------

Current assets:

   Cash and cash equivalents              $    18,139           $    21,738
   Temporary investments                       77,449                89,752
   Accounts receivable                        149,015               114,313
   Other                                       31,897                14,934
                                          -----------           -----------
                                              276,500               240,737
                                          -----------           -----------

Property, plant and equipment              3,229,253             2,153,891
   Less accumulated depreciation             911,776               461,924
                                          -----------           ----------
                                           2,317,477             1,691,967
                                          -----------           ----------


Investments                                  382,766               411,022
Regulatory assets                            149,559               146,207
Deferred debits and other assets             227,066               137,185
                                          ----------            ----------
                                          $3,353,368           $ 2,627,118
                                          ==========           ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:

   Long-term debt due within one year     $   10,728           $    1,620
   Short-term debt                           652,270              380,000
   Other                                     261,948              246,605
                                          ----------           ----------
                                             924,946              628,225
Customer advances for construction and
 contributions in aid of construction        206,863              184,253
Deferred income taxes                        247,294              213,471
Regulatory liabilities                        26,931               28,376
Deferred credits and other liabilities        92,911               50,634
Long-term debt                               740,980              547,673
                                          ----------           ----------

                                           2,239,925            1,652,632
                                          ----------           ----------

Shareholders' equity:
   Common stock issued, $.25 par value
    Series A                                  33,220               32,447
    Series B                                  14,309               13,119
   Additional paid-in capital                818,758              698,688
   Retained earnings                         234,704              230,232
   Unrealized gain on securities
    classified as available for sale          12,452                    -
                                          ----------           ----------

                                           1,113,443              974,486
                                          ----------           ----------

                                          $3,353,368           $2,627,118
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

                          ------------------------------------------

                          CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          -------------------------------------------

                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          -------------------------------------------

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                      ------------------------------------------------------
                              (In thousands, except per-share amounts)


                                             1994              1993
                                             ----              ----

Revenues                                   $242,308          $145,315

Expenses:
  Operating expenses                        146,183            90,234
  Depreciation                               33,640            13,106
                                           --------          --------

                                            179,823           103,340
                                           --------          --------


     Income from operations                  62,485            41,975

Other income, net                            14,531            14,476
Interest expense                             20,613             9,107
                                            -------          --------


     Income before income taxes              56,403            47,344


Income taxes                                 17,716            13,075
                                           --------          --------

     Net income                            $ 38,687          $ 34,269
                                           --------          --------


Earnings per share of common stock:
     Series A                                 $.21              $.18
                                              ====              ====

     Series B                                 $.21              $.18
                                              ====              ====


Number of common shares outstanding at September 30:
     Series A Common Stock                132,880         129,829
     Series B Common Stock                 57,236          49,703

Dividends declared on common stock:
     In Series A shares on Series A
        Common Stock and in Series B shares
        on Series B Common Stock
        paid quarterly - rate                1.3%       1.1%
                                             ====       ====

The accompanying Notes are an integral part of these Financial Statements.

                         ------------------------------------------

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        ------------------------------------------

                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        -------------------------------------------

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                   -----------------------------------------------------
                          (In thousands, except per-share amounts)

                                       1994            1993
                                       ----            ----

Revenues                             $654,878        $457,400

Expenses:
   Operating expenses                 403,181         290,005
   Depreciation                        83,659          41,386
                                     --------       ---------

                                      486,840         331,391
                                     --------       ---------


      Income from operations          168,038         126,009

Other income, net                      37,892          36,346
Interest expense                       48,575          28,702
                                     --------        --------


      Income before income taxes      157,355         133,653


Income taxes                           48,997          36,463
                                     --------       ---------

   Net income                        $108,358       $  97,190
                                     ========       =========


Earnings per share of common stock:
   Series A                           $.58             $.52
                                      ====             ====

   Series B                           $.58             $.52
                                      ====             ====

Number of common shares outstanding at September 30:
   Series A Common Stock                132,880       129,829
   Series B Common Stock                 57,236        49,703

Dividends declared on common stock:
   In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - compounded rate       3.59%        3.34%
                                           =====        =====

The accompanying Notes are an integral part of these Financial Statements.

                              ------------------------------------------

                             CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                             -------------------------------------------

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------

                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        -----------------------------------------------------
                                             (In thousands)



                                              1994               1993
                                              ----               ----

Net cash provided by operating activities   $133,885            $130,167
                                            --------            --------
Cash flows from investing activities:
  Construction expenditures                 (143,265)            (84,774)
  Securities purchases                       (39,194)           (269,662)
  Securities sales                            39,577             178,218
  Securities maturities                       65,842              55,468
  Business acquisitions                     (527,866)                 --
  Other, net                                  30,946              (2,375)
                                            --------            --------

                                            (635,852)           (123,125)
                                            --------            --------


Cash flows from financing activities:
  Long-term debt borrowings                  227,776              33,289
  Long-term debt principal payments          (13,177)            (26,440)
  Short-term debt borrowings                 272,270                  --
  Other, net                                  11,499               8,112
                                            --------            --------

                                             498,368              14,961
                                            --------            --------


Increase (decrease) in cash and cash
 equivalents                                  (3,599)             22,003
Cash and cash equivalents at January 1,       21,738              19,752
                                            --------            --------

Cash and cash equivalents at September 30,   $18,139             $41,755
                                            ========            =========
The accompanying Notes are an integral part of these Financial Statements.

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


(4) On December 22, 1993, Natural Gas Company of Louisiana ("NGL") was merged into the company in a transaction accounted for as a pooling of interests. The company's income statements and statement of cash flows at September 30, 1993 have been restated to include the results of NGL's operations for the three and nine months ended September 30, 1993. On August 31, 1994, Metro Utility Company ("Metro") was merged into the company. The transaction was also accounted for as a pooling of interests. The results of Metro for the three and nine months ended September 30, 1994 have been included in the consolidated financial statements of the company. However, prior year financial statements have not been restated because the amounts are not significant.

  The following pro forma financial information for the nine months ended September 30, 1994 and 1993, presents the combined results of operations of the Company and the New York GTE Telephone property acquired on June 30, 1994 and the Idaho, Tennessee, Utah, and West Virginia properties acquired on December 31, 1993 as if the acquisitions had occurred at the beginning of the respective periods. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the GTE Telephone properties constituted a single entity during such periods.


                             September 30, 1994            September 30, 1993
                             ------------------            ------------------

            Revenues              $ 749,656,000              $ 720,846,000
            Net Income            $ 120,622,000              $ 112,715,000
            Earnings Per Share    $         .58              $         .53

                          -----------------------------------------
                         CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                         -------------------------------------------
                                 NOTES TO FINANCIAL STATEMENTS
                                 -----------------------------

(5) Effective January 1, 1994, the company adopted Statements of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postretirement Benefits" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The company applied the provisions of these accounting standards prospectively.
     SFAS No. 112 requires the accrual of the expected costs of providing benefits, if any, to former or inactive employees after termination of employment for reasons other than retirement. Adoption of SFAS No. 112 did not have a material effect on the Consolidated Financial Statements.
     Adoption of SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to the provisions of SFAS 115, the company classified its Temporary investments and Investments into two categories, "held-to-maturity" ($389,539,000 at September 30, 1994) and "available-for-sale" ($51,193,000 at September 30, 1994). The company recorded unrealized holding gains on securities classified as available-for-sale as an increase to investments.

                                 Available for Sale         Held to Maturity
                                 ------------------         ----------------

Aggregate fair value                $ 70,676,000              $467,327,000
Gross unrealized holding gains        19,483,000                77,788,000
Amortized cost basis                  51,193,000               389,539,000


                                                 Held to Maturity Securities
                                                 ---------------------------

Contractual Maturities          Fair Value              Amortized Cost
- ----------------------          ----------              --------------
Within 1 year                  $121,312,000             $120,860,000
2-5 years                       170,330,000              170,131,000
6-10 years                       18,112,000               17,647,000
Thereafter                      157,573,000               80,901,000

  There were no sales of securities classified as held-to-maturity. The change in the net unrealized gains on available-for-sale securities that was included in a separate component of shareholders' equity was $12,452,000. The company does not invest in securities classified as trading securities. The amortized cost and realized gains and losses on available-for-sale securities sold during the nine months ended September 30, 1994 were $39,577,000, $251,000 and ($21,000), respectively.

                       ------------------------------------------

                       CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                       -------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------

         (a)  Liquidity and Capital Resources
              -------------------------------

    For the nine months ended September 30, 1994, the primary source of funds was from operations. Funds requisitioned from the 1993, 1992, and 1991 Series Industrial Development Bond construction fund trust accounts were used to pay for construction of utility plant. Commercial paper notes payable in the amount of $699,000,000 were outstanding at September 30, 1994, of which $652,270,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the GTE Telephone Properties acquired on December 31, 1993 and June 30, 1994. The $652,270,000 of commercial paper is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the planned issuance of securities.
    On April 20, 1994, the company issued $175,000,000 of debentures at par with an interest rate of 7.6% and a maturity date of June 1, 2006. On October 6, 1994, the company issued $100,000,000 of debentures at par with an interest rate of 7.68% and a maturity date of October 1, 2034. The proceeds from the sale of the debentures were used to permanently fund the GTE
Telephone Properties acquired on December 31, 1993 and June 30, 1994 and to repay commercial paper notes outstanding at September 30, 1994. On June 16, 1994 and on September 9,1994, Citizens Utilities Rural Telephone Company, Inc., a subsidiary of the company, under the Rural Telephone Bank Loan Contract, was advanced $2,394,000 and $3,848,000 respectively. These funds bear an interest rate of 5.31% and 5.3% respectively and have an ultimate maturity date of December 31, 2027. On September 28, 1994, the company arranged the company arranged for the composite issuance of $14,640,000 of 1994 Series Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds with an interest rate of 6.6% and a maturity date of May 1, 2029.
    On August 16, 1994, the company filed a shelf-registration statement with the Securities and Exchange Commission to offer up to 1,600,000 shares of Common Stock Series A and Common Stock Series B of which 491,594 were issued to partially fund the acquisition of RHC, Inc. (Metro) on August 31, 1994 and to register restricted shares previously issued for the 1993 acquisitions of Natural Gas Company of Louisiana and Franklin Electric Light Company, Incorporated and for other corporate purposes.
    The company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity.
Although working capital is not considered to be an indicator of the company's liquidity, the company experienced a decrease in its working capital at September 30, 1994. The decrease is primarily due to the issuance of short-term debt used to partially fund the acquisition of the GTE
Telephone Properties on December 31, 1993 and June 30, 1994. The company has lines of credit with commercial banks under which it may borrow up to $1,200,000,000. There were no amounts outstanding under these lines at September 30, 1994.
    During the nine months ended September 30, 1994, the company was authorized net increases in annual revenues for properties in Arizona, California, Pennsylvania and Vermont totaling $6,396,000. The company has requests for increases pending before regulatory commissions in Arizona, California, Hawaii and Ohio. On September 22, 1994, the company received approval from the Montana Public Service Commission to purchase 7,000 telephone access lines in Montana from GTE Corp.
    On September 30, 1994, through a joint venture with Century Communications Corporation, the company acquired cable television system servicing approximately 24,000 subscribers in Southern California.

                   ------------------------------------------
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   -------------------------------------------


(b) Results of Operations
    ---------------------

    Operating revenues increased to $242,308,000 for the three month period ended September 30, 1994, a 67% increase compared to the same period last year primarily due to increased telecommunications revenues. Telecommunications revenues for the third quarter of 1994 totaled $138,254,000 almost tripling the $46,259,000 earned in the 1993 third quarter. Operating revenues for the nine month period ended September 30, 1994 increased to $654,878,000, a 43% increase compared to the same period in 1993 primarily due to increased telecommunications and natural gas revenues. Telecommunications revenues for the nine months totaled $311,739,000, compared with the 1993 amount of $134,950,000. The increases in telecommunications revenues for both the quarter and nine months ended September 30, 1994 were primarily due to revenues derived from operating the GTE Telephone Properties acquired on December 31, 1993 and June 30, 1994. Natural gas revenues for the nine months totaled $157,078,000, a 7% increase over the 1993 amount of $146,888,000. The increase was primarily due to $7,154,000 from increased average revenue per MCF of gas sold to residential and commercial customers and $1,266,000 from increased consumption as a result of colder weather conditions.
  Operating expenses for the three months ended September 30, 1994 were $179,822,000 a $76,481,000 increase compared to the like 1993 period primarily due to increased telecommunications operating expenses. Operating expenses for the nine months ended September 30, 1994 increased from the like 1993 period primarily due to increased natural gas purchased and telecommunications operating expenses. Natural gas purchased totaled $88,076,000, a 14% increase over the 1993 amount of $77,584,000 primarily due to higher supplier prices and increased volume to satisfy increased customer consumption. Depreciation expense for the three and nine months ended September 30, 1994 increased $20,533,000 and $42,272,000, respectively, compared to the like 1993 periods primarily due to operation of the GTE Telephone Properties acquired on December 31, 1993 and June 30, 1994.
  Other income, net for the three and nine months ended September 30, 1994, increased compared to the like 1993 periods primarily due to increases in the allowance for funds used during construction as a result of increased construction of utility property, plant and equipment. The increase is partially offset by lower investment income as a result of the liquidation of investment balances to fund the purchase of the local telephone access lines acquired on December 31, 1993 and June 30, 1994.
  Interest expense for the three and nine months ended September 30, 1994 increased $11,507,000 and $19,874,000 respectively compared with the like 1993 periods primarily as a result of the issuance of debt securities, the proceeds of which were used to partially finance the acquisition of the GTE Properites and an increase in industrial development revenue bond borrowings. The increase in interest expense is partially offset by increased allowance for funds used during construction related to borrowings. Income taxes for the three and nine months ended September 30, 1994 increased $4,641,000 and $12,535,000 respectively compared to the like 1993 periods primarily due to increased taxable income which can be attributed mostly to the GTE Telephone Properties acquired on December 31, 1993 and June 30, 1994.

                             PART II.  OTHER INFORMATION
                             ---------------------------
                      CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      -------------------------------------------

Item 1.  Legal Proceedings
         -----------------

  Reference is made to information describing certain legal matters under
Item 3 "Legal Proceedings" in the company's Form 10-K for the year ended December 31, 1993.
  In May, 1994, the Delaware Court of Chancery granted the defendants' motion for a stay of proceedings in the Thorpe and Biggs action referred to in the third paragraph of Legal Proceedings in the company's 1993 Annual Report, Form 10-K, pending resolution of the settlement proceedings referred to in the fourth paragraph of Legal Proceedings in the company's 1993 Annual Report, Form 10-K. Discovery to confirm the reasonableness of the settlement terms reflected in the Memorandum of Understanding has been substantially completed.
  In September 1992, the United States Environmental Protection Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The parties have settled this matter.
  In October 1994, the company and eight other companies were served with a Summons and Complaint by the Town of Wallkill, New York (the Town) in the United States District Court for the Southern District of New York. The Town seeks to recover an unspecified amount representing response costs resulting from the release or threatened release of hazardous substances at the Town's Landfill, and damages and restitution under common law theories for other costs associated with environmental conditions at the Town's Landfill. The Town also seeks a declaratory judgement under CERCLA that the Defendants are strictly, jointly and severally liable for future necessary response costs. The company notified GTE Corp. of this action since any potential liability for this matter has been retained by GTE Corp. pursuant to an Asset Purchase Agreement dated May 18, 1993. GTE Corp. has assumed the company's defense in this action.

Item 6.  Reports on Form 8-K
         -------------------

(b) The Company filed on Form 8-K dated July 5, 1994, under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", the audited financial statements for Contel of New York for each of the two years ended December 31, 1993.

  The Company filed on Form 8-K dated July 5, 1994, under Item 5 "Other Events", a Third Supplemental Indenture, supplemental to the Indenture dated as of August 15, 1991 between the Company and Chemical Bank (Trustee).

  The Company filed on Form 8-K dated July 15, 1994, under Item 2
"Acquisition of Assets", Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits", a press release announcing the transfer of the GTE Telephone Property in New York State to the Company.

  The Company filed on Form 8-K dated August 9, 1994, under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", the financial statements for Contel of New York for the quarterly period ended March 31, 1994, Pro Forma financial statements as of and for the twelve month period ended March 31, 1994 combining the company and certain of the GTE Telephone Properties; and a press release announcing second quarter earnings for the company.

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




                                        SIGNATURE
                                        ---------




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                CITIZENS UTILITIES COMPANY
                                                --------------------------
                                                (Registrant)


Date       November 14, 1994                    By:/s/ Livingston E. Ross
    ------------------------                       -------------------------
                                                Vice President and Controller