Form 10-K
period 1994-12-31
CITIZENS UTILITIES CO
filed 1995-03-16
CIK 20520

CITIZENS UTILITIES COMPANY
                  --------------------------



                           FORM 10-K
                           ---------




         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---------------------------------------------


            OF THE SECURITIES EXCHANGE ACT OF 1934
            --------------------------------------




            FOR THE YEAR ENDED DECEMBER 31, 1994
            ------------------------------------

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

                         FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994  Commission file number   0-1291
                          -----------------                           ------

                      CITIZENS UTILITIES COMPANY
- ----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             Delaware                                06-0619596
- ---------------------------------        ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          High Ridge Park
           P.O. Box 3801
         Stamford, Connecticut                           06905
- ------------------------------------                 --------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (203) 329-8800
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock Series A, par value $.25 per share    New York Stock Exchange
Common Stock Series B, par value $.25 per share    New York Stock Exchange
- --------------------------------------------------------------------------
(Title of each class)                              (Name of exchange on
                                                    which registered)

Securities registered pursuant to Section 12(g) of the Act:

                        NONE
- --------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                         Yes   X      No
                             -----        -----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1995: $2,808,214,408.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1995.

                   Common Stock Series A     152,700,792
                   Common Stock Series B      60,137,151

                    DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Item 1.  Description of Business
         -----------------------
(a)      General Development of Business
         ------------------------------
         The "Company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The Company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor public utility corporation. Since then, the Company has grown as a result of investment in owned utility operations and numerous acquisitions of additional utility operations. It continues to consider and carry out business expansion through significant acquisitions and joint ventures in traditional public utility and related fields and the rapidly evolving telecommunications and cable television industries.
         The Company directly, or through subsidiaries, provides telecommunications, electric distribution, natural gas transmission and distribution and water and wastewater treatment services to more than 1,400,000 customer connections in areas of eighteen states. Other than the transfer to the Company of the GTE Telephone Properties discussed below, there have not been any material changes in the business of the Company during the past fiscal year. The Company's strong financial resources and consistent operating performance enable it to make the investments and conduct the operations necessary to serve growing areas and to expand through acquisitions.
         On May 19, 1993, the Company and GTE Corporation announced the signing of ten definitive agreements pursuant to which the Company agreed to acquire from GTE Corporation, for $1.1 billion, certain telephone properties serving approximately 500,000 local telephone access lines in nine states ("the GTE Telephone Properties"). On December 31, 1993, 189,123 access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the Company. On June
30, 1994, 270,883 local telephone access lines in New York were transferred to the Company. On November 30, 1994, 37,802 local telephone access lines in Arizona and Montana were transferred to the Company and on December 30, 1994, 5,440 local telephone access lines in California were transferred to the Company. The remaining GTE Telephone Property is located in Oregon and is expected to be transferred to Citizens in 1995.
         On November 29, 1994, the Company and ALLTEL Corporation ("ALLTEL") announced the signing of eight definitive agreements pursuant to which Citizens agreed to acquire from ALLTEL for $292,000,000, certain telephone properties servicing approximately 110,000 local telephone access lines and certain cable television systems servicing approximately 7,000 subscribers.
The properties are located in eight states: Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia ("ALLTEL Telephone Properties"). The closings are expected to occur state by state throughout
1995 and the first half of 1996.

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

(c)      Narrative Description of Business
         ---------------------------------

         TELECOMMUNICATIONS
         ------------------
            The Company provides telecommunications services in Arizona, California, Idaho, Montana, New York, Oregon, Pennsylvania, Tennessee, Utah, Washington and West Virginia to primarily residential customers served by more than 706,000 access lines as of December 31, 1994. The Company will provide telecommunications services to customers served by approximately
126,000 additional access lines in Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia and cable television service to approximately 7,000 subscribers in California upon the transfer to the Company of the remaining GTE and ALLTEL Telephone Properties.
Telecommunications services consist of local exchange service, centrex service, network access service, long distance service, interexchange service, competitive access service, competitive local exchange service, cellular service, cable television service and other related services. The Company's telecommunications services and/or rates are subject to the jurisdiction of the Federal Communications Commission and state regulatory agencies.
         Various state regulatory agencies, state legislatures and the federal government have initiated proceedings to promote the development of competition in telecommunications markets. These proceedings are focussed on removing the regulatory and legal barriers to competitive entry into the interLATA toll, intrastate intraLATA toll and local exchange markets;
developing rules to govern the relationship between competitors; and designing rebalanced rate structures for the incumbent local exchange company ("LEC") which would allow LECs the opportunity to effectively compete in these markets while protecting the public's interest and access to telecommunication services. Simultaneously, many states are investigating or have implemented procedures for LECs to enter into incentive regulatory frameworks ("IRF") as an alternative to traditional rate base, rate of return regulation, and/or classifying services on the basis of the presence of competition and allowing deregulation or flexible pricing regulation for the services deemed competitive.
         The Public Utility Commission of the State of California ("CPUC") issued an order, effective January 1, 1995, authorizing competition for intrastate intraLATA switched toll services, rebalancing local exchange and toll rates, establishing more specific procedures for local exchange carriers to enter into incentive regulatory frameworks ("IRF") and providing a timetable for the elimination of the intrastate toll settlement pools for mid-sized local exchange carriers. In support of CPUC efforts which preceded its order, the Company's California telephone subsidiary (the "Subsidiary") exited the toll settlement pools in 1991 and entered into a transition contract with Pacific Bell. Pursuant to this contract, Pacific Bell agreed to pay the Subsidiary $38,000,000 annually through the end of 1994 to partially offset the decline in revenues which resulted from exiting the toll settlement pools. The Subsidiary expected to conclude a general rate case permitting the implementation of rebalanced, competitive rates effective
January 1, 1995 intended to protect the Subsidiary's overall revenues, other than the $38,000,000 Pacific Bell contract payment, by enabling it to effectively compete in the intrastate intraLATA switched toll services market. Although this general rate case has not been finalized, the CPUC has issued an interim rate order which became effective January 1, 1995 and authorizes rebalanced competitive rates for the Subsidiary. In its general rate case, the Subsidiary requested approval of an IRF which would allow it to earn up to 5% in excess of its authorized rate of return. It is expected that the approved IRF will be effective when the final rate order is issued later in 1995.
         The Company continues to invest in its subsidiary, Electric Lightwave, Inc. ("ELI"), a competitive access provider in Arizona, California, Oregon, Utah and Washington. Through ELI, the Company has been granted authority in Washington to provide competitive local exchange service and has filed applications to provide competitive local exchange service in Utah and Oregon. The Company has completed construction of a fiber-optic route from Las Vegas, Nevada to Phoenix, Arizona which will provide the Company's other telecommunications operations in Arizona centralized equal access to long distance carriers and will provide the Company with the fiber optic capacity to provide transport services to other carriers along this route. The Company has invested approximately $110,300,000 in ELI through the year ended
December 31, 1994.
         The Company's Mohave Cellular subsidiary holds a one-third interest and is general managing partner of a cellular limited partnership operating six cell sites in Arizona.
         On September 22, 1994, a subsidiary of the Company and a subsidiary of Century Communications Corp. ("Century") entered into a joint venture agreement for the purpose of acquiring, for approximately $89 million, and operating two cable television systems in southern California (the
"Systems"). Century is a cable television company of which Leonard Tow, the Chairman and Chief Executive Officer of the Company, is Chairman, Chief Executive Officer, Chief Financial Officer and a director. In addition,
Claire Tow, a director of the Company is Senior Vice President and a director of Century and Robert Siff, a director of the Company is a director of Century. The joint venture is governed by a management board on which the Company and Century are equally represented. The joint venture has entered into an agreement pursuant to which a subsidiary of Century (the "Manager") will manage the day-to-day operations of the Systems. The Manager will not receive a management fee but will be reimbursed only for the actual costs it incurs on behalf of the joint venture. With respect to the purchase of any service or asset for the joint venture for use in the Systems, the Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of vendors and is entitled to retain any discount in excess of 5%. On September 30, 1994, the joint venture acquired one of the systems serving approximately 26,500 subscribers. The purchase of the second system, serving approximately 19,200 subscribers, remains subject to regulatory approval for the transfer of licenses.
         Through a subsidiary, the Company intends to provide new telecommunications toll services. State regulatory agencies have granted authority for the Company to provide intrastate intraLATA and interLATA toll services in New York and West Virginia and intrastate interLATA toll services in California. The Company also intends to provide intrastate intraLATA and interLATA toll services in Idaho, Tennessee and Utah where such authority is not required. Upon receipt of required authority, the Company intends to provide authorized intrastate toll services in Arizona, Montana, Nevada, Oregon and Washington. The Company has authority and intends to provide interstate toll services initially in its local telephone service areas.
         In January 1995, the Company entered into a definitive agreement to acquire Flex Communications by merger in a stock-for-stock transaction. Flex is a switch-based, inter-exchange carrier providing long-distance, 800
Inbound long-distance, voice mail, paging, private data networks and cellular services to approximately 3,500 customers in upstate New York. The transaction is expected to close in 1995.
         The GTE Telephone Properties acquired and to be acquired and the ALLTEL Telephone Properties to be acquired increase the Company's number of local exchange access lines serving customers to approximately 832,000. To better manage its telecommunications properties, the Company is consolidating its telecommunications operations support services and establishing a centralized telecommunications infrastructure to manage these services. In this regard, the Company has entered into an agreement with ALLTEL's information services subsidiary, ALLTEL Information Services, Inc. ("AISI"), pursuant to which
AISI will provide certain operational support systems in a service bureau environment for all of the Company's local telephone exchange operations;
such support systems include customer billing and customer service and engineering information data bases. AISI will also provide network management, data center operations and ongoing software modernization for existing systems to meet new business requirements. This agreement is expected to enhance significantly the Company's management and operation of all of its local telephone exchange operations. Although such agreement contemplates a multi-year arrangement, the Company has the unilateral right to terminate such agreement if the parties do not execute a separate agreement which involves the development of certain new operating support systems.

NATURAL GAS
- -----------
         Operating divisions of the Company provide natural gas transmission and distribution services to primarily residential customers in Arizona, Colorado and Louisiana. The total number of natural gas customers served as of December 31, 1994 was approximately 356,000. The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases all needed natural gas, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The natural gas industry is subject to seasonal demand, with the peak demand occurring during the heating season of November 1 through March 31. The Company's natural gas sector experiences third party competition from fuel oil, propane, and other natural gas suppliers for most of its large consumption customers (of which there are few) and from electricity for all of its customer base. The competitive position of natural gas at any given time depends primarily on the relative prices of natural gas and these other energy sources. Various federal and state tax incentive programs call for replacing other fuels with compressed natural gas. However, these regulations may, in certain circumstances, also promote the use of other fuels to replace natural gas.
         The Company continues to expand its northern Arizona natural gas transmission and distribution service area. The service area has grown from 63,000 customers prior to expansion to 77,000 customers as of December 31, 1994.

ELECTRIC
- --------
         Operating divisions of the Company provide electric distribution services to primarily residential customers in Arizona, Hawaii and Vermont. Total number of electric customers served as of December 31, 1994 was approximately 105,000. The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases over 80% of needed electric energy, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. As a whole, the Company's electric sector does not experience material seasonal fluctuations. In response to regulatory initiatives, the Company's electric sector is proceeding with demand-side management programs and integrated resource planning techniques designed to promote the most efficient use of electricity and to reduce the environmental impacts associated with new generation facilities.
         The Company's Kauai Electric Division ("KED") has restored all transmission and distribution lines, poles and equipment that were damaged as a result of Hurricane Iniki in September 1992. The Hawaii Public Utilities Commission ("HPUC") approved a stipulation on December 9, 1992 which addresses the regulatory treatment of certain costs associated with the restoration of KED facilities. As part of this stipulation, KED agreed to defer its next general rate increase application until 1994 with rates becoming effective no earlier than January 1, 1995 (the "deferred rate case"). Under the terms of this stipulation, KED is authorized to earn an allowance for funds used during construction ("AFUDC") on the restoration costs. The allowed restoration costs, plus associated AFUDC earnings, will be included in rate base and recovered in the deferred rate case. Restoration costs plus associated AFUDC earnings not ultimately allowed in rate base should be recovered by the Company in the deferred rate case over an amortization period to be determined in that case. Depreciation expense on the restoration plant is being deferred and will be amortized over the remaining useful life of the restored plant when rates are approved in the deferred rate case. Lost gross margin (unrecovered costs of service and the allowed return on investment based on the rate award received by the KED in November, 1992) and interest, compounded monthly, on the lost gross margin is authorized to be accrued and is subject to recovery in the deferred rate case. KED made final modifications to its filed deferred rate case in July 1994 using a future test year of 1995. The deferred rate case requested an increase in rates of $23,600,000, with the rate increase to be phased-in over three steps ending in April of 1996. A final order from the HPUC regarding the deferred rate case is currently expected later in 1995.
         Prior to 1992, the United States Environmental Protection Agency ("EPA") named the Company a potentially responsible party ("PRP") with respect to three sites which have been designated for federally supervised clean-up under the Comprehensive Environmental Response, Compensation and Liability Act. These three sites are Missouri Electric Works in Cape Girardeau, Missouri; Northwest Transformer in Everson, Washington; and Rose Chemicals in Holden, Missouri. The EPA has determined that the Company's electric sector's participation in each site is less than 0.5%. The number of named PRP's ranges from 40 to 700 at each site. Significant parties have accepted responsibility and are currently funding the clean-up activity as required. The Company's remaining financial liability is estimated to be approximately $140,000.

WATER/WASTEWATER
- ----------------
         The Company provided water and/or wastewater treatment services to approximately 270,000 primarily residential customer connections in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania as of December 31, 1994. The provision of these services and/or rates charged are subject to the jurisdiction of federal, state and local regulatory agencies. A significant portion of the Company's water/wastewater treatment sector construction expenditures necessary to serve new customers are made under agreements with land developers who generally advance funds for construction and/or plant to the Company that are later refunded by the Company in part as developers add new customers and revenues are added in their developments.
         The Company's water/wastewater treatment public utility properties can become subjected to condemnation proceedings initiated by municipalities or utility districts seeking to acquire and take control of the operation of such property. During 1992, one operation in Illinois became subject to such proceeding. This condemnation is being contested by the Company.
         On August 31, 1994, RHC, Inc. ("Metro Utility Co."), an operator of water and wastewater utilities serving portions of the suburban Chicago area, was merged into the Company. The acquired operations serve approximately 10,000 customers, increasing the number of the Company's water/wastewater treatment customers in Illinois to over 65,000. The Company issued 504,807 shares of Common Stock Series B in exchange for all of the common stock of Metro Utility Co. The transaction was accounted for as a pooling of interests.
         In September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company has negotiated a proposed settlement of this action. Such settlement is now undergoing the approval process within the EPA; once it is approved, it will be submitted to the District Court for final approval. Under the settlement, the Company will pay a fine of $490,000 and it will also make certain plant improvements with an estimated cost of $2,200,000. These improvements are presently under design. Construction is expected to begin in 1995 and be completed before the end of 1996. The improvements are required in order to comply with new discharge limits reached under the settlement. As a regulated entity, the Company is entitled to earn a fair rate of return on these improvements that are placed in service for the benefit of its customers. The Company believes that the cost of these improvements will be recovered through customer rates.

General
- -------
         The Company's public utility operations are conducted primarily in small-and medium-size towns and communities. No material part of the Company's business is dependent upon a single customer or upon a small group of customers. The loss of one or more of such customers would not have a material adverse effect on operating income. As a result of its diversification, the Company is not dependent upon any single geographic area or upon any one type of utility service for its revenues. Due to this diversity, no single regulatory body regulates a utility service of the Company accounting for more than 13% of its 1994 revenues.
         The Company is subject to regulation by the respective state regulatory agencies and federal regulatory agencies. The Company is not subject to the Public Utility Holding Company Act. Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the federal government. The Company holds franchises from local governmental bodies, which vary in duration. The Company also holds certificates of convenience and necessity granted by various state commissions which are generally of indefinite duration. The Company has no special working capital practices. The Company's research and development activities are not material. There are no patents, trademarks, licenses or concessions held by the Company that are material.
         The Company had 4,294 employees at December 31, 1994.

(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales
         ----------------------------------------------------------------
         The Company does not have any foreign operations or material export sales.

Item 2.    Description of Property
            -----------------------
   The administrative offices of the Company are located at High
Ridge Park, Stamford, Connecticut, 06905 and are leased. The Company owns property including: telecommunications outside plant, central office, microwave radio and fiber-optic facilities; electric generation, transmission and distribution facilities; gas transmission and distribution facilities; water production, treatment, storage, transmission and distribution facilities; and wastewater treatment, transmission, collection and discharge facilities; all of which are necessary to provide services at the locations listed below.

State                                     Service(s) Provided
- -----                             -----------------------------------------

Arizona                           Electric, Natural Gas, Telecommunications,*
                                  Water, Wastewater treatment

California                        Telecommunications, Water

Colorado                          Natural Gas

Hawaii                            Electric

Idaho                             Telecommunications

Illinois                          Water, Wastewater treatment

Indiana                           Water

Louisiana                         Natural Gas

Ohio                              Water, Wastewater

Oregon                            Telecommunications

Montana                           Telecommunications

New York                          Telecommunications

Pennsylvania                      Telecommunications, Water

Tennessee                         Telecommunications

Utah                              Telecommunications

Vermont                           Electric

Washington                        Telecommunications

West Virginia                     Telecommunications

* Certain properties are subject to a mortgage deed pursuant to Rural Electrification Administration and Rural Telephone Bank borrowings.

Item 3.    Legal Proceedings
           -----------------
    In September 1992, the United States Environmental Protection
Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company has negotiated a proposed settlement of this action. Such settlement is now undergoing the approval process within the Environmental Protection Agency; once it is approved, it will be submitted to the District Court for final approval. Under the settlement, the Company will pay a fine of $490,000 and it will also make certain plant improvements with an estimated cost of $2,200,000. These improvements are presently under design. Construction is expected to begin in 1995 and be completed before the end of 1996. The improvements are required in order to comply with new discharge limits reached under the settlement. As a regulated entity, the Company is entitled to earn a fair rate of return on these improvements that are placed in service for the benefit of its customers. The Company believes that the cost of these improvements will be recovered through customer rates.
    On February 19, 1993, the Company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. The plaintiff alleged that the Company, through its Sun City Water Company and Sun City
Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978 and claimed damages of $65,000,000 before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986 and the ACC rejected those allegations. On February
1, 1994, the Company's motion to dismiss this action was granted and the complaint was dismissed by an opinion and order of the District Court. On February 9, 1994, plaintiff filed a notice of appeal seeking review of the court's ruling by the United States Court of Appeals for the Second Circuit. The Second Circuit denied the appeal on January 23, 1995 and the Plaintiff filed a Writ of Certiorari to the United States Supreme Court on February 14, 1995.
    In June 1993, several stockholders commenced purported derivative actions in the Delaware Court of Chancery against the Company's Board of Directors. These actions have since been consolidated (the "Consolidated Action"). These stockholders allege that the compensation approved by the Board of Directors for the Company's Chairman is excessive and seek, among other things, an accounting for alleged corporate waste and a declaration that the Chairman's employment agreement and existing stock options are invalid. These stockholders further allege that certain corporate transactions involving the Company and Century Communications Corp.
("Century") benefitted Century to the detriment of the Company. In February 1994, a memorandum of understanding was executed among counsel for the stockholders in the Consolidated Action and counsel for the Company's Board of Directors. The memorandum of understanding contemplates that the parties will attempt to agree upon and execute a stipulation of settlement resolving all of the claims in the Consolidated Action. Consummation of the proposed settlement will be subject to: (a) the completion by plaintiffs of appropriate confirmatory discovery in the Consolidated Action; (b) the drafting and execution of a stipulation of settlement; (c) notice to all stockholders of the Company of the terms of the proposed settlement; and (d) final approval of the stipulation of settlement by the Delaware Court of Chancery and dismissal of the Consolidated Action with prejudice. It is contemplated that the stipulation of settlement will provide for certain modifications to the Chairman's compensation arrangements and for the complete release and settlement of all claims of the plaintiffs and all derivative claims of the Company against the Company's Board of Directors arising out of the allegations in the Consolidated Action. The plaintiffs in the Consolidated Action have completed their confirmatory discovery, and the terms of the stipulation of settlement are being negotiated. Plaintiffs' counsel will seek an award of attorneys' fees and expenses in connection with the settlement. No understanding has been reached with respect to the amount of fees and expenses to be sought, but the Company expects to recover the fees and expenses, if any, to be awarded by the Delaware Court of Chancery to plaintiffs' counsel under the Company's Directors' and Officers' liability insurance policy.
    Another action ("Thorpe") was filed in June 1993 in the Delaware
Court of Chancery. Like the plaintiffs in the Consolidated Action, plaintiffs in Thorpe allege derivative claims challenging the Chairman's compensation as excessive and the validity of certain stock options granted to the Chairman and other members of the Company's Board of Directors. The plaintiffs in Thorpe also assert derivative claims challenging the fairness of the 1991 merger between the cellular subsidiaries of the Company and Century. In addition, these plaintiffs have alleged that the Chairman and Century paid a premium to purchase control of the Company from the former Chairman, Richard
L. Rosenthal, and others. The plaintiffs in Thorpe have also asserted individual and purported class claims challenging the disclosures made by the defendants relating to the above matters and the allegedly improper accounting treatment with respect to the Company's investment in Centennial Cellular
Corp. These plaintiffs seek, among other things, an accounting for alleged corporate waste, a declaration that the Chairman's employment agreement and existing stock options are invalid and unspecified monetary damages from the director defendants. In November 1993, another purported derivative action ("Biggs") was filed in the Delaware Court of Chancery against the Company's Board of Directors and Century. The plaintiffs in Biggs challenge the Chairman's compensation, the grant of stock options to the Chairman and other members of the Company's Board of Directors and the 1991 cellular subsidiary merger and the service agreement between Century and Centennial.
The Company's Board of Directors has moved to dismiss the complaints in these derivative actions for failure to state a claim and for failure to comply with the demand requirements applicable to a derivative suit. The motions are currently pending. In May 1994, the Delaware Court of Chancery stayed proceedings in the Thorpe and Biggs actions pending presentation of the proposed stipulation of settlement of the Consolidated Action for approval by the Court.
    In June 1993, a stockholder of the Company ("Berlin") commenced a purported class action in the United States District Court for the District of Delaware against the Company and the Company's Board of Directors. The stockholder's complaint, amended in July 1993, alleged that the proxy statements disseminated by the Company from 1990 to 1993 failed to disclose material information regarding, among other things, the Chairman's compensation and certain purported related-party transactions and thereby violated federal and state disclosure requirements. The relief sought included a declaration that the results of the 1993 Annual Meeting of the stockholders are null and void, a declaration that the Chairman's Employment Agreement is invalid and unspecified damages. In September 1994, the District Court granted in part and denied in part defendants' motion to dismiss the amended complaint and denied defendants' motion for summary judgment. In October 1994, defendants moved for summary judgment dismissing the remainder of the claim. This motion is currently pending. In November 1994, plaintiff moved to supplement her amended complaint to add a claim seeking to invalidate the results of the 1994 Annual Meeting of Citizens stockholders on the grounds that the Company's 1994 proxy statement allegedly failed to disclose the amount of the management fee then proposed to be paid to Century in connection with a proposed cable television joint venture. The proposed supplemental complaint also seeks unspecified monetary damages. This motion is currently pending.
    In October 1994, the Company and eight other companies were served with a Summons and Complaint by the Town of Walkill, New York ("the Town") in the United States District Court for the Southern District of New York. The Town seeks to recover an unspecified amount representing response costs resulting from the release or threatened release of hazardous substances at the Town's Landfill, and damages and restitution under common law theories for other costs associated with environmental conditions at the Town's Landfill. The
Town also seeks a declaratory judgement under CERCLA that the Defendants are strictly, jointly and severally liable for future necessary response costs.
The Company notified GTE Corporation of this action since any potential liability for this matter has been retained by GTE Corporation pursuant to the Asset Purchase Agreement dated May 18, 1993. GTE Corporation has assumed the Company's defense in this action.
    The Company believes the risk of material loss from the above actions is remote.

Item 4.     Submission of Matters to Vote of Security Holders
            -------------------------------------------------
                   None in fourth quarter 1994.
Executive Officers
- ------------------
   Information as to Executive Officers of the Company as of January 31, 1995, follows:

Name                                Age        Current Position and Office
- ----------                          ---        ---------------------------

Leonard Tow                         66         Chairman of the Board, Chief
                                               Executive Officer and Chief
                                               Financial Officer
Daryl A. Ferguson                   56         President and Chief Operating
                                               Officer
Robert J. DeSantis                  39         Vice President, Treasurer and
                                               Assistant Secretary
James P. Avery                      38         Vice President, Energy

Richard A. Faust,Jr.                48         Vice President, Mohave County and
                                               Assistant Secretary
J. Michael Love                     43         Vice President, Corporate
                                               Planning
Robert L. O'Brien                   52         Vice President, Regulatory
                                               Affairs
Donald K. Roberton                  53         Vice President,
                                               Telecommunications
Livingston E. Ross                  46         Vice President and Controller
Ronald E. Walsh                     55         Vice President, Water/Wastewater
                                               and Assistant Secretary

    There is no family relationship between any of the officers of the Registrant. The term of office of each of the foregoing officers of the Registrant will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

    LEONARD TOW has been associated with the Registrant since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. In October 1991, he was appointed to the additional position of Chief Financial Officer of the Registrant. He has also been a Director, Chief Executive Officer and Chief Financial Officer of Century Communications Corp. since its incorporation in 1973, and Chairman of its Board of Directors since October 1989.

    DARYL A. FERGUSON has been associated with the Registrant since July 1989. He was Vice President, Administration from July 1989 through March 1990 and Senior Vice President, Operations and Engineering from March 1990 through June 1990. He has been President and Chief Operating Officer since June 1990. During the period April 1987 through July 1989, he was President and Chief Executive Officer of Microtecture Corporation. He is currently a Director of Centennial Cellular Corp.

    ROBERT J. DeSANTIS has been associated with the Registrant since
January 1986. He was Assistant to the Treasurer through May 1986 and Assistant Treasurer from June 1986 through September 1991. He has been Vice President and Treasurer since October 1991 and Assistant Secretary since May 1993.

    JAMES P. AVERY has been associated with the Registrant since August 1981. He was Project Manager, Electric through June 1988, Assistant Vice President, Electric Operations from June 1988 through December 1990 and Vice President, Electric from December 1990 through May 1994. He has been Vice President, Energy since June 1994.

    RICHARD A. FAUST, JR. has been associated with the Registrant since December 1990. He was associated with Louisiana General Services, Inc. from 1972 until that Company was merged with the Registrant in December 1990. He served as Vice President, General Counsel and Secretary of Louisiana General Services, Inc. from March 1984 through May 1993. He was elected Assistant Secretary for the Registrant in June 1991 and Vice President, Mohave County, (Arizona) in June 1993.

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

    ROBERT L. O'BRIEN has been associated with the Registrant since March 1975. He has been Vice President, Regulatory Affairs since June 1981.

    DONALD K. ROBERTON has been associated with the Registrant since
January 1991 and has been Vice President, Telecommunications since that date. Prior to joining the Registrant, he was Vice President, Western Operations at Henkels & McCoy from December 1989 through December 1990. From January 1984 through November 1989, he was Vice President with Centel
Communications Systems.

    LIVINGSTON E. ROSS has been associated with the Registrant since August 1977. He was Manager of Reporting from September 1984 through March 1988, Manager of General Accounting from April 1988 through September 1990 and Assistant Controller from October 1990 through November 1991. He has been Vice President and Controller since December 1991.

    RONALD E. WALSH has been associated with the Registrant since January 1986. He was Attorney and Assistant Secretary from November 1987 through August 1992. He has been Vice President, Water/Wastewater since August 1992.

                               PART II
                                -------

Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters
            ----------------------------------------------------------------

                       PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded on the New York Stock Exchange under the symbols CZNA and CZNB for Series A and Series B, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in the "Wall Street Journal" during the periods indicated. Prices have been adjusted retroactively for intervening stock dividends, and the August 31, 1993 2-for-1 stock split, rounded to the nearest 1/8th. (See Note 7 of Notes to Consolidated Financial Statements.)

                1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
                -----------     ------------     ------------    -----------
                High  Low       High   Low       High    Low     High     Low
                ------------    ------------     ------------    ------------
1994:
- -----
Series A      17 1/8  14        15 7/8  13 1/4   14 1/2  13 1/4   13 3/4  12 1/2
Series B      17 1/4  13 7/8    15 7/8  13 1/4   14 1/2  13 1/4   13 3/4  12 5/8

1993:
- -----
Series A      16 3/4  12 3/4    17 1/2  15 1/8   17 1/4  12 5/8   18 7/8  15 3/8
Series B      16 3/4  12 7/8    17 1/2  15       17 1/4  12 5/8   18 3/4  15 3/8

   The December 30, 1994 prices were: Series A $12.875 high, $12.50 low; Series B $12.875 high, $12.625 low.
   As of January 31, 1995, the approximate number of record security holders of the Company's Common Stock Series A and Series B was 43,989. This information was obtained from the Company's transfer agent.

                                    DIVIDENDS

    Quarterly stock dividends declared and issued on both Common Stock
Series A and Series B were 1.1% for the first quarter of 1994, 1.15% for the second quarter of 1994, 1.3% for the third quarter of 1994 and 1.4% for the fourth quarter of 1994. Quarterly stock dividends declared and issued on both Common Stock Series A and Series B were 1.2% for the first quarter of 1993, 1.0% for the second quarter of 1993 and 1.1% for the third quarter of 1993 and 1.0% for the fourth quarter of 1993. An annual cash dividend equivalent rate of .733 and .691 per share (adjusted for all stock splits and stock dividends paid subsequent to all dividends declared through December 31, 1994 and rounded to the nearest 1/8th) was considered by the Company's Board of Directors in establishing the Series A and Series B stock dividends during 1994 and 1993, respectively. (See Note 7 of Notes to Consolidated Financial Statements.)

Item 6.    Selected Financial Data (In thousands, except for per-share amounts)
            --------------------------------------------------------------------

                                         Year Ended December 31,
                           ----------------------------------------------------
                           1994     1993      1992       1991        1990
                           ----     ----      ----       ----        ----

Operating revenues       $916,014   $619,392  $580,464   $545,025    $528,251
Income from continuing
   operations            $143,997   $125,630  $115,013   $112,354    $105,624
Earnings per-share of
   Common Stock Series A
   and Series B(1)           $.77       $.67      $.63       $.62        $.57
Stock dividends
   declared on Common
   Stock Series A and
   Series B(2)              5.04%       4.37%     5.61%      7.93%       6.54%

Total assets          $3,576,566  $2,627,118  $1,887,981  $1,721,452  $1,491,199
Long-term debt        $  994,189  $  547,673  $  522,699  $  484,021  $  412,348


(1) Adjusted for subsequent stock dividends and splits; no adjustment has been made for the Company's 1.5% first quarter 1995 stock dividend because the effect is immaterial.
(2) Annual rate of quarterly stock dividends compounded. Cash dividends of $.32 per share were paid by Louisiana General Services, Inc. in 1990 prior to its merger into the Company on December 4, 1990.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
            ---------------------------------------------------------------
(a)      Liquidity and Capital Resources
         -------------------------------
         In 1994, the Company's primary sources of funds were from operations and borrowings. Funds requisitioned from the 1994, 1993, 1992 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for the construction of utility plant. Commercial paper notes payable in the amount of $703,000,000 were outstanding as of December 31, 1994, of which $515,200,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the acquisition of the GTE Telephone Properties; this debt is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the issuance of equity securities.
         On April 26, 1994, the Company issued $175,000,000 of debentures at par with an interest rate of 7.6% and a maturity date of June 1, 2006. On October 6, 1994, the Company issued $100,000,000 of debentures at par with an interest rate of 7.68% and a maturity date of October 1, 2034. The proceeds from the sale of the debentures were used to permanently fund the acquisition of the GTE Telephone Properties. On June 16, 1994 and on September 9, 1994, Citizens Utilities Rural Telephone Company, Inc., a subsidiary of the
Company, under its Rural Telephone Bank loan contract, was advanced
$2,394,000 and $3,848,000, respectively. These funds bear interest at a rate of 5.3% and have an ultimate maturity date of December 31, 2027. On September 28, 1994, the Company arranged for the composite issuance of $14,640,000 of 1994 Series Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds with an interest rate of 6.6% and mature on May 1, 2029.
         On August 16, 1994, the Company filed a shelf-registration statement with the Securities and Exchange Commission to register up to 1,600,000 shares of common stock Series B to fund acquisitions, from which 504,807 shares were issued on August 31, 1994 to fund the acquisition of Metro
Utility Co. and 622,500 restricted shares, previously issued for the 1993 acquisitions of Natural Gas Company of Louisiana and Franklin Electric Light Company, Incorporated, were registered. On January 30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 3/8 per share and realized $244,200,000 in net proceeds. These proceeds were used to repay short-term debt.
         The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced a decrease in its working capital at December 31, 1994. The decrease is primarily due to the issuance of short-term debt to temporarily and partially fund the acquisition of the GTE Telephone Properties.
         Capital expenditures for the years 1994, 1993 and 1992 were $311,420,000, $182,480,000 and $148,027,000, respectively, and for 1995 are expected to be approximately $262,000,000. These expenditures were, and in 1995 will be, for utility and related facilities and properties, including the GTE Telephone Properties acquired.
         The Company anticipates that the funds necessary for its 1995 capital expenditures will be provided from operations; from 1991, 1993 and 1994
Series Industrial Development Revenue Bond construction fund trust account requisitions; from Rural Telephone Bank loan contract advances; from commercial paper notes payable; from parties desiring utility service; from debt, equity and other financings at appropriate times; and, if deemed advantageous, from short-term borrowings under bank credit facilities. The Company has committed lines of credit with banks under which it may borrow up to $1,200,000,000.
         During 1994, the Company was authorized net increases in annual revenues for properties in Arizona, California, Pennsylvania and Vermont totaling $7,206,000. The Company has requests for increases pending before regulatory commissions in Arizona, California, Hawaii and Ohio.

Regulatory Matters
- ------------------
         In September 1992, the United States Environmental Protection Agency ("EPA") filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company has negotiated a proposed settlement of this action. Such settlement is now undergoing the approval process within the EPA; once it is approved, it will be submitted to the District Court for final approval. Under the settlement, the Company will pay a fine of $490,000 and it will also make certain plant improvements with an estimated cost of $2,200,000. These improvements are presently under design. Construction is expected to begin in 1995 and be completed before the end of 1996. The improvements are required in order to comply with new discharge limits reached under the settlement. As a regulated entity, the Company is entitled to earn a fair rate of return on these improvements that are placed in service for the benefit of its customers. The Company believes that the cost of these improvements will be recovered through customer rates.
         On February 19, 1993, the Company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. The plaintiff alleged that the Company, through its Sun City Water Company and Sun City
Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978 and claimed damages of $65,000,000 before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986 and the ACC rejected those allegations. On February
1, 1994, the Company's motion to dismiss this action was granted and the complaint was dismissed by an opinion and order of the District Court. On February 9, 1994, plaintiff filed a notice of appeal and is seeking review of the court's ruling by the United States Court of Appeals for the Second Circuit. The Second Circuit denied the appeal on January 23, 1995 and the Plaintiff filed a Writ of Certiorari to the United States Supreme Court on February 14, 1995.
         Prior to 1992, the EPA named the Company a potentially responsible party ("PRP") with respect to three sites which have been designated for federally supervised clean-up under the Comprehensive Environmental Response, Compensation and Liability Act. These three sites are Missouri Electric Works in Cape Girardeau, Missouri; Northwest Transformer in Everson, Washington; and Rose Chemicals in Holden, Missouri. The EPA has determined that the Company's electric sector's participation in each site is less than 0.5%. The number of named PRP's ranges from 40 to 700 at each site. Significant parties have accepted responsibility and are currently funding the clean-up activity as required. The Company's remaining financial liability is estimated to be approximately $140,000.
         Various state regulatory agencies, state legislatures and the federal government have initiated proceedings intending to promote the development of competition in telecommunications markets. These proceedings are focused on removing the regulatory and legal barriers to competitive entry into the interLATA toll, intrastate intraLATA toll and local exchange markets;
developing rules to govern the relationship between competitors; and designing rebalanced rate structures for the incumbent local exchange company ("LEC") which would allow LECs the opportunity to compete effectively in these markets while protecting the public's interest and access to telecommunication services. Simultaneously, many states are investigating or have implemented procedures for LECs to enter into incentive regulatory frameworks ("IRF") as an alternative to traditional rate base, rate of return regulation, and/or classifying services on the basis of the presence of competition and allowing deregulation or flexible pricing regulation for the services deemed competitive.
         The Public Utility Commission of the State of California ("CPUC") issued an order, effective January 1, 1995, authorizing competition for intrastate intraLATA switched toll services, rebalancing local exchange and toll rates, establishing more specific procedures for local exchange carriers to enter into incentive regulatory frameworks ("IRF") and providing a timetable for the elimination of the intrastate toll settlement pools for mid-sized local exchange carriers. In support of CPUC efforts which preceded its order, the Company's California telephone subsidiary (the "Subsidiary") exited the toll settlement pools in 1991 and entered into a transition contract with Pacific Bell. Pursuant to this contract, Pacific Bell agreed to pay the Subsidiary $38,000,000 annually through the end of 1994 to partially offset the decline in revenues which resulted from exiting the toll settlement pools. The Subsidiary expected to conclude a general rate case permitting the implementation of rebalanced, competitive rates effective
January 1, 1995 intended to protect the Subsidiary's overall revenues, other than the $38,000,000 Pacific Bell contract payment, by enabling it to compete effectively in the intrastate intraLATA switched toll services market. Although this general rate case has not been finalized, the CPUC has issued an interim rate order which became effective January 1, 1995 and authorizes rebalanced competitive rates for the Subsidiary. In its general rate case, the Subsidiary requested approval of an IRF which would allow it to earn up to 5% in excess of its authorized rate of return. It is expected that the approved IRF will be effective when the final rate order is issued later in 1995.
         The Company continues to invest in its subsidiary, Electric Lightwave, Inc. ("ELI"), a competitive access provider in Arizona, California, Oregon, Utah and Washington. Through ELI, the Company has been granted authority in Washington to provide competitive local exchange service and has filed applications to provide competitive local exchange service in Utah and Oregon. The Company has completed construction of a fiber-optic route from Las Vegas, Nevada to Phoenix, Arizona which will provide the Company's other telecommunications operations in Arizona centralized equal access to long distance carriers and will provide the Company with the fiber optic capacity to provide transport services to other carriers along this route. The Company has invested approximately $110,300,000 in ELI through the year ended
December 31, 1994.
         The Company's Mohave Cellular subsidiary holds a one-third interest and is general managing partner of a cellular limited partnership operating six cell sites in Arizona.
         Through a subsidiary, the Company intends to provide new telecommunications toll services. State regulatory agencies have granted authority for the Company to provide intrastate intraLATA and interLATA toll services in New York and West Virginia and intrastate interLATA toll services in California. The Company also intends to provide intrastate intraLATA and interLATA toll services in Idaho, Tennessee and Utah where such authority is not required. Upon receipt of required authority, the Company intends to provide authorized intrastate toll services in Arizona, Montana, Nevada, Oregon and Washington. The Company has authority and intends to provide interstate toll services initially in its local telephone service areas.

New Accounting Pronouncements
- -----------------------------
         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits" and SFAS 115, "Accounting for Certain Investments in Debt and
Equity Securities". The Company applied the provisions of these accounting standards prospectively. Adoption of SFAS 112 did not have a material effect on the Consolidated Financial Statements.
         SFAS 115 requires fair value reporting for certain investments in debt and equity securities with the unrealized gain or loss, net of tax effect, recorded as a separate element of Shareholders' Equity. See Note 5 of Notes to the Consolidated Financial Statements.
         In October 1994, the Financial Accounting Standards Board issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", effective for fiscal years ending after December 15, 1994. The Company has only limited involvement with gas futures contracts and does not use these instruments for investment or trading purposes. Gas futures contracts are used on a very limited and select basis to manage well-defined commodity price risks associated with Company commitments to deliver natural gas to customers at fixed prices. The Company's exposure under such contracts at December 31, 1994 was immaterial.

(b)      Results of Operations
         ---------------------
         Telecommunications generated revenues of $461,094,000 in 1994 compared with $177,500,000 in 1993 and $186,200,000 in 1992. The 1994 results reflect revenues derived from operating the GTE Telephone Properties acquired on December 31, 1993, June 30, 1994 and November 30, 1994. Operating the GTE Telephone Properties during 1994 generated revenues of $261,700,000. Telecommunications revenues decreased 5% in 1993, primarily due to regulatory changes in the state of California. The decrease was partially offset by $2,626,000 of increased local revenues as a result of customer growth and $2,548,000 of increased toll revenues as a result of increased toll volume.
         Natural gas revenues decreased $3,000,000 in 1994 due to a decrease in transportation revenues. This decrease was partially offset by increased industrial gas revenues and increased residential and commercial revenues from the Company's Northern Arizona Gas operations. Natural gas revenues in 1993 increased 12% over 1992 primarily due to $7,100,000 of revenues from Natural Gas Company of Louisiana ("NGL"), which was acquired by the Company in 1993; $3,600,000 from increased revenue per MCF of gas sold to industrial customers; $5,200,000 from increased average revenue per MCF of gas sold to residential and commercial customers; and $9,300,000 from pass-ons to residential and commercial customers of increases in the wholesale costs of commodities purchased. Pass-ons are required under tariff provisions and do not affect net income.
         The Company's electric sector revenues increased 6% over 1993, and 1993 revenues increased 13% over 1992 primarily due to increased consumption of $11,900,000 in 1994 and $4,700,000 in 1993; these increases were primarily as a result of customer growth.
         Revenues earned by the Company's water/wastewater treatment sector increased 11% or $7,000,000 in 1994. This increase is primarily due to favorable rate increases which contributed $4,800,000 in water revenues and revenues of $2,800,000 generated by Metro Utility Co. acquired by merger in August 1994. Water/Wastewater treatment sector revenues increased 10% in 1993 primarily due to $2,800,000 of rate increases, $2,000,000 from increased customer usage and $1,300,000 of revenues received from a water property acquisition in December 1992.
         Electric energy and fuel oil purchased costs increased 4% in 1994 and 9% in 1993. Electric energy purchased costs for 1994 totaled $72,400,000, a 6% increase over the 1993 amount of $68,200,000, which was a 6% increase over the 1992 cost of $64,100,000. The increased cost of electricity purchased in 1994 and 1993 was primarily due to increased customer demand; the increase in 1993 was also partially due to increased supplier prices. Fuel oil purchased in 1994 of $14,200,000 decreased from the 1993 amount of $14,900,000 primarily due to a decrease in supplier prices. Fuel oil purchased costs in 1993 increased 22% from the 1992 amount of $12,200,000, primarily due to higher supplier prices and increased volume to satisfy increased customer consumption. Natural gas purchased costs decreased
$1,300,000 in 1994, primarily due to a decrease in supplier prices. Natural gas purchased costs increased 15% in 1993, primarily due to higher supplier prices. Under tariff provisions, increases and decreases in the Company's wholesale costs of electric energy, fuel oil and natural gas purchased are passed on to customers.
         Operating and maintenance expenses increased by 86% or $143,300,000 in 1994, primarily due to the acquisition of the GTE Telephone Properties.
         Depreciation expense of $115,200,000 more than doubled the 1993 amount of $54,700,000. The increase is attributable to increases in depreciable plant as a result of the acquisitions of the GTE Telephone Properties.
         Taxes other than income increased $23,700,000 or 67% over the 1993 period due to increased taxes on the newly acquired GTE Telephone Properties.
         Interest expense for the year ended December 31, 1994 increased $35,300,000 over the 1993 period as a result of the issuance of debt securities, the proceeds of which were used to partially finance the acquisition of the GTE Telephone Properties and an increase in industrial development revenue bond borrowings. Interest expense decreased 4% in 1993, primarily due to the refinancing of higher-coupon First Mortgage Bonds with lower cost debentures and increased allowance for funds used during construction related to borrowings, which is a reduction to interest expense.
         Investment income decreased to $40,500,000 from $42,100,000 in 1993, representing a 4% decline. This decrease is due to the liquidation of investments to fund the GTE acquisition, partially offset by an increase in income from the Company's Centennial investment. Investment income increased
5% in 1993, primarily due to the realization of gains on sales of securities and an increase in income from the Company's Centennial investment, partially offset by lower investment balances and market yields.
         Income taxes increased 23% in 1994 and 19% in 1993, primarily due to increased taxable income.
         Cost increases, including those due to inflation, are expected to be offset in due course by increases in revenues obtained under established regulatory procedures.



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

The following documents are filed as part of this Report:

         1.     Financial Statements:
                See Index on page F-1.

         2.     Supplementary Data:
                Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.     Disagreements with Auditors on Accounting and Financial Disclosure
            ------------------------------------------------------------------

            None



                                      PART III
                                      --------

         The Company intends to file with the Commission a definitive proxy statement for the 1995 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1994. The information called for by this Part III is incorporated by reference to that proxy statement.

                                      PART IV
                                      ---------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
              ---------------------------------------------------------------

(a)      The exhibits listed below are filed as part of this Report:

Exhibit
  No.                 Description
- --------           -----------------

3.1           Certificate of Incorporation
3.2           By-laws
3.2.1         Amendment dated April 14, 1992, to the By-laws
3.200.1 Restated Certificate of Incorporation of Citizens Utilities Company, with all amendments to March 9, 1994
3.200.2 By-laws of the Company, as amended to-date of Citizens Utilities Company, with all amendments to March 9, 1994
4.100.1 Copy of Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee
4.100.2       First Supplemental Indenture, dated August 15, 1991
4.100.3 Letter of Representations, dated August 20, 1991, from Citizens Utilities Company and Chemical Bank, as Trustee, to Depository Trust Company ("DTC") for deposit of securities with DTC
4.100.4 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee
4.100.5 Letter of Representations, dated January 29, 1992, from Citizens Utilities Company and Chemical Bank, as Trustee, to DTC, for deposit of securities with DTC
4.100.6 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee
4.100.7 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee

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

10.1          Incentive Deferred Compensation Plan, dated April 16, 1991
10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984
10.6.1        Directors' Retirement Plan, effective January 1, 1989
10.6.2        Non-Employee Directors' Deferred Fee Equity Plan, dated as of
              June 28, 1994
10.9          Management Equity Incentive Plan, effective June 22, 1990
10.10         LGS 1979 Option Incentive Plan, as amended
10.11         LGS 1981 Incentive Option Plan, as amended
10.12         LGS 1981 Stock Option Plan, as amended
10.13         LGS Supplemental Executive Retirement Plan
10.16         Employment Agreement between Citizens Utilities Company and
              Leonard Tow
10.17         1992 Employee Stock Purchase Plan
10.18         Amendment dated May 21, 1993, to the 1992 Employee Stock Purchase
              Plan
10.19         Asset Purchase Agreements, dated May 18, 1993
10.20         Asset Purchase Agreements, dated November 28, 1994
12. Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference)
21.           Subsidiaries of the Registrant
23.           Auditors' Consent
24.           Powers of Attorney

Exhibit number 10.6 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984. Exhibit number 10.6.1 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Exhibit number 10.9 is incorporated by reference to Appendix A to the Registrant's Proxy Statement dated May 14, 1990.
Exhibit numbers 10.10, 10.11, 10.12 and 10.13 are incorporated by reference to the same exhibit designation in the Registrant's
Annual Report on Form 10-K for the year ended December 31, 1990.
Exhibit numbers 4.100.1, 4.100.2 and 4.100.3 are incorporated by reference to the same exhibit designation in the Registrant's
Quarterly Report on Form 10-Q for the nine months ended September
30, 1991. Exhibit numbers 3.1, 3.2, 4.100.4, 4.100.5, 10.1 and
10.16 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1991. Exhibit number 3.2.1 and 10.17 is incorporated by reference to the same exhibit designation in the Registrant's
Annual Report on Form 10-K for the year ended December 31, 1992.
Exhibit number 10.18 is incorporated by reference to the Registrant's Proxy Statement, dated March 31, 1993. Exhibit number
10.19 is incorporated by reference to exhibit number 2.1 in the Registrant's Form 8-K Current Report filed June 30, 1993. Exhibit numbers 4.100.6 and 4.100.7 are incorporated by reference to the Registrant's Form 8-K Current Reports filed on July 5, 1994 and
January 3, 1995, respectively. Exhibit numbers 3.200.1 and 3.200.2 are incorporated by reference to the same exhibit designation in the Registrant's Form S-3 filed December 16, 1993. The Registrant's
Annual Reports on Form 10-K and Form 8-K Current Reports bear SEC
File Number Reference 0-1291.

(b) The Company filed on Form 8-K dated December 7, 1994, under Item 5 "Other Events", a press release announcing the proposed ALLTEL acquisitions.

     The Company filed on Form 8-K dated December 21, 1994, under Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits", the financial statements of the ALLTEL properties to be acquired.

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

                          CITIZENS UTILITIES COMPANY
                          --------------------------
                                  (Registrant)

                            By:  /s/ Leonard Tow
                              -----------------
                                     Leonard Tow

                  Chairman of the Board; Chief Executive Officer;
           Chief Financial Officer; Member, Executive Committee and Director
                                   March 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 1995.

Signature                                            Title
- ---------                                            -----

/s/        Robert J. DeSantis                     Vice President, Treasurer
__________________________________________        and Assistant Secretary
          (Robert J. DeSantis)

/s/        Livingston E. Ross
_________________________________________         Vice President and Controller
          (Livingston E. Ross)

           Norman I. Botwinik*                    Director
- -----------------------------------------
          (Norman I. Botwinik)

           Aaron I. Fleischman*                   Member, Executive Committee
- -----------------------------------------         and Director
          (Aaron I. Fleischman)

           Stanley Harfenist*                     Member, Executive Committee
- ------------------------------------------        and Director
          (Stanley Harfenist)

            Andrew N. Heine*                      Director
- ------------------------------------------
           (Andrew N. Heine)

           Elwood A. Rickless*                    Director
- ------------------------------------------
          (Elwood A. Rickless)

            John L. Schroeder*                    Member, Executive Committee
- ------------------------------------------        and Director
           (John L. Schroeder)

            Robert D. Siff*                       Director
- ------------------------------------------
           (Robert D. Siff)

           Robert A. Stanger*                     Director
- ------------------------------------------
          (Robert A. Stanger)

           Edwin Tornberg*                        Director
- ------------------------------------------
          (Edwin Tornberg)

           Claire L. Tow*                         Director
- ------------------------------------------
          (Claire L. Tow)

      /s/ Robert J. DeSantis
*By:  -------------------------------
          (Robert J. DeSantis)
           Attorney-in-Fact



                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                               Index to Financial Statements





Independent Auditors' Report                                            F-2
Consolidated balance sheets as of December 31, 1994, 1993 and 1992      F-3
Consolidated statements of income for the years ended
 December 31, 1994, 1993 and 1992                                       F-4
Consolidated statements of shareholders' equity for the years
 ended December 31, 1994, 1993 and 1992                                 F-5
Consolidated statements of cash flows for the years
 ended December 31, 1994, 1993 and 1992                                 F-6
Notes to consolidated financial statements                           F-7 - F-21

                            Independent Auditors' Report
                            ----------------------------


The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the consolidated financial statements of Citizens Utilities Company and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries at December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Equity and Debt Securities", effective January 1, 1994. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted SFAS 109, "Accounting for Income Taxes", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", effective January 1, 1993.


                                                  KPMG Peat Marwick LLP





New York, New York
March 8, 1995

                                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1994, 1993 and 1992
                                                  (In thousands)


                                    1994              1993             1992
                                    ----              ----             ----
ASSETS
- ------

Current assets:
  Cash                          $   14,224       $  21,738       $   19,752
  Temporary investments            108,818          89,752                 0
  Accounts receivable:
    Utility service                134,510          99,684            75,754
    Other                           34,713          15,088            15,932
    Less allowance for
     doubtful accounts               2,428             459               441
                                ----------       ---------        ----------
    Total accounts receivable      166,795         114,313            91,245
                                ----------       ---------        ----------

  Materials and supplies            18,330          10,061             7,794
  Other current assets               5,887           4,873             4,400
                                ----------       ---------        ----------
    Total current assets           314,054         240,737           123,191
                                ----------       ---------        ----------

Property, plant and equipment    3,583,723       2,153,891         1,503,471
Less accumulated depreciation    1,014,068         461,924           406,833
                                ----------       ---------        ----------
    Net property, plant and
     equipment                   2,569,655       1,691,967         1,096,638
                                ----------       ---------        ----------

Investments                        325,011         411,022           561,062
Regulatory assets                  177,414         146,207                 0
Deferred debits and other
 assets                            190,432         137,185           107,090
                                ----------       ---------        ----------

    Total assets                $3,576,566      $2,627,118        $1,887,981
                                ==========      ==========        ==========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
- -----------------------------

Current liabilities:
  Accounts payable           $    122,404      $   84,015        $   87,298
  Income taxes accrued             92,366          82,632            59,947
  Long-term debt due
   within one year                 13,986           1,620            10,850
  Customers' deposits              19,919          19,436            17,150
  Interest accrued                 15,841          12,731            12,943
  Other current liabilities        99,461          47,791            36,300
  Short-term debt                 515,200         380,000                 0
                             ------------      ----------        ----------
  Total current liabilities       879,177         628,225           224,488

Customer advances
 for construction                 145,150         137,012           140,309
Contributions in aid of
 construction                      71,580          47,241            39,549
Deferred income taxes             248,150         213,471            95,222
Regulatory liabilities             30,830          28,376                 0
Deferred credits                   50,594          50,634            28,443
Long-term debt                    994,189         547,673           522,699
Shareholders' equity            1,156,896         974,486           837,271
                            -------------     -----------        ----------

 Total liabilities and
  shareholders' equity         $3,576,566      $2,627,118        $1,887,981
                            =============     ===========        ==========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                         (In thousands, except for per-share amounts)

                                   1994             1993             1992
                                   ----             ----             ----

Revenues:
  Telecommunications             $461,094          $177,497        $186,232
  Natural gas                     208,940           211,892         189,812
  Electric                        173,585           164,515         145,032
  Water/Wastewater treatment       72,395            65,488          59,388
                                 --------          --------        --------
    Total revenues                916,014           619,392         580,464
                                 --------          --------        --------

Operating expenses:
  Natural gas purchased           116,419           117,724         102,556
  Electric energy and fuel
   oil purchased                   86,576            83,119          76,286
  Operating expenses              249,096           142,718         141,954
  Maintenance expenses             61,779            24,816          24,893
  Depreciation                    115,175            54,698          50,127
  Taxes other than income          58,845            35,157          34,174
                                 --------          --------         -------
    Total operating expenses      687,890           458,232         429,990
                                 --------          --------         -------

  Income from operations          228,124           161,160         150,474

Investment income                  40,454            42,097          40,072
Other income - net                 12,486            12,102           7,278
Interest expense                   72,744            37,431          39,044
                                 --------           -------         -------

  Income before income taxes      208,320           177,928         158,780

Income taxes                       64,323            52,298          43,767
                                 --------           -------         -------

  Net income                     $143,997          $125,630        $115,013
                                 ========          ========        ========


Earnings per share of
 Common Stock Series A
 and Series B                       $.77              $.67             $.63
                                    ====              ====             ====

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                      (In thousands, except for per-share amounts)

                                                         Additional
                                 Common Stock ($.25)      Paid-in    Retained
                                Series A  Series B   Capital    Earnings   Other   Total
                                --------  --------  ----------  --------   -----   -----
Balance December 31, 1991       $10,291    $3,323    $468,107   $236,660   $1,295  $719,676
  Net income                                                     115,013            115,013
  Stock dividends in shares of
    Common Stock Series A and
    Series B                        700       237     117,454   (118,391)                 0
  Stock split (3-for-2)           5,270     1,783      (7,053)                            0
  Stock plans                                  86       9,853                         9,939
  Tax benefit arising from stock
    options exercised                                     531                           531
  Non-vested restricted stock                          (6,593)                       (6,593)
  Conversions of Series A to
    Series B                       (222)     222                                           0
  Other                                                                         (1,295)   (1,295)
                                --------  --------     ---------  -------  --------  --------

Balance December 31, 1992       $16,039   $5,651      $582,299   $233,282  $     0  $837,271
  NGL merger                                 142           497      2,949              3,588
  Franklin merger                             13           505        (35)               483
  Net income                                                      125,630            125,630
Stock dividends in shares of
    Common Stock Series A and
    Series B                      1,029      387       129,963   (131,594)              (215)
Stock split (2-for-1)            16,155    6,036       (22,191)                            0

  Stock plans                                114         5,854                         5,968
Tax benefit arising from stock
    options exercised                                      537                           537

  Non-vested restricted stock                            1,224                         1,224
Conversions of Series A to
    Series B                      (776)      776                                           0
                                --------   -----       -------     -------   -------  -------

Balance December 31, 1993      $ 32,447 $ 13,119      $ 698,688     $ 230,232  $   0 $974,486

  Metro Utility Co. merger                   126          4,646         3,231           8,003
  Net income                                                              143,997         143,997
Stock dividends in shares of
    Common Stock Series A and
    Series B                      1,621      686        137,736      (140,043)              0
Stock plans                          88      281         18,759                        19,128
Tax benefit arising from stock
    options exercised                                       137                           137
  Non-vested restricted stock                             2,015                         2,015
Conversions of Series A to
    Series B                      (570)      570                                             0
  Unrealized gain on securities
    classified as available-for-
     sale, net of taxes                                                            9,130      9,130
                               -------   -----         ------    --------- -----      -----

Balance December 31, 1994      $33,586   $14,782        $861,981     $237,417 $9,130 $1,156,896
                               =======   =======        ========     ======== ====== ==========



The accompanying Notes are an integral part of these Consolidated Financial Statements.
                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                                      (In thousands)



                                 1994          1993           1992
                                 ----          ----           ----

Net cash provided by
 operating activities          $262,316      $194,949       $131,040
                               --------      --------       --------

Cash flows used for
 investing activities:
  Business acquisitions        (700,222)     (481,257)             0
  Construction expenditures    (287,708)     (175,308)      (148,563)
  Securities purchases          (18,219)     (254,203)      (356,816)
  Securities sales               23,478       269,624        212,634
  Securities maturities          89,885        54,465         72,651
  Customer advances for
   construction and
   contributions in aid
   of construction               24,546         6,959          5,033
  Other                         (13,795)       (7,086)        19,755
                               --------      --------        -------
                               (882,035)     (586,806)      (195,306)
                               --------      --------        -------


Cash flows from financing
  activities:
  Long-term debt borrowings     458,589        34,733        135,672
  Long-term debt principal
   payments                      (1,268)      (26,644)       (95,365)
  Short-term debt borrowings    135,200       380,000              0
  Issuance of Common Stock       18,465         3,780            989
  Other                           1,219         1,974            493
                               --------       -------       --------
                                612,205       393,843         41,789
                               --------       -------       --------


Increase (decrease) in cash      (7,514)        1,986        (22,477)
Cash at January 1,               21,738        19,752         42,229
                               --------       -------       --------
Cash at December 31,           $ 14,224     $  21,738      $  19,752
                               ========     =========      =========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          CITIZENS UTILITIES COMPANY and SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                          ------------------------------------------

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
(a)  Principles of Consolidation:
     ----------------------------
   The Consolidated Financial Statements include the accounts of Citizens Utilities Company and all subsidiaries after elimination of intercompany balances and transactions. Certain reclassifications of balances previously reported have been made to conform to current presentation.

(b)  Revenues:
     ---------
   Electric, natural gas and water/wastewater treatment - The Company records revenues from electric, natural gas and water/wastewater treatment customers when billed. These customers are billed on a cycle basis based on monthly meter readings. The Company accrues unbilled revenues earned from the dates customers were last billed to the end of the accounting period.
   Telecommunications - The Company records revenues from telecommunications services when earned. Revenues from local service are primarily derived from providing local telephone services. Revenues from long-distance service are derived from charges for access to the Company's local exchange network, subscriber line charges and contractual arrangements. Certain toll and access services revenues are estimated under cost separation procedures that base revenues on current operating costs and investments in facilities to provide such services.

(c)  Construction Costs and Maintenance Expense:
     -------------------------------------------
   Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction ("AFUDC"). AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the Company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount relating to equity is included in other income ($11,402,000, $10,123,000 and $6,398,000 for 1994, 1993 and 1992, respectively) and the amount relating to borrowings is a reduction of interest expense ($3,031,000, $2,678,000 and $1,805,000 for 1994, 1993 and 1992, respectively). The weighted average rates used to calculate AFUDC were 12% in 1994 and 1993, and 14% in 1992. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation.

(d)  Depreciation Expense:
     ---------------------
   Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represented approximately 4% of the gross depreciable property, plant and equipment for 1994, 1993 and 1992.


(e)  Regulatory Assets and Liabilities:
     ----------------------------------
           The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71; "Accounting for the Effects of Certain Types of Regulation". SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators. Regulatory assets of $24,669,000 at December 31, 1994 were recorded in connection with the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (see Note 13 ). In connection with the provisions of SFAS 109, "Accounting for Income Taxes", the Company's regulatory assets were $152,745,000 and regulatory liabilities were $30,830,000 at December 31, 1994. The regulatory assets and liabilities related to SFAS 109 were recorded to offset deferred income taxes which were recorded primarily as a result of the income tax benefits that were previously flowed through to customers and to the allowance for funds used during construction, partially offset by the effects of tax law changes and the tax benefit of unamortized deferred investment tax credits.
   The Company continuously monitors the applicability of SFAS 71 to its regulated operations. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory and competitive environments and/or a decision by the Company to accelerate deployment of new technology. If the Company were to discontinue the application of SFAS 71 to one or more of its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities associated with such operation(s) and would be required to adjust the carrying amount of any property, plant and equipment that would be deemed not recoverable. The Company believes its regulated operations continue to meet the criteria for SFAS 71.

(f)  Accounting for Investments, Temporary Investments and Short-Term
     Debt:
     ----------------------------------------------------------------
     Investments include high credit quality, short- and intermediate-term fixed-income securities (primarily state and municipal debt obligations) and equity securities.
     Prior to the adoption of SFAS 115, fixed income securities were stated at amortized cost and marketable equity securities were stated at the lower of cost or market. The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 requires, among other things, that securities be designated as available-for-sale, held-to-maturity or trading.
     Securities which the Company will hold for an indefinite period of time, but which might be sold in the future as changes in market conditions or economic factors occur, are classified as available-for-sale and are carried at estimated fair market value. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of Shareholders' Equity. Securities for which the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Securities are designated as available-for-sale or held-to-maturity at the time of acquisition. Interest, dividends and gains and losses realized on sales of securities are reported in Investment income. The Company does not invest in securities which would be designated as trading.
     Temporary investments are investments in state and municipal securities which mature in less than one year, the proceeds of which are to be used to repay a portion of the short-term debt issued to partially and temporarily fund the acquisition of the GTE Telephone Properties (see Note 3). Such investments are considered held-to-maturity and are carried at amortized cost. The fair value of temporary investments at December 31, 1994 and 1993 was $108,935,000 and $93,438,000, respectively.
     Short-term debt outstanding was issued in the form of commercial paper notes payable to temporarily and partially fund the acquisition of the GTE Telephone Properties. This short-term debt had a weighted average interest rate of 5.75% at December 31, 1994 and is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the issuance of equity securities. The fair value of short-term debt at December 31, 1994 and 1993, was $515,200,000 and $380,000,000, respectively.

(g)  Investment in Centennial Cellular Corp.:
     ----------------------------------------
     The Company recorded its initial investment in Centennial Cellular Corp. ("Centennial") Convertible Redeemable Preferred Stock (the "Preferred Security") and Class B Common Stock at the historical cost of the Company's investment in Citizens Cellular Company, prior to its merger with Century Cellular Corp. During 1994, the Company purchased 615,195 additional shares of Centennial Class B Common Stock for $8,613,000 pursuant to a Centennial rights offering. Pursuant to SFAS 115, beginning January 1, 1994, the investment in the Centennial Class B Common Shares was classified as available-for-sale and is carried at fair market value. The terms of the Preferred Security provide that the Preferred Security accretes a liquidation value preference at a fixed dividend rate of 7.5%, compounded quarterly, on an initial liquidation value preference of $125,700,000 until the Preferred Security reaches a liquidation value preference of $186,000,000 on August 31, 1996. The Company recognizes the non-cash accretion as it is earned in each period as investment income and increases the book value of its investment in Centennial by the same amount. On a quarterly basis, the Company assesses whether the book value of the Preferred Security can be realized by comparing such book value to the market value of Centennial's common equity and by evaluating other relevant indicators of realizability, including Centennial's ability to redeem the Preferred Security. The book value of the Preferred Security would be deemed impaired to the extent that such book value exceeds the estimated realizability of the Preferred Security based on all existing facts and circumstances, including the Company's assessment of its ability to realize the book value of the Preferred Security through mandatory redemption (see Note 5).

(h)  Income Taxes and Investment Tax Credits:
     ----------------------------------------
     The Company and its subsidiaries are included in a consolidated federal income tax return using a calendar year reporting period.
     The Company adopted SFAS 109 in 1993 without restating prior years' financial statements; the adoption of SFAS 109 had no material effect on net income in 1993. SFAS 109 required a change from the deferred to the liability method of computing deferred income taxes. Adoption of SFAS 109 resulted in recording a net increase in the liability for deferred income taxes of $115,437,000 at December 31, 1993. Such increase resulted principally from income tax benefits previously flowed through to customers and to the allowance for funds used during construction; partially offsetting these items were the effects of tax law changes and the tax benefit associated with the unamortized deferred investment tax credits. Due to the effects of utility regulation, the Company recorded regulatory assets and liabilities of $143,813,000 and $28,376,000, respectively, as offsets to the increase in the deferred income taxes at December 31, 1993. Prior to the adoption of SFAS 109, deferred income taxes resulted from the tax effect of using accelerated depreciation methods and certain other timing differences between income reported on the Consolidated Financial Statements and taxable income reported on the Company's income tax returns.
     The investment tax credits relating to utility properties, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

(i)  Earnings Per Share:
     -------------------
     Earnings per share is based on the average number of outstanding shares. Earnings per share is presented with adjustment for subsequent stock dividends and stock splits. The calculation has not been adjusted for the 1.5% stock dividend declared on February 7, 1995, because its effect is immaterial. The effect on earnings per share of the exercise of dilutive options is immaterial.

(2)  Property, Plant and Equipment:
     ------------------------------
       The components of property, plant and equipment at December 31, 1994, 1993 and 1992 are as follows:

                                    1994            1993               1992
                                    ----            ----               ----
                                              ($ in thousands)
Transmission and distribution
  facilities                     $2,159,452      $1,417,320        $1,032,426
Production and generating
  facilities                        818,927         414,743           222,594
Pumping, storage and
  purification facilities            93,942          80,175            71,238
Construction work in progress       210,213          68,868            45,616
Intangibles                           7,773           5,968             3,145
Other                               293,416         166,817           128,452
                                 ----------      ----------        ----------
                                 $3,583,723      $2,153,891        $1,503,471
                                 ==========      ==========        ==========

(3)  Mergers and Acquisitions:
     -------------------------
   The Company and GTE Corporation announced the signing of 10 definitive agreements pursuant to which the Company agreed to acquire from GTE Corporation, for $1.1 billion, certain telephone properties serving approximately 500,000 local telephone access lines in nine states ("the GTE Telephone Properties"). On December 31, 1993, 189,123 local telephone access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the Company. On June 30, 1994, 270,883 local telephone access lines in New York were transferred to the Company. On November 30, 1994, 37,802 local telephone access lines in Arizona and Montana were transferred to the Company. On December 30, 1994, 5,440 local telephone access lines in California were transferred to the Company. The remaining GTE Telephone Property is located in Oregon and is expected to be transferred to Citizens in 1995. The acquisitions were accounted for using the purchase method of accounting and the results of operations of the GTE Telephone Properties acquired have been included in the accompanying financial statements from the dates of their acquisition.
   The following unaudited pro forma financial information presents the combined results of operations of the Company and the GTE Telephone
Properties acquired as if the acquisitions had occurred on January 1, 1993. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the GTE Telephone Properties constituted a single entity during such periods.


                                 1994          1993
                                 ----          ----
                  ($ in thousands, except for per-share amounts)

Revenues                      $1,054,000    $1,016,000

Net Income                      $165,000      $153,000

Earnings per share                  $.77          $.72

   On August 31, 1994, RHC, Inc. ("Metro Utility Co."), an operator of water and wastewater treatment utilities serving portions of the suburban Chicago area, was merged into the Company. The acquired operations serve approximately 10,000 customers, increasing the number of the Company's water/wastewater treatment customers in Illinois to over 65,000. The transaction was accounted for as a pooling of interests. Prior year financial statements were not restated as the amounts are not significant.
   On November 29, 1994, the Company and ALLTEL Corporation ("ALLTEL") announced the signing of eight definitive agreements pursuant to which Citizens agreed to acquire from ALLTEL, for $292,000,000, certain telephone properties servicing approximately 110,000 local telephone access lines and certain cable television systems servicing approximately 7,000 subscribers. The properties are located in eight states: Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia. The closings are expected to occur state by state throughout 1995 and the first half of 1996.
   On September 22, 1994, a subsidiary of the Company and a subsidiary of Century Communications Corp. ("Century") entered into a joint venture agreement for the purpose of acquiring, for approximately $89 million, and operating two cable television systems in southern California (the
"Systems"). Century is a cable television company of which Leonard Tow, the Chairman and Chief Executive Officer of the Company, is Chairman, Chief Executive Officer, Chief Financial Officer and a director. In addition,
Claire Tow, a director of the Company is Senior Vice President and a director of Century and Robert Siff, a director of the Company is a director of Century. The joint venture is governed by a management board on which the Company and Century are equally represented. The joint venture has entered into an agreement pursuant to which a subsidiary of Century (the "Manager") will manage the day-to-day operations of the Systems. The Manager will not receive a management fee but will be reimbursed only for the actual costs it incurs on behalf of the joint venture. With respect to the purchase of any service or asset for the joint venture for use in the Systems, the Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of vendors and is entitled to retain any discount in excess of 5%. On September 30, 1994, the joint venture acquired one of the systems serving approximately 26,500 subscribers. The purchase of the second system, serving approximately 19,200 subscribers, remains subject to regulatory approval for the transfer of licenses. The Company's interest in the joint venture is accounted for under the equity method of accounting.
   In January 1995, the Company entered into a definitive agreement to acquire Flex Communications by merger in a stock-for-stock transaction. Flex is a switch-based, inter-exchange carrier providing long-distance, 800 Inbound long-distance, voice mail, paging, private data networks and cellular services to approximately 3,500 customers in upstate New York. The transaction is expected to close in 1995.
   In 1993, the Company separately acquired Natural Gas Company of Louisiana ("NGL") and Franklin Electric Light Company, Incorporated ("Franklin") by merger. In these mergers, the Company issued 568,748 shares and 51,500 shares of Series B Common Stock for all of the common stock of NGL and Franklin, respectively. The acquisitions were accounted for as poolings of interests. Prior years' financial statements were not restated for the effects of these transactions because the amounts were not significant.

(4)  Dispositions:
     -------------
   The Company has agreed to transfer, in the form of a tax-free exchange, its Pennsylvania Telephone property as partial consideration in the acquisition of the ALLTEL Telephone Properties. The agreed-upon value for this property is approximately $10,000,000.
   During 1993, the Company disposed of its Santa Cruz County, Arizona water and wastewater treatment properties, Idaho water property and Aalert Paging Company. The sale of the Santa Cruz properties yielded net proceeds of $1,694,000 and had a net investment of $94,000. The Company received net proceeds of $1,221,000 from the sale of the Idaho water property and had a net investment of $1,249,000. The sale of Aalert Paging Company yielded net proceeds of $5,498,000 and had a net investment of $5,287,000. The resulting gains and losses are included in Other income - net.
   During 1992, the Company disposed of two water properties in California. One property was transferred to a municipality through condemnation proceedings. The Company received net proceeds of $3,400,000 and had a net investment of $1,877,000. The other property was sold for net proceeds of $6,618,000; the Company's net investment was $4,160,000. In December 1992, the Company disposed of its Idaho electric operations. The Company received $1,177,500 and had a net investment of $706,000. The resulting gains on dispositions are included in other income-net.

(5)  Investments:
     ------------
       The components of investments at December 31, 1994, 1993 and 1992 are as follows:

                                      1994           1993           1992
                                      ----           ----           ----
                                               ($ in thousands)

State and municipal securities      $174,790        $296,371      $448,605
Investment in Centennial             117,982          90,628        81,034
Other fixed income securities            411           7,670        10,680
Marketable equity securities          31,828          13,282        13,934
Other                                      0           3,071         6,809
                                    --------        --------      --------
 Total                              $325,011        $411,022      $561,062
                                    ========        ========      ========


     The Company's investment in Centennial at December 31, 1994, includes 102,187 shares of Convertible Redeemable Preferred Stock ("the Preferred Security") and 1,982,294 Class B Common Shares. The liquidation value preference earned on the Preferred Security for 1994, 1993 and 1992 was $13,481,000, $9,594,000 and $8,803,000, respectively, and was recorded as investment income. The carrying value of the investment in Centennial at December 31, 1994, as presented in the table above, represents the historical book value of the Preferred Security of $49,842,000 plus $34,441,000 of liquidation value preference earned on the Preferred Security through December 31, 1994 and the market value of the Class B Common Stock of Centennial of $33,699,000. The Preferred Security is mandatorily redeemable in the year 2006. The Company believes it can realize its investment in Centennial either by cash redemption by the issuer funded through refinancing by the issuer, by temporary conversion to common equity securities followed by the sale of the common equity securities, or by sale of its current investment holdings.
     The aggregate market value of marketable equity securities at December 31, 1993 was $27,492,000 and total unrealized gains were $14,210,000. Net realized gains on marketable equity securities included in the determination of net income for the years 1994, 1993 and 1992, respectively, were $3,760,000, $0 and $259,000. The cost of securities sold was based on the actual cost of the shares of each security held at the time of sale.
Marketable equity securities for each year include 1,807,095 shares
(1,500,000 original shares adjusted for stock dividends) of Class A Common Stock of Century. These shares represent less than 2% of the total outstanding common stock of Century. The Chairman and Chief Executive Officer of the Company is also Chairman and Chief Executive Officer of Century.
       Pursuant to the provisions of SFAS 115, the Company classified its Investments into two categories: "held-to-maturity" and "available-for-sale" at January 1, 1994. The Company recorded unrealized holding gains on securities classified as available-for-sale as an increase to Investments.
The fair value of Investments at December 31, 1993 and 1992 were $534,496,000 and $649,366,000, respectively, based on relative market information about each financial instrument.

  The following summarizes the cost, unrealized gains and fair market value for investments at December 31, 1994.

                                              Unrealized       Aggregate Fair
Investment Classification   Amortized Cost   Holding Gains         Value
- -------------------------   --------------   -------------     --------------
                                  ($ in thousands)

Held-To-Maturity               $259,484         $77,238            $336,722
Available-For-Sale               50,809          14,718              65,527


                                        Held-to-Maturity Securities
                                        ---------------------------
Investment Maturities                 Amortized Cost       Fair Value
- ---------------------                 --------------       ----------
                                               ($ in thousands)

2-5 years                                $141,030            $139,567
6-10 years                                 34,171              33,656
Thereafter                                 84,283             163,499
                                         --------           ---------
                                         $259,484            $336,722
                                         ========           =========

     The Company sold $19,335,000 of securities classified as held-to-maturity during 1994 for the purpose of financing the acquisition of the GTE Telephone Properties; gains and losses of $372,000 and $94,000, respectively, were realized on such sales. The amortized cost and related gains on available-for-sale securities sold during 1994 were $384,000 and $3,760,000, respectively.

(6)  Long-term Debt:
     ---------------
                     Weighted average
                     interest rate at                         December 31,
                     December 31, 1994  Maturities   1994       1993     1992
                     -----------------  ----------   ----       ----     ----
                                                           ($ in thousands)
Debentures                7.68%        2001-2034  $425,000  $150,000  $150,000
Industrial development
 revenue bonds            5.93%        2015-2029   325,125   284,777   242,391
Commercial paper notes
 payable                  5.75%         Variable   187,800    58,953    62,680
Rural Electrification
 Administration and Rural
 Telephone Bank notes     5.80%        2006-2027    47,106    42,237    43,494
Subordinated notes       10.83%        1995-1998     2,045    11,692    12,261
Other long-term debt      8.18%        1998-2000     7,113        14    11,873
                        -------                    --------  --------  --------
                          6.67%                   $994,189  $547,673  $522,699
                        =======                    ========  ========  ========


  Certain commercial paper notes payable have been classified as long-term debt because these obligations are expected to be refinanced with long-term debt securities. The Company has available lines of credit with commercial banks in the amounts of $1,000,000,000 and $200,000,000, which expire on December 13, 1995 and December 16, 1997, respectively, and have associated facility fees of one-twentieth of one percent per annum and one-twelfth of one percent per annum, respectively. The terms of the lines of credit provide the Company with extension options.
   The total principal amounts of industrial development revenue bonds at December 31, 1994, 1993 and 1992, were $392,530,000, $377,890,000 and
$274,030,000, respectively. Amounts presented in the table above have been reduced by funds held by trustees to be used for payment of qualifying construction expenditures. Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 1997, for $30,350,000 of principal amount of bonds. In the years 1994, 1993 and 1992, respectively, interest payments on short- and long-term debt were $74,803,000, $40,217,000 and $37,913,000.
  The fair value of long-term debt, presented as required by SFAS 107 at December 31, 1994, 1993 and 1992, respectively, was $992,349,000, $602,710,000 and $550,724,000 based on relative market information and information about each financial instrument.
   The installment principal payments and maturities of long-term debt for the next five years are as follows:


                             1995       1996       1997       1998      1999
                             ----       ----       ----       ----      ----
                                             ($ in thousands)
Installment principal
  payments                 $ 4,233     $4,311     $3,963     $3,021    $2,156
Maturities                   9,753        845        118      1,334         -
                           -------     ------     ------     ------    ------
                           $13,986     $5,156     $4,081     $4,355    $2,156
                           =======     ======     ======     ======    ======

(7)  Capital Stock:
     --------------
   The common stock of the Company is in two series, Series A and Series B.
The Company is authorized to issue up to 200,000,000 shares of Common Stock Series A and 300,000,000 shares of Common Stock Series B. Quarterly stock dividends are declared and issued at the same rate on both Series A and Series B. Series B shareholders have the option of enrolling in the "Series
B Common Stock Dividend Sale Plan." The Plan offers Series B shareholders the opportunity to have their stock dividends sold by the Plan Broker and the net cash proceeds of the sale distributed to them quarterly. Series A shares are convertible share-for-share into Series B shares. Series B shares are not convertible into Series A. Both series are the same in all other respects.
   On April 14, 1992, the Company declared a 3-for-2 stock split of its Series A and Series B Common Stock. The stock split was distributed on July 24,
1992, to shareholders of record on July 1, 1992. On May 21, 1993, the Company declared a 2-for-1 stock split of its Series A and Series B common stock. The stock split was distributed on August 31, 1993, to shareholders of record on August 16, 1993.
   On January 30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 3/8 per share. The $244,200,000 of net proceeds from the issuance were used to permanently fund the acquisition of the GTE Telephone Properties.Quarterly stock dividend rates declared on Common Stock Series A and Series B are based upon cash equivalent rates and share market prices, and have been as follows:


                                           Dividend Rates
                                           --------------
                                1994          1993          1992
                                ----          ----          ----

First quarter                   1.1%          1.2%          1.6%
Second quarter                  1.15%         1.0%          1.5%
Third quarter                   1.3%          1.1%          1.2%
Fourth quarter                  1.4%          1.0%          1.2%
                                -----         -----         -----
  Total                         4.95%         4.3%          5.5%
                                =====         =====         =====
  Compounded Total              5.04%         4.37%         5.61%
                                =====         =====         =====

   Annualized stock dividend cash equivalent rates considered by the Company's Board of Directors in declaring stock dividends for 1994, 1993 and 1992, respectively, were .733, .691 and .624 per share (adjusted for all stock splits and stock dividends paid subsequent to all dividends declared through December 31, 1994 and rounded to the nearest 1/8th).

  The activity in shares of outstanding common stock for Series A and Series B during 1994, 1993 and 1992 is summarized as follows:

                                                 Number of Shares
                                                 ----------------
                                           Series A          Series B
                                           --------          --------

Balance at January 1, 1992                41,166,000         13,289,000
  Stock dividends                          2,799,000            950,000
  Stock split (3-for-2)                   21,078,000          7,134,000
  Stock plans                                      0            344,000
  Conversions of Series A
   to Series B                              (887,000)           887,000
                                          -----------        ----------
Balance at December 31, 1992              64,156,000         22,604,000
  NGL merger                                       0            569,000
  Franklin merger                                  0             52,000
  Stock dividends                          4,114,000          1,548,000
  Stock split (2-for-1)                   64,620,000         24,142,000
  Stock plans                                      0            457,000
  Conversions of Series A
   to Series B                            (3,105,000)         3,105,000
                                         ------------        ----------
Balance at December 31, 1993             129,785,000         52,477,000
  Metro Utility Co. merger                         0            505,000
  Stock dividends                          6,484,000          2,744,000
  Stock plans                                355,000          1,122,000
  Conversions of Series A
   to Series B                            (2,278,000)         2,278,000
                                         ------------        ----------
Balance at December 31, 1994             134,346,000         59,126,000
                                         ============        ==========


   The Company used 7,000 Series B shares (not adjusted for subsequent stock dividends and a stock split) acquired from employees pursuant to the Management Equity Incentive Plan in partial payment of the 1993 stock dividend. These shares had a cost of $215,000.
   The Company has 50,000,000 authorized shares of preferred stock ($.01 par), none of which has been issued. The preferred stock may be issued by the Board of Directors (without further approval by shareholders) in one or more series, having such attributes as may be designated by the Board of Directors at the time of issuance.

(8)  Employee Stock Plans:
     ---------------------
   On June 22, 1990, shareholders approved the Citizens Utilities Company Management Equity Incentive Plan ("MEIP"). Under the MEIP, awards of the Company's Series A or Series B common stock may be granted to eligible officers, management employees and non-management exempt employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.
   The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% of the Company's common stock outstanding provided that no more than 8,558,000 shares (adjusted for subsequent stock dividends and stock splits) will be issued pursuant to incentive stock options under the MEIP. No awards will be granted more than 10 years after the effective date of the MEIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.
   Some options were awarded in tandem with related SARs. SARs provide the MEIP participant with the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash or in common stock equal to the difference between the option price and the fair market value of the common stock on the date the SAR is exercised. Either the SAR or the related option may be exercised, but not both. There were no SARs granted during 1994 or 1993. During 1992, 613,000 SARs were exercised at an average exercise price of $12.21 per share (not adjusted for subsequent stock dividends and stock splits). This resulted in the cancellation of the 613,000 tandem stock options. At December 31, 1994, 1993 and 1992, no SARs were outstanding.

  Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options. The following summary of shares subject to option under the MEIP reflects the original options granted, adjusted for subsequent stock splits, at original option prices which have also been adjusted for subsequent stock splits.

                                                             Average option
                              Shares subject to option       price per share
                              ------------------------       ---------------
Balance at January 1, 1992          2,931,000                     $ 8.06
  Options granted                   2,367,000                      14.90
  Options exercised                  (257,000)                      6.60
  Options cancelled or lapsed      (1,294,000)                      6.28
  Adjustment for stock dividends*     173,000                          -
                                  ------------                    ------
Balance at December 31, 1992        3,920,000                      12.54
  Options granted                   1,862,000                      18.06
  Options exercised                  (239,000)                      7.62
  Options cancelled or lapsed         (25,000)                      5.44
  Adjustment for stock dividends*     201,000                          -
                                  ------------                     -----
Balance at December 31, 1993        5,719,000                      14.14
  Options granted                   1,562,000                      13.06
  Options exercised                  (149,000)                      8.04
  Options cancelled or lapsed         (69,000)                     14.17
  Adjustment for stock dividends*     287,000                          -
                                  -----------                     ------
Balance at December 31, 1994        7,350,000                     $14.07
                                  ===========                     ======
Options exercisable at
 end of year                        1,667,000                     $11.85
                                  ===========                     ======


* Represents adjustment to outstanding option shares to reflect stock dividends.

   During 1993 and 1992, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock Series B. There were no restricted stock awards during 1994. The number of Series B shares issued as restricted stock awards during 1993 and 1992 was 149,000 and 792,000, respectively (adjusted for subsequent stock dividends and stock splits). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee. The restrictions lapse over three- and five-year periods. At December 31, 1994, 482,618 shares (adjusted for subsequent stock dividends and stock splits) of restricted stock were outstanding.
   The Company's Employee Stock Purchase Plan ("ESP Plan") was approved by shareholders on June 12, 1992 and amended on May 21, 1993. Under the ESP
Plan, eligible employees of the Company and its subsidiaries may subscribe to purchase shares of Series B common stock at the lower of 85% of the average market price on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. As of December 31, 1994, there are 1,278,000 shares of Series B common stock reserved for issuance under the ESP Plan. These shares will be adjusted for any future stock dividends or stock splits. The ESP Plan will terminate when all 1,278,000 shares reserved have been subscribed for, unless terminated earlier by the Board of Directors. The ESP Plan is administered by a committee of the Board of Directors. As of December 31, 1994, the number of employees participating in the ESP Plan was 1,561 and the total number of shares subscribed for under the ESP Plan was 240,640.

(9)  Income Taxes:
     -------------
   The following is a reconciliation of the provision for income taxes at federal statutory rates to the reported provision for income taxes:

                             1994               1993                 1992
                         -------------     ---------------    ----------------
                                           ($ in thousands)
Consolidated tax
  provision at
  federal statutory
  rate                 $72,912    35.0%    $62,275    35.0%   $53,985   34.0%
Allowance for funds
  used during
  construction         (5,051)    (2.4%)    (4,480)   (2.5%)   (2,789)  (1.8%)
Amortization of
  investment tax
  credits              (1,949)    (0.9%)    (2,086)   (1.2%)   (2,140)  (1.3%)
State income tax
  provisions, net of
  federal income tax
  benefit               5,262      2.5%      6,432     3.6%     4,989    3.1%
Nontaxable investment
  income               (6,032)    (2.9%)    (8,339)   (4.7%)   (8,490)  (5.3%)
All other - net          (819)    (0.4%)    (1,504)   (0.8%)   (1,788)  (1.1%)
                      --------    ------   --------   ------  --------  ------
                      $64,323     30.9%    $52,298    29.4%   $43,767   27.6%
                      ========    ======   ========   ======  ========  ======


       For 1994, 1993 and 1992, accumulated deferred income taxes amounted to $230,556,000, $194,165,000 and $72,969,000, respectively, and the unamortized deferred investment tax credits amounted to $17,594,000, $19,306,000 and $22,253,000, respectively. Income taxes paid during the year were $30,395,000, $24,139,000 and $22,798,000 for 1994, 1993 and 1992,
respectively.
       The components of the net deferred income tax liability at December 31, are as follows:

                                          1994                    1993
                                          ----                    ----
                                                 ($ in thousands)
Deferred tax liabilities
- ------------------------
 Property, plant and equipment basis
  differences                           $177,549                $148,756
 Regulatory assets                        62,578                  57,134
 Other-net                                28,704                  25,365
                                        --------                --------
                                         268,831                 231,255
                                        --------                --------

Deferred tax assets
- -------------------
 Deferred investment tax credits           7,183                   6,649
 Regulatory liabilities                   13,498                  11,135
                                        --------                 -------
                                          20,681                  17,784
                                        --------                 -------
Valuation Allowance                            0                       0*
                                        --------                --------
Deferred income taxes                   $248,150                $213,471
                                        ========                ========


*  There was no change in the valuation allowance during 1993.

  The provision for federal and state income taxes, as well as the taxes charged or credited to Shareholders equity, includes amounts both payable currently and deferred for payment in future periods as indicated below.

                                  1994               1993             1992
                                  ----               ----             ----
Income Taxes Included in
 the Income Statements:                        ($ in thousands)
- ------------------------
Current
  Federal                       $28,347             $39,571          $37,501
  State                           3,595               8,682            7,118
                                -------             -------          -------
                                 31,942              48,253           44,619
                                -------             -------          -------
Deferred
  Federal                        29,829               4,917              847
  Investment tax credits         (1,949)             (2,086)          (2,140)
  State                           4,501               1,214              441
                                -------              ------           ------
                                 32,381               4,045             (852)
                                -------              ------           ------
Income taxes included in the
  Income Statement               64,323              52,298           43,767
                                -------              ------           ------

Income Taxes Included in
 Shareholders' Equity:
- ------------------------
Deferred income taxes on
  unrealized gains on
  securities classified
  as available-for-sale           5,588                  -                -
Current benefit arising
  from stock options exercised     (137)              (537)            (531)
                                --------           --------         --------
   Income taxes included in
    Shareholders' Equity          5,451               (537)            (531)
                               --------            --------         --------
   Total income taxes           $69,774            $51,761          $43,236
                               ========            ========         =========

(10)  Segment Information:
      --------------------
                                               Year Ended December 31,
                                        -----------------------------------
                                        1994          1993             1992
                                        ----          ----             ----
                                                ($ in thousands)

Telecommunications:
- -------------------
  Revenues                             $461,094      $177,497        $186,232
  Assets                              1,805,893       910,276         325,618
  Depreciation                           81,659        22,744          22,452
  Capital expenditures                  177,419        66,619          20,672
  Operating income before
    income taxes                        148,720        85,934          85,994

Natural gas:
- ------------
  Revenues                             $208,940      $211,892        $189,812
  Assets                                306,979       289,121         243,582
  Depreciation                           10,827        10,646          10,106
  Capital expenditures                   31,235        25,677          22,280
  Operating income before
    income taxes                         30,205        28,971          26,952

Electric:
- ---------
  Revenues                             $173,585      $164,515        $145,032
  Assets                                458,457       446,284         356,829
  Depreciation                           15,251        12,924          11,038
  Capital expenditures                   43,132        43,673          74,502
  Operating income before
    income taxes                         31,221        30,660          18,999

Water/Wastewater:
- -----------------
  Revenues                            $  72,395      $ 65,488        $ 59,388
  Assets                                455,312       400,288         320,985
  Depreciation                            7,438         8,384           6,531
  Capital expenditures                   38,884        37,426          25,456
  Operating income before
    income taxes                         17,978        15,595          18,529

(11)    Quarterly Financial Data (unaudited):
        -------------------------------------
                                                   Net Income
                                         ----------------------------------
($ in thousands)                                             Per Share
- ----------------                                       --------------------
    1994               Revenues          Amount        Series A    Series B
    ----               --------          ------        --------    --------
First quarter          $223,896         $31,655         $.17         $.17
Second quarter          188,674          38,016          .20          .20
Third quarter           242,309          38,687          .20          .20
Fourth quarter          261,135          35,639          .19          .19

                                                   Net Income
                                         -----------------------------------
($ in thousands)                                             Per Share
- ----------------                                        --------------------
    1993              Revenues          Amount        Series A        Series B
    ----              --------          ------        --------        --------
First quarter         $165,915          $28,239         $.15             $.15
Second quarter         146,170           34,682          .18              .18
Third quarter          145,315           34,269          .18              .18
Fourth quarter         161,992           28,440          .15              .15

The quarterly net income per share amounts are rounded to the nearest cent. Annual earnings per share may vary depending on the effect of such rounding.

(12)   Supplemental Cash Flow Information:
       -----------------------------------
       Schedule of net cash provided by operating activities for the years ended December 31,

                            1994           1993           1992
                            ----           ----           ----
                                      ($ in thousands)

Net income                $143,997       $125,630        $115,013
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
   Depreciation and
    amortization           115,175         54,698          50,127
   Deferred income taxes
    and amortization of
    investment tax credits  32,381          4,045            (852)
   Centennial investment
    income                 (13,481)        (9,594)         (8,803)
   Allowance for equity
    funds used during
    construction           (11,402)       (10,123)         (6,398)
   Change in accounts
    receivable             (20,663)       (23,068)        (12,372)
   Change in accounts
    payable                 21,520         (3,773)         (4,607)
   Change in accrued
    taxes and accrued
    interest                13,024         24,960          19,672
   Other                   (18,235)        32,174         (20,740)
                          ---------      --------        ---------
   Net cash provided
    by operating
    activities            $262,316       $194,949        $131,040
                          =========      ========        =========

(13)  Pension and Retirement Plans:
      -----------------------------
   The Company and its subsidiaries have noncontributory pension plans covering all employees who have met certain service and age requirements. The benefits are based on years of service and final average pay or pay rate. Contributions are made in amounts sufficient to fund the plans' current service costs and to provide for benefits expected to be earned in the future. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.

  Pension costs for 1994, 1993 and 1992 include the following components:

                                      1994           1993          1992
                                      ----           ----          ----
                                                ($ in thousands)

Service cost                         $5,777         $3,585        $3,277
Interest cost on projected
  benefit obligations                 8,166          5,038         4,544
Net amortization and deferral           172          1,751           132
Return on plan assets                (9,754)        (6,945)       (5,438)
                                    --------        -------       -------
  Net pension cost                   $4,361         $3,429        $2,515
                                    ========        =======       ========


   Assumptions used in the computation of pension costs and the actuarial present value of projected benefit obligations included the following:

                                      1994          1993          1992
                                      ----          ----          ----
Discount rate                           8%          7.5%            8%
Expected long-term rate of
  return on plan assets               8.5%            8%          8.5%
Rate of increase in
  compensation levels                 4.5%          4.5%            5%

   As of December 31, 1994, 1993 and 1992, respectively, the fair values of plan assets were $133,964,000, $73,233,000 and $68,506,000. The actuarial present values of the accumulated benefit obligations were $86,186,000, $57,216,000 and $48,661,000 for 1994, 1993 and 1992, respectively. The actuarial present values of the vested accumulated benefit obligation for 1994, 1993 and 1992, respectively, were $77,053,000, $54,591,000 and
$46,819,000. The total projected benefit obligations for 1994, 1993 and 1992, respectively, were $125,943,000, $75,531,000 and $63,199,000.
   The Company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. In January 1993, the Company implemented SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". SFAS 106 requires the Company to accrue the expected costs of providing postretirement benefits to employees and to employees' beneficiaries and covered dependents during the years the employee renders the necessary service. The Company's 1994 and 1993 annualized costs were approximately $6,605,000 and $3,671,000, respectively, of which approximately $4,261,000 and $1,601,000 were recorded as regulatory assets for states whose regulatory commissions to date have not but will likely allow recovery of accrued costs in future rate proceedings. The Company's annual cost includes 20-year prospective recognition of the transition obligation. The Company's accumulated postretirement benefit obligation at December 31, 1994 was approximately $54,986,000. The Company is currently assessing the costs and benefits of alternative funding methods. For measurement purposes, the Company used an 8% discount rate and a 9% annual rate of increase in the per-capita cost of covered health-care benefits, gradually decreasing to 6% in the year 2030 and remaining at that level thereafter. The effect of a 1% increase in the assumed health-care cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $529,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $5,332,000. The Company recorded $27,357,000 of accumulated postretirement benefit obligation pursuant to the acquisition of the GTE Telephone Properties.

  The components of the net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 are as follows:

                                         1994               1993
                                         ----               ----
                                             ($ in thousands)

Service cost                            $1,826             $  845
Interest cost                            3,418              1,710
Amortization of transition obligation    1,048              1,116
Other                                      313                  0
                                        ------             ------
 Net periodic postretirement
  benefit cost                          $6,605             $3,671
                                        ======             ======

   The following table sets forth the accrued postretirement benefit liability recognized in the Company's balance sheets at December 31, 1994 and 1993:

                                                       1994          1993
                                                       ----          ----
                                                        ($ in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                           ($14,946)      ($13,919)
  Fully eligible active plan participants              (7,158)        (2,749)
  Other active plan participants                      (32,882)        (7,328)
                                                     ---------       --------
   Total accumulated postretirement benefit
    obligation                                        (54,986)       (23,996)
Unrecognized net (gain) loss                           (1,914)         1,563
Unrecognized prior service cost                         2,932         (1,477)
Unrecognized transition obligation                     18,676         21,201
                                                     ---------       --------
   Net accumulated postretirement benefit
    obligation                                       ($35,292)       ($2,709)
                                                     =========       ========

(14)  Commitments and Contingencies:
      ------------------------------
   The Company has budgeted expenditures for facilities in 1995 of approximately $262,000,000 and certain commitments have been entered into in connection therewith. On November 29, 1994, the Company and ALLTEL Corporation announced the signing of eight definitive agreements pursuant to which Citizens agreed to acquire from ALLTEL, for $292,000,000, certain properties servicing approximately 110,000 local telephone access lines, and certain cable television systems servicing approximately 7,000 subscribers. The properties are located in eight states: Arizona, California, Nevada, New Mexico, Oregon, Tennessee, Utah and West Virginia. The closings are expected to occur state by state throughout 1995 and the first half of 1996.