Form 10-Q
period 1995-03-31
CITIZENS UTILITIES CO
filed 1995-05-15
CIK 20520

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




                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                                          FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995
                               --------------
Commission file number 001-11001
                       ---------


                         CITIZENS UTILITIES COMPANY
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                             06-0619596
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                                  06905
- ----------------------------------------             ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (203) 329-8800
                                                   --------------------------


                               NONE
- -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                    Yes  X     No
                                                        ---        ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 28, 1995.

                                Common Stock Series A        153,989,881
                                Common Stock Series B         62,999,971

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        ------------------------------------------

                                                                 INDEX
                                                                 -----



                                                                   Page No.
                                                                   --------

Part I.  Financial Information
   Consolidated Condensed Balance Sheets March 31, 1995
        and December 31, 1994                                          2

    Consolidated Condensed Statements of Income for the
        Three Months Ended March 31, 1995 and 1994                     3

    Consolidated Condensed Statements of Cash Flows for
        the Three Months Ended March 31, 1995 and 1994                 4

    Notes to Financial Statements                                      5

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            6

Part II.  Other Information                                            7

Signature                                                             10

                           PART I.  FINANCIAL INFORMATION
                            ------------------------------

                      CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      -------------------------------------------

                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           -------------------------------------
                                      (In thousands)


                                                      March        December
                                                      31, 1995     31, 1994
                                                      --------     --------
          ASSETS
          ------

Current assets:
  Cash and cash equivalents             $     19,481    $   14,224
  Temporary investments                       25,910       108,818
  Accounts receivable                        155,886       166,795
  Other                                       31,054        24,217
                                        ------------   -----------
                                             232,331       314,054
                                        ------------   -----------
Property, plant and equipment              3,632,207     3,583,723
Less accumulated depreciation              1,055,467     1,014,068
                                        ------------   -----------
                                           2,576,740     2,569,655
                                        ------------   -----------


Investments                                  329,301       325,011
Regulatory assets                            178,009       177,414
Deferred debits and other assets             185,515       190,432
                                         -----------   -----------
                                         $ 3,501,896    $3,576,566
                                        ============   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Long-term debt due within one year     $     5,564     $  13,986
  Short-term debt                            164,300       515,200
  Other                                      317,200       349,991
                                        ------------    -----------
                                             487,064       879,177
Customer advances for construction and
  contributions in aid of construction       219,594       216,730
Deferred income taxes                        256,004       248,150
Regulatory liabilities                        30,318        30,830
Deferred credits and other liabilities        55,325        50,594
Long-term debt                             1,002,138       994,189
                                        ------------   -----------
                                           2,050,443     2,419,670
                                        ------------   -----------
Shareholders' equity:
  Common stock issued, $.25 par value
    Series A                                  38,546        33,586
    Series B                                  15,667        14,782
  Additional paid-in capital               1,158,118       861,981
  Retained earnings                          229,152       237,417
  Unrealized gain on securities
    classified as available for sale           9,970         9,130
                                        ------------   -----------
                                           1,451,453     1,156,896
                                        ------------   -----------
                                         $ 3,501,896    $3,576,566
                                        ============   ===========

The accompanying Notes are an integral part of these Financial Statements.

                     ------------------------------------------

                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     ------------------------------------------

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     ------------------------------------------

                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                --------------------------------------------------
                     (In thousands, except per-share amounts)


                                                 1995              1994
                                                 ----              ----
         Revenues                            $269,534          $223,896

         Expenses:
             Operating expenses               171,239           151,534
             Depreciation                      39,393            25,401
                                             --------          --------
                                              210,632           176,935
                                             --------          --------

                Income from operations         58,902            46,961

          Other income, net                    12,855            11,906
          Interest expense                     22,697            13,137
                                             --------          --------

                Income before income taxes     49,060            45,730


          Income taxes                         15,156            14,075
                                             --------          --------
                Net income                   $ 33,904          $ 31,655
                                             ========          ========


          Earnings per share of common stock
            Series A and Series B              $ .16            $ .16*
                                               =====            ======

          Number of common shares outstanding
            at March 31:
             Series A Common Stock            154,188          137,744*
             Series B Common Stock             62,658           57,133*

          Dividends declared on common stock:
             In Series A shares on Series A
                Common Stock and in Series B
                shares on Series B Common
                Stock paid quarterly - rate      1.5%             1.1%
                                                 ====             ====


          *Adjusted for subsequent stock dividends


          The accompanying Notes are an integral part of these Financial Statements.

                      ------------------------------------------

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        -------------------------------------------

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                    --------------------------------------------------
                                        (In thousands)




                                                      1995          1994
                                                      ----          ----

          Net cash provided by operating activities   $58,722      $49,134
                                                      -------       -------
          Cash flows from investing activities:
             Construction expenditures                (45,441)     (47,235)
             Securities purchases                           -       (4,706)
             Securities sales                          51,086        7,972
             Securities maturities                     34,423       12,340
             Business Acquisitions                     (4,597)           -
             Customer Advances for construction and
               contributions in aid of construction     1,918         (568)
             Other, net                                   758        2,950
                                                      -------      -------
                                                       38,147      (29,247)
                                                      -------      -------

          Cash flows from financing activities:
             Long-term debt borrowings                 12,277       22,476
             Long-term debt principal payments        (12,247)        (321)
             Short-term debt payments                (350,900)     (38,730)
             Issuance of common stock                 258,823            -
             Other                                        435          167
                                                      -------      -------
                                                      (91,612)     (16,408)
                                                      -------      -------

          Increase in cash and cash equivalents         5,257        3,479
          Cash and cash equivalents at January 1,      14,224       21,738
                                                      -------      -------
          Cash and cash equivalents at March 31,      $19,481      $25,217
                                                      =======      =======





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

(2) Earnings per share is based on the average number of outstanding shares, adjusted for subsequent stock dividends and stock splits. Earnings per share is presented with historical adjustment for stock dividends and stock splits. The effect on earnings per share of outstanding stock options is immaterial.

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

(4) Pursuant to the provisions of SFAS 115, the Company classified its investments into two categories, "held-to-maturity" and "available-for-sale". The Company records unrealized holding gains on securities classified as available-for-sale as an increase to investments.
      The following summarizes the cost, unrealized gains and fair market value for investments:

                                                Unrealized     Aggregate Fair
Investment Classification    Amortized Cost    Holding Gains        Value
- -------------------------    --------------    -------------   --------------

As of March 31, 1995
- --------------------
Held-To-Maturity             $289,061,000       $79,353,000      $368,414,000
Available-For-Sale             50,574,000        15,576,000        66,150,000

As of December 31, 1994
- -----------------------
Held-To-Maturity             $368,302,000       $77,355,000      $445,657,000
Available-For-Sale             50,809,000        14,718,000        65,527,000



                                 Held-to-Maturity Securities
                                 ---------------------------

Investment              Amortized Cost                     Fair Value
Maturities     March 31, 1995  Dec. 31, 1994   March 31, 1995   Dec. 31, 1994
- ----------     --------------  -------------   --------------   -------------

Within 1 year   $ 79,297,000   $108,818,000    $ 79,521,000     $108,935,000
2-5 years         98,780,000    141,030,000      98,796,000      139,567,000
6-10 years        23,042,000     34,171,000      23,532,000       32,656,000
Thereafter        87,942,000     84,283,000     166,565,000      163,499,000
                ------------  -------------    ------------     ------------
                $289,061,000   $368,302,000    $368,414,000     $445,657,000
                ============  =============    ============     ============

     The Company sold $48,406,000 of securities classified as held-to-maturity during 1995 for the purpose of permanently financing the acquisition of the GTE Telephone Properties; gains and losses of $358,000 and $295,000, respectively, were realized on such sales. This decrease in securities is presented in the attached Balance Sheet as a reduction to Temporary investments. The amortized cost and related gains on available-for-sale securities sold during 1995 were $235,000 and $2,445,000, respectively.

                  ------------------------------------------
                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 ------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
- --------------------------------------------------------------------------------

(a) Liquidity and Capital Resources
    -------------------------------
      For the three months ended March 31, 1995, the primary source of funds was from operations. Funds requisitioned from the 1994, 1993 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for construction of utility plant. On May 3, 1995, the Company arranged for the issuance of $13,550,000 of Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds bearing interest at 6.2% and mature on May 1, 2030. Commercial paper notes payable in the amount of $349,800,000 were outstanding as of March 31, 1995, of which $164,300,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the acquired GTE Telephone Properties. The $164,300,000 of commercial paper is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the issuance of securities. On January 30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 5/8 per share and realized $244,200,000 in net proceeds. These proceeds were used to repay short-term debt. An additional 914,000 shares of Series A and Series B were issued pursuant to shareholder and employee stock plans in the first quarter of 1995. The Company realized $11,770,000 in proceeds from these issuances. On March 31, 1995, $8,600,000 of 11% Subordinated Investment Notes matured.
     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity.
Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at March 31, 1995 as compared to December 31, 1994. The increase is primarily due to the repayment of short-term debt. The Company has lines of credit with commercial banks under which it may borrow up to $1,200,000,000, there were no amounts outstanding under these lines at March 31, 1995.
    The Company has entered into certain agreements whereby it has the right to acquire shares of, and to provide certain management services to, Hungarian Telephone & Cable Corp., a Delaware corporation (NASDAQ: HTCC). Such arrangements are conditioned upon, among other things, the parties entering into definitive agreements.
    The Company has requests for increases in annual revenues pending before regulatory commissions in California, Illinois, Hawaii, Ohio and Vermont.

(b)  Results of Operations
     ---------------------
       Operating revenues for the three months ended March 31, 1995 increased $45,638,000 or 20% compared to the like 1994 period primarily due to increased telecommunications revenues. Telecommunications revenues totaled $142,949,000, a 69% increase over the 1994 amount of $84,731,000 primarily due to revenues derived from operating the GTE Telephone Properties acquired on June 30, November 30 and December 30, 1994; partially offset by a $9,944,000 decrease in revenues of the Company's California Telephone Operations due to the expiration of the Pacific Bell contract on December 31, 1994. Natural gas revenues decreased 16% primarily due to $6,100,000 of decreased average revenue per MCF of gas sold to residential and commercial customers and $5,510,000 of decreased consumption as a result of mild weather conditions in the first quarter of 1995.
      Operating expenses of $171,239,000 for the three months ended March 31, 1995 increased 13% over the 1994 amount of $151,534,000 primarily due to increased telecommunications operating expenses. The increase in operating expenses was partially offset by a 23% decrease in natural gas purchased due to lower commodity prices and decreased customer consumption. Depreciation expense of $39,393,000 for the three months ended March 31, 1995 increased 55% compared to the like 1994 period primarily due to increased depreciable plant as a result of the acquisitions of the GTE Telephone Properties.
     Other income, net for the three months ended March 31, 1995 increased 8% compared to the amount reported last year due to increases of $1,046,000 in the allowance for funds used during construction as a result of increased property, plant and equipment. In addition, there was a net increase of $1,244,000 in investment income primarily due to net gains on securities sold, partially offset by a decrease in tax exempt income.
    Interest expense for the three months ended March 31, 1995 increased $9,560,000 or 73% over the 1994 amount of $13,137,000 primarily as a result of debentures issued to finance the acquisition of the GTE Telephone Properties acquired and an increase in Industrial Development Revenue Bond borrowings.
The increase in interest expense was partially offset by increased allowance for funds used during construction, which is related to borrowings, as a result of increased property plant and equipment. Income taxes for the three months ended March 31, 1995 increased compared to the like 1994 period primarily due to increased taxable income.

                        PART II.  OTHER INFORMATION
                        ---------------------------
               CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
               ------------------------------------------

Item 1.  Legal Proceedings
         -----------------
           In September 1992, the United States Environmental Protection Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company settled this action on March 23, 1995. Under the settlement, the Company paid a fine of $501,000 and it will also make certain plant improvements with an estimated cost of $2,200,000. These improvements are presently under design. Construction is expected to begin later in 1995 and be completed before the end of 1996. The improvements are required in order to comply with new discharge limits reached under the settlement.
          As a regulated entity, the Company is entitled to earn a fair rate of return on these improvements that are placed in service for the benefit of its customers. The Company believes that the cost of these improvements will be recovered through customer rates.
          On February 19, 1993, the Company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. The plaintiff alleged that the Company, through its Sun City Water Company and Sun City Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978 and claimed damages of $65,000,000 before trebling.
         The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986 and the ACC rejected those allegations. On February 1, 1994, the Company's motion to dismiss this action was granted and the complaint was dismissed by an opinion and order of the District Court. On February 9, 1994, plaintiff filed a notice of appeal seeking review of the court's ruling by the United States Court of Appeals for the Second Circuit. The Second Circuit denied the appeal on January 23, 1995 and the Plaintiff filed a Writ of Certiorari to the United States Supreme Court on February 14, 1995. The Supreme Court denied Plaintiff's motion on April 17, 1995, thus extinguishing all avenues of further appeal and bringing the case to a close.
         In June 1993, several stockholders commenced purported derivative actions in the Delaware Court of Chancery against the Company's Board of Directors. These actions have since been consolidated (the "Consolidated Action"). These stockholders allege that the compensation approved by the Board of Directors for the Company's Chairman is excessive and seek, among other things, an accounting for alleged corporate waste and a declaration that the Chairman's employment agreement and existing stock options are invalid. These stockholders further allege that certain corporate transactions involving the Company and Century Communications Corp. ("Century") benefitted Century to the detriment of the Company and that the Company's Chairman was granted stock options in the Company's Subsidiary, Citizens Cellular, which benefitted him when the Subsidiaries subsequently merged. In February 1994, a memorandum of understanding was executed among counsel for the stockholders in the Consolidated Action and counsel for the Company's Board of Directors. The memorandum of understanding contemplates that the parties will attempt to agree upon and execute a stipulation of settlement resolving all of the claims in the Consolidated Action. Consummation of the proposed settlement will be subject to: (a) the completion by plaintiffs of appropriate confirmatory discovery in the Consolidated Action; (b) the drafting and execution of a stipulation of settlement; (c) notice to all stockholders of the Company of the terms of the proposed settlement; and (d) final approval of the stipulation of settlement by the Delaware Court of Chancery and dismissal of the Consolidated Action with prejudice. It is contemplated that the stipulation of settlement will provide for certain modifications to the Chairman's compensation arrangements and Company by-laws and for the complete release and settlement of all claims of the plaintiffs and all derivative claims of the Company against the Company's Board of Directors arising out of the allegations in the Consolidated Action. The plaintiffs in the Consolidated Action have completed their confirmatory discovery, and the terms of the stipulation of settlement are being negotiated. Plaintiffs' counsel will seek an award of attorneys' fees and expenses in connection with the settlement.
No understanding has been reached with respect to the amount of fees and expenses to be sought, but the Company expects to recover substantially all of the fees and expenses, if any, to be awarded by the Delaware Court of Chancery to plaintiffs' counsel under the Company's Directors' and Officers' liability insurance policy.

                    PART II.  OTHER INFORMATION
                    ---------------------------
           CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           -------------------------------------------


     Another action ("Thorpe") was filed in June 1993 in the Delaware Court of Chancery. Like the plaintiffs in the Consolidated Action, plaintiffs in Thorpe allege derivative claims challenging the Chairman's compensation as excessive and the validity of certain stock options granted to the Chairman and other members of the Company's Board of Directors. The plaintiffs in Thorpe also assert derivative claims challenging the fairness of the 1991 merger between the cellular subsidiaries of the Company and Century. In addition, these plaintiffs have alleged that the Chairman and Century paid a premium to purchase control of the Company from the former Chairman, Richard L. Rosenthal, and others. The plaintiffs in Thorpe have also asserted individual and purported class claims challenging the disclosures made by the defendants relating to the above matters and the allegedly improper accounting treatment with respect to the Company's investment in Centennial Cellular Corp. These plaintiffs seek, among other things, an accounting for alleged corporate waste, a declaration that the Chairman's employment agreement and existing stock options are invalid and unspecified monetary damages from the director defendants. In November 1993, another purported derivative action ("Biggs") was filed in the Delaware Court of Chancery against the Company's Board of Directors and Century. The plaintiffs in Biggs challenge the Chairman's compensation, the grant of stock options to the Chairman and other members of the Company's Board of Directors and the 1991 cellular subsidiary merger and the service agreement between Century and Centennial.
The Company's Board of Directors has moved to dismiss the complaints in these derivative actions for failure to state a claim and for failure to comply with the demand requirements applicable to a derivative suit. The motions were never decided. In May 1994, the Delaware Court of Chancery stayed proceedings in the Thorpe and Biggs actions pending presentation of the proposed stipulation of settlement of the Consolidated Action for approval by the Court. In April 1995, the Delaware Court of Chancery vacated the stay of proceedings in the Thorpe and Biggs actions, and in May 1995, plaintiffs in these actions filed supplemental and amended complaints.
   In addition to the claims previously asserted, the supplemental and amended complaints challenge certain stock options granted to the Chairman in 1993 and certain of the terms of the Chairman's employment agreement.
   In June 1993, a stockholder of the Company ("Berlin") commenced a purported class action in the United States District Court for the District of Delaware against the Company and the Company's Board of Directors. The stockholder's complaint, amended in July 1993, alleged that the proxy statements disseminated by the Company from 1990 to 1993 failed to disclose material information regarding, among other things, the Chairman's compensation and certain purported related-party transactions and thereby violated federal and state disclosure requirements. The relief sought included a declaration that the results of the 1993 Annual Meeting of the stockholders are null and void, a declaration that the Chairman's Employment Agreement is invalid and unspecified damages. In September 1994, the District Court granted in part and denied in part defendants' motion to dismiss the amended complaint and denied defendants' motion for summary judgment. In October 1994, defendants moved for summary judgment dismissing the remainder of the claim. In November 1994, plaintiff moved to supplement her amended complaint to add a claim seeking to invalidate the results of the 1994 Annual Meeting of Citizens stockholders on the grounds that the Company's 1994 proxy statement allegedly failed to disclose the amount of the management fee then proposed to be paid to Century in connection with a proposed cable television joint venture. The proposed supplemental complaint also seeks unspecified monetary damages. In April 1995, the Delaware federal district court granted defendant's motion for summary judgement dismissing the remainder of the complaint and denied Berlin's motion for leave to supplement her complaint.
   In October 1994, the Company and eight other companies were served with a Summons and Complaint by the Town of Walkill, New York ("the Town") in the United States District Court for the Southern District of New York. The Town seeks to recover an unspecified amount representing response costs resulting from the release or threatened release of hazardous substances at the Town's Landfill, and damages and restitution under common law theories for other costs associated with environmental conditions at the Town's Landfill. The Town also seeks a declaratory judgement under CERCLA that the Defendants are strictly, jointly and severally liable for future necessary response costs. The Company notified GTE Corporation of this action since any potential liability for this matter has been retained by GTE Corporation pursuant to the Asset Purchase Agreement dated May 18, 1993. GTE Corporation has assumed the Company's defense in this action.
    The Company believes the risk of material loss from the above actions is remote.

                          PART II.  OTHER INFORMATION
                          ---------------------------
                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     ------------------------------------------


Item 6.         Reports on Form 8-K
                -------------------

(b) The Company filed on Form 8-K dated January 3, 1995, under Item 5 "Other Events", the Fourth Supplemental Indenture, supplemental to the Indenture dated as of August 15, 1991 between Citizens Utilities Company and Chemical Bank (Trustee).

The Company filed on Form 8-K dated February 8, 1995, under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", notice of the sale of shares to the underwriters identified in the Prospectus Supplement dated January 23, 1995 to the Prospectus dated March 28, 1994.

                          CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          ------------------------------------------




                                               SIGNATURE
                                               ---------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 CITIZENS UTILITIES COMPANY
                                                 --------------------------
                                                       (Registrant)


Date     May 15, 1995                             By: Livingston E. Ross
         -----------                              -----------------------------
                                                  /s/ Livingston E. Ross
                                                  Vice President and Controller