Form 10-Q/A
period 1995-03-31
CITIZENS UTILITIES CO
filed 1995-06-20
CIK 20520

CITIZENS UTILITIES COMPANY






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


For the quarterly period ended March 31, 1995  Commission file number 001-11001


CITIZENS UTILITIES COMPANY
(Exact name of registrant as specified in its charter)


Delaware                                            06-0619596
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)



          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                           06905
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code     (203) 329-8800

                              NONE
Former name, former address and former fiscal year, if changed since last report.


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

                                           INDEX




                                                                  Page No.

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

                                   PART I.  FINANCIAL INFORMATION

                           CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (In thousands)



                                                 March              December
                                                31, 1995            31, 1994

                                                          ASSETS

Current assets:
  Cash and cash equivalents                  $     19,481          $   14,224
  Temporary investments                            25,910             108,818
  Accounts receivable                             155,886             166,795
  Other                                            31,054              24,217
                                             ------------          ----------
                                                  232,331             314,054

  Property, plant and equipment                 3,632,207           3,583,723
  Less accumulated depreciation                 1,055,467           1,014,068
                                             ------------          ----------
                                                2,576,740           2,569,655
                                             ------------          ----------

  Investments                                     329,301             325,011
  Regulatory assets                               178,009             177,414
  Deferred debits and other assets                185,515             190,432
                                             ------------          ----------
                                             $  3,501,896         $ 3,576,566
                                             ============         ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year         $      5,564         $    13,986
  Short-term debt                                 164,300             515,200
  Other                                           317,200             349,991
                                             ------------         -----------
                                                  487,064             879,177
Customer advances for construction and
   contributions in aid of construction           219,594             216,730
  Deferred income taxes                           256,004             248,150
  Regulatory liabilities                           30,318              30,830
  Deferred credits and other liabilities           55,325              50,594
  Long-term debt                                1,002,138             994,189
                                             ------------         -----------
                                                2,050,443           2,419,670
                                             ------------         -----------

  Shareholders' equity:
    Common stock issued, $.25 par value
      Series A                                     38,546              33,586
      Series B                                     15,667              14,782
    Additional paid-in capital                  1,158,118             861,981
    Retained earnings                             229,152             237,417
    Unrealized gain on securities
     classified as available for sale               9,970               9,130
                                             ------------         -----------
                                                1,451,453           1,156,896
                                             ------------         -----------
                                             $  3,501,896         $ 3,576,566
                                             ============         ===========


The accompanying Notes are an integral part of these Financial Statements.

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                      (In thousands, except per-share amounts)


                                                    1995               1994

Revenues                                          $269,534           $223,896

Expenses:
  Operating expenses                               171,239            151,534
  Depreciation                                      39,393             25,401
                                                  --------           --------
                                                   210,632            176,935
                                                  --------           --------

   Income from operations                           58,902             46,961

     Other income, net                              12,855             11,906
     Interest expense                               22,697             13,137
                                                  --------           --------

   Income before income taxes                       49,060             45,730


     Income taxes                                   15,156             14,075
                                                  --------           --------
     Net income                                   $ 33,904           $ 31,655
                                                  ========           ========


Earnings per share of common stock Series A
 and Series B                                        $.16               $.16*
                                                     ====               ====


Number of common shares outstanding at March 31:
        Series A Common Stock                     154,188           137,744*
        Series B Common Stock                      62,658            57,133*

Dividends declared on common stock:
        In Series A shares on Series A
        Common Stock and in Series B shares
        on Series B Common Stock
        paid quarterly - rate                       1.5%                1.1%
                                                    ====                ====





          *Adjusted for subsequent stock dividends


The accompanying Notes are an integral part of these Financial Statements.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (In thousands)




                                              1995               1994


Net cash provided by operating activities   $58,722            $49,134
                                            =======            =======
Cash flows from investing activities:
  Construction expenditures                 (45,441)           (47,235)
  Securities purchases                            -             (4,706)
  Securities sales                           51,086              7,972
  Securities maturities                      34,423             12,340
  Business Acquisitions                      (4,597)                 -
  Customer Advances for construction an
   contributions in aid of construction       1,918               (568)
  Other, net                                    758              2,950
                                            -------            -------
                                             38,147            (29,247)
Cash flows from financing activities:
  Long-term debt borrowings                  12,277             22,476
  Long-term debt principal payments         (12,247)              (321)
  Short-term debt payments                 (350,900)           (38,730)
  Issuance of common stock                  258,823                  -
  Other                                         435                167
                                            -------            -------
                                            (91,612)           (16,408)
                                            -------            -------

Increase in cash and cash equivalents         5,257              3,479
Cash and cash equivalents at January 1,      14,224             21,738
                                            -------            -------
Cash and cash equivalents at March 31,      $19,481            $25,217
                                            =======            =======

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS

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

(4) Pursuant to the provisions of SFAS 115, the Company classifies its investments into two categories, "held-to-maturity" and "available-for-sale". The Company records unrealized holding gains on securities classified as available-for-sale as an increase to investments. The following summarizes the cost, unrealized gains and fair market value for investments.

                                             Unrealized      Aggregate Fair

Investment Classification  Amortized Cost    Holding Gains       Value

As of March 31, 1995
Held-To-Maturity           $289,061,000       $79,353,000     $368,414,000
Available-For-Sale           50,574,000        15,576,000       66,150,000

As of December 31, 1994
Held-To-Maturity           $368,302,000       $77,355,000     $445,657,000
Available-For-Sale           50,809,000        14,718,000       65,527,000

                                       Held-to-Maturity Securities

                               Amortized Cost                   Fair Value
Investment Maturities  March 31, 1995  December 31, 1994  March 31, 1995  December 31, 1994

Within 1 year          $79,297,000     $108,818,000       $ 79,521,000     $108,935,000
2-5 years               98,780,000      141,030,000         98,796,000      139,567,000
6-10 years              23,042,000       34,171,000         23,532,000       33,656,000
Thereafter              87,942,000       84,283,000        166,565,000      163,499,000
                      $289,061,000     $368,302,000       $368,414,000     $445,657,000

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

                       CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Liquidity and Capital Resources
     For the three months ended March 31, 1995, the primary source of funds was from operations. Funds requisitioned from the 1994, 1993 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for construction of utility plant. On May 3, 1995, the Company arranged for the issuance of $13,550,000 of Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds bearing interest at 6.2% and mature on May 1, 2030. Commercial paper notes payable in the amount of $349,800,000 were outstanding as of March 31, 1995, of which $164,300,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the acquired GTE Telephone Properties. The $164,300,000 of commercial paper is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the issuance of securities. On January
30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 3/8 per share and realized $244,200,000 in net proceeds. These proceeds were used to repay short-term debt. An additional 914,000 shares of Series A and Series B were issued pursuant to shareholder and employee stock plans in the first quarter of 1995. The Company realized $11,770,000 in proceeds from these issuances. On March 31, 1995, $8,600,000 of 11% Subordinated Investment Notes matured.
  The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at March 31, 1995 as compared to December 31, 1994. The increase is primarily due to the repayment of short-term debt. The Company has lines of credit with commercial banks under which it may borrow up to $1,200,000,000, there were no amounts outstanding under these lines at March 31, 1995.
  The Company has entered into certain agreements whereby it has the right to acquire shares of, and to provide certain management services to, Hungarian Telephone & Cable Corp., a Delaware corporation (NASDAQ: HTCC).
Such arrangements are conditioned upon, among other things, the parties entering into definitive agreements.
  The Company has requests for increases in annual revenues pending before regulatory commissions in California, Illinois, Hawaii, Ohio and Vermont.

(b)  Results of Operations
      Operating revenues for the three months ended March 31, 1995 increased $45,638,000 or 20% compared to the like 1994 period primarily due to increased telecommunications revenues. Telecommunications revenues totaled $142,949,000, a 69% increase over the 1994 amount of $84,731,000 primarily due to revenues derived from operating the GTE Telephone Properties acquired on June 30, November 30 and December 30, 1994; partially offset by a $9,944,000 decrease in revenues of the Company's California Telephone Operations due to the expiration of the Pacific Bell contract on December 31, 1994. Natural gas revenues decreased 16% primarily due to $6,100,000 of decreased average revenue per MCF of gas sold to residential and commercial customers and $5,510,000 of decreased consumption as a result of mild weather conditions in the first quarter of 1995.
     Operating expenses of $171,239,000 for the three months ended March
31, 1995 increased 13% over the 1994 amount of $151,534,000 primarily due to increased telecommunications operating expenses. The increase in operating expenses was partially offset by a 23% decrease in natural gas purchased due to lower commodity prices and decreased customer consumption. Depreciation expense of $39,393,000 for the three months ended March 31, 1995 increased
55% compared to the like 1994 period primarily due to increased depreciable plant as a result of the acquisitions of the GTE Telephone Properties.
     Other income, net for the three months ended March 31, 1995 increased
8% compared to the amount reported last year due to increases of $1,046,000 in the allowance for funds used during construction as a result of increased property, plant and equipment. In addition, there was a net increase of $1,244,000 in investment income primarily due to net gains on securities sold, partially offset by a decrease in tax exempt income.
     Interest expense for the three months ended March 31, 1995 increased $9,560,000 or 73% over the 1994 amount of $13,137,000 primarily as a result of debentures issued to finance the acquisition of the GTE Telephone Properties acquired and an increase in Industrial Development Revenue Bond borrowings. The increase in interest expense was partially offset by increased allowance for funds used during construction, which is related to borrowings, as a result of increased property plant and equipment. Income taxes for the three months ended March 31, 1995 increased compared to the like 1994 period primarily due to increased taxable income.

                       PART II.  OTHER INFORMATION
             CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 1. Legal Proceedings
         In September 1992, the United States Environmental Protection Agency filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's
Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company settled this action on March 23, 1995. Under the settlement, the Company paid a fine of $501,000 and it will also make certain plant improvements with an estimated cost of $2,200,000. These improvements are presently under design. Construction is expected to begin later in 1995 and be completed before the end of 1996. The improvements are required in order to comply with new discharge limits reached under the settlement. As a regulated entity, the Company is entitled to earn a fair rate of return on these improvements that are placed in service for the benefit of its customers. The Company believes that the cost of these improvements will be recovered through customer rates.
         On February 19, 1993, the Company was served with a summons and complaint in an action brought by the Sun City Taxpayers' Association in the United States District Court for the District of Connecticut. The plaintiff alleged that the Company, through its Sun City Water Company and Sun City
Sewer Company subsidiaries, misrepresented rate-base investment in rate applications submitted to the Arizona Corporation Commission ("ACC") between 1968 and 1978 and claimed damages of $65,000,000 before trebling. The plaintiff made substantially the same allegations in a regulatory proceeding before the ACC in 1986 and the ACC rejected those allegations. On February 1, 1994, the Company's motion to dismiss this action was granted and the complaint was dismissed by an opinion and order of the District Court. On February 9, 1994, plaintiff filed a notice of appeal seeking review of the court's ruling by the United States Court of Appeals for the Second Circuit. The Second Circuit denied the appeal on January 23, 1995 and the Plaintiff filed a Writ of Certiorari to the United States Supreme Court on February 14, 1995.
The Supreme Court denied Plaintiff's motion on April 17, 1995, thus extinguishing all avenues of further appeal and bringing the case to a close.
     In June 1993, several stockholders commenced purported derivative actions in the Delaware Court of Chancery against the Company's Board of Directors. These actions have since been consolidated (the "Consolidated Action"). These stockholders allege that the compensation approved by the Board of Directors for the Company's Chairman is excessive and seek, among other things, an accounting for alleged corporate waste and a declaration that the Chairman's employment agreement and existing stock options are invalid. These stockholders further allege that certain corporate transactions involving the Company and Century Communications Corp.
("Century") benefitted Century to the detriment of the Company and that the Company's Chairman was granted stock options in the Company's Subsidiary, Citizens Cellular, which benefitted him when the Subsidiaries subsequently merged. In February 1994, a memorandum of understanding was executed among counsel for the stockholders in the Consolidated Action and counsel for the Company's Board of Directors. The memorandum of understanding contemplates that the parties will attempt to agree upon and execute a stipulation of settlement resolving all of the claims in the Consolidated Action.
Consummation of the proposed settlement will be subject to: (a) the completion by plaintiffs of appropriate confirmatory discovery in the Consolidated Action; (b) the drafting and execution of a stipulation of settlement; (c) notice to all stockholders of the Company of the terms of the proposed settlement; and (d) final approval of the stipulation of settlement by the Delaware Court of Chancery and dismissal of the Consolidated Action with prejudice. It is contemplated that the stipulation of settlement will provide for certain modifications to the Chairman's compensation arrangements and Company by-laws and for the complete release and settlement of all claims of the plaintiffs and all derivative claims of the Company against the Company's Board of Directors arising out of the allegations in the Consolidated Action. The plaintiffs in the Consolidated Action have completed their confirmatory discovery, and the terms of the stipulation of settlement are being negotiated. Plaintiffs' counsel will seek an award of attorneys' fees and expenses in connection with the settlement.
No understanding has been reached with respect to the amount of fees and expenses to be sought, but the Company expects to recover substantially all of the fees and expenses, if any, to be awarded by the Delaware Court of Chancery to plaintiffs' counsel under the Company's Directors' and Officers' liability insurance policy.

                     PART II.  OTHER INFORMATION
             CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


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

                           PART II.  OTHER INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 6. Reports on Form 8-K

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




                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CITIZENS UTILITIES COMPANY
                                             (Registrant)


Date     June 20, 1995                        By: /s/ Livingston E. Ross
                                                  Vice President and
                                                  Controller