Form 10-Q
period 1995-06-30
CITIZENS UTILITIES CO
filed 1995-08-14
CIK 20520

CITIZENS UTILITIES COMPANY





                                      FORM 10-Q




                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934




                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549

                                         FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995  Commission file number 001-11001


                              CITIZENS UTILITIES COMPANY
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Delaware                                     06-0619596
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                              06905
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (203) 329-8800

                                 NONE
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                                    Yes  X     No
                                                       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 1994

                        Common Stock Series A     154,653,796
                        Common Stock Series B      67,242,855

                CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                   INDEX

                                                                 Page No.

Part I.  Financial Information

  Consolidated Condensed Balance Sheets
    June 30, 1995 and December 31, 1994                             2

  Consolidated Condensed Statements of Income
    for the Three Months Ended June 30, 1995 and 1994               3

  Consolidated Condensed Statements of Income for
    the Six Months Ended June 30, 1995 and 1994                     4

  Consolidated Condensed Statements of Cash Flows for
    the Six Months Ended June 30, 1995 and 1994                     5

  Notes to Financial Statements                                     6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             7

Part II.  Other Information                                         9

Signature                                                          12

                           PART I.  FINANCIAL INFORMATION

                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands)


                                              June               December
                                            30, 1995             31, 1994
                                            --------             --------

ASSETS
------

Current assets:
  Cash and cash equivalents                $   17,572          $   14,224
  Temporary investments                             0             108,818
  Accounts receivable                         172,055             166,795
  Other                                        35,034              24,217
                                           ----------          ----------
                                              224,661             314,054


Property, plant and equipment                3,812,984           3,583,723
Less accumulated depreciation                1,132,652           1,014,068
                                            ----------         -----------
                                             2,680,332           2,569,655
                                            ----------         -----------

Investments                                    328,332             325,011
Regulatory assets                              178,263             177,414
Deferred debits and other assets               203,984             190,432
                                            ----------         -----------
                                            $3,615,572          $3,576,566
                                            ==========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Long-term debt due within one year        $    4,788         $    13,986
  Short-term debt                              160,600             515,200
  Other                                        294,440             349,991
                                            ----------         -----------
                                               459,828             879,177
Customer advances for construction and
  contributions in aid of construction         217,676             216,730
Deferred income taxes                          262,932             248,150
Regulatory liabilities                          29,817              30,830
Deferred credits and other liabilities          72,637              50,594
Long-term debt                               1,070,456             994,189
                                            ----------         -----------
                                             2,113,346           2,419,670

Shareholders' equity:
  Common stock issued, $.25 par value
    Series A                                    38,812              33,586
    Series B                                    16,405              14,782
  Additional paid-in capital                 1,205,166             861,981
  Retained earnings                            231,943             237,417
  Unrealized gain on securities
    classified as available for sale             9,900               9,130
                                            ----------         -----------
                                             1,502,226           1,156,896
                                            ----------         -----------
                                            $3,615,572          $3,576,566

The accompanying Notes are an integral part of these Financial Statements.

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (In thousands, except per-share amounts)


                                                  1995               1994
                                                  ----               ----

Revenues                                        $251,678           $187,130

Expenses:
  Operating expenses                             151,443            103,920
  Depreciation                                    38,103             24,618
                                                --------           --------
                                                 189,546            128,538
                                                --------           --------

    Income from operations                        62,132             58,592

Other income, net                                 14,924             11,455
Interest expense                                  21,007             14,825
                                                --------           --------

    Income before income taxes                    56,049             55,222


Income taxes                                      14,110             17,206
                                                --------           --------
    Net income                                  $ 41,939           $ 38,016


Earnings per share of common stock
  Series A and Series B                             $.19               $.19


Number of common shares outstanding at June 30:
  Series A Common Stock                          155,253            147,421*
  Series B Common Stock                           65,624             61,540*

Dividends declared on Common Stock:
  In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - rate                          1.50%              1.15%



* Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    (In thousands, except per-share amounts)

                                                   1995               1994
                                                   ----               ----

Revenues                                         $518,712           $409,285

Expenses:
  Operating expenses                              320,182            253,714
  Depreciation                                     77,496             50,019
                                                 --------          ---------
                                                  397,678            303,733
                                                 --------          ---------

    Income from operations                        121,034            105,552

Other income, net                                  27,779             23,361
Interest expense                                   43,704             27,962
                                                 --------          ---------

    Income before income taxes                    105,109            100,951

Income taxes                                       29,266             31,281
                                                 --------          ---------
  Net income                                     $ 75,843          $  69,670
                                                 ========          =========


Earnings per share of common stock
  Series A and Series B                              $.36               $.36


Number of common shares outstanding at June 30:
  Series A Common Stock                           155,253            147,421  *
  Series B Common Stock                            65,624             61,540  *

Dividends declared on Common Stock:
  In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - compounded rate                 3.02%              2.26%


* Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (In thousands)



                                                   1994              1993
                                                   ----              ----

Net cash provided by operating activities        $97,987           $77,847
                                                 -------           -------
Cash flows from investing activities:
  Construction expenditures                      (94,788)          (90,026)
  Securities purchases                           (14,738)          (19,482)
  Securities sales                                82,785            20,136
  Securities maturities                           64,765            30,657
  Business acquisitions                         (111,469)         (501,995)
  Other, net                                      (5,084)           (4,702)
                                                 -------           -------
                                                 (78,529)         (565,412)


Cash flows from financing activities:
  Issuance of common stock                       267,261              2,534
  Long-term debt borrowings                      185,333            232,709
  Long-term debt principal payments             (126,332)           (29,764)
  Short-term debt payments                      (354,600)           275,270
  Other, net                                      12,228                336
                                                 -------           -------
                                                 (16,110)          481,085


Increase (decrease) in cash and
  cash equivalents                                 3,348            (6,480)
Cash and cash equivalents at January 1,           14,224            21,738
                                                 -------           -------
Cash and cash equivalents at June 30,            $17,572           $15,258
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

(2) Earnings per share is based on the weighted average number of outstanding shares, adjusted for subsequent stock dividends and stock splits. The effect on earnings per share of outstanding stock options is immaterial.

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

The following summarizes the cost, unrealized gains and fair market value for investments.

                                                Unrealized        Aggregate Fair
Investment Classification     Amortized Cost    Holding Gains           Value
-------------------------     --------------    -------------     --------------

As of June 30, 1995
-------------------

Held-To-Maturity               $265,309,000      $80,040,000       $345,349,000
Available-For-Sale               48,393,000       14,630,000         63,023,000

As of December 31, 1994
-----------------------

Held-To-Maturity               $368,302,000      $77,355,000       $445,657,000
Available-For-Sale               50,809,000       14,718,000         65,527,000

                                Held-to-Maturity Securities
                                ---------------------------

Investment         Amortized Cost                     Fair Value
Maturities    June 30, 1995  December 31, 1994  June 30, 1995  December 31, 1994

Within 1 year  $70,331,000      $108,818,000     $70,821,000     $108,935,000
2-5 years       83,663,000       141,030,000      84,613,000      139,567,000
6-10 years      19,784,000        34,171,000      20,227,000       33,656,000
Thereafter      91,531,000        84,283,000     169,688,000      163,499,000
               -----------      ------------     -----------     ------------
              $265,309,000      $368,302,000    $345,349,000     $445,657,000

  The Company sold $57,905,000 of securities classified as held-to-maturity during 1995 for the purpose of permanently financing the acquisition of the GTE and Alltel Telephone Properties acquired; gains and losses of $485,000 and $295,000, respectively, were realized on such sales. The amortized cost and related gains on available-for-sale securities sold during 1995 were $5,767,000 and $9,000,000, respectively.


                                   -6-

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Liquidity and Capital Resources (update)

For the six months ended June 30, 1995, the primary source of funds was from operations. Funds requisitioned from the 1995, 1994, 1993 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for construction of utility plant. On May 3, 1995, the Company arranged for the issuance of $13,550,000 of Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds bearing interest at 6.2% and maturing on May 1, 2030. On May 12, 1995, Citizens Utilities Rural Telephone Company, Inc., a subsidiary of the Company, under it's Rural Telephone Bank Loan Contract, was advanced $8,793,000. These funds bear an initial interest rate of 6.52% and have an ultimate maturity date of December 31, 2027. On
June 15, 1995, the Company issued $125,000,000 of debentures at a price of 99.918% with an interest rate of 7.45% and a maturity date of July 1, 2035. The proceeds from the sale of the debentures were used to repay commercial paper notes outstanding. Commercial paper notes payable in the amount of $239,500,000 were outstanding as of June 30, 1995, of which $160,600,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the acquisition of GTE and Alltel Telephone Properties. The $160,600,000 of commercial paper is expected to be repaid from maturing temporary investments, funds from operations and proceeds from the issuance of securities. As of August 11, 1995, $139,000,000 of this commercial paper classified as short-term debt remains outstanding.

On April 28, 1995, 31,900 shares of Series B Common Stock were issued to effect the merger of Douglasville Water Company into a subsidiary of the Company. On June 29, 1995, the Company filed a registration statement with the Securities and Exchange Commission to register 920,000 shares of Common Stock Series A or B to fund the acquisition of Flex Communications and for other corporate purposes. On July 17, 1995, Flex Communications was merged into the Company. This merger required the issuance of 855,953 shares of Citizens Series B Common Stock. On June 30, 1995, the Company acquired 35,000 telephone access lines in West Virginia and Oregon from Alltel Corporation. In conjunction with these acquisitions from Alltel, the Company assumed $26,447,000 in debt at a weighted average interest rate of 5.76%.

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at June 30, 1995 as compared to December 31, 1994. The increase is primarily due to the repayment of short-term debt. The Company has lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at June 30, 1995.

On May 31, 1995, the Company entered into definitive agreements with Hungarian Telephone and Cable Corp. ("HTCC"), a Delaware corporation, which generally provide certain rights for the Company to purchase shares of up to 51% of HTCC common stock; being granted certain registration rights with respect to HTCC common stock now owned or that may be acquired; providing certain management services on a cost-plus basis; and having the right to designate one member of the HTCC Board of Directors. On May 31, 1995, the Company also acquired 300,000, or 10% of HTCC common shares for $4,200,000. HTCC presently controls the rights to own, operate and expand certain telecommunications services to the Sarvar and Salgotarjan areas of Hungary. On July 25, 1995, the company made a secured loan to HTCC in the amount of $1,887,000.

During the six months ended June 30, 1995, the Company was authorized net increases in annual revenues for properties in Hawaii (interim order), Ohio and Vermont (final orders) totaling $9,566,000. The Company has requests for increases in annual revenues pending before regulatory commissions in California, Hawaii, Illinois, Louisiana and Pennsylvania.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


(b) Results of Operations

Operating revenues increased for the three and six months ended June 30, 1995 in comparison to the like 1994 periods primarily due to an increase in telecommunications revenues. Telecommunications revenues for the 1995 second quarter totaled $151,088,000, a 70% increase over the $88,754,000 for the second quarter of 1994. Telecommunications revenues for the six months ended June 30, 1995 totaled $291,538,000, a 68% increase over the 1994 amount of $173,485,000. The increase in telecommunications revenues for both the quarter and six months ended June 30, 1995 was primarily due to revenues derived from operating the local telephone access lines acquired from GTE Corp. The increase in telecommunications revenues was partially offset by $9,500,000 and $19,000,000 for the three and six months ended June 30, 1995, respectively, due to the expiration of the Pacific Bell Contract on December 31, 1994.
Natural gas revenues for the three months ended June 30, 1995 were flat compared to the same 1994 period. Natural gas revenues for the six months ended June 30, 1995 showed an 11% decline compared to the six months ended
June 30, 1994 due to $9,334,000 of decreased average revenue per MCF gas sold to residential and commercial customers and $1,209,000 of decreased consumption due to mild weather conditions in the first quarter of 1995.

Operating expenses for the three months ended June 30, 1995 increased 47% to $189,546,000 from $128,538,000 for the like 1994 period and for the six months ended June 30, 1995 increased 31% from $303,733,000 to $397,678,000 compared to the like 1994 period primarily due to increased telecommunications operating expenses associated with the local telephone access lines acquired from GTE Corp. The increase in operating expenses is partially offset by a 15%, or $10,717,000 decrease in natural gas purchased due to lower commodity prices and decreased customer consumption.

Depreciation expense increased 55% for both the three and six months ended June 30, 1995 compared to the like 1994 periods, primarily due to increased depreciable plant as a result of the acquisition of GTE Telephone Properties and the expansion of the Company's competitive access provider, Electric Lightwave, Inc.

Other income, net for the three and six months ended June 30, 1995 increased 30% and 19%, respectively, compared to the like 1994 periods primarily due to net gains on securities sold.

Interest expense increased 42% and 56% for the three and six months ended June 30, 1995, respectively, compared with the like 1994 periods primarily as a result of the issuance of debt securities, the proceeds of which were used to finance the acquisition of telephone properties from GTE Corp. and an increase in industrial development revenue bond borrowings. Income taxes for the three and six months ended June 30, 1995 decreased 18% and 6%, respectively, compared to the like 1994 periods primarily due to a decrease in the effective tax rate and favorable tax settlements for those periods.

PART II.  OTHER INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 1. - Legal Proceedings

In June 1993, several stockholders commenced purported derivative actions in the Delaware Court of Chancery against the Company's Board of Directors. These actions were later consolidated (the "Consolidated Action"). These stockholders alleged that the compensation approved by the Board of Directors for the Company's Chairman was excessive and sought, among other things, an action for alleged corporate waste and a declaration that the Chairman's employment agreement and existing stock options are invalid. These stockholders further alleged that certain corporate transactions involving the Company and Century Communications Corp. ("Century") benefitted Century to the detriment of the Company and that the Company's Chairman was granted stock options in the Company's Subsidiary, Citizens Cellular, which benefitted him when the Subsidiaries subsequently merged.

Another action ("Thorpe") was filed in June 1993 in the Delaware Court of Chancery. Like the plaintiffs in the Consolidation Action, plaintiffs in Thorpe alleged derivative claims challenging the Chairman's compensation as excessive in the validity of certain stock options granted to the Chairman and other members of the Company's Board of Directors. The plaintiffs in Thorpe also asserted derivative claims challenging the fairness of the 1991 merger between the cellular subsidiaries of the Company and Century. In addition, these plaintiffs have alleged that the Chairman and Century paid a premium to purchase control of the Company from the former Chairman, Richard L. Rosenthal, and others. The plaintiffs in Thorpe have also asserted individual and purported class claims challenging the disclosures made by the defendants relating to the above matters and the allegedly improper accounting treatment with respect to the Company's investment in Centennial Cellular Corp. These plaintiffs sought, among other things, an accounting for alleged corporate waste, a declaration that the Chariman's employment agreement and existing stock options are invalid and unspecified monetary damages from the director defendants. In November 1993, another purported derivative action ("Biggs") was filed in the Delaware Court of Chancery against the Company's Board of Directors and Century. The plaintiffs in Biggs challenged the Chairman's compensation, the grant of stock options to the Chairman and other members of the Company's Board of Directors in the 1991 cellular subisidiary merger and the service agreement between Century and Centennial. In May 1995, plaintiffs in the Thorpe and Biggs Actions filed supplemental and amended complaints challenging certain stock options granted to the Chairman in 1993 and certain of the terms of the Chairmans employment agreement.

On August 14, 1995, parties to the Consolidation Action, the Thorpe Action and the Biggs Action entered into a stipulation of settlement. The stipulation of settlement which is subject to approval of the Delaware Court of Chancery, provides for certain modifications to the Chairman's compensation arrangements and Company by-laws and for the complete release and settlement of all claims of the plaintiffs and all derivative claims of the Company against the Company's Board of Directors arising out of the allegations in the actions. Plaintiffs Counsel will seek and defendant's will not oppose an award of attorney fees and expenses of $2,640,000 in connection with the settlement. The Company expects to recover a substantial portion of the fees and expenses, if any, to be awarded by the Delaware Court of Chancery to Plaintiffs' Counsel under the Company's Directors and Officers liability insurance policy.

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

In June 1993, a stockholder of the Company ("Berlin") commenced a purported class action in the United States District Court for the District of Delaware against the Company and the Company's Board of Directors. The stockholder's complaint, amended in July 1993, alleged that the proxy statements disseminated by the Company from 1990 to 1993 failed to disclose material information regarding, among other things, the Chairman's compensation and certain purported related-party transactions and thereby violated federal and state disclosure requirements. The relief sought included a declaration that the results of the 1993 Annual Meeting of the stockholders are null and void, a declaration that the Chairman's Employment Agreement is invalid and unspecified damages. In September 1994, the District Court granted in part and denied in part defendants' motion to dismiss the amended complaint and denied defendants' motion for summary judgement. In October 1994, defendants moved for summary judgment dismissing the remainder of the claim. In November 1994, plaintiff moved to supplement her amended complaint to add a claim seeking to invalidate the results of the 1994 Annual Meeting of Citizens stockholders on the grounds that the Company's 1994 proxy statement allegedly failed to disclose the amount of the management fee then proposed to be paid to Century in connection with a proposed cable television joint venture. The proposed supplemental complaint also seeks unspecified monetary damages. In April 1995, the Delaware federal district court granted defendant's motion for summary judgement dismissing the remainder of the complaint and denied Berlin's motion for leave to supplement her complaint.

In October 1994, the Company and eight other companies were served with a Summons and Complaint by the Town of Walkill, New York ("the Town") in the United States District Court for the Southern District of New York. The Town seeks to recover an unspecified amount representing response costs resulting from the release or threatened release of hazardous substances at the Town's Landfill, and damages and restitution under common law theories for other costs associated with environmental conditions at the Town's Landfill. The Town also seeks a declaratory judgement under CERCLA that the Defendants are strictly, jointly and severally liable for future necessary response costs.
The Company notified GTE Corp. of this action since any potential liability for this matter has been retained by GTE Corp. pursuant to the Asset Purchase Agreement dated May 18, 1993. GTE Corp. has assumed the Company's defense in this action.

The Company believes the risk of material loss from the above actions is remote.

                      CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 4. -  Submission of Matter to a Vote of Security Holders

(a) The Registrant held its 1995 Annual Meeting of the Stockholders on May 19, 1995.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

The stockholders voted 79% of total outstanding shares in the affirmative to elect all the nominees as directors. Directors elected were N.I. Botwinik, A.I. Fleischman, S. Harfenist, A.N. Heine, E.A. Rickless, J.L. Schroeder, R.D. Siff, R.A. Stanger, E. Tornberg, C. Tow and L. Tow. Stockholders voted only 5% of outstanding shares in the negative for one or more of the nominees.

The stockholders voted 75% of total outstanding shares in the affirmative for the approval of the Non-Employee Directors Deferred Fee Equity Plan. Stockholders voted only 6% of outstanding shares against the approval of the plan.

Item 6. - Reports on Form 8-K

(b) The Company filed on Form 8-K dated June 1, 1995 under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", the audited financial statements for Mountain State Telephone Company, Navajo
Communications Company, Inc., and Alltel Nevada Inc., for each of the two years ended December 31, 1994 and 1993.

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

                                                CITIZENS UTILITIES COMPANY
                                                --------------------------
                                                (Registrant)


Date  August 10, 1994                        Livingston E. Ross
                                             Vice President and Controller