Form 10-Q/A
period 1995-06-30
CITIZENS UTILITIES CO
filed 1995-08-21
CIK 20520

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

                                         FORM 10-Q/A

                           AMENDMENT NO. 1 TO QUARTERLY REPORT
                           FILED PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 1995

                        Common Stock Series A     154,653,796
                        Common Stock Series B      67,242,855

                CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                   INDEX

                                                                 Page No.

Part I.  Financial Information

  Consolidated Condensed Balance Sheets
    June 30, 1995 and December 31, 1994                             2

  Consolidated Condensed Statements of Income
    for the Three Months Ended June 30, 1995 and 1994               3

  Consolidated Condensed Statements of Income for
    the Six Months Ended June 30, 1995 and 1994                     4

  Consolidated Condensed Statements of Cash Flows for
    the Six Months Ended June 30, 1995 and 1994                     5

  Notes to Financial Statements                                     6

  Signature                                                         7

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
                                            ==========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Long-term debt due within one year        $    4,788         $    13,986
  Short-term debt                              160,600             515,200
  Other                                        294,440             349,991
                                            ----------         -----------
                                               459,828             879,177
Customer advances for construction and
  contributions in aid of construction         217,676             216,730
Deferred income taxes                          262,932             248,150
Regulatory liabilities                          29,817              30,830
Deferred credits and other liabilities          72,637              50,594
Long-term debt                               1,070,456             994,189
                                            ----------         -----------
                                             2,113,346           2,419,670

Shareholders' equity:
  Common stock issued, $.25 par value
    Series A                                    38,812              33,586
    Series B                                    16,405              14,782
  Additional paid-in capital                 1,205,166             861,981
  Retained earnings                            231,943             237,417
  Unrealized gain on securities
    classified as available for sale             9,900               9,130
                                            ----------          ----------
                                             1,502,226           1,156,896
                                            ----------          ----------
                                            $3,615,572          $3,576,566
                                            ==========          ==========
The accompanying Notes are an integral part of these Financial Statements.

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (In thousands, except per-share amounts)


                                                  1995               1994
                                                  ----               ----

Revenues                                        $251,678           $187,130

Expenses:
  Operating expenses                             151,443            103,920
  Depreciation                                    38,103             24,618
                                                --------           --------
                                                 189,546            128,538
                                                --------           --------

    Income from operations                        62,132             58,592

Other income, net                                 14,924             11,455
Interest expense                                  21,007             14,825
                                                --------           --------

    Income before income taxes                    56,049             55,222


Income taxes                                      14,110             17,206
                                                --------           --------
    Net income                                  $ 41,939           $ 38,016
                                                ========           ========


Earnings per share of common stock
  Series A and Series B                             $.19               $.19


Number of common shares outstanding at June 30:
  Series A Common Stock                          155,253            139,308*
  Series B Common Stock                           65,624             58,688*

Dividends declared on Common Stock:
  In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - rate                          1.50%              1.15%



* Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    (In thousands, except per-share amounts)

                                                   1995               1994
                                                   ----               ----

Revenues                                         $518,712           $409,285

Expenses:
  Operating expenses                              320,182            253,714
  Depreciation                                     77,496             50,019
                                                 --------          ---------
                                                  397,678            303,733
                                                 --------          ---------

    Income from operations                        121,034            105,552

Other income, net                                  27,779             23,361
Interest expense                                   43,704             27,962
                                                 --------          ---------

    Income before income taxes                    105,109            100,951

Income taxes                                       29,266             31,281
                                                 --------          ---------
  Net income                                     $ 75,843          $  69,670
                                                 ========          =========


Earnings per share of common stock
  Series A and Series B                              $.36               $.36


Number of common shares outstanding at June 30:
  Series A Common Stock                           155,253            139,308*
  Series B Common Stock                            65,624             58,688*

Dividends declared on Common Stock:
  In Series A shares on Series A
    Common Stock and in Series B shares
    on Series B Common Stock
    paid quarterly - compounded rate                 3.02%              2.26%


* Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (In thousands)



                                                   1995              1994
                                                   ----              ----

Net cash provided by operating activities        $97,987           $77,847
                                                 -------           -------
Cash flows from investing activities:
  Construction expenditures                      (94,788)          (90,026)
  Securities purchases                           (14,738)          (19,482)
  Securities sales                                82,785            20,136
  Securities maturities                           64,765            30,657
  Business acquisitions                         (111,469)         (501,995)
  Other, net                                      (5,084)           (4,702)
                                                 -------           -------
                                                 (78,529)         (565,412)


Cash flows from financing activities:
  Issuance of common stock                       267,261             2,534
  Long-term debt borrowings                      185,333           232,709
  Long-term debt principal payments             (126,332)          (29,764)
  Short-term debt payments                      (354,600)          275,270
  Other, net                                      12,228               336
                                                 -------           -------
                                                 (16,110)          481,085


Increase (decrease) in cash and
  cash equivalents                                 3,348            (6,480)
Cash and cash equivalents at January 1,           14,224            21,738
                                                 -------           -------
Cash and cash equivalents at June 30,            $17,572           $15,258
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


                                   -6-



               CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




                               SIGNATURE
                               ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CITIZENS UTILITIES COMPANY
                                                --------------------------
                                                (Registrant)


Date  August 18, 1995                           Livingston E. Ross
                                                Vice President and Controller