Form 10-Q
period 1995-09-30
CITIZENS UTILITIES CO
filed 1995-11-14
CIK 20520

CITIZENS UTILITIES COMPANY
                 --------------------------





                          FORM 10-Q
                          ---------



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------------------------------------------------

           OF THE SECURITIES EXCHANGE ACT OF 1934
           --------------------------------------




      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
      -------------------------------------------------

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              Commission file number 001-11001
  September 30, 1995                                               ---------
  ------------------

                        CITIZENS UTILITIES COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      06-0619596
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


          High Ridge Park
           P.O. Box 3801
       Stamford, Connecticut                               06905
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (203) 329-8800
                                                    -----------------


                                  NONE
----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                          Yes  X     No
                             -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1995

                    Common Stock Series A     155,265,269
                    Common Stock Series B      69,995,444

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 -------------------------------------------

                                    INDEX
                                    -----

                                                                    Page No.
                                                                    --------
Part I.  Financial Information

 Consolidated Condensed Balance Sheets September 30, 1995 and
   December 31, 1994                                                    2

 Consolidated Condensed Statements of Income for the Three
   Months Ended September 30, 1995 and 1994                             3

 Consolidated Condensed Statements of Income for the Nine
   Months Ended September 30, 1995 and 1994                             4

 Consolidated Condensed Statements of Cash Flows for the Nine
   Months Ended September 30, 1995 and 1994                             5

 Notes to Financial Statements                                          6

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                            7

Part II.  Other Information                                             9

Signature                                                              10

                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        -------------------------------------
                                   (In thousands)



                                            September        December
                                            30, 1995         31, 1994
                                            ---------        --------

ASSETS
------

Current assets:
 Cash                                      $   17,873       $   14,224
 Temporary investments                              0          108,818
 Accounts receivable                          169,407          166,795
 Other                                         37,467           24,217
                                           ----------       ----------
                                              224,747          314,054
                                           ----------       ----------

Property, plant and equipment               3,907,854        3,583,723
Less accumulated depreciation               1,176,918        1,014,068
                                           ----------       ----------
                                            2,730,936        2,569,655
                                           ----------       ----------

Investments                                   335,525          325,011
Regulatory assets                             179,186          177,414
Deferred debits and other assets              196,534          190,432
                                           ----------       ----------
                                           $3,666,928       $3,576,566
                                           ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Long-term debt due within one year        $    4,003     $    13,986
 Short-term debt                              153,650         515,200
 Other                                        268,456         322,634
                                           ----------     -----------
                                              426,109         851,820
Customer advances for construction and
 contributions in aid of construction         219,200         216,730
Deferred income taxes                         273,137         248,150
Regulatory liabilities                         29,294          30,830
Deferred credits and other liabilities         96,419          77,951
Long-term debt                              1,071,943         994,189
                                           ----------      ----------
                                            2,116,102       2,419,670
                                           ----------      ----------
Shareholders' equity:
 Common stock issued, $.25 par value
  Series A                                     38,946          33,586
  Series B                                     17,369          14,782
 Additional paid-in capital                 1,246,327         861,981
 Retained earnings                            235,429         237,417
 Unrealized gain on securities
  classified as available for sale             12,755           9,130
                                           ----------      ----------
                                            1,550,826       1,156,896
                                           ----------      ----------
                                           $3,666,928      $3,576,566

The accompanying Notes are an integral part of these Financial Statements.

                     ------------------------------------------

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     -------------------------------------------

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
               ------------------------------------------------------
                       (In thousands, except per-share amounts)


                                                 1995       1994
                                                 ----       ----

Revenues                                       $259,732    $241,005

Expenses:
 Operating expenses                             147,155     144,880
 Depreciation                                    39,637      33,640
                                               --------    --------
                                                186,792     178,520
                                               --------    --------

   Income from operations                        72,940      62,485

Other income, net                                14,320      14,531
Interest expense                                 21,037      20,613
                                               --------    --------

   Income before income taxes                    66,223      56,403


Income taxes                                     21,162      17,716
                                               --------    --------
   Net income                                  $ 45,061    $ 38,687
                                               ========    ========


Earnings per share of common stock
 Series A and Series B                           $.20        $.19
                                                 ====        ====


Number of common shares outstanding at
 September 30:
  Series A Common Stock                        155,781     141,034*
  Series B Common Stock                         69,476      60,762*

Dividend rate declared on Common Stock:
 Paid in Series A shares on Series A
  Common Stock and in Series B shares
  on Series B Common Stock                       1.6%        1.3%
                                                 ====        ====


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

                    ------------------------------------------

                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    -------------------------------------------

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    -------------------------------------------

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                -----------------------------------------------------
                        (In thousands, except per-share amounts)


                                                1995       1994
                                                ----       ----

Revenues                                      $778,444    $650,291

Expenses:
 Operating expenses                            467,337     398,594
 Depreciation                                  117,134      83,659
                                              --------    --------
                                               584,471     482,253
                                              --------    --------

   Income from operations                      193,973     168,038

Other income, net                               42,099      37,892
Interest expense                                64,741      48,575
                                              --------     -------

   Income before income taxes                  171,331     157,355


Income taxes                                    50,428      48,997
                                              --------    --------
   Net income                                 $120,903    $108,358
                                              ========    ========


Earnings per share of common stock
 Series A and Series B                          $.56        $.55
                                                ====        ====


Number of common shares outstanding at
 September 30:
  Series A Common Stock                       155,781     141,034 *
  Series B Common Stock                        69,476      60,762 *

Dividend rate (compounded) declared on
 Common Stock:
 Paid in Series A shares on Series A
  Common Stock and in Series B shares
  on Series B Common Stock                      4.67%       3.59%
                                                =====       =====

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

                     ------------------------------------------

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   -----------------------------------------------

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                -----------------------------------------------------
                                   (In thousands)


                                                    1995        1994
                                                    ----        ----

Net cash provided by operating activities        $ 193,571    $ 164,729
                                                 ---------    ---------
Cash flows from investing activities:
 Construction expenditures                        (150,461)    (143,265)
 Securities purchases                              (31,689)     (39,194)
 Securities sales                                   88,341       39,577
 Securities maturities                              68,869       65,842
 Business acquisitions                            (112,394)    (558,710)
 Other, net                                         (2,809)     (30,946)
                                                  --------     --------
                                                  (140,143)    (666,696)
                                                  ========     ========


Cash flows from financing activities:
 Issuance of common stock                          269,233       10,672
 Long-term debt borrowings                         171,793      227,776
 Long-term debt principal payments                (128,438)     (13,177)
 Short-term debt payments                         (361,550)     272,270
 Other, net                                           (817)         827
                                                  --------     --------
                                                   (49,779)     498,368
                                                  --------     --------


Increase (decrease) in cash and cash equivalents     3,649       (3,599)
Cash and cash equivalents at January 1,             14,224       21,738
                                                  --------     --------
Cash and cash equivalents at September 30,         $17,873      $18,139
                                                  ========     ========

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

   The following summarizes the cost, unrealized gains and fair market value for investments.

                                                Unrealized      Aggregate Fair
Investment Classification     Amortized Cost   Holding Gains         Value
-------------------------     --------------   -------------    --------------

As of September 30, 1995
------------------------
Held-To-Maturity               $268,073,000      $79,605,000      $347,678,000
Available-For-Sale               48,950,000       18,502,000        67,452,000

As of December 31, 1994
-----------------------
Held-To-Maturity               $368,302,000      $77,355,000      $445,657,000
Available-For-Sale               50,809,000       14,718,000        65,527,000

                                              Held-to-Maturity Securities
                                              ---------------------------
                               Amortized Cost                      Fair Value
                               --------------                      ----------
Investment Maturities  Sept. 30, 1995  December 31, 1994  Sept. 30, 1995  December 31, 1994
---------------------  --------------  -----------------  --------------  -----------------

Within 1 year            $71,862,000      $108,818,000      $72,168,000       $108,935,000
2-5 years                 70,013,000       141,030,000       70,944,000        139,567,000
6-10 years                19,376,000        34,171,000       20,169,000         33,656,000
Thereafter               106,822,000        84,283,000      184,397,000        163,499,000
                        ------------      ------------     ------------       ------------
                        $268,073,000      $368,302,000     $347,678,000       $445,657,000
                        ============      ============     ============       ============

   The Company sold $66,685,000 of securities classified as held-to-maturity during 1995 for the purpose of permanently financing the acquisition of certain of the GTE and Alltel Telephone Properties; gains and losses of $500,000 and $296,000, respectively, were realized on such sales. The amortized cost and related gains on available-for-sale securities sold during 1995 were $8,969,000 and $12,687,000, respectively.

                      -----------------------------------------
                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

(a)  Liquidity and Capital Resources
     -------------------------------

For the nine months ended September 30, 1995, the primary source of funds was from operations. Funds requisitioned from the 1995, 1994, 1993 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for construction of utility plant. Commercial paper notes payable in the amount of $230,300,000 were outstanding as of September 30, 1995, of which $153,650,000 is classified as short-term debt as it represents the balance of the amount that was issued to temporarily and partially fund the acquisition of certain GTE and Alltel Telephone Properties and which the Company intends to repay with proceeds from the issuance of equity securities and the maturity of investments.

On May 3, 1995, the Company arranged for the issuance of $13,550,000 of Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds bearing interest at 6.2% and maturing on May 1, 2030. On May 12, 1995, Citizens Utilities Rural Telephone Company, Inc., a subsidiary of the Company, under it's Rural Telephone Bank Loan Contract, was advanced $8,793,000. These funds bear an initial interest rate of 6.52% and have an ultimate maturity date of December 31, 2027. On June 15, 1995 the Company issued $125,000,000 of debentures at a price of 99.918% with an interest rate of 7.45% and a maturity date of July 1, 2035. On October 20, 1995, the Company issued $150,000,000 of debentures at a price of 99.125% with an interest rate of 7% and a maturity date of November 1, 2025. The proceeds from the sale of the debentures were and will be used to repay commercial paper classified as long-term debt, permanently fund a portion of the ALLTEL telecommunications properties to be acquired, refund long-term debt due within one year and for other general corporate purposes.

On April 28, 1995, 31,900 shares of Series B Common Stock were issued to effect the merger of Douglasville Water Company into a subsidiary of the Company. On July 17, 1995, Flex Communications was merged into the Company requiring the issuance of 855,953 shares of Citizens Series B Common Stock. On June 30, 1995, the Company acquired approximately 35,662 telephone access lines in West Virginia and Oregon from ALLTEL Corporation ("ALLTEL"). On October 2, 1995, the Company acquired approximately 19,000 telephone access lines in Tennessee from ALLTEL. On October 31, 1995, the Company acquired approximately 18,000 telephone access lines in Arizona, Utah and New Mexico and approximately 7,000 cable television lines in Arizona, New Mexico and California from ALLTEL.

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at September 30, 1995 as compared to December 31, 1994. The increase is primarily due to the repayment of commercial paper. The Company has lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at September 30, 1995.

Electric Lightwave, Inc., a subsidiary of the Company, has entered into an arrangement to lease $28.9 million of metropolitan area fiber optic cable systems through April 30, 2002.

On May 31, 1995, the Company acquired 300,000 common shares or 10% of Hungarian Telephone and Cable Corp. ("HTCC"), a Delaware Corporation, with the option to purchase shares of up to 51% of HTCC Common Stock. On September 28, 1995, the Company and HTCC, entered into an agreement in which the Company agreed to provide up to $33,200,000 of interim financial support to HTCC. In consideration of such financial support, HTCC has granted to the Company, additional shares of its Common Stock which increases the Company's ownership in HTCC to 14%.

During the nine months ended September 30, 1995, the Company was authorized net increases in annual revenues for properties in Hawaii, Illinois and Ohio totaling $11,246,000. The Company has requests of $57,168,000 for increases in annual revenues pending before regulatory commissions in Arizona, California, Hawaii, Louisiana, Pennsylvania and Vermont.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

(b) Results of Operations
    ---------------------

REVENUES
The revenue increases for both the quarter and the nine months ended September 30, 1995 were primarily due to growth in telecommunications revenues.

Telecommunications revenues for the three and nine months ended September 30, 1995 increased 13% and 44%, to $156,160,000 and $447,698,000, respectively, over the same periods last year. These increases are attributable to the operation of the telecommunications properties acquired. The increases in telecommunications revenues were partially offset by a $9,500,000 and a $28,500,000 decline in revenues for the quarter and nine month periods, respectively, from the Company's California telephone operation due to the expiration of the Pacific Bell contract on December 31, 1994.

Natural gas revenues decreased 9% and 10%, respectively, for the quarter and nine months ended September 30, 1995 compared to the same periods last year. The decreases are primarily due to lower average revenue per MCF of gas sold for both periods which resulted from increases in pass-ons to customers of lower average gas costs from suppliers. The decrease in revenues due to pass-ons of lower average gas costs was partially offset by increased consumption for the three and nine months ended September 30, 1995.

Electric revenues increased 7% and 3%, to $50,294,000 and $131,930,000, for the quarter and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The increases for both periods are due primarily to rate increases and customer growth.

Water and Wastewater revenues increased 2% and 7%, respectively, for the quarter and nine months ended September 30, 1995 when compared to the same periods last year. The increases in revenues are due to increased consumption.

EXPENSES AND OTHER INCOME
The increases in operating expenses for the quarter and nine month periods are due primarily to increased telecommunications operating expenses. As of September 30, 1995, natural gas purchased decreased 12% and 14%, to $15,547,000 and $75,326,000, for the three months and nine months ended September 30, 1995, respectively, over the same periods last year. The decreases are due to lower supplier prices partially offset by increased consumption for the three and nine months ended. Fuel oil purchased increased 19% for both the quarter and nine month periods due to increased power generated to satisfy higher electric consumption.

Depreciation expense for the three and nine month periods ended September 30, 1995 increased 18% and 40%, respectively, over the corresponding prior year periods primarily due to increased telecommunications property, plant and equipment acquired.

Other income increased 11% for the nine month period ended September 30, 1995 when compared to the same period last year. This increase is due to a $5,825,000 increase in investment income.

Interest expense for the three months and nine months ended September 30, 1995 increased 2% and 33%, respectively, as compared to the like 1994 periods. The increase for the nine month period is due to interest paid on the additional debt securities issued to finance the acquisitions as well as increased Industrial Development Revenue Bonds.

Income taxes for the three and nine months ended September 30, 1995 increased 19% and 3%, respectively, as compared to the same periods last year due to increased taxable income which was partially offset by a decrease in the effective income tax rates for both periods primarily as a result of lower state income tax rates.

                             PART II.  OTHER INFORMATION
                             ---------------------------
                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     -------------------------------------------

Item 1. - Legal Proceedings
          -----------------

On September 28, 1995, the Delaware Court of Chancery (the "Court") approved the stipulation of settlement in the Consolidated Action, the Thorpe Action and the Biggs Action, and the award of counsel fees. The stipulation of settlement bars further action by the plaintiffs and members of the Class as determined by the Court on the subject matter of these Actions. The fees and expenses awarded to the plaintiff's counsel were substantively paid by the Company's Directors' and Officers' liability insurance carrier.

Item 6. - Reports on Form 8-K
          -------------------

(b) No Form 8-K was required during the three months ended September 30, 1995.

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




                                      SIGNATURE
                                      ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CITIZENS UTILITIES COMPANY
                                           --------------------------
                                                    (Registrant)




Date  November 14, 1995                    By: /s/ Livingston E. Ross
      -----------------                       -----------------------
                                              Vice President and Controller