Form 10-K
period 1995-12-31
CITIZENS UTILITIES CO
filed 1996-03-06
CIK 20520

CITIZENS UTILITIES COMPANY



                                  FORM 10-K




                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


                    OF THE SECURITIES EXCHANGE ACT OF 1934




                      FOR THE YEAR ENDED DECEMBER 31, 1995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995  Commission file number 001-11001


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

Common Stock Series A, par value $.25 per share New York Stock Exchange Common Stock Series B, par value $.25 per share New York Stock Exchange
(Title of each class)                           (Name of exchange on which
                                                 registered)

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

                                              Yes   X      No

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1996: $2,721,397,606.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996.

                        Common Stock Series A     154,679,357
                        Common Stock Series B      73,326,013

                         DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Item 1.   Description of Business

(a)  General Development of Business

The "Company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The Company is a diversified operating public utility which provides, either directly or through subsidiaries, telecommunications, electric distribution, natural gas transmission and distribution and water or wastewater services to nearly 1,600,000 customer connections in areas of nineteen states.

The Company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor corporation. Since then, the Company has grown as a result of investment in owned utility operations and numerous acquisitions of additional utility operations. It continues to consider and carry out business expansion through acquisitions and joint ventures in traditional public utility and related fields and the rapidly evolving telecommunications and cable television industries. The Company's strong financial resources and consistent operating performance enable it to make the investments and conduct the operations necessary to serve growing areas and to expand through acquisitions.

In 1993 and 1994, the Company agreed to acquire from GTE Corp. and ALLTEL Corporation approximately 610,000 local telephone access lines and 7,000 cable subscribers in twelve states for approximately $1.4 billion. As of December 31, 1995 all but approximately 23,000 local telephone access lines in Nevada have been transferred to the Company.

(b)  Financial Information about Industry Segments

The Consolidated Statements of Income and Note 10 of the Notes to Consolidated Financial Statements included herein sets forth financial information about industry segments of the Company for the last three fiscal years.

(c)  Narrative Description of Business

TELECOMMUNICATIONS

The  Company  provides  telecommunications  services  to  all  segments  of  the marketplace. Telecommunications services consist of local exchange service, centrex service, network access service, intrastate and interstate toll services, competitive access services and directory services. The Company provides telecommunications services to the following approximate number of primarily residential customers in the following states:

                                     State                  Customers
                                     -----                  ---------
                                     New York                 295,600
                                     West Virginia            139,400
                                     Arizona                  133,000
                                     California               116,300
                                     Tennessee                 81,100
                                     Idaho                     18,600
                                     Utah                      18,300
                                     Oregon                    13,100
                                     Montana                    7,800
                                     New Mexico                 4,700
                                     Louisiana                  2,700
                                     Washington                 2,300
                                                         ------------
                                     Total                    832,900
                                                         ============

Various state regulatory agencies, state legislatures and the federal government have initiated proceedings to promote the development of competition in telecommunications markets. These proceedings are focused on removing the regulatory and legal barriers to competitive entry into the interLATA toll, intraLATA toll and local exchange markets and developing rules to govern the relationship among competitors in these markets. Simultaneously, many states are investigating or have implemented procedures for local exchange companies to enter into incentive regulatory frameworks ("IRF") as an alternative to traditional rate of return regulation and/or classifying services on the basis of the presence of competition and allowing deregulation or flexible pricing regulation for the services deemed competitive. Local exchange competition has been authorized in the following states in which the Company currently provides local exchange service: Arizona, California, New York, Oregon, Tennessee, Utah and West Virginia.

On November 8, 1995, the California Public Utilities Commission issued a final order approving a restructuring of Citizens Telecom of California's ("CTCC") rates and an Incentive Regulatory Framework ("IRF"). The restructured rates allow CTCC to compete more effectively. Under the IRF, CTCC can earn and keep up to 1.5% above its authorized rate of return while earned returns greater than 1.5% and up to 5% above its authorized rate of return will be shared equally with customers.

The Company has developed, and is implementing, an aggressive growth strategy to take advantage of opportunities in the emerging telecommunications marketplace. This strategy includes expansion of the Company's customer base and telecommunications services. The Company's customer base expansion is focused on its franchised service territories as well as markets adjacent to these franchised service territories, and includes customers of affiliated companies. The Company's expansion of telecommunications of services is with the objective of becoming a full service telecommunications provider, offering to customers an integrated package of products and services.
The Company will expand into additional markets by offering its long distance service in combination with other value-added services such as Internet access, messaging and Centrex. The Company sells its products using multiple sales distribution channels and a marketing organization structured around product management and customer segmentation. The key products the Company offers or plans to offer are long-distance, or toll, services, advanced CLASS, voice mail, Internet access, data, cellular and paging services in addition to its traditional local exchange services. As required, approvals have been and are received, the Company has begun and intends to provide intrastate and interstate toll services in those markets it currently serves as well as several adjacent markets. Toll services include One plus, 800, calling card, 10XXX and prepaid calling card services. The Company is investigating other value-added services such as fax on demand, voice activated dialing, desktop video conferencing, cable modem and direct broadcast satellite.

The Company currently contracts for advertising sales, printing and distribution for its 77 telephone directories with a circulation of approximately 1.7 million.

The Company expects to expand and enhance its network in order to offer distribution capability to interexchange carriers and potentially to other long distance resellers, cellular companies, cable companies, and other independent telephone companies. The Company currently sells access primarily to AT&T Corp., MCI Communications Corp. and Sprint Corp. and provides billing and collection services to AT&T Corp.

The Company continues to expand its subsidiary, Electric Lightwave, Inc. ("ELI"), a competitive access provider in Arizona, California, Oregon, Utah and Washington. Through ELI, the Company has been granted authority in Washington, Utah and Oregon to provide competitive local exchange service. The Company completed construction of a fiber-optic route from Las Vegas, Nevada to Phoenix, Arizona which provides the Company with fiber optic capacity for its long distance operations as well as for other telecommunications carriers.

The Company owns a one-third interest and is general managing partner of Mohave Cellular, a cellular limited partnership operating six cell sites in Arizona.

On September 22, 1994, a subsidiary of the Company and a subsidiary of Century Communications Corp. ("Century") entered into a joint venture agreement for the purpose of acquiring, for approximately $89 million, and operating two cable television systems in southern California (the "Systems"). Century is a cable television company of which Leonard Tow, the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, is Chairman, Chief Executive Officer and Chief Financial Officer. In addition, Claire Tow, a director of the Company, is a Senior Vice President and a director of Century and Robert Siff, a director of the Company is a director of Century. The joint venture is governed by a management board on which the Company and Century are equally represented. The joint venture has entered into an agreement pursuant to which a subsidiary of Century (the "Manager") will manage the day-to-day operations of the Systems. The Manager will not receive a management fee but will be reimbursed only for the actual costs it incurs on behalf of the joint venture. With respect to the purchase of any service or asset for the joint venture for use in the Systems, the Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of vendors and is entitled to retain any discount in excess of 5%. On September 30, 1994, the joint venture acquired the first system serving approximately 26,500 subscribers. On November 30, 1995, the joint venture acquired the second system, serving approximately 20,700 subscribers.

The Company has entered into a systems integration agreement with ALLTEL Corporation to reengineer all local exchange telephone billing and customer care business processes and to develop the next generation of telecommunications support systems.

NATURAL GAS

Operating  divisions  of  the  Company  provide  natural  gas  transmission  and
distribution   services  to  the  following   approximate  number  of  primarily
residential customers in the following states.

                          State                             Customers
                          -----                             ---------
                          Louisiana                           262,900
                          Arizona                              88,100
                          Colorado                             12,200
                                                              -------
                          Total                               363,200
                                                              =======

The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases all needed natural gas, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The natural gas industry is subject to seasonal demand, with the peak demand occurring during the heating season of November 1 through March 31. The Company's natural gas sector experiences third party competition from fuel oil, propane, and other natural gas suppliers for most of its large consumption customers (of which there are few) and from electric suppliers for all of its customer base. The competitive position of natural gas at any given time depends primarily on the relative prices of natural gas and these other energy sources.

The Company continues to expand its northern Arizona natural gas transmission and distribution service area. The service area has grown from 65,000 customers in 1991 to 82,000 customers as of December 31, 1995.

ELECTRIC

Operating   divisions  of  the  Company  provide   electric   transmission   and
distribution   services  to  the  following   approximate  number  of  primarily
residential customers in the following states:

                       State                         Customers
                       -----                         ---------
                       Arizona                         58,500
                       Hawaii                          28,800
                       Vermont                         20,000
                                                       ------
                       Total                          107,300
                                                      =======

The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases 80% of needed electric energy, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. As a whole, the Company's electric sector does not experience material seasonal fluctuations.

There have been federal and state regulatory activities with the aim of creating a more competitive environment in the electric utility industry. These federal and state regulatory activities are still in the investigation stage. The Company anticipates no material adverse impact on its electric sector should the industry be opened to competition since the Company is not a large generator of electric power and serves primarily residential customers. The advent of competition would most likely provide opportunities for expansion. In response to regulatory initiatives, the Company's electric sector is proceeding with demand-side management programs and integrated resource planning techniques designed to promote the most efficient use of electricity and to reduce the environmental impacts associated with new generation facilities.

In 1994, the Company filed for a $19,153,000 rate increase with the Hawaii Public Utilities Commission ("HPUC"). Part of the requested increase is for the recovery of restoration and repair costs associated with Hurricane Iniki. In an effort to reduce the rate impact on its customers, the Company subsequently filed an application with the HPUC to recover $8,000,000 of the $19,153,000 through a statewide surcharge to partially recover Iniki restoration and repair costs under the provisions of Subsection 269-16.3 of the Hawaii Revised Statutes. If the HPUC approves the surcharge application, customers of all electric utility companies in Hawaii would pay a portion of the approved Iniki restoration and repair costs over a five year period and the Company's rate increase request will be reduced by $8,000,000. The HPUC issued an Interim Decision and Order which took effect on June 15, 1995 granting the Company a $5,983,000 interim increase in annual revenues.
The second phase of the requested rate increase and the statewide surcharge is expected to be included in a final order from the HPUC. The Company expects a final order in the first half of 1996.

WATER/WASTEWATER

The Company provides water and/or wastewater treatment services to the following approximate number of primarily residential customers in the following states:

                       State                           Customers
                       -----                           ---------
                       Arizona                           107,600
                       Illinois                           68,700
                       California                         59,600
                       Pennsylvania                       27,200
                       Ohio                               14,600
                       Indiana                             1,300
                                                      ----------
                       Total                             279,000
                                                      ==========

The provision of services and/or rates charged are subject to the jurisdiction of federal, state and local regulatory agencies. A significant portion of the Company's water/wastewater treatment sector construction expenditures necessary to serve new customers are made under agreements with land developers who generally advance funds for construction and/or plant to the Company that are later refunded in part by the Company as new customers and revenues are added in the respective land developments.

In addition to increasing customers through agreements with land developers, the Company acquires ongoing water/wastewater operations from municipalities and private companies. In 1995, the Company acquired approximately 4,300 customers of the water/wastewater systems in Youngtown, Arizona and Douglasville, Pennsylvania.

In September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company settled this action on March 21, 1995 and paid a $490,000 fine. Under the settlement, the Company also agreed to construct plant improvements, with an estimated cost of $2,200,000, which would be required in order to comply with new discharge limits provided for by the settlement. Shortly after the action was settled, the Company entered into a tentative agreement with the Village of Bolingbrook to transfer flow from the Company's to the Village's nearby facilities for treatment. If this agreement with the Village is approved by the EPA and the Court, the Company's plant would be converted to a flow transfer station. The Company's financial obligations would be the same under either the plant improvement project or the flow transfer project. The agreement with the Village of Bolingbrook is now pending approval by the EPA and the court. As a regulated entity, the Company is entitled to earn a fair rate of return on improvements that are placed in service for the benefit of its customers. The Company believes that the cost of the above discussed improvements will be recovered through customer rates.

General

The Company's public utility operations are conducted primarily in small and medium size towns and communities. No material part of the Company's business is dependent upon a single customer or small group of customers for its revenues. As a result of its diversification, the Company is not dependent upon any single geographic area or upon any one type of utility service for its revenues. Due to this diversity, no single regulatory body regulates a utility service of the Company accounting for more than 10.3% of its 1995 revenues.

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

The Company had 4,760 employees at December 31, 1995.

(d)    Financial Information about Foreign and Domestic Operations and Export
       Sales

The Company does not have any foreign operations or material export sales except for the following: In 1995, the Company made a $4,200,000 investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. ("HTCC"), a Delaware corporation. Pursuant to these agreements (i) the Company has rights to purchase up to 54% of HTCC common stock, (ii) provides certain management services to HTCC on a cost-plus basis, (iii) has the right to and has designated one member of the HTCC Board of Directors, and (iv) has provided HTCC with guarantees and financial support. HTCC presently controls the rights to own, operate and expand certain telecommunications services in certain regions of Hungary. The management services fee payable by HTCC to the Company is the greater of 5% of adjusted gross revenues of HTCC or a monthly fixed amount. In addition, expenses incurred by the Company in providing such services, including certain allocable overhead items, are to be reimbursed by HTCC. A subsidiary of the Company is the guarantor of a $33,200,000 bank loan to HTCC. The Company has agreed to provide HTCC with up to $20,000,000 of additional financial support. The Company has been compensated for such guarantees and financial support.

Item 2.   Description of Property

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

              State                                    Service(s) Provided

              Arizona                          Electric, Natural Gas,
                                               Telecommunications,*
                                               Water, Wastewater

              California                       Telecommunications, Water

              Colorado                         Natural Gas

              Hawaii                           Electric

              Idaho                            Telecommunications

              Illinois                         Water, Wastewater

              Indiana                          Water

              Louisiana                        Natural Gas, Telecommunications

              Montana                          Telecommunications

              New Mexico                       Telecommunications

              New York                         Telecommunications

              Ohio                             Water, Wastewater

              Oregon                           Telecommunications

              Pennsylvania                     Water

              Tennessee                        Telecommunications

              Utah                             Telecommunications

              Vermont                          Electric

              Washington                       Telecommunications

              West Virginia                    Telecommunications*


* Certain properties are subject to mortgage deeds pursuant to Rural Utilities Services and Rural Telephone Bank borrowings.

Item 3.   Legal Proceedings

In September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company settled this action on March 21, 1995 and paid a $490,000 fine. Under the settlement, the Company also agreed to construct plant improvements, with an estimated cost of $2,200,000, which would be required in order to comply with new discharge limits provided for by the settlement. Shortly after the action was settled, the Company entered into a tentative agreement with the Village of Bolingbrook to transfer flow from the Company's to the Village's nearby facilities for treatment. If this agreement with the Village is approved by the EPA and the Court, the Company's plant would be converted to a flow transfer station. The Company's financial obligations would be the same under either the plant improvement project or the flow transfer project. The agreement with the Village of Bolingbrook is now pending approval by the EPA and the court. As a regulated entity, the Company is entitled to earn a fair rate of return on improvements that are placed in service for the benefit of its customers. The Company believes that the cost of the above discussed improvements will be recovered through customer rates.

Item 4.   Submission of Matters to Vote of Security Holders

None in fourth quarter 1995.

Executive Officers

Information as to Executive Officers of the Company as of January 31, 1996, follows:

          Name                          Age         Current Position and Office

          Leonard Tow                   67        Chairman of the Board, Chief
                                                  Executive Officer and Chief
                                                  Financial Officer
          Daryl A. Ferguson             57        President and Chief Operating
                                                  Officer
          Robert J. DeSantis            40        Vice President and Treasurer
          James P. Avery                39        Vice President, Energy
          Richard A. Faust, Jr.         49        Vice President, Mohave County
          J. Michael Love               44        Vice President, Corporate
                                                  Planning
          Robert L. O'Brien             53        Vice President, Regulatory
                                                  Affairs
          Livingston E. Ross            47        Vice President and Controller
          David B. Sharkey              46        President, Electric
                                                  Lightwave, Inc.
          Ronald E. Spears              47        Vice President,
                                                  Telecommunications
          Ronald E. Walsh               56        Vice President,
                                                  Water/Wastewater


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

   RICHARD A. FAUST, JR. has been associated with the Registrant since December 1990. He was associated with Louisiana General Services, Inc. from 1972 until that Company was merged with the Registrant in December 1990. He served as Vice President, General Counsel and Secretary of Louisiana General Services, Inc. from March 1984 through May 1993. He was elected Vice President, Mohave County, (Arizona) in June 1993.

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

   DAVID B. SHARKEY has been associated with the Registrant since August 1994 and has been President of Electric Lightwave, Inc. since that date. Prior to joining the Registrant, he was Vice President and General Manager of MobilMedia, a wireless company headquartered in New Jersey from August 1989 through July 1994.

   RONALD E. SPEARS has been associated with the Registrant since June 1995 and has been Vice President, Telecommunications since that date. Prior to joining the Registrant, he was Managing Director at Russell Reynolds Associates, an executive recruiting firm from April 1994 to May 1995. He was Chairman and Chief Executive Officer, and prior to that, President and Chief Operating Officer of Videocart, Inc. from February 1991 to March 1994. He served as President, MCI Midwest, an operating division of MCI Telecommunications from September 1984 to January 1991.

   RONALD E. WALSH has been associated with the Registrant since January 1986. He was Attorney and Assistant Secretary from November 1987 through August 1992. He has been Vice President, Water/Wastewater since August 1992.

                                      PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

                          PRICE RANGE OF COMMON STOCK

               The  Company's  Common  Stock is  traded  on the New  York  Stock
          Exchange under the symbols CZNA and CZNB for Series A and Series B, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in the "Wall Street Journal" during the periods indicated. Prices have been adjusted retroactively for subsequent stock dividends and the August 31, 1993 2-for-1 stock split, rounded to the nearest 1/8th. (See Note 7 of Notes to Consolidated Financial Statements.)

                              1st Quarter               2nd Quarter             3rd Quarter           4th Quarter
                             High     Low              High     Low            High     Low          High     Low

          1995:
           Series A        $13 5/8  $11 3/4         $12 3/8   $10 1/4         $11 1/2  $10 5/8     $13 1/4  $10 5/8
           Series B         13 5/8   11 3/4          12 3/8    10 1/2          11 1/2   10 3/4      13 3/8   10 5/8

          1994:
           Series A         16 1/8   13 1/8          14 7/8    12 1/2          13 5/8   12 3/8      13       11 3/4
           Series B         16 1/4   13              14 7/8    12 1/2          13 5/8   12 3/8      13       11 7/8

          1993:
           Series A         15 3/4   12              16 1/2    14 1/4          16 3/8   11 7/8      17 3/4   14 3/8
           Series B         15 3/4   12 1/8          16 1/2    14 1/8          16 3/8   11 7/8      17 5/8   14 3/8

          1992:
           Series A         11 1/8   9 3/8           10 3/4     9 7/8          12 1/8    9 5/8      13       10 3/4
           Series B         10 7/8   9 3/8           10 3/4     9 1/2          12 1/4    9 1/2      13       10 3/4

               The December 29, 1995 prices were: Series A $12 7/8 high, $12 5/8 low; Series B $12 7/8 high, $12 5/8 low. As of January
          31, 1996, the approximate number of record security holders of the Company's Common Stock Series A and Series B was 26,330 and 21,385, respectively. This information was obtained from the Company's transfer agent.

                                                      DIVIDENDS

               Quarterly stock dividends declared and issued on both Common Stock Series A and Series B were 1.5% for each the first and second quarters and 1.6% for each the third and fourth quarters of 1995. Quarterly stock dividends declared and issued on both Common Stock Series A and Series B were 1.1% for the first quarter of 1994, 1.15% for the second quarter of 1994, 1.3% for the third quarter of 1994 and 1.4% for the fourth quarter of 1994. An annual cash dividend equivalent rate of 72 1/4 cents and 68 7/8 cents per share (adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1995 and rounded to the nearest 1/8th) was considered by the Company's Board of Directors in establishing the Series A and Series B stock dividends during 1995 and 1994, respectively.
          (See Note 7 of Notes to Consolidated Financial Statements.)

Item 6.   Selected Financial Data (In thousands, except for per-share amounts)

                                                                    Year Ended December 31,
                                               1995         1994         1993           1992         1991
                                               ----         ----         ----           ----         ----

          Operating revenues               $1,069,032    $906,150      $613,099       $576,881     $545,025
          Net income                         $159,536    $143,997      $125,630       $115,013     $112,354
          Earnings per-share of Common
            Stock Series A and Series B(1)      $.73       $.72          $.63           $.59         $.58
          Stock dividends declared
            on Common Stock
            Series A and Series B(2)           6.35%        5.04%         4.37%          5.61%        7.93%

          Total assets                     $3,918,187  $3,576,566    $2,627,118     $1,887,981   $1,721,452
          Long-term debt                   $1,187,000  $  994,189    $  547,673     $  522,699   $  484,021

          (1) Adjusted for subsequent stock dividends and splits; no adjustment has been made for the Company's 1.6% first quarter 1996 stock dividend because the effect is immaterial.
          (2)  Annual rate of quarterly stock dividends compounded.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          (a)  Liquidity and Capital Resources
                  In 1995,  the  Company's  primary  source  of  funds  was from operations. Funds requisitioned from the 1995, 1994, 1993 and 1991 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for the construction of qualifying utility plant. Commercial paper notes payable in the amount of $156,800,000 were outstanding as of December 31, 1995. $140,650,000 of such commercial paper was classified as short-term debt as it was issued to temporarily and partially fund the acquisition of the GTE and ALLTEL Telecommunications Properties (see Note 3) and was to be repaid with proceeds from the issuance of equity securities. All such short-term debt has been repaid with equity issuance proceeds.
                  On May 3, 1995,  the  Company  arranged  for the  issuance  of
               $13,550,000 of Industrial Development Revenue Bonds; the bonds were issued as demand purchase bonds bearing interest at 6.2% and maturing on May 1, 2030. On May 12, 1995 and January 22, 1996, Citizens Utilities Rural Telephone Company, Inc., a subsidiary of the Company, under it's Rural Telephone Bank Loan Contract, was advanced $8,793,000 and $4,464,000, respectively. Such funds bear an initial interest rate of 6.52% and 5.83%, respectively, and have an ultimate maturity date of December 31, 2027. On January 18, 1996, $10,000,000 of the Company's 1988 Series Special Purpose Revenue Bonds, originally issued as 7.25% demand purchase bonds, were converted and remarketed as money market municipals, initially bearing interest at a rate of 3.31% and maturing on September 1, 2018.
                  On  June  15,  1995,  the  Company  issued   $125,000,000   of
               debentures at a price of 99.918% with an interest rate of 7.45% and a maturity date of July 1, 2035. On October 20, 1995, the Company issued $150,000,000 of debentures at a price of 99.125% with an interest rate of 7% and a maturity date of November 1, 2025.
                  On January  22,  1996,  a  subsidiary  of the  Company  issued
               4,025,000 shares of 5% Equity Providing Preferred Income Convertible Securities ("EPPICS") having a liquidation preference of $50 per security and a maturity date of January 15, 2036. Each security is initially convertible into 3.252 shares of the Company's Common Stock Series A at a conversion price of $15.375 per share. The $196,722,000 in net proceeds from the sale of these securities were used to repay short-term debt, permanently fund a portion of the ALLTEL Telecommunications Properties to be acquired, and for other general corporate purposes.
                  On January 30, 1995, the Company,  pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 3/8 per share and realized $244,200,000 in net proceeds. These proceeds were used to repay short-term debt.

                  On April 28, 1995, 31,928 shares of Series B Common Stock were issued to effect the merger of Douglasville Water Company into a subsidiary of the Company. On July 17, 1995, Flex Communications was merged into the Company requiring the issuance of 855,953 shares of Citizens Series B Common Stock. In conjunction with the acquisitions of the ALLTEL Telecommunications Properties, the Company assumed $41,447,000 in debt at a weighted average interest rate of 6.59%.
                 The Company  considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at December 31, 1995. The increase is primarily due to the repayment of short-term debt from proceeds from the maturity and sale of investments and the issuance of equity securities. The Company has committed lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at December 31, 1995.
                 In 1995,  the  Company  made a  $4,200,000
               investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. ("HTCC"), a Delaware corporation. Pursuant to these agreements (i) the Company has rights to purchase up to 54% of HTCC common stock, (ii) provides certain management services to HTCC on a cost-plus basis, (iii) has the right to and has designated one member of the HTCC Board of Directors, and (iv) has provided HTCC with guarantees and financial support. HTCC presently controls the rights to own, operate and expand certain telecommunications services in certain regions of Hungary. The management services fee payable by HTCC to the Company is the greater of 5% of adjusted gross revenues of HTCC or a monthly fixed amount. In addition, expenses incurred by the Company in providing such services, including certain allocable overhead items, are to be reimbursed by HTCC. A subsidiary of the Company is the guarantor of a $33,200,000 bank loan to HTCC. The Company has agreed to provide HTCC with up to $20,000,000 of additional financial support. The Company has been compensated for such guarantees and financial support. The Company's investment in HTCC is accounted for using the cost method of accounting.
                 Capital expenditures   for  the   years   1995,   1994,   and
               1993  were $266,963,000, and $311,420,000,  and $182,480,000, respectively, and for 1996 are expected to be approximately $340,000,000. These expenditures were, and in 1996 will be, for utility and related facilities and properties.
                  The Company  anticipates that the funds necessary for its 1996 capital expenditures will be provided from operations; from 1993, 1994 and 1995 Series Industrial Development Revenue Bond construction fund trust account requisitions; from Rural Telephone Bank loan contract advances; from commercial paper notes payable; from parties desiring utility service; from debt, equity and other financings at appropriate times; and, if deemed advantageous, from short-term borrowings under bank credit facilities.
                  During 1995,  the Company was  authorized  increases in annual revenues for properties in Hawaii, Illinois, Ohio and Vermont totaling $13,445,000. The Company has requests for additional increases pending before regulatory commissions in Arizona, Hawaii, Louisiana and Pennsylvania.

               Regulatory Matters
                  In September  1992,  the EPA filed a complaint with the United
               States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company settled this action on March 21, 1995 and paid a $490,000 fine. Under the settlement, the Company also agreed to construct plant improvements, with an estimated cost of $2,200,000, which would be required in order to comply with new discharge limits provided for by the settlement. Shortly after the action was settled, the Company entered into a tentative agreement with the Village of Bolingbrook to transfer flow from the Company's to the Village's nearby facilities for treatment. If this agreement with the Village is approved by the EPA and the Court, the Company's plant would be converted to a flow transfer station. The Company's financial obligations would be the same under either the plant improvement project or the flow transfer project. The agreement with the Village of Bolingbrook is now pending approval by the EPA and the court. As a regulated entity, the Company is entitled to earn a fair rate of return on improvements that are placed in service for the benefit of its customers. The Company believes that the cost of the above discussed improvements will be recovered through customer rates.

                  Various state regulatory agencies,  state legislatures and the federal government have initiated proceedings to promote the development of competition in telecommunications markets. These proceedings are focused on removing the regulatory and legal barriers to competitive entry into the interLATA toll, intraLATA toll and local exchange markets and developing rules to govern the relationship between competitors in these markets. Simultaneously, many states are investigating or have implemented procedures for local exchange companies to enter into incentive regulatory frameworks ("IRF") as an alternative to traditional rate of return regulation and/or classifying services on the basis of the presence of competition and allowing deregulation or flexible pricing regulation for the services deemed competitive. Local exchange competition has been authorized in the following states in which the Company currently provides local exchange service: Arizona, California, New York, Oregon, Tennessee, Utah and West Virginia.
                  The  Company  continues  to expand  its  subsidiary,  Electric
               Lightwave, Inc. ("ELI"), a competitive access provider in Arizona, California, Oregon, Utah and Washington. Through ELI, the Company has been granted authority in Washington, Utah and Oregon to provide competitive local exchange service. The Company completed construction of a fiber-optic route from Las Vegas, Nevada to Phoenix, Arizona which provides the Company with fiber optic capacity for its long distance operations as well as for other telecommunications carriers.
                  On  November  8,  1995,   the  California   Public   Utilities
               Commission issued a final order approving a restructuring of Citizens Telecom of California's ("CTCC") rates and an Incentive Regulatory Framework ("IRF"). The restructured rates allow CTCC to compete more effectively. Under the IRF, CTCC can earn and keep up to 1.5% above its authorized rate of return while earned returns greater than 1.5% and up to 5% above its authorized rate of return will be shared equally with customers.
                  There have been federal and state  regulatory  activities with the aim of creating a more competitive environment in the electric utility industry. These federal and state regulatory activities are still in the investigation stage. The Company anticipates no material adverse impact on its electric sector should the industry be opened to competition since the Company is not a large generator of electric power and serves primarily residential customers. The advent of competition would most likely provide opportunities for expansion. In response to regulatory initiatives, the Company's electric sector is proceeding with demand-side management programs and integrated resource planning techniques designed to promote the most efficient use of electricity and to reduce the environmental impacts associated with new generation facilities.
                  In 1994,  the Company  filed for a  $19,153,000  rate increase with the Hawaii Public Utilities Commission ("HPUC"). Part of the requested increase is for the recovery of restoration and repair costs associated with Hurricane Iniki. In an effort to reduce the rate impact on its customers, the Company subsequently filed an application with the HPUC to recover $8,000,000 of the $19,153,000 through a statewide surcharge to partially recover Iniki restoration and repair costs under the provisions of Subsection 269-16.3 of the Hawaii Revised Statutes. If the HPUC approves the surcharge application, customers of all electric utility companies in Hawaii would pay a portion of the approved Iniki restoration and repair costs over a five year
               period and the  Company's   rate   increase   request  will  be
               reduced by $8,000,000. The HPUC issued an Interim Decision and Order which took effect on June 15, 1995 granting the Company a $5,983,000 interim increase in annual revenues. The second phase of the requested rate increase and the statewide surcharge is expected to be included in a final order from the HPUC. The Company expects a final order in the first half of 1996.

                  New Accounting Pronouncements

                  In March 1995, the Financial Accounting Standards Board issued
               Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in the first quarter of 1996. Based on current facts and circumstances, the Company believes that SFAS 121 will not adversely affect the Company.

                  In December 1995,  the Financial  Accounting  Standards  Board
               issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting for its stock-based compensation arrangements. If the Company were to adopt the "fair value" based method, the Company would be required to charge compensation expense for all of its stock-based compensation arrangements. If the Company were to elect the "intrinsic value" based method, the Company would be required to disclose in the footnotes to the financial statements net income and earnings per share computed under the "fair value" based method. The Company will elect the "intrinsic value" based method. Accordingly, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.

          (b)  Results of Operations

                                             Revenues
                  Telecommunications revenues increased $159,872,000, or 35%, in
               1995  and  increased  $279,378,000,   or  157%,  in  1994.  These
               increases are primarily attributable to the acquired GTE and ALLTEL Telecommunications Properties. The increase in revenues in 1995 was offset in part by the loss of $38,000,000 of discontinued subsidy revenues from Pacific Bell which had been received annually through the end of 1994.
                  Natural gas revenues had a net decrease of $11,038,000, or 5%, in 1995 primarily due to lower average revenue per MCF of gas sold which resulted from pass-ons to customers of lower average gas costs from suppliers; this decrease was partially offset by increased consumption. Natural gas revenues decreased $2,952,000, or 1%, in 1994 compared to 1993 due to a decrease in transportation revenues; this decrease was partially offset by increased residential and commercial revenues from the Company's Northern Arizona Gas operations and increased industrial gas revenues. Pass-ons are required under tariff provisions and do not affect net income.
                  The Company's  electric  sector revenues had a net increase of
               $7,411,000,  or  4%,  in  1995  and  $9,718,000,  or 6%  in  1994
               primarily due to increased consumption and rate increases, partially offset by pass-ons to customers of lower commodity prices.
                  Revenues  earned by the Company's  water/wastewater  treatment sector increased $6,637,000, or 9%, in 1995, primarily due to increased consumption and rate increases. In 1994, revenues increased $6,907,000, or 11%, due to rate increases of $4,800,000 and $2,800,000 from acquired properties.

                                             Expenses
                  Natural gas purchased  costs decreased  $8,034,000,  or 7%, in
               1995 and $1,305,000, or 1%, in 1994 primarily due to a decrease in supplier prices. Under tariff provisions, increases and decreases in the Company's wholesale costs of electric energy, fuel oil and natural gas purchased are passed on to customers.
                  Electric energy purchased costs for 1995 totaled  $68,900,000, an increase of $2,185,000, or 3% ,over the 1994 amount of $66,715,000 which was a $4,784,000, or 8%, increase over the 1993 cost of $61,931,000. The increase in electric energy purchased was primarily due to customer growth. The increased cost of electric energy purchased in 1994 was primarily due to increased customer demand. Fuel oil purchased in 1995 of $16,268,000 increased $2,052,000, or 14%, from the 1994 amount of $14,216,000 primarily due to an increase in supplier prices and increased volume to satisfy increased consumption. Fuel oil purchased cost in 1994 decreased $679,000, or 5%, from the 1993 amount of $14,895,000 due to a decrease in supplier prices.
                  Operating and maintenance expenses increased  $87,333,000,  or
               28%, in 1995 and  $139,122,000,  or 83%, in 1994 primarily due to operating expenses related to the telecommunications properties acquired.
                  Depreciation  expense increased  $43,760,000,  or 38%, in 1995 and $60,477,000, or 111%, in 1994 primarily due to increases in depreciable plant assets as a result of acquisitions.
                  Taxes other than income increased $9,537,000,  or 16%, in 1995 and $23,688,000, or 67% in 1994 primarily due to increased taxes on the newly acquired telecommunications properties.

                  Interest   expense  for  the  year  ended  December  31,  1995
               increased $15,031,000,  or 21%, in 1995 and $35,313,000,  or 94%,
               in 1994 primarily due to interest paid on the additional debt securities issued to finance the acquisitions of telecommunications properties as well as increased Industrial Development Revenue Bonds.
                  Cost increases, including those due to inflation, are expected to be offset in due course by increases in revenues obtained under established regulatory procedures.

                                         Investment Income
                  Investment  income  increased  $1,213,000,   or  3%,  in  1995
               primarily due to gains realized on investments sold to permanently fund telecommunications acquisitions. Investment income decreased $1,643,000, or 4%, in 1994 due to the liquidation of investments to fund the acquisitions of the telecommunications properties.

                                    Net Income and Earnings Per Share
                  Net Income increased $15,539,000,  or 11%, in 1995 despite the loss of $23,000,000 of net income reported in 1994 which was derived from the discontinued subsidy revenues from Pacific Bell which had been received annually through the end of 1994. Earnings per share increased $.01 in 1995 despite the loss of $.12 per share reported in 1994 which was derived from the discontinued Pacific Bell subsidy and despite the issuance in January 1995 of 19,000,000 additional shares of Common Stock Series A.

Item 8.   Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

               1. Financial Statements:
                  See Index on page F-1.

               2. Supplementary Data:
                  Quarterly Financial Data is included in the Financial Statements (see 1. above).


Item 9.   Disagreements with Auditors on Accounting and Financial Disclosure

None

                                        PART III

The Company intends to file with the Commission a definitive proxy statement for the 1996 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1995. The information called for by this Part III is incorporated by reference to that proxy statement.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  The exhibits listed below are filed as part of this Report:

Exhibit
  No.             Description

3.1            Certificate of Incorporation
3.2            By-laws
3.2.1          Amendment dated April 14, 1992, to the By-laws
3.200.1 Restated Certificate of Incorporation of Citizens Utilities Company, with all amendments to March 4, 1996
3.200.2 By-laws of the Company, as amended to-date of Citizens Utilities Company, with all amendments to March 4, 1996
4.100.1 Copy of Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee
4.100.2        First Supplemental
               Indenture, dated August 15, 1991
4.100.3 Letter of Representations, dated August 20, 1991, from Citizens Utilities Company and Chemical Bank, as Trustee, to Depository Trust Company ("DTC") for deposit of securities with DTC
4.100.4 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee
4.100.5        Letter of  Representations,
               dated January 29, 1992, from Citizens Utilities Company and Chemical Bank, as Trustee, to DTC, for deposit of securities with DTC
4.100.6 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee.
4.100.7 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee.
10.1           Incentive Deferred Compensation Plan, dated April 16, 1991
10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984
10.6.1         Directors' Retirement Plan, effective January 1, 1989
10.6.2         Non-Employee Directors' Deferred Fee Equity Plan dated as of
               June 28, 1994
10.9           Management Equity Incentive Plan, effective June 22, 1990
10.13          LGS Supplemental Executive Retirement Plan
10.16 Employment Agreement between Citizens Utilities Company and Leonard Tow, as amended effective September 28, 1995
10.17          1992 Employee Stock Purchase Plan
10.18          Amendment dated May 21, 1993, to the 1992 Employee Stock
               Purchase Plan
10.20          Asset Purchase Agreements, dated November 28, 1994
12. Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference)
21.            Subsidiaries of the Registrant
23.            Auditors' Consent
24.            Powers of Attorney
27.            Financial Data Schedule

               Exhibits 10.1, 10.6, 10.6.1, 10.6.2, 10.9, 10.16, 10.17 and 10.18
are management contract or compensatory plans or arrangements.

               The Company agrees to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Electrification Administration and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; and copies of separate loan agreements and indentures governing various Industrial development revenue bonds; and copies of documents relating to indebtedness of subsidiaries acquired during 1995.

               Exhibit number 10.6 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984. Exhibit number 10.6.1 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Exhibit number 10.9 is incorporated by reference to Appendix A to the Registrant's Proxy Statement dated May 14, 1990. Exhibit numbers 10.10, 10.11, 10.12 and 10.13 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. Exhibit numbers 4.100.1, 4.100.2 and 4.100.3 are incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991. Exhibit numbers 3.1, 3.2, 4.100.4, 4.100.5, 10.1 and 10.16 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. Exhibit number
3.2.1 and 10.17 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. Exhibit number 10.18 is incorporated by reference to the Registrant's Proxy Statement, dated March 31, 1993. Exhibit number 10.19 is incorporated by reference to exhibit number 2.1 in the Registrant's Form 8-K Current Report filed June 30, 1993. Exhibit numbers 3.200.1 and 3.200.2 are incorporated by reference to the same exhibit designation in the Registrant's Form S-3 filed December 16, 1993. Exhibit numbers 4.100.6 and 4.100.7 are incorporated by reference to the Registrant's Form 8-K Current Reports filed on July 5, 1994 and January 3, 1995, respectively. Exhibit number 10.20 is incorporated by reference to the same exhibit designation in the Registrant's Form 10-K for the year ended December 31, 1994. Exhibit number 10.6.2 is incorporated by reference to the Registrant's Proxy Statement, dated April 4, 1995.

(b) No Form 8-K was required during the three months ended December 31, 1995.

                                       SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITIZENS UTILITIES COMPANY
                                       (Registrant)

                       By:___________________________________________
                                        Leonard Tow
                          Chairman of the Board; Chief Executive Officer; Chief Financial Officer; Member, Executive Committee and Director
                                             March 6, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 1996.

               Signature                                Title

________________________________              Vice President and Treasurer
          (Robert J. DeSantis)

________________________________              Vice President and Controller
          (Livingston E. Ross)

           Norman I. Botwinik*                Director
--------------------------------
          (Norman I. Botwinik)

           Aaron I. Fleischman*               Member, Executive Committee and
--------------------------------              Director
          (Aaron I. Fleischman)

            James C. Goodale*                 Director
--------------------------------
          (James C. Goodale)

           Stanley Harfenist*                 Member, Executive Committee and
--------------------------------              Director
          (Stanley Harfenist)

            Andrew N. Heine*                  Director
--------------------------------
           (Andrew N. Heine)

           Elwood A. Rickless*                Director
--------------------------------
          (Elwood A. Rickless)

            John L. Schroeder*                Member, Executive Committee and
--------------------------------              Director
           (John L. Schroeder)

            Robert D. Siff*                   Director
--------------------------------
           (Robert D. Siff)

           Robert A. Stanger*                 Director
--------------------------------
          (Robert A. Stanger)

           Edwin Tornberg*                    Director
--------------------------------
          (Edwin Tornberg)

           Claire L. Tow*                     Director
--------------------------------
          (Claire L. Tow)

     Charles H. Symington, Jr*                Director
--------------------------------
    (Charles H. Symington, Jr.)


*By: ---------------------------
          (Robert J. DeSantis)
           Attorney-in-Fact

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                               Index to Financial Statements





Independent Auditors' Report                                               F-2
Consolidated balance sheets as of December 31, 1995, 1994 and 1993         F-3
Consolidated statements of income for the years ended
 December 31, 1995, 1994 and 1993                                          F-4
Consolidated statements of shareholders' equity for the years
 ended December 31, 1995, 1994 and 1993                                    F-5
Consolidated statements of cash flows for the years
 ended December 31, 1995, 1994 and 1993                                    F-6
Notes to consolidated financial statements                          F-7 - F-23

                            Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the consolidated financial statements of Citizens Utilities Company and subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries at December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                        KPMG Peat Marwick LLP





New York, New York
March 1, 1996

                       CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1995, 1994 and 1993
                                        (In thousands)


                                                                  1995             1994             1993
                                                                  ----             ----             ----
ASSETS


Current assets:
   Cash                                                    $      17,922     $     14,224    $     21,738
   Temporary investments                                               0          108,818          89,752
   Accounts receivable:
    Utility service                                              146,561          134,510          99,684
    Other                                                         55,991           34,713          15,088
    Less allowance for doubtful accounts                           2,739            2,428             459
                                                         ---------------   -------------- ---------------
    Total accounts receivable                                    199,813          166,795         114,313

   Materials and supplies                                         18,191           18,330          10,061
   Other current assets                                           16,776            5,887           4,873
                                                          --------------   --------------  --------------
    Total current assets                                         252,702          314,054         240,737
                                                           -------------     ------------    ------------

Property, plant and equipment                                  4,187,354        3,583,723       2,153,891
Less accumulated depreciation                                  1,279,324        1,014,068         461,924
                                                            ------------      -----------    ------------
    Net property, plant and equipment                          2,908,030        2,569,655       1,691,967
                                                            ------------      -----------     -----------

Investments                                                      329,090          325,011         411,022
Regulatory assets                                                180,572          177,414         146,207
Deferred debits and other assets                                 247,793          190,432         137,185
                                                           -------------     ------------    ------------
    Total assets                                             $ 3,918,187       $3,576,566      $2,627,118
                                                             ===========       ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                         $     140,650     $    515,200     $   380,000
   Long-term debt due within one year                              3,865           13,986           1,620
   Accounts payable                                              178,384          122,404          84,015
   Income taxes accrued                                           72,494           92,366          82,632
   Interest accrued                                               22,527           15,841          12,731
   Customers' deposits                                            20,501           19,919          19,436
   Other current liabilities                                      65,257           72,105          47,791
                                                          --------------   --------------   -------------
    Total current liabilities                                    503,678          851,821         628,225

Deferred income taxes                                            314,094          248,150         213,471
Regulatory liabilities                                            28,279           30,830          28,376
Deferred credits                                                 101,300           77,950          50,634
Customer advances for construction                               150,000          145,150         137,012
Contributions in aid of construction                              73,923           71,580          47,241
Long-term debt                                                 1,187,000          994,189         547,673
Shareholders' equity                                           1,559,913        1,156,896         974,486
                                                           -------------  ---------------   -------------
    Total liabilities and shareholders' equity              $  3,918,187  $     3,576,566     $ 2,627,118
                                                            ============  ===============     ===========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1995,  1994 and 1993
                       (In  thousands,  except  for  per-share amounts)

                                                               1995             1994            1993
                                                               ----             ----            ----



   Revenues:
    Telecommunications                                     $616,747         $456,875        $177,497
    Natural gas                                             197,902          208,940         211,892
    Electric                                                175,351          167,940         158,222
    Water/Wastewater                                         79,032           72,395          65,488
                                                          ---------       ----------       ---------

      Total revenues                                       1,069,032         906,150         613,099
                                                          ----------       ---------        --------

   Operating expenses:
    Natural gas purchased                                   108,385          116,419         117,724
    Electric energy and fuel oil purchased                   85,168           80,931          76,826
    Operating expenses                                      306,734          244,877         142,718
    Maintenance expenses                                     87,255           61,779          24,816
    Depreciation                                            158,935           115,175         54,698
    Taxes other than income                                  68,382           58,845          35,157
                                                          ---------       ----------       ---------

      Total operating expenses                              814,859          678,026         451,939
                                                           --------        ---------        --------

    Income from operations                                  254,173          228,124         161,160

   Investment income                                         41,667           40,454          42,097
   Other income - net                                        18,288           12,486           12,102
   Interest expense                                          87,775           72,744          37,431
                                                          ---------       ----------       ---------

    Income before income taxes                              226,353          208,320          177,928

   Income taxes                                              66,817           64,323          52,298
                                                          ---------       ----------      ----------

    Net income                                             $159,536         $143,997        $125,630
                                                           ========         ========        ========


   Earnings per share of Common Stock
    Series A and Series B                                      $.73            $.72            $.63
                                                               ====            ====            ====





The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1995,  1994 and 1993
                      (In  thousands,  except  for  per-share amounts)

                                                                                      Unrealized gain


                                                            Additional                on Available-
                                     Common Stock ($.25)     Paid-in      Retained     for-Sale
                                    Series A     Series B    Capital      Earnings    Securities       Total

Balance January 1, 1993             $ 16,039     $  5,651    $ 582,299     $ 233,282     $      0     $ 837,271
  Acquisitions                                        155        1,002         2,914                      4,071
  Net income                                                                 125,630                    125,630

  Stock dividends in shares of
    Common Stock Series A and
    Series B                           1,029          387      129,963      (131,594)                      (215)
  Stock split (2 for 1)               16,155        6,036      (22,191)                                       0
  Stock plans                                         114        7,615                                    7,729
  Conversions of Series A to Series B   (776)         776                                                     0
                                     ---------   ---------   ----------     ---------  ----------    -----------
Balance December 31, 1993           $ 32,447     $ 13,119    $  698,688     $230,232    $       0     $ 974,486
                                     ---------   ---------   ----------     ---------- ----------    -----------
  Acquisitions                                        126         4,646        3,231                      8,003
  Net income                                                                 143,997                    143,997
  Stock dividends in shares of
    Common Stock Series A and
    Series B                           1,621          686       137,736     (140,043)                         0
  Stock plans                             88          281        20,911                                  21,280
  Conversions of Series A to Series B   (570)         570                                                     0
  Change in unrealized gain on
    securities classified as available-
    for-sale, net of income taxes                                                          9,130          9,130
                                    ---------    --------    ----------    ---------   ---------     ----------
Balance December 31, 1994           $ 33,586     $ 14,782    $  861,981    $ 237,417     $ 9,130     $1,156,896
                                    ---------    --------    ----------    ---------   ---------     ----------
  Acquisitions                                        222        (4,485)         374                     (3,889)
  Net income                                                                 159,536                    159,536
  Stock dividends in shares of
    Common Stock Series A and
    Series B                           2,374        1,024       158,693     (162,091)                         0
  Common stock buybacks                 (115)        (352)      (21,561)                                (22,028)
  Stock issuance                       4,750                    238,830                                 243,580
  Stock plans                            150          475        30,236                                  30,861
  Conversions of Series A to Series B (1,906)       1,906                                                     0
  Change in unrealized gain on
    securities classified as available-
    for-sale, net of income taxes                                                        (5,043)        (5,043)
                                    ---------    ----------  ----------     ---------- ---------    -----------
  Balance December 31, 1995          $38,839      $18,057    $1,263,694     $235,236   $  4,087     $1,559,913
                                    =========    ==========  ==========     ========== =========    ===========




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                         CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                         (In thousands)



                                                               1995                1994               1993
                                                               ----                ----               ----

   Net cash provided by operating activities                $ 338,374           $ 262,316          $ 194,949
                                                            ---------           ---------          ---------

   Cash flows used for investing activities:
      Business acquisitions                                (223,926)             (700,222)          (481,257)
      Construction expenditures                            (245,004)             (263,162)          (168,349).
      Securities purchased                                  (86,058)             ( 18,219)          (254,203)
      Securities sold                                        92,224                23,478            269,624
      Securities matured                                    120,691                89,885             54,465
      Other                                                      55               (13,795)            (7,086)
                                                           ---------           ----------         -----------
                                                            (342,018)            (882,035)           (586,806)
                                                           ----------           ---------          ----------

   Cash flows from financing activities:
      Long-term debt borrowings                              321,280             458,589             34,733
      Long-term debt principal payments                     (192,030)            ( 1,268)           (26,644).
      Short-term debt (repayments) borrowings               (374,550)            135,200            380,000
      Issuance of common stock                               272,687              18,465              3,780
      Common stock buybacks                                  (22,028)                  0                  0
      Other                                                    1,983               1,219              1,974
                                                          -----------           --------        -----------
                                                               7,342             612,205            393,843
                                                          -----------          ---------           --------

   Increase (decrease) in cash                                 3,698              (7,514)             1,986
   Cash at January 1,                                         14,224              21,738             19,752
                                                          -----------          ---------           --------

   Cash at December 31,                                    $  17,922           $  14,224           $ 21,738
                                                          ===========          =========           ========



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             CITIZENS UTILITIES COMPANY AND SUBSIDIARES
                                     Notes to Financial Statements

(1)   Summary of Significant Accounting Policies:

      (a)    Description of Business:

           Citizens Utilities Company is a diversified operating public utility providing telecommunications , electric distribution, natural gas transmission and distribution and water/wastewater treatment services to nearly 1,600,000 customer connections in areas of nineteen states in the United States. The Company is not dependent upon any single customer, geographic area or upon any one type of utility service for its revenues.

      (b)  Principles of Consolidation and Use of Estimates:

             The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and include the accounts of Citizens Utilities Company and all of its subsidiaries, after elimination of intercompany balances and transactions. Certain reclassifications of balances previously reported have been made to conform to current presentation.
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (c)    Revenues:

             The Company records revenues from telecommunications, natural gas, electric, and water/wastewater treatment customers when billed. The Company accrues unbilled revenues earned from the dates customers were last billed to the end of the accounting period. Natural gas, electric and water/wastewater treatment customers are billed on a cycle basis based on monthly meter readings.
             Certain telecommunications toll and access services revenues are estimated under cost separation procedures that base revenues on current operating costs and investments in facilities to provide such services.

      (d)    Construction Costs and Maintenance Expense:

             Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction ("AFUDC"). AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the Company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount relating to equity is included in other income ($10,783,000, $11,402,000 and $10,123,000 for 1995, 1994 and 1993,
           respectively) and the amount relating to borrowings is included as a reduction of interest expense ($4,193,000, $3,031,000 and $2,678,000 for 1995, 1994 and 1993, respectively). The weighted average rates used to calculate AFUDC were 11% in 1995 and 12% in 1994 and 1993. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation.

      (e)    Depreciation Expense:

             Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represented approximately 4% of the gross depreciable property, plant and equipment for 1995, 1994 and 1993.

      (f)    Regulatory Assets and Liabilities:

             The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") 71; "Accounting for the Effects of Certain Types of Regulation". SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators. Regulatory assets of $25,006,000, $24,669,000 and $1,601,000 at December 31, 1995, 1994 and 1993,
           respectively, were related to Postretirement Benefits Other than Pensions (see Note 13). Regulatory assets of $155,566,000, $152,745,000 and $143,813,000 and regulatory liabilities of $28,279,000, $30,830,000 and $28,376,000 at December 31, 1995, 1994
           and 1993, respectively, were recorded to offset deferred income taxes (see note 1(i)).
             The Company continuously monitors the applicability of SFAS 71 to its regulated operations. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory and competitive environments and/or a decision by the Company to accelerate deployment of new technology. If the Company were to discontinue the application of SFAS 71 to one or more of its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities associated with such operation(s) and would be required to adjust the carrying amount of any property, plant and equipment that would be deemed not recoverable. The
           Company believes its regulated operations continue to meet the criteria for SFAS 71 and that the carrying value of its property, plant and equipment is recoverable in accordance with established rate-making practices.

      (g)    Accounting for Investments, Temporary Investments and Short-Term
             Debt:

              Investments include high credit quality, short- and intermediate-
           term fixed-income securities (primarily   state  and  municipal
           debt obligations) and equity securities. The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. Under SFAS 115, the Company is required to classify its investments at acquisition as available-for-sale, held-to-maturity or trading. The Company does not invest in securities which would be designated as trading. Prior to the  adoption  of  SFAS  115,  fixed  income securities  were stated at amortized cost and marketable equity securities were stated at the lower of cost or market.
             Securities which the Company will hold for an indefinite period of time, but which might be sold in the future as changes in market
           conditions   or   economic   factors   occur,   are   classified   as
           available-for-sale and are carried at estimated fair market value. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of Shareholders' equity. Securities for which the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Interest, dividends and gains and losses realized on sales of securities are reported in Investment income.
             Temporary investments in 1994 and 1993 represented investments in state and municipal securities which matured in less than one year, the proceeds of which were used to repay a portion of the short-term debt issued to partially and temporarily fund the acquisition of the GTE and ALLTEL Telecommunications Properties (see Note 3). Such investments were considered held-to-maturity and carried at amortized cost. Short-term debt outstanding was issued in the form of commercial paper notes payable to temporarily and partially fund the acquisition of the telecommunications properties. This short-term debt had a weighted average interest rate of 5.73% at December 31, 1995 and was repaid in early 1996 with proceeds from the issuance of Equity Providing Preferred Income Convertible Securities (see Note 7).

      (h)  Investment in Centennial Cellular Corp.:

             The Company  recorded its initial  investment in 102,187  shares of
           Centennial  Cellular  Corp.  ("Centennial")   Convertible  Redeemable
           Preferred  Stock  (the  "Preferred   Security")  at  $49,842,000  and
           1,367,099 shares of Centennial Class B Common Stock at $19,826,000 which in the aggregate represented the historical cost of the
           Company's investment in Citizens Cellular Company, prior to its merger with Century Cellular Corp. During 1994, the Company purchased 615,195 additional shares of Centennial Class B Common Stock for $8,613,000 pursuant to a Centennial rights offering.
             The terms of the Preferred Security provide that the Preferred Security may be converted by the holder into Centennial common stock and accretes a liquidation value preference at a fixed dividend rate of 7.5%, compounded quarterly, on an initial liquidation value preference of $125,700,000 until the Preferred Security reaches a liquidation value preference of $186,000,000 on
           August  31,  1996.   Commencing  on September 1, 1996,  Centennial
           may elect to pay an 8.5% cash dividend on the Preferred Security's $186,000,000 liquidation value preference or to redeem the Preferred Security for $186,000,000 in cash or in Centennial common stock. The Preferred Security is mandatorily redeemable on August 30, 2006.
              The Company recognizes the non-cash accretion as it is earned in each period as investment income and increases the book value of its investment in Centennial by the same amount. The liquidation value preference earned on the Preferred Security for 1995, 1994 and 1993 was $14,353,000, $13,481,000 and
           $9,594,000. From inception through December 31, 1995, $48,794,000 of such accretion has been accounted for in this manner. Pursuant to SFAS 115, beginning January 1, 1994, the investment in the Centennial Class B Common Stock has been classified as available-for-sale and is carried at fair market value while the Preferred Security has been classified as held-to-maturity and is carried at amortized cost. The fair market value of the Centennial Class B Common Stock at December 31, 1995 and 1994, was $33,947,000 and $33,699,000, respectively.
             On a quarterly basis, the Company assesses whether the book value of the Preferred Security can be realized by comparing such book value to the market value of Centennial's common equity and by evaluating other relevant indicators of realizability including Centennial's ability to redeem the Preferred Security. The carrying value of the Preferred Security would be deemed impaired to the extent that such carrying value exceeds the estimated realizability of the Preferred Security based on all existing facts and circumstances including the Company's assessment of its ability to realize the carrying value of the Preferred Security through mandatory redemption. The Company believes it can realize its investment in Centennial either by cash redemption by the issuer funded through refinancing by the issuer, by temporary conversion to common equity securities followed by the sale of the common equity securities, or by sale of its current investment holdings.

      (i)  Income Taxes, Deferred Income Taxes and Investment Tax Credits:

             The Company and its subsidiaries are included in a consolidated federal income tax return. The Company utilizes the asset and liability method of accounting for income taxes.
           Under the asset and liability method, deferred income taxes reflect the tax effect of temporary differences between the financial statement and the tax bases of assets and liabilities using presently enacted tax rates. Regulatory assets and liabilities represent income tax benefits previously flowed through to customers and from the allowance for funds used during construction, the effects of tax law changes and the tax benefit associated with unamortized deferred investment tax credits.
           These regulatory assets and liabilities represent the probable net increase in revenues that will be reflected through future ratemaking proceedings.
             The investment tax credits relating to utility properties, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

      (j)    Earnings Per Share:

             Earnings per share is based on the average number of outstanding shares. Earnings per share is presented with adjustment for subsequent stock dividends and stock splits. The calculation has not been adjusted for the 1.6% stock dividend declared on February 16, 1996, because its effect is immaterial. The effect on earnings per share of the exercise of dilutive options is immaterial.

(2)   Property, Plant and Equipment:

        The components of property, plant and equipment at December 31, 1995, 1994 and 1993 are as follows:

                                                             1995               1994           1993
                                                             ----               ----           ----
                                                                         ($ in thousands)
         Transmission and distribution facilities        $2,641,594         $2,159,452     $1,417,320
         Production and generating facilities               868,119            818,927        414,743
         Pumping, storage and purification facilities       107,653             93,942         80,175
         Construction work in progress                      212,892            210,213         68,868
         Administrative facilities                          337,196            285,445        160,423
         Intangibles and other                               19,900             15,744         12,362
                                                      -------------      -------------  -------------
                                                        $4,187,354          $3,583,723    $2,153,891
                                                        ===========         ==========    ==========

(3)    Mergers and Acquisitions:

         In July 1995, the Company acquired Flex Communications by merger. The Company issued 855,953 shares of Common Stock Series B for all of the outstanding shares of Flex. This transaction was accounted for using the pooling of interests method of accounting. Prior year financial statements were not restated as the amounts are not significant. Flex is a switch-based, inter-exchange carrier providing long distance, 800 Inbound long-distance, voice mail, paging, private data networks and cellular services to approximately 5,500 customers in upstate New York.
         In March 1995, the Company acquired Douglasville Water Company for $173,000 and 31,928 shares of Common Stock Series B. Douglasville provides water utility services in Pennsylvania to approximately 870 customers. This transaction was accounted for using the purchase method of accounting and the results of operations of Douglasville have been included in the accompanying financial statements from the date of acquisition.
         In February 1995, the Company acquired from the town of Youngtown, Arizona, the town's water and wastewater systems for $1,192,000, serving approximately 3,400 customers. This acquisition was accounted for using the purchase method of accounting and the results of operations of Youngtown have been included in the accompanying financial statements from the date of acquisition.
         In November 1994, the Company and ALLTEL Corporation signed definitive agreements pursuant to which the Company agreed to acquire from ALLTEL certain telecommunications properties in eight states serving approximately 110,000 local telephone access lines and certain cable television systems serving approximately 7,000 subscribers ("ALLTEL Telecommunications Properties"). The purchase price of the ALLTEL Telecommunications Properties (net of 3,600 of the Company's telephone access lines which were valued at $10 million and transferred to ALLTEL in a tax free exchange) is $282 million. On June 30, 1995, approximately 36,000 local telephone access lines in West Virginia and Oregon were transferred to the Company. On September 30, 1995, approximately 19,000 local telephone access lines in Tennessee were transferred to the Company. On October 31, 1995, approximately 18,000 local telephone access lines in Arizona, New Mexico and Utah and approximately 7,000 cable television lines in Arizona, New Mexico and California were transferred to the Company. On December 31, 1995, approximately 20,000 local telephone access lines in California were transferred to the Company and the Company's 3,600 local telephone access lines in Pennsylvania were transferred to ALLTEL. The remaining 23,000 local telephone access lines are located in Nevada and are expected to be transferred to the Company in early 1996.
         In August 1994, the Company acquired RHC, Inc. ("Metro Utility Co."). Metro Utility Co. provides water and wastewater treatment services to approximately 10,000 customers in the suburban Chicago area. The Company issued 504,807 shares of Common Stock Series B for all of the outstanding shares of Metro Utility Co. This transaction was accounted for using the pooling of interests method of accounting. Prior year financial statements were not restated as the amounts are not significant.

         In May 1993, the Company and GTE Corp. ("GTE") signed definitive agreements pursuant to which the Company agreed to acquire from GTE, for approximately $1.1 billion in cash, certain GTE telecommunications properties serving approximately 500,000 local telephone access lines in eight states ("GTE Telecommunications Properties"). On December 31, 1993, 189,123 local telephone access lines in Idaho, Tennessee, Utah and West Virginia were transferred to the Company. On June 30, 1994, 270,883 access lines in New York were transferred to the Company. On November 30, 1994, 37,802 access lines in Arizona and Montana were transferred to the Company and on December 30, 1994, 5,440 local telephone access lines in California were transferred to the Company.
         In 1993, the Company separately acquired Natural Gas Company of Louisiana ("NGL") and Franklin Electric Light Company, Incorporated ("Franklin") by merger. In these mergers, the Company issued 568,748 shares and 51,500 shares of Common Stock Series B for all of the common stock of NGL and Franklin, respectively. The acquisitions were accounted for using the poolings of interests method of accounting.
         The following unaudited pro forma financial information presents the combined results of operations of the Company and the GTE and ALLTEL Telecommunications Properties acquired to date as if the acquisitions had occurred on January 1 of the year preceding the respective dates acquired. The effects of the other acquisitions described above would not significantly impact the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the GTE and ALLTEL Telecommunications Properties constituted a single entity during such periods.

                                              1995                  1994                   1993
                                                 ($ in thousands, except for per-share amounts)

       Revenues                            $1,141,000            $1,138,000             $1,016,000

       Net Income                            $173,000              $172,000              $153,000

       Earnings per share                        $.78                  $.78                   $.68

         In September 1994, a subsidiary of the Company and a subsidiary of Century Communications Corp. ("Century") entered into a joint venture agreement for the purpose of acquiring, for approximately $89 million, and operating two cable television systems in southern California (the "Systems"). Century is a cable television company of which Leonard Tow, the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, is Chairman, Chief Executive Officer and Chief Financial Officer. In addition, Claire Tow, a director of the Company, is a Senior Vice President and a director of Century and Robert Siff, a director of the Company is a director of Century. The joint venture is governed by a management board on which the Company and Century are equally represented. The joint venture has entered into an agreement pursuant to which a subsidiary of Century (the "Manager") will manage the day-to-day operations of the Systems. The Manager will not receive a management fee but will be reimbursed only for the actual costs it incurs on behalf of the joint venture. With respect to the purchase of any service or asset for the joint venture for use in the Systems, the Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of vendors and is entitled to retain any discount in excess of 5%. On September 30, 1994, the joint venture acquired the first system serving approximately 26,500 subscribers. On November 30, 1995, the joint venture acquired the second system, serving approximately 20,700 subscribers. These joint ventures are being accounted for using the equity method of accounting.

(4)    Investments:
         The components of investments at December 31, 1995, 1994 and 1993 are as follows:

                                              1995      1994      1993
                                              ----      ----      ----
                                                   ($ in thousands)
         State and municipal securities    $172,518   $174,790  $296,371
         Investment in Centennial           132,583    117,982    90,628
         Other fixed income securities          408        411     7,670
         Marketable equity securities        23,581     31,828    13,282
         Other                                    0          0     3,071
                                           --------   --------  --------
            Total                          $329,090   $325,011  $411,022
                                           ========   ========  ========

         The Company's investment in Centennial at December 31, 1995, includes 102,187 shares of Convertible Redeemable Preferred Stock (the "Preferred Security") and 1,982,294 Class B Common Shares (see Note 1(h)). Centennial is a publicly traded subsidiary of Century.
         Net realized  gains on  marketable  equity  securities  included in the determination of net income for the years 1995, 1994 and 1993, respectively, were $13,904,000, $3,760,000 and $0. The amortized cost of marketable equity securities sold during 1995, 1994 and 1993 were $9,863,000, $384,000 and $0. The cost of securities sold was based on the actual cost of the shares of each security held at the time of sale. The aggregate fair market value of marketable equity securities at December 31, 1993 was $27,492,000 and total unrealized gains were $14,210,000.
         Marketable equity securities for each year include 1,807,095 shares (1,500,000 original shares adjusted for stock dividends) of Class A Common Stock of Century. These shares represent less than 2% of the total outstanding common stock of Century. The Chairman, Chief Executive
       Officer and Chief Financial Officer of the Company is also Chairman, Chief Executive Officer and Chief Financial Officer of Century.
         Pursuant to the provisions of SFAS 115, the Company classified its Investments into two categories at January 1, 1994: "held-to-maturity" and "available-for-sale". The Company recorded unrealized holding gains on securities classified as available-for-sale as an increase to Investments and as a separate component of shareholders equity.
         The following summarizes the amortized cost, gross unrealized holding gains and losses and fair market value for investments.

                                                                       Unrealized Holding          Aggregate Fair
         Investment Classification        Amortized Cost              Gains        (Losses)         Market Value
                                                                        ($ in thousands)
         As of December 31, 1995
         Held-To-Maturity                     $244,982              $ 79,808        $   (59)         $ 324,731
         Available-For-Sale                   $ 77,485              $  8,422        $(1,799)         $  84,108

         As of December 31, 1994
         Held-To-Maturity                     $259,484              $ 80,293        $(3,055)         $ 336,722
         Available-For-Sale                   $ 50,809              $ 14,718        $     0          $  65,527

       The maturities of debt securities and redeemable preferred securities classified as held to maturity were as follows at December 31, 1995:

                                                                   Held-to-Maturity Securities
         Investment Maturities                       Amortized Cost                  Fair Market Value
         ---------------------                -----------------------------   ------------------------
                                                                       ($ in thousands)
         Due within 1 year                             $ 46,465                              $ 46,724
         Due after 1 through 5 years                     72,505                                73,627
         Due after 5 through 10 years                    22,565                                23,500
         Due after 10 years                             103,447                               180,880
                                                      ---------                             ---------
                                                       $244,982                              $324,731
                                                       ========                              ========

              The Company sold $68,458,000, and $19,335,000 of securities classified as held-to-maturity during 1995 and 1994, respectively, for the purpose of financing a portion of the acquisition of the GTE and ALLTEL Telecommunications Properties; gross realized gains on such sales for 1995 and 1994, respectively, were $474,000 and $372,000, gross realized losses were $8,000 and $94,000 for 1995 and 1994, respectively.

(5)    Fair Value of Financial Instruments:

            The following table summarizes the carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1995, 1994 and 1993. For the other financial instruments, representing cash and cash equivalents, accounts and notes receivables, short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                              1995                        1994                         1993
                                              ----                        ----                         ----
                                     Carrying                     Carrying                    Carrying
                                      Amount     Fair Value        Amount     Fair Value       Amount      Fair Value
                                                                      ($ in thousands)
         Temporary Investments    $        0    $         0       $108,818      $108,935        $89,752       $93,438
         Investments                 329,090        408,839        325,011       402,249        411,022       534,496
         Long-Term Debt            1,187,000      1,263,000        994,189       992,349        547,673       602,710

         The fair value of the above financial instruments, except for the investment in the Centennial Preferred Securities, are based on quoted prices at the reporting date for those financial instruments. The fair value of the Centennial Preferred Security is estimated to be its accreted value at the respective reporting dates (see Note 1(h)).

   (6) Long-term Debt:

                                      Weighted average
                                      interest rate at                               December 31,
                                                                 --------------------------------
                                     December 31, 1995    Maturities       1995           1994         1993
                                     -----------------    ----------       ----           ----         ----
                                                                                    ($ in thousands)
         Debentures                          7.50%          2001-2034  $  700,000       $425,000     $150,000
         Industrial development
           revenue bonds                     5.87%          2015-2030     374,089        325,125      284,777
         Rural Utility Services
           and Rural Telephone
           Bank notes                        5.60%          1996-2027      71,609         47,106       42,237
         Senior unsecured notes              8.05%               2012      23,000              0            0
         Commercial paper notes
           payable                           5.73%          Variable       16,100        187,800       58,953
         Other long-term debt                8.66%          1996-1998       2,202          9,158       11,706
                                           -------                   ------------    -----------    ---------

                                             6.86%                     $1,187,000       $994,189     $547,673
                                             =====                     ==========       ========     ========

         The total principal amounts of industrial development revenue bonds at December 31, 1995, 1994 and 1993, were $406,080,000, $392,530,000 and
       $377,890,000, respectively. Industrial development revenue bond funds issued are held by a trustee until used for payment of qualifying construction. The amounts presented in the table above represent funds that have been used for construction through December 31, 1995, 1994 and 1993, respectively.

         Certain commercial paper notes payable have been classified as long-term debt because these obligations are expected to be refinanced with long-term debt securities.
         The Company has available lines of credit with commercial banks in the amounts of $400,000,000 and $200,000,000, which expire on December 14, 1996 and December 16, 2000, respectively, and have associated facility fees of one-twentieth of one percent (.05%) per annum and one-thirteenth of one percent (.075%) per annum, respectively. The terms of the lines of credit provide the Company with extension options.
         The installment principal payments and maturities of long-term debt for the next five years are as follows:

                                            1996          1997          1998          1999         2000
                                            ----          ----          ----          ----         ----
                                                       ($ in thousands)
        Installment principal  payments  $ 2,965         $2,935        $2,604         $2,710       $2,839
        Maturities                           900            125         1,428              -            -
                                       ---------       --------       -------     ----------  -----------
                                         $ 3,865        $ 3,060        $4,032         $2,710       $2,839
                                        ========        =======        ======         ======       ======

       Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 1997 for $30,350,000 of principal amount of bonds. In the years 1995, 1994 and 1993, respectively, interest payments on short- and long-term debt were $78,659,000, $74,803,000 and $40,217,000.

(7)    Capital Stock:
         The common  stock of the Company is in two series,  Series A and Series
       B. The Company is authorized to issue up to 200,000,000 shares of Common Stock Series A and 300,000,000 shares of Common Stock Series B. Quarterly stock dividends are declared and issued at the same rate on both Series A and Series B. Series B shareholders have the option of enrolling in the "Series B Common Stock Dividend Sale Plan." The Plan offers Series B shareholders the opportunity to have their stock dividends sold by the Plan Broker and the net cash proceeds of the sale distributed to them quarterly. Series A shares are convertible share-for-share into Series B shares. Series B shares are not convertible into Series A. Both series are the same in all other respects.
         On May 21, 1993, the Company declared a 2-for-1 stock split of its Series A and Series B common stock. The stock split was distributed on August 31, 1993, to shareholders of record on August 16, 1993.
         On January 30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 3/8 per share (not adjusted for subsequent stock dividends). The $244,200,000 of net proceeds from the issuance was used to permanently fund a portion of the acquisition of the GTE Telecommunications Properties.
         Quarterly stock dividend rates declared on Common Stock Series A and Series B are based upon cash equivalent rates and share market prices, and have been as follows:

                                                                        Dividend Rates
                                                         1995         1994          1993
                          First quarter                  1.5%         1.1%          1.2%
                          Second quarter                 1.5%         1.15%         1.0%
                          Third quarter                  1.6%         1.3%          1.1%
                          Fourth quarter                 1.6%         1.4%          1.0%
                                                         -----        ----          ----
                            Total                        6.2%         4.95%         4.3%
                                                         ====         =====         ====
                            Compounded Total             6.35%        5.04%         4.37%
                                                         =====        =====         =====

         Annualized stock dividend cash equivalent rates considered by the Company's Board of Directors in declaring stock dividends for 1995, 1994 and 1993, respectively, were 72 1/4 cents, 68 7/8 cents and 65 cents per share (adjusted for all stock splits and stock dividends paid subsequent to all dividends declared through December 31, 1995 and rounded to the nearest 1/8th).

         In May 1995, the Board of Director's authorized the buyback of up to $50 million of Common Stock Series A and Series B shares. Shares have been and will be purchased on the open market from time to time. The Company purchased 1,865,000 shares at a cost of $22,028,000 in 1995. Purchased shares are used to pay stock dividends. The Company used 7,000 shares (not adjusted for subsequent stock dividends and a stock split) acquired from employees pursuant to the Management Equity Incentive
       Plan in partial payment of the 1993 stock dividend. These shares had a cost of $215,000.
         The activity in shares of outstanding common stock for Series A and Series B during 1995, 1994 and 1993 is summarized as follows:
                                                       Number of Shares
                                                 Series A           Series B
       Balance at January 1, 1993               64,156,000        22,604,000
            Acquisitions                                 0           621,000
            Stock dividends                      4,114,000         1,548,000
            Stock split (2 for 1)               64,620,000        24,142,000
            Stock plans                                  0           457,000
            Conversion of Series A to Series B  (3,105,000)        3,105,000
                                               ------------     ------------
       Balance at December 31, 1993            129,785,000        52,477,000
            Acquisitions                                 0           505,000
            Stock dividends                      6,484,000         2,744,000
            Stock plans                            355,000         1,122,000
            Conversions of Series A to Series B (2,278,000)        2,278,000
                                               -----------       -----------
       Balance at December 31, 1994            134,346,000        59,126,000
            Acquisitions                                 0           888,000
            Stock issuance                      19,000,000                 0
            Stock dividends                      9,499,000         4,098,000
            Common stock buybacks                 (462,000)       (1,403,000)
            Stock plans                            601,000         1,894,000
            Conversions of Series A to Series B (7,626,000)        7,626,000
                                              ------------       -----------
       Balance at December 31, 1995            155,358,000        72,229,000
                                              ============       ===========

         The Company used 7,000 Series B shares (not adjusted for subsequent stock dividends and a stock split) acquired from employees pursuant to the Management Equity Incentive Plan in partial payment of the 1993 stock dividend. These shares had a cost of $215,000.
         On January 22, 1996, pursuant to an underwritten public offering, a subsidiary of the Company issued 4,025,000 shares of 5% Equity Providing Preferred Income Convertible Securities ("EPPICS") having a liquidation preference of $50 per security and a maturity date of January 15, 2036. Each security is initially convertible into 3.252 shares of the Company's Common Stock Series A at a conversion price of $15.375 per share. The $196,722,000 in net proceeds from the sale of these securities were used to repay short-term debt, permanently fund a portion of the ALLTEL
       Telecommunications Properties to be acquired, and for other general corporate purposes.
         The Company has 50,000,000 of authorized but unissued shares of preferred stock ($.01 par).

 (8)   Employee Stock Plans:
         Under the Citizens Utilities Company Management Equity Incentive Plan ("MEIP"), awards of the Company's Series A or Series B common stock may be granted to eligible officers, management employees and non-management exempt employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.
         The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% of the Company's common stock outstanding provided that no more than 9,100,000 shares (adjusted for subsequent stock dividends and stock splits) will be issued pursuant to incentive stock options under the MEIP. No awards will be granted more than 10 years after the effective date (June 22, 1990) of the MEIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

         Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.
         The following summary of shares subject to option under the MEIP presents option share activity adjusted for subsequent stock splits and dividends through the end of the respective year presented.

                                                                            Weighted
                                                                         Average option
                                           Shares subject to option      price per share
        Balance at January 1, 1993                 3,920,000                   $12.54
          Options granted                          1,862,000                    18.06
          Options exercised                         (239,000)                    7.62
          Options canceled or lapsed                 (25,000)                    5.44
          Adjustment for stock dividends*            201,000                        -
                                                ------------
        Balance at December 31, 1993               5,719,000                    14.14
          Options granted                          1,562,000                    13.06
          Options exercised                         (149,000)                    8.04
          Options canceled or lapsed                 (69,000)                   14.17
          Adjustment for stock dividends*            287,000                       -
                                               -------------
        Balance at December 31, 1994               7,350,000                    14.07
          Options granted                             99,000                    11.06
          Options exercised                         (260,000)                    6.75
          Options canceled or lapsed                (107,000)                   14.16
          Adjustment for stock dividends*            456,000                       -
                                               -------------
        Balance at December 31, 1995               7,538,000                   $14.30
                                               =============

        Options exercisable at end of year         4,472,000                   $12.59
                                               =============

    * Represents adjustment to outstanding option shares to reflect stock dividends.

         During 1995 and 1993, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock Series B. There were no restricted stock award grants in 1994. The number of Series B shares issued as restricted stock awards during 1995 and 1993 were 9,000 and 158,000, respectively, (adjusted for subsequent stock dividends and stock splits). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. The restrictions lapse over six months, three year and five year periods. At December 31, 1995, 347,000 shares (adjusted for subsequent stock dividends and stock splits) of restricted stock were outstanding.
         The Company's Employee Stock Purchase Plan ("ESP Plan") was approved by shareholders on June 12,1992 and amended on May 21, 1993. Under the ESP Plan, eligible employees of the Company and its subsidiaries may subscribe to purchase shares of Common Stock Series B at 85% of the lower of the average market price on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. As of December 31, 1995, there were 1,813,000 shares of Common Stock Series B reserved for issuance under the ESP Plan. These shares will be adjusted for any future stock dividends or stock splits. The ESP Plan will terminate when all 1,813,000 shares reserved have been subscribed for, unless terminated earlier by the Board of Directors. The ESP Plan is administered by the Compensation Committee of the Board of Directors. As of December 31, 1995, the number of employees participating in the ESP Plan was 1,768 and the total number of shares subscribed for under the ESP Plan was 400,923.

         The Company's non-employee Directors' Deferred Fee Equity Plan (the "Directors Plan") was approved by shareholders on May 19, 1995. The Directors Plan includes an Option Plan and a Stock Plan. Through the Option Plan, an eligible director may elect to receive his or her director's fees for a period of up to five years in the form of options to purchase Company common stock, the number of such options being equal to such fees divided by 20% of the fair market value of Company common stock on the effective date of the options. Through the Stock Plan, an eligible director may elect to receive his or her director's fees in the form of Plan Units, the number of such Plan Units being equal to such fees divided by the fair market value of Company common stock on certain specified dates. In the event of termination of Directorship, a Stock Plan participant will receive the value of such Plan Units in either stock or cash or installments of cash as selected by the Participant at the time of the related Stock Plan election. As of any date the maximum number of shares of Common Stock which the Plan may be obligated to deliver pursuant to the Stock Plan and the maximum number of shares of Common Stock which shall have been purchased by Participants pursuant to the Option Plan and which may be issued pursuant to outstanding options under the Option Plan shall not be more than one (1%) percent of the total outstanding shares of Common Stock Series A and Series B of the Company as of such date, subject to adjustment in the event of changes in the corporate structure of the Company affecting capital stock. There are currently 9 directors participating in the Directors Plan. In 1995, the total Options and Plan Units earned were 96,246, and 3,416, respectively. At December 31, 1995, 40,595 options were exercisable at a weighted average exercise price of $12.127.

(9)    Income Taxes

         The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:
                                            1995          1994         1993
                                        -----------    -----------  -----------
       Consolidated tax  provision at
          federal statutory  rate          35.0%          35.0%         35.0%
       State income tax provisions,
          net of  federal income tax
          benefit                           2.1%           2.5%          3.6%
       Allowance for funds used
          during  construction             (2.3%)         (2.4%)        (2.5%)
       Amortization of
          investment tax credits           (0.9%)         (0.9%)        (1.2%)
       Nontaxable investment income        (1.7%)         (2.9%)        (4.7%)
       Accrual adjustment                  (2.9%)         (0.2%)        (0.3%)
       All other - net                      0.2%          (0.2%)        (0.5%)
                                           -----         ------         -----
                                           29.5%          30.9%         29.4%
                                           =====         ======         =====


        For 1995, 1994 and 1993, accumulated deferred income taxes amounted to $298,424,000, $230,556,000 and $194,165,000, respectively, and the unamortized deferred investment tax credits amounted to $15,670,000, $17,594,000 and $19,306,000, respectively. Income taxes paid during the year were $39,425,000, $30,395,000 and $24,139,000 for 1995, 1994 and 1993,
     respectively.

     The components of the net deferred income tax liability at December 31, are as follows:

                                                               1995              1994               1993
                                                               ----              ----               ----
                                                                           ($ in thousands)
       Deferred income tax liabilities
            Property, plant and equipment basis
              differences                                     $246,128         $177,549            $148,756
            Regulatory assets                                   63,871           62,578              57,134
            Other-net                                           22,741           28,704              25,365
                                                            ----------      -----------        ------------
                                                               332,740          268,831             231,255
                                                             ---------       ----------         -----------
       Deferred income tax assets
            Deferred investment tax credits                      6,231            7,183               6,649
            Regulatory liabilities                              12,415           13,498              11,135
                                                            ----------      -----------         -----------
                                                                18,646            20,681             17,784
                                                            ----------       -----------        -----------

            Net deferred income tax liability                 $314,094        $ 248,150           $ 213,471
                                                              ========        =========           =========


         The provision for federal and state income taxes, as well as the taxes charged or credited to Shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

                                                                 1995             1994             1993
                                                                 ----             ----             ----
       Income taxes charged (credited) to the income statement:             ($ in thousands)
       --------------------------------------------------------
       Current:
           Federal                                              $13,297         $28,347           $39,571
           State                                                  1,014           3,595             8,682
                                                              ---------      ----------         ---------
           Total current                                         14,311          31,942            48,253
                                                              --------       ----------         ---------
       Deferred:
           Federal                                               48,168          29,829             4,917
           Investment tax credits                                (2,057)         (1,949)           (2,086)
           State                                                  6,395           4,501             1,214
                                                               --------      ----------         ---------
           Total deferred                                        52,506          32,381             4,045
                                                               --------      ----------         ---------
       Income taxes charged (credited) to the income statement  $66,817         $64,323           $52,298
                                                               ========      ==========         =========

       Income taxes charged (credited) to shareholders' equity:
       Deferred income taxes on unrealized gains
         on securities classified as available-for-sale        ($3,052)         $5,588            $     0
       Current benefit arising from stock
         options exercised                                        (406)           (137)              (537)
                                                               --------      ---------          ----------
       Income taxes charged (credited) to shareholders' equity ($3,458)         $5,451            $  (537)
                                                               ========      =========          ==========

            Total income taxes                                 $63,359         $69,774            $51,761
                                                               ========      =========          ==========


(10)   Segment Information:

                                                               Year Ended December 31,
                                                   1995                 1994                 1993
                                                                   ($ in thousands)
       Telecommunications:
         Revenues                                $616,747            $456,875            $177,497
         Assets                                 2,097,277           1,805,893             910,276
         Depreciation                             120,608              81,659              22,744
         Capital expenditures                     144,613             177,419              66,619
         Operating income before
           income taxes                           174,196             148,720              85,934

       Natural gas:
         Revenues                                $197,902            $208,940            $211,892
         Assets                                   344,036             306,979             289,121
         Depreciation                              12,155              10,827              10,646
         Capital expenditures                      31,056              31,235              25,677
         Operating income before
           income taxes                            25,874              30,205              28,971

       Electric:
         Revenues                                $175,351            $167,940            $158,222
         Assets                                   487,893             458,457             446,284
         Depreciation                              17,035              15,251              12,924
         Capital expenditures                      39,829              43,132              43,673
         Operating income before
           income taxes                            30,060              31,221              30,660

       Water/Wastewater:
         Revenues                               $  79,032            $ 72,395            $ 65,488
         Assets                                   505,851             455,312             400,288
         Depreciation                               9,137               7,438               8,384
         Capital expenditures                      41,261              38,884              37,426
         Operating income before
           income taxes                            24,043              17,978              15,595


(11)   Quarterly Financial Data (unaudited):

                                                                                         Net Income
       ($ in thousands)                                                                   Per Share
       ----------------                                                              -------------------
            1995                           Revenues                  Amount        Series A       Series B
            ----                           --------                  ------        --------       --------
        First quarter                     $267,034                   $33,903          $.16           $.16
        Second quarter                     251,678                    41,939           .19            .19
        Third quarter                      259,732                    45,061           .20            .20
        Fourth quarter                     290,588                    38,633           .18            .18

                                                                                    Net Income
       ($ in thousands)                                                                      Per Share
       ----------------                                                           --------------------
            1994                           Revenues                  Amount        Series A       Series B
            ----                           --------                  ------        --------       --------
        First quarter                      $222,156                  $31,655          $.16           $.16
        Second quarter                      187,130                   38,016           .19            .19
        Third quarter                       241,005                   38,687           .19            .19
        Fourth quarter                      255,859                   35,639           .17            .17

         The quarterly net income per share amounts are rounded to the nearest cent. Annual earnings per share may vary depending on the effect of such rounding.

(12)   Supplemental Cash Flow Information:
         The following is a schedule of net cash provided by operating activities for the years ended December 31, 1995, 1994 and 1993.


                                                                 1995           1994         1993
                                                                 ----           ----         ----
                                                                          ($ in thousands)
        Net income                                            $159,536        $143,997     $125,630
        Adjustments to reconcile net income
          to net cash provided by operating
          activities:
             Depreciation expense                              158,935         115,175       54,698
             Deferred income taxes and
               amortization of investment
               tax credits                                      52,506          32,381        4,045
             Centennial investment income                      (14,353)        (13,481)      (9,594)
             Allowance for equity funds used
               during construction                             (10,783)        (11,402)     (10,123)
             Change in accounts receivable                     (22,684)        (20,663)     (23,068)
             Change in accounts payable                         11,247          21,520       (3,773)
             Change in accrued taxes and
               accrued interest                                 (6,923)         13,024       24,960
             Other                                              10,893         (18,235)      32,174
                                                             -----------      ---------   ---------

               Net cash provided by operating activities      $338,374        $262,316    $ 194,949
                                                             ===========      =========   =========

             In   conjunction    with   the    acquisitions    of   the   ALLTEL
          Telecommunications Properties, the Company assumed $41,447,000 in debt at a weighted average interest rate of 6.59%.

(13)   Retirement Plans:
                                        Pension Plan
         The Company and its subsidiaries have a noncontributory pension plan covering all employees who have met certain service and age requirements. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to fund the plan's net periodic pension cost while considering its tax deductibility and the minimum funding requirement. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.
         Pension costs for 1995, 1994 and 1993 include the following components:

                                              1995          1994          1993
                                              ----          ----          ----
                                                       ($ in thousands)
            Service cost                     $6,549       $  5,777      $ 3,585
            Interest cost on projected
              benefit obligations            10,735          8,166        5,038
            Net amortization and deferral       335            172        1,751
            Return on plan assets           (11,784)        (9,754)      (6,945)
                                           --------        -------      --------
              Net pension cost               $5,835         $4,361      $ 3,429
                                           ========        =======      ========

         Assumptions used in the computation of pension costs/actuarial present value of projected benefit obligations included the following:

                                                 1995       1994      1993
                                                 ----       ----      ----
              Discount rate                  8.25% /7.50%   8.00%     7.50%
              Expected long-term rate of
                return on plan assets            8.75%      8.50%     8.00%
              Rate of increase in
                compensation levels          4.50%/4.00%    4.50%     4.50%

         As of December 31, 1995, 1994 and 1993, respectively, the fair values of plan assets were $133,700,000, $133,964,000 and $73,233,000. The actuarial present values of the accumulated benefit obligations were $100,367,000, $86,186,000 and $57,216,000 for 1995, 1994 and 1993,
       respectively. The actuarial present values of the vested accumulated benefit obligation for 1995, 1994 and 1993, respectively, were $86,260,000, $77,053,000 and $54,591,000. The total projected benefit obligations for 1995, 1994 and 1993, respectively, were $145,008,000, $125,943,000 and $75,531,000. In 1994, the Company recorded $34,199,000 of accumulated benefit obligation, $28,069,000 of vested accumulated benefit obligation and $54,166,000 of projected benefit obligation pursuant to the acquisition of the GTE Telecommunications Properties. Assets sufficient to fully fund these obligations were transferred to the plan from the GTE pension plan.

                                  Other Post-Retirement Benefit Plans
         The Company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. The components of the net periodic postretirement benefit cost for the years ended December 31, 1995 , 1994 and 1993 are as follows:

                                                       1995     1994    1993
                                                       ----     ----    ----
                                                            ($ in thousands)
                Service cost                          $2,038   $1,826  $  845
                Interest cost                          4,023    3,418   1,710
                Amortization of transition obligation  1,038    1,048   1,116
                Other                                    467      313       0
                                                     -------   ------  ------
                  Net periodic postretirement
                   benefit cost                       $7,566   $6,605  $3,671
                                                     =======   ======  ======

         The following table sets forth the accrued postretirement benefit liability recognized in the Company's balance sheets at December 31, 1995, 1994 and 1993:

                                                                   1995              1994             1993
                                                                   ----              ----             ----
                                                                                ($ in thousands)
               Accumulated postretirement benefit obligation:
                Retirees                                        ($19,736)        ($14,946)         ($13,919)
                Fully eligible active plan participants           (9,964)          (7,158)           (2,749)
                Other active plan participants                   (30,304)         (32,882)           (7,328)
                                                             ------------       ----------        ----------
                   Total accumulated postretirement
                   benefit obligation                            (60,004)         (54,986)          (23,996)
               Plan assets at fair value                             912
               Unrecognized net (gain) loss                       (2,961)          (1,914)            1,563
               Unrecognized prior service cost                     3,480            2,932            (1,477)
               Unrecognized transition obligation                 17,638           18,676            21,201
                                                              ----------       ----------         ---------
                   Net accumulated postretirement benefit
                    obligation                                  ($40,935)        ($35,292)          ($2,709)
                                                              ==========       ==========         =========

         Of the net periodic post retirement benefit cost presented above, the Company recorded $2,781,000, $4,621,000 and $1,601,000 in 1995, 1994 and
       1993, respectively, as regulatory assets for states whose regulatory commissions to date have not but will likely allow recovery of accrued costs in future rate proceedings. The Company's annual cost includes
       20-year prospective recognition of the transition obligation. In those states in which regulatory commissions have permitted recovery of accrued costs, the Company has established trusts to fund these future liabilities. For measurement purposes, the Company used the same discount rates as were used for the pension plan and a 7% annual rate of increase in the per-capita cost of covered health-care benefits, gradually decreasing to 5% in the year 2040 and remaining at that level thereafter. The effect of a 1% increase in the assumed health-care cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $606,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $6,000,000. In 1994, the Company recorded $27,357,000 of accumulated postretirement benefit obligation pursuant to the acquisition of the GTE Telecommunications Properties.

(14)   Commitments and Contingencies:
         The Company has budgeted expenditures for facilities in 1996 of approximately $340,000,000 and certain commitments have been entered into in connection therewith.
        The Company conducts certain of its operations in leased premises and also leases certain equipment and other assets pursuant to operating leases. Terms of the leases, including purchase option and obligations, renewals and maintenance costs, vary by lease.
         Future minimum rental commitments for all long-term noncancellable operating leases are as follows:

                                Year                          Amount
                                ----                          ------
                                1996                       $9,762,000
                                1997                        8,830,000
                                1998                        8,196,000
                                1999                        7,819,000
                                2000                        7,890,000
                            2001 to 2020                   30,215,000
                                                          -----------
                                Total                     $72,712,000
                                                          ===========

         Total rental expense included in the Company's results of operations for the years ended December 31, 1995, 1994 and 1993 was $6,778,000, $3,913,000 and $2,098,000, respectively.
         A subsidiary  of the Company was the guarantor of a  $33,200,000 bank  loan to  Hungarian  Telephone  and  Cable  Corp. ("HTCC").  In
       addition,   the  Company  has  agreed  to  provide  up  to
       $20,000,000 of additional financial support to HTCC. No amount has been accrued for the guarantee and financial support commitments.