Form 10-Q
period 1996-03-31
CITIZENS UTILITIES CO
filed 1996-05-14
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996  Commission file  number 001-11001
                               --------------                          ---------
                       CITIZENS UTILITIES COMPANY
        (Exact name of registrant as specified in its charter)

 Delaware                                                06-0619596
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


            High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                                 06905
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number,including area code(203)329-8800



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

                               Yes  X     No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1996.

                Common Stock Series A        154,534,996
                Common Stock Series B         76,188,062

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                      INDEX


                                                              Page No.

Part I.  Financial Information

Consolidated Condensed Balance Sheets
 March 31, 1996 and December 31, 1995                            2

Consolidated Condensed Statements of Income
 for the Three Months Ended March 31, 1996 and 1995              3

Consolidated Condensed Statements of Cash Flows
 for the Three Months Ended March 31, 1996 and 1995              4

Notes to Financial Statements                                    5

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   6

Part II.  Other Information                                      7

Signature                                                        8

                          PART I. FINANCIAL INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                        March 31, 1996        December 31, 1995
ASSETS                                  --------------         ----------------

Current assets:
     Cash                               $        9,724          $        17,922
     Accounts receivable                       205,872                  199,813
     Other                                      36,774                   34,967
                                         -------------           --------------
       Total current assets                    252,370                  252,702
                                         -------------           --------------

Property, plant and equipment                4,296,854                4,187,354
Less accumulated depreciation                1,342,895                1,279,324
                                         -------------           --------------
       Net property, plant and equipment     2,953,959                2,908,030
                                         -------------           --------------

Investments                                    364,678                  329,090
Regulatory assets                              180,639                  180,572
Deferred debits and other as                   261,348                  247,793
                                         -------------           --------------
         Total assets                   $    4,012,994          $     3,918,187
                                         =============           ==============

LIABILITIES AND EQUITY

Current liabilities:
     Long-term debt due within one year $        3,027          $         3,865
     Short-term debt                                 -                  140,650
     Other                                     348,229                  359,163
                                          ------------           --------------
           Total current liabilities           351,256                  503,678
                                         -------------            -------------
Customer advances for construction and
     contributions in aid of construction      225,388                  223,923
Deferred income taxes                          326,329                  314,094
Regulatory liabilities                          27,746                   28,279
Deferred credits and other liabilities         103,028                  101,300
Long-term debt                               1,194,114                1,187,000
                                         -------------            -------------
   Total liabilities                         2,227,861                2,358,274
                                         -------------            -------------
Company Obligated Mandatorily Redeemable
  Convertible Preferred Securities  *          201,250                        -
                                         -------------            -------------
Shareholders' Equity:
    Common stock issued, $.25 par value
      Series A                                  38,749                   38,839
      Series B                                  18,827                   18,057
    Additional paid-in capital               1,290,617                1,263,694
    Retained earnings                          230,122                  235,236
    Unrealized gain on securities
      classified as available for sale           5,568                    4,087
                                         -------------            -------------
        Total equity                         1,583,883                1,559,913
                                         -------------            -------------
          Total liabilities and
            shareholders'              $     4,012,994          $     3,918,187
                                         =============            =============

* Represents securities of a subsidiary trust, the sole assets of which are are securities of a subsidiary partnership substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands, except per-share amounts)


                                                  1996                   1995
                                               ----------             ---------

Revenues                                     $    329,138         $   267,034
                                               ----------           ---------

Expenses:
     Operating expenses                           211,116             168,738
     Depreciation                                  47,030              39,394
                                               ----------          ----------
                                                  258,146             208,132
                                               ----------          ----------

Income from operations                             70,992              58,902

Other income, net                                  11,047              12,855
Interest expense                                   22,003              22,697
                                               ----------          ----------
Income before income taxes and dividends
 on Company Obligated Mandatorily
  Redeemable Convertible Preferred
   Securities                                      60,036              49,060

Income taxes                                       19,927              15,156
                                               ----------           ---------
Income before dividends on convertible
  preferred securities                             40,109              33,904

Dividends on Company Obligated Mandatorily
  Redeemable Convertible   Preferred
   Securities, net of income tax benefit            1,253                   -
                                               ----------           ---------
Net Income                                   $     38,856         $    33,904
                                               ==========           =========

Earnings per share of common stock
   Series A and Series B                     $        .17         $      .15*
                                               ==========           =========

Average number of common shares outstanding
   for the period:
     Series A Common Stock                        155,173            156,941*
     Series B Common Stock                         73,769             64,826*

Dividend rate declared on common stock:
     Paid in Series A shares on Series A
         Common Stock and in Series B shares
         on Series B Common Stock                    1.6%                1.5%
                                               ==========           =========



*Adjusted for subsequent stock dividends





The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In thousands)




                                               1996                    1995
                                           -----------              -----------

Net cash provided by operating activities       72,991            $      58,722
                                           -----------              -----------

Cash flows from investing activities:
     Construction expenditures                (51,622)                 (43,523)
     Securities purchased                     (75,088)                        -
     Securities sold                            20,132                   51,086
     Securities matured                         17,710                   34,423
     Business acquisitions                    (44,200)                  (4,597)
     Other, net                                    304                      758
                                           -----------              -----------
                                             (132,764)                   38,147
                                           -----------              -----------

Cash flows from financing activities:
     Long-term debt borrowings                  20,548                   12,277
     Long-term debt principal payments        (15,218)                 (12,247)
     Short-term debt repayments              (140,650)                (350,900)
     Issuance of Company Obligated
       Mandatorily Redeemable
       Convertible Preferred Securities        201,250                        -
     Issuance of common stock                    1,019                  258,823
     Common stock buybacks                    (14,477)                        -
     Other                                       (897)                      435
                                           -----------              -----------
                                                51,575                 (91,612)
                                           -----------              -----------

(Decrease) increase in cash                    (8,198)                    5,257
Cash at January 1,                              17,922                   14,224
                                           -----------              -----------
Cash at March 31,                        $       9,724            $      19,481
                                           ===========              ===========


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

     (2) Earnings per share is based on the average number of outstanding shares, adjusted for subsequent stock dividends. The effect on earnings per share of outstanding stock options is immaterial.

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

     (4) During the first quarter of 1996 a consolidated wholly-owned subsidiary of the Company, Citizens Utilities Trust (the "Trust"), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 ("Trust
     Convertible Preferred Securities"), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the "Partnership"). The proceeds from the issuance of the
     Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from the Company $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures Due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and the Company's Convertible Subordinated Debentures are substantially all the assets of the Partnership. The Company's obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a)  Liquidity and Capital Resources

     For the three months ended March 31, 1996, the primary source of funds was from operations. Funds requisitioned from the 1995, 1994 and 1993 Series Industrial Development Revenue Bond construction fund trust accounts were used to partially pay for construction of utility plant.

     On January 22, 1996, a subsidiary of the Company issued 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (also known as Equity Providing Preferred Income Convertible Securities or "EPPICS") having a liquidation preference of $50 per security and a maturity date of January 15, 2036. Each security is currently convertible into 3.304 shares of the Company's Common Stock Series A at a conversion price of $15.133 per share (as adjusted for subsequent stock dividends paid on Series A Common Stock. The $196,722,000 of net proceeds from the sale of these securities was used to repay short-term debt, permanently fund a portion of the acquisition of 23,000 telephone access lines in Nevada from ALLTEL Corporation on March 31, 1996 and for other general corporate purposes.

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indictors of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at March 31, 1996 as compared to December 31, 1995. The increase is primarily due to the repayment of outstanding commercial paper with the proceeds from the issuance of the EPPICS. The company has lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at March 31, 1996.


     During the first quarter of 1996, the Company was authorized increases in annual revenues for properties in Pennsylvania and Louisiana totaling
     $6,317,000. The Company has requests for increases in annual revenues pending before regulatory commissions in Arizona and Hawaii.


    (b)  Results of Operations

     Operating revenues for the three months ended March 31,1996 increased $62,104,000, or 23%, compared to the like 1995 period primarily due to increased telecommunications revenues. Telecommunications revenues totaled $181,753,000, a 29% increase over the 1995 amount of $140,449,000 primarily due to revenues derived from operating properties acquired since June 30, 1995. Natural gas revenues increased 21% over the prior year amount primarily due to increased consumption per customer for the Louisiana Gas Division as a result of colder than normal weather conditions.

     Operating expenses of $211,116,000 for the three months ended March 31, 1996 increased 25% over the 1995 amount of $168,738,000 primarily due to operating expenses related to the the telecommunications properties acquired. The increase was also attributable to an increase in natural gas purchased due to increased consumption and higher gas costs. Depreciation expense of $47,030,000 for the three months ended
     March 31, 1996 increased 19% compared to the like 1995 period primarily due to increased depreciable plant from the telecommunications property acquisitions.

     Other income, net, of $11,000,000 for the three months ended March 31, 1996 decreased 14% from $12,855,000 reported for the first quarter of 1995 primarily due to a reduction in investment income. Investment income decreased due to gains taken on the sale of securities in 1995, the proceeds of which were used to reduce short-term debt.

                   PART II. OTHER INFORMATION
           CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Item 6. Reports on Form 8-K

     (b) The Company filed on Form 8-K dated March 29, 1996, under Item 5 "Other Events" and Item 7 "Exhibits", describing the Fifth and Sixth Supplemental Indentures, supplemental to the Indenture dated as of August 15, 1991 between Citizens Utilities Company and Chemical Bank (Trustee).

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 CITIZENS UTILITIES COMPANY
                                                       (Registrant)


Date        May 14, 1996            By:          Livingston E.Ross
     ------------------------                    ------------------
                                                 Livingston E. Ross
                                                 Vice President and Controller