Form 10-Q
period 1996-06-30
CITIZENS UTILITIES CO
filed 1996-08-14
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996   Commission file number 001-11001
                               -------------
                           CITIZENS UTILITIES COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Delaware                                               06-0619596
- -------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
 incorporation or organization)


            High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                                 06905
- -------------------------------              ----------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code  (203)329-8800
                                                    ---------------------------


                                      NONE
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                       Yes  X     No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1996.

                                Common Stock Series A       154,442,966
                                Common Stock Series B        78,498,381

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                      INDEX





                                                                       Page No.

Part I.  Financial Information

    Consolidated Condensed Balance Sheets June 30, 1996
       and December 31, 1995                                              2

    Consolidated Condensed Statements of Income for the
       Three Months Ended June 30, 1996 and 1995                          3

    Consolidated Condensed Statements of Income for the
       Six Months Ended June 30, 1996 and 1995                            4

    Consolidated Condensed Statements of Cash Flows
       for the Six  Months Ended June 30, 1996 and 1995                   5

    Notes to Financial Statements                                         6

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                7

Part II.  Other Information                                               9

Signature                                                                10

                          PART I. FINANCIAL INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                        June 30, 1996        December 31, 1995
                                        --------------       -----------------
ASSETS

Current assets:
     Cash                               $       27,006      $        17,922
     Accounts receivable                       218,627              199,813
     Other                                      46,905               34,967
                                         -------------       --------------
        Total current assets                   292,538              252,702
                                         -------------       --------------

Property, plant and equipment                4,372,058            4,187,354
Less accumulated depreciation                1,386,268            1,279,324
                                         -------------       --------------
         Net property, plant and equipment   2,985,790            2,908,030
                                         -------------       --------------

Investments                                    446,752              329,090
Regulatory assets                              180,705              180,572
Deferred debits and other assets               262,521              247,793
                                         -------------       --------------
                     Total assets       $    4,168,306      $     3,918,187
                                         =============       ==============

LIABILITIES AND EQUITY

Current liabilities:
     Long-term debt due within one year $         3,067      $         3,865
     Short-term debt                                  -              140,650
     Other                                      289,254              359,163
                                          -------------      ---------------
          Total current liabilities             292,321              503,678

Customer advances for construction and
      contributions in aid of construction      226,882              223,923
Deferred income taxes                           337,182              314,094
Regulatory liabilities                           27,214               28,279
Deferred credits and other liabilities          103,710              101,300
Long-term debt                                1,366,749            1,187,000
                                           ------------        -------------
           Total liabilities                  2,354,058            2,358,274
                                          -------------        -------------
Company Obligated Mandatorily Redeemable
        Convertible Preferred Securities  *     201,250                    -
                                          -------------        -------------
Shareholders' Equity:
        Common stock issued, $.25 par value
          Series A                               38,751               38,839
          Series B                               19,424               18,057
        Additional paid-in capital            1,314,319            1,263,694
        Retained earnings                       237,607              235,236
        Unrealized gain on securities
           classified as available for sale       2,897                4,087
                                          -------------        -------------
              Total shareholders' equity      1,612,998            1,559,913
                                          =============        =============
               Total liabilities and
                         equity         $     4,168,306      $     3,918,187
                                          =============        =============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In thousands, except per-share amounts)


                                                  1996                   1995
                                              ------------          ------------

Revenues                                    $      318,128        $      251,678
                                              ------------          ------------

Expenses:
     Operating expenses                            196,845               151,443
     Depreciation                                   47,200                38,103
                                              ------------          ------------
                                                   244,045               189,546
                                               ------------         ------------

Income from operations                              74,083                62,132

Other income, net                                   17,776                14,924
Interest expense                                    22,645                21,007
                                               -----------          ------------

Income before income taxes and dividends on
   Convertible preferred securities                 69,214                56,049

Income taxes                                        21,584                14,110
                                               ------------         ------------
Income before dividends on Convertible
    preferred securities                            47,630                41,939

Dividend on Convertible preferred securities,
    net of income tax benefit                        1,379                     -
                                               ------------         ------------
Net Income                                  $       46,251        $       41,939
                                               ============         ============

Earnings per share of common stock
    Series A and Series B                   $          .20        $         .18*
                                               ============         ============

Average number of common shares outstanding for the period
     Series A Common Stock                         154,999              164,857*
     Series B Common Stock                          76,501               68,351*

Dividend rate declared on common stock:
     Paid in Series A shares on Series A
         Common Stock and in Series B shares
         on Series B Common Stock                     1.6%                  1.5%
                                               ============         ============



*Adjusted for subsequent stock dividends





The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In thousands, except per-share amounts)


                                                  1996                   1995
                                              ------------          ------------

Revenues                                    $      647,265        $      518,712
                                              ------------          ------------

Expenses:
     Operating expenses                            407,962               320,182
     Depreciation                                   94,229                77,496
                                              ------------          ------------
                                                   502,191               397,678
                                              ------------          ------------

Income from operations                             145,074               121,034

Other income, net                                   28,823                27,779
Interest expense                                    44,647                43,704
                                              ------------          ------------

Income before income taxes and dividends on
   Convertible preferred securities                129,250               105,109

Income taxes                                        41,511                29,266
                                              ------------          ------------
Income before dividends on Convertible
   preferred securities                             87,739                75,843

Dividend on Convertible preferred securities,
   net of income tax benefit                         2,632                     -
                                               ------------         ------------
Net Income                                  $       85,107        $       75,843
                                               ============         ============

Earnings per share of common stock
   Series A and Series B                    $          .37        $         .33*
                                               ============         ============

Average number of common shares outstanding
  for the period
     Series A Common Stock                         155,177              161,037*
     Series B Common Stock                          74,962               66,463*

Dividend rate declared on common stock compounded:
     Paid in Series A shares on Series A
         Common Stock and in Series B shares
         on Series B Common Stock                     3.23%                3.02%
                                               ============         ============



*Adjusted for subsequent stock dividends





The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTH ENDED JUNE 30, 1996 AND 1995
                                 (In thousands)




                                                1996                     1995
                                            -----------              -----------

Net cash provided by operating activities $     149,813            $      97,987
                                            -----------              -----------

Cash flows from investing activities:
     Construction expenditures                (143,605)                 (94,788)
     Securities purchased                     (175,489)                 (14,738)
     Securities sold                             33,837                   82,785
     Securities matured                          22,639                   64,764
     Business acquisitions                     (84,303)                (111,470)
     Other, net                                (16,807)                  (5,084)
                                            -----------              -----------
                                              (363,728)                 (78,531)
                                            -----------              -----------

Cash flows from financing activities:
     Long-term debt borrowings                  284,273                  185,333
     Long-term debt principal payments         (99,021)                (126,332)
     Short-term debt repayments               (140,650)                (354,600)
     Issuance of  convertible preferred
       securities                               201,250                        -
     Employee stock purchase and option plans     3,622                  267,262
     Common stock buybacks                     (29,708)                        -
     Other                                        3,233                   12,228
                                            -----------              -----------
                                                222,999                 (16,109)
                                            -----------              -----------

(Decrease) increase in cash                       9,084                    3,347
Cash at January 1,                               17,922                   14,223
                                            -----------              -----------
Cash at March 31,                         $      27,006            $      17,570
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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

     (a)  Liquidity and Capital Resources

     For the six months ended June 30, 1996, the Company used proceeds from operations and net financings to fund investments and construction. On
     January 22, 1996, Citizens Utilities Rural Telephone Company, Inc., a subsidiary of the Company, under its Rural Telephone Bank Loan Contract, was advanced $4,464,000. These funds bear an initial interest rate of 5.83% and have an ultimate maturity date of December 31, 2027. Funds requisitioned from the 1995, 1994 and 1993 Series Industrial Development Revenue Bond construction fund trust accounts were used to partially pay for construction of utility plant.

     On January 22, 1996, a subsidiary of the Company issued 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (also known as Equity Providing Preferred Income Convertible Securities or "EPPICS") having a liquidation preference of $50 per security and a maturity date of January 15, 2036. Each security is currently convertible into 3.357 shares of the Company's Common Stock Series A at a conversion price of $14.895 per share (as adjusted for subsequent stock dividends paid on Series A Common Stock). The $196,722,000 of net proceeds from the sale of these securities was used to repay short-term debt, permanently fund a portion of the acquisition of 23,000 telephone access lines in Nevada from ALLTEL Corporation on March 31, 1996 and for other general corporate purposes.

     On June 11, 1996, the Company issued $100,000,000 of debentures at a price of 99.818% with an interest rate of 6.8% and a maturity date of August 15, 2026. The debentures are redeemable at par at the option of the holders on August 15, 2003. The proceeds from the sale of the debentures were used to repay outstanding commercial paper.

     On August 1, 1996, the Company arranged for the issuance of $16,700,000 of Industrial Development Revenue Bonds. The Bonds were issued as money market bonds with an initial interest rate of 3.67% and an ultimate maturity date of July 1, 2031. Proceeds from the issuance will be used to fund the construction of the Company's water utility facilities in the State of Pennsylvania.

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at June 30, 1996 as compared to December 31, 1995. The increase is primarily due to the repayment of outstanding commercial paper with the proceeds from the issuances of the EPPICS and debentures. The Company has lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at June 30, 1996.

     During 1996 to date, the Company was authorized increases in annual revenues for properties in Pennsylvania, Louisiana and Hawaii totaling $20,017,000, $5,983,000 of which was granted in an interim order as of June 1995. The Company has requests for increases in annual revenues pending before the regulatory commission in Arizona.

     (b)  Results of Operations

     Operating  revenues  increased  for the three and six months ended
     June 30, 1996 in comparison to the like 1995 periods primarily due to an increase in telecommunications revenues.

     Telecommunications   revenues  for  the  1996  second   quarter   totaled
     $201,249,000, a 33% increase over the $151,088,000 for the second quarter of 1995. Telecommunications revenues for the six months ended June 30, 1996 totaled $383,001,000, a 31% increase over the 1995 amount of $291,538,000. For both the quarter and the six months ended June 30, 1996, the increase in revenues was primarily due to increased customers and usage.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



      Natural gas revenues for the 1996 second quarter totaled $48,276,000, a 19% increase over the $40,691,000 for the second quarter of 1995. Natural gas revenues for the six months ended June 30, 1996 totaled $132,059,000, a 20% increase over the 1995 amount of $109,778,000. For both the quarter and the six months ended June 30, 1996, the increase in revenues was primarily the result of increased consumption per customer in Louisiana due to colder than normal weather conditions which was partially offset by decreased usage in Arizona due to milder than expected weather conditions. In addition to consumption increases, there was also a rate increase in Louisiana which took effect on May 1, 1996.

     Electric revenues for the 1996 second quarter totaled $46,940,000, a 15% increase over the $40,990,000 for the second quarter of 1995. Electric revenues for the six months ended June 30, 1996 totaled $90,817,000, an 11% increase over the 1995 amount of $81,636,000. For both the quarter and the six months ended June 30, 1996, the increase in revenues was primarily the result of an interim rate increase in Kauai, Hawaii which took effect on June 15, 1995 and increased consumption at the Company's Arizona electric operations.

     Water and Wastewater revenues for the 1996 second quarter totaled $21,663,000, a 15% increase over the $18,909,000 for the second quarter of 1995. Water and Wastewater revenues for the six months ended June 30, 1996 totaled $41,388,000, a 16% increase over the 1995 amount of $35,760,000. For both the quarter and six months ended June 30, 1996, the increase in revenues was primarily the result of rate increases in Illinois, Pennsylvania and Ohio as well as increased consumption at the Company's California and Arizona water properties.

    Operating   expenses   for  the  three  months   ended    June  30,  1996
increased 30% to $196,845,000 from $151,443,000 for the like 1995 period and for the six months ended June 30, 1996 increased 27% to $407,962,000 from $320,182,000 compared to the like 1995 period primarily due to increased telecommunications operating expenses.

    Depreciation expense for the three and six month periods ended June 30, 1996 increased by 24% and 22%, respectively, over the corresponding 1995 periods. These increases were due to increased depreciable telecommunications plant.

    Other income, net for the three month period ended June 30,1996 increased by 19% over the corresponding 1995 period primarily due to an increase in the allowance for funds used during construction associated with increases in construction expenditures.
    Income taxes for the three and six month periods ending June 30, 1996 increased 53% and 42%, respectively, compared to the like 1995 periods due to increases in taxable income.

                          PART II. OTHER INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


       Item 4.   Submission of Matter to a Vote of Security Holders

      (a)The Registrant held its 1996 Annual Meeting of the Stockholders on May 23, 1996.

      (b)Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

         The stockholders voted to elect all the nominees as directors. Directors elected along with their respective percentage of total outstanding shares voted in the affirmative were: N. I. Botwinik (80%), A. I. Fleischman (81%), J. C. Goodale (81%), S. Harfenist (81%), A. N. Heine (81%), E. A. Rickless (81%), J. L. Schroeder
         (81%),  R.  D.  Siff  (80%),  R.  A.  Stanger  (81%),  C.  H.
         Symington,   Jr.(81%),  E.  Tornberg  (81%),  C. Tow (78%) and L. Tow
         (80%). Stockholders voted only 5% of outstanding shares in the negative for one or more of the nominees.

         The stockholders voted 69% of total outstanding shares in the affirmative for the approval of the Citizens Utilities Company 1996 Equity Incentive Plan. Stockholders voted only 15% of outstanding shares against the approval of the plan.

         The stockholders voted 75% of total outstanding shares in the affirmative for the approval of Amendment to the Restated Articles of Incorporation to increase the authorized amount of common stock. Stockholders voted only 8% of outstanding shares against the approval of the Amendment.

       Item 6.  Reports on Form 8-K

       (b)The Company filed on Form 8-K dated May 28, 1996 under Item 7 "Financial Statements and Exhibits", the exhibits previously filed on Form S-3 on October 23, 1995 related to the registration of Company Obligated Convertible Preferred Securities.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             CITIZENS UTILITIES COMPANY
                                             --------------------------
                                             (Registrant)


Date             August  14, 1996            By:   Livingston   E. Ross
     ------------------------------------          --------------------

                                                   Livingston E. Ross
                                                   Vice President and Controller