Form 10-Q
period 1996-09-30
CITIZENS UTILITIES CO
filed 1996-11-13
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                               Commission file number 001-11001




                               CITIZENS UTILITIES
                                    COMPANY
             (Exact name of registrant as specified in its charter)


             Delaware                                  06-0619596
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 incorporation or organization)


            High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                              06905
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number,including area code (203)329-8800



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

                                    Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1996.

                        Common Stock Series A 155,098,414
                        Common Stock Series B 80,807,275

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                      INDEX




                                                                     Page No.

Part I.  Financial Information

    Consolidated Condensed Balance Sheets
       September 30, 1996 and December 31, 1995                         2

    Consolidated Condensed Statements of Income
       for the Three Months Ended September 30, 1996 and 1995           3

    Consolidated Condensed Statements of Income for
       the Nine Months Ended September 30, 1996 and 1995                4

    Consolidated Condensed Statements of Cash Flows
       for the Nine Months Ended September 30, 1996 and 1995            5

    Notes to Financial Statements                                       6

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     7

Part II.  Other Information                                            10

Signature                                                              11























                                      ~ 1 ~

                          PART I. FINANCIAL INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                        September 30, 1996     December 31, 1995
ASSETS

Current assets:
     Cash                                   $       16,432      $        17,922
     Accounts receivable                           246,097              199,813
     Other                                          62,941               34,967
                                             -------------       --------------
        Total current assets                       325,470              252,702
                                             -------------       --------------

Property, plant and equipment                    4,463,831            4,187,354
Less accumulated depreciation                    1,428,694            1,279,324
                                             -------------       --------------
         Net property, plant and equipment       3,035,137            2,908,030
                                             -------------       --------------

Investments                                        432,232              329,090
Regulatory assets                                  180,768              180,572
Deferred debits and other assets                   271,054              247,793
                                             -------------       --------------
                     Total assets           $    4,244,661      $     3,918,187
                                             =============       ==============

LIABILITIES AND EQUITY

Current liabilities:
     Long-term debt due within one year    $         3,179      $         3,865
     Short-term debt                                     -              140,650
     Accounts payable and current liabilities      299,663              359,163
                                             -------------      ---------------
          Total current liabilities                302,842              503,678
                                             --------------     ---------------
Customer advances for construction and
      contributions in aid of construction         228,391              223,923
Deferred income taxes                              348,279              314,094
Regulatory liabilities                              26,682               28,279
Deferred credits and other liabilities             105,666              101,300
Long-term debt                                   1,388,338            1,187,000
                                             -------------        -------------
           Total liabilities                     2,400,198            2,358,274
                                             -------------        -------------
Company Obligated Mandatorily Redeemable
        Convertible Preferred Securities  *        201,250                    -
                                             -------------        -------------
Shareholders' Equity:
        Common stock issued, $.25 par value
           Series A                                 38,900               38,839
           Series B                                 20,018               18,057
        Additional paid-in capital               1,345,355            1,263,694
        Retained earnings                          238,285              235,236
        Unrealized gain on securities
           classified as available for sale            655                4,087
                                             -------------        -------------
              Total shareholders' equity         1,643,213            1,559,913
                                             =============        =============
               Total liabilities and equity $    4,244,661      $     3,918,187
                                             =============        =============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Financial Statements.








                                      ~ 2 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                        (In thousands, except per-share amounts)


                                             1996                    1995
                                        --------------        ---------------

Revenue                               $        319,959      $         259,732
                                        --------------        ---------------

Expenses:
     Operating expenses                        199,491                147,155
     Depreciation                               46,246                 39,637
                                       ---------------         --------------
                                               245,737                186,792
                                        --------------        ---------------

Income from operations                          74,222                 72,940

Other income, net                               17,420                 14,320
Interest expense                                22,366                 21,037
                                        --------------        ---------------

Income before income taxes and dividends on
   Convertible preferred securities             69,276                 66,223

Income taxes                                    21,680                 21,162
                                        --------------        ---------------
Income before dividends on Convertible
    preferred securities                        47,596                 45,061

Dividend on Convertible preferred
    securities, net of income tax benefit        1,564                      -
                                        --------------        ---------------
Net Income                            $         46,032      $          45,061
                                        ==============        ===============

Earnings per share of common stock
   Series A and Series B              $            .20      $            .19*
                                        ==============        ===============

Average number of common shares outstanding
    for the period
           Series A Common Stock               155,303               165,709*
           Series B Common Stock                78,883                72,433*

Dividend rate declared on common stock:
     Paid in Series A shares on Series A
         Common Stock and in Series B shares
         on Series B Common Stock                 1.6%                   1.6%
                                        ==============        ===============



*Adjusted for subsequent stock dividends





The accompanying Notes are an integral part of these Financial Statements.







                                      ~ 3 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (In thousands, except per-share amounts)


                                                   1996                  1995
                                            --------------      ----------------

Revenues                                  $        967,224    $          778,444
                                            --------------      ----------------

Expenses:
     Operating expenses                            607,454               467,337
     Depreciation                                  140,475               117,134
                                            --------------        --------------
                                                   747,929               584,471
                                            --------------      ----------------

Income from operations                             219,295               193,973

Other income, net                                   46,243                42,099
Interest expense                                    67,012                64,741
                                            --------------      ----------------

Income before income taxes and dividends on
   Convertible preferred securities                198,526               171,331

Income taxes                                        63,191                50,428
                                            --------------      ----------------
Income before dividends on Convertible
   preferred securities                            135,335               120,903

Dividend on Convertible preferred securities,
    net of income tax benefit                        4,196                     -
                                            --------------      ----------------
Net Income                                $        131,139    $          120,903
                                            ==============      ================

Earnings per share of common stock
     Series A and Series B                $            .57    $             .52*
                                            ==============      ================

Average number of common shares outstanding
   for the period
     Series A Common Stock                         155,476              162,446*
     Series B Common Stock                          76,150               68,972*

Dividend rate declared on common stock compounded:
     Paid in Series A shares on Series A
         Common Stock and in Series B shares
         on Series B Common Stock                    4.88%                 4.67%
                                            ==============      ================



*Adjusted for subsequent stock dividends





The accompanying Notes are an integral part of these Financial Statements.








                                      ~ 4 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In thousands)




                                                1996                     1995
                                            ----------              -----------

Net cash provided by operating activities   $  210,967            $     193,571
                                            -----------              -----------

Cash flows from investing activities:
     Construction expenditures                (225,215)                (150,461)
     Securities purchased                     (195,430)                 (31,689)
     Securities sold                            72,700                   88,341
     Securities matured                         29,446                   68,869
     Business acquisitions                     (89,564)                (112,394)
     Other                                     (27,800)                  (2,809)
                                            -----------              -----------
                                              (435,863)                (140,143)
                                            -----------              -----------

Cash flows from financing activities:
     Long-term debt borrowings                 209,508                  171,793
     Long-term debt principal payments          (3,538)                (128,438)
     Short-term debt repayments               (140,650)                (361,550)
     Issuance of  convertible preferred
       securities                              201,250                        -
     Issuance of common stock                    9,761                  269,233
     Common stock buybacks                    (50,535)                        -
     Other                                     (2,390)                    (817)
                                           -----------              -----------
                                              223,406                  (49,779)
                                           -----------              -----------

Increase (decrease) in cash                    (1,490)                    3,649
Cash at January 1,                             17,922                   14,224
                                           -----------              -----------
Cash at September 30,                   $      16,432            $      17,873
                                           ===========              ===========









The accompanying Notes are an integral part of these Financial Statements.













                                      ~ 5 ~

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


























                                      ~ 6 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Liquidity and Capital Resources

For the nine months ended September 30, 1996, the Company used proceeds from operations and net financings to fund acquisitions and construction. Funds requisitioned from the 1996, 1995, 1994 and 1993 Series Industrial Development Revenue Bond construction fund trust accounts were used to partially pay for construction of utility plant.

On January 22, 1996, a subsidiary of the Company issued 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (also known as Equity Providing Preferred Income Convertible Securities or "EPPICS") having a liquidation preference of $50 per security and a maturity date of January 15, 2036. Each security is currently convertible into 3.411 shares of the Company's Common Stock Series A at a conversion price of $14.660 per share (as adjusted for subsequent stock dividends paid on Series A Common Stock). The $196,722,000 of net proceeds from the sale of these securities was used to repay short-term debt, permanently fund a portion of the acquisition of 23,000 telephone access lines in Nevada from ALLTEL Corporation on March 31, 1996 and for other general corporate purposes.

On January 22, 1996 and September 25, 1996, Citizens Utilities Rural Company, Inc., a subsidiary of the Company, under its Rural Telephone Bank Loan Contract, was advanced $4,464,000 and $4,515,000, respectively. Such funds bear the respective initial interest rates of 5.83% and 6.08% and have an ultimate maturity date of December 31, 2027.

On June 11, 1996, the Company issued $100,000,000 of debentures at a price of 99.818% with an interest rate of 6.8% and a maturity date of August 15, 2026. The debentures are redeemable at par at the option of the holders on August 15, 2003. The proceeds from the sale of the debentures were used to repay outstanding commercial paper and to fund capital expenditures for the construction, extension and improvement of the Company's facilities and services.

On August 1, 1996, the Company arranged for the issuance of $16,700,000 of Industrial Development Revenue Bonds. The Bonds were issued as money market bonds with an initial interest rate of 3.67% and an ultimate maturity date of July 1, 2031. Proceeds from the issuance of the Bonds will be used to fund the construction of the Company's water utility facilities in the State of Pennsylvania.

On September 3, 1996, $18,250,000 of the Company's 1988 Series Industrial Development Revenue Bonds, outstanding as 7% demand purchase bonds, were converted and remarketed as weekly rate bonds, initially bearing interest at a rate of 3.35% and maturing on September 1, 2018.

On October 1, 1996, $24,000,000 of the Company's 1988 Series A and 1988 Series C Industrial Development Revenue Bonds originally issued as 7.9% and 7.375%, respectively, demand purchase bonds, were converted and remarketed as money market bonds, initially bearing interest at a rate of 3.63% and maturing on September 1, 2018.

On October 10, 1996, the Company entered into a definitive agreement to acquire all the stock of Conference-Call USA, Inc. Conference-Call USA, Inc. provides nationwide conference calling services and its subsidiary, Dial, Inc., provides international dial-back services. The transaction, valued at approximately $15.5 million, is expected to close in the fourth quarter of 1996, pending receipt of FCC approval.

On October 18, 1996, holders of $9,400,000 of the Company's 1985 Series Industrial Development Revenue Bonds, outstanding as 7.375% Demand Purchase Bonds were given notice of the conversion and remarketing of the Bonds to money market bonds. The conversion and remarketing of the bonds is expected to occur on November 19, 1996.

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at September 30, 1996 as compared to December 31, 1995. The increase is primarily due to the repayment of outstanding commercial paper with the proceeds from the issuances of the EPPICS and debentures. The Company has lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at September 30, 1996.


                                      ~ 7 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

During 1996 to date, the Company was authorized increases in annual revenues for properties in Arizona, Pennsylvania, and Louisiana totaling $9,017,000. In August, 1996, the Hawaii Public Utilities Commission finalized the Company's rate application granting the Company a $12.8 million rate increase without providing for the proposed statewide surcharge for partial recovery of Hurricane Iniki restoration and repair costs; $5,983,000 of this rate increase was received in an interim order dated June, 1995. The Company has requests for increases in annual revenues pending before regulatory commissions in Arizona and California.

(b) Results of Operations

Operating revenues increased for the three and nine months ended September 30, 1996 in comparison to the like 1995 periods primarily due to revenues from long distance service and acquisitions.

Telecommunications revenues for the 1996 third quarter totaled $208,824,000, a 34% increase over the $156,160,000 for the third quarter of 1995. Telecommunications revenues for the nine months ended September 30, 1996 totaled $591,825,000, a 32% increase over the 1995 amount of $447,698,000. For both the quarter and the nine months ended September 30, 1996, the increase in revenues was primarily due to increased customers, revenues from long distance service and acquisitions.

Natural gas revenues for the 1996 third quarter totaled $34,426,000, a 10% increase over the $31,351,000 for the third quarter of 1995. Natural gas revenues for the nine months ended September 30, 1996 totaled $166,484,000, an 18% increase over the 1995 amount of $141,129,000. For both the quarter and the nine months ended September 30, 1996, the increase in revenues was primarily the result of a rate increase in Louisiana which took effect on May 1, 1996. In addition to the rate increase, there was also increased consumption by residential customers in Louisiana due to colder than normal weather conditions which was partially offset by decreased usage in Arizona due to milder than expected weather conditions and a decrease in industrial customers in Louisiana.


Water and Wastewater revenues for the 1996 third quarter totaled $24,059,000, a 10 % increase over the $21,927,000 for the third quarter of 1995. Water and Wastewater revenues for the nine months ended September 30, 1996 totaled $65,447,000, a 13% increase over the 1995 amount of $57,687,000. For both the quarter and nine months ended September 30, 1996, the increase in revenues was primarily the result of rate increases in Illinois, Pennsylvania and Ohio as well as increased consumption at the Company's California and Arizona water properties.

Operating expenses for the three months ended September 30, 1996 increased 36% to $199,491,000 from $147,155,000 for the like 1995 period and for the nine months ended September 30, 1996 increased 30% to $607,454,000 from $467,337,000 for the like 1995 period primarily due to increased telecommunications operating expenses, increases in the cost of natural gas purchased, and a noncash charge of $12.5 million for electric sector net regulatory assets which, as a result of recently finalized rate proceedings in Hawaii, are no longer deemed recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Depreciation expense for the three and nine month periods ended September 30, 1996 increased by 17% and 20%, respectively, over the corresponding 1995 periods. These increases were due to increased depreciable telecommunications plant due to acquisitions.






                                      ~ 8 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Other income, net for the three and nine month periods ended September
30, 1996 increased by 22% and 10%, respectively, over the corresponding 1995 periods primarily due to an increase in the allowance for funds used during construction associated with increases in construction expenditures.

Interest expense for the three month period ending September 30, 1996 increased by 6% over the corresponding 1995 period due the issuance of additional debt during 1996.

Income taxes for the nine month period ending September 30, 1996 increased 25% compared to the like 1995 period due to an increase in taxable income.










































                                     ~ 9 ~

                           PART II. OTHER INFORMATION
                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


       Item 1.   Legal Proceedings

         In September 1992, the EPA filed a complaint with the United States District Court for the Northern District of Illinois relating to alleged violations by the Company's Illinois subsidiary with respect to National Pollutant Discharge Elimination System permit requirements. The Company settled this action on March 21, 1995, and paid a $490,000 fine. Under the settlement, the Company also agreed to construct plant improvements, with an estimated cost of $2,200,000, which would be required in order to comply with new discharge limits provided for by the settlement. Shortly after the action was settled, the Company entered into a tentative agreement with the Village of Bolingbrook to transfer flow from the Company's to the Village's nearby facilities for treatment and to convert the Company's plant to a flow transfer station. The agreement with the Village of Bolingbrook required both EPA and Court approval. Those approvals were obtained and are contained in a Court Order dated May 22, 1996. The Company's financial obligations to convert its systems to transfer flow to the Village of Bolingbrook's plant will be equal to the estimated costs of upgrading the plant as stated above. As a regulated entity, the Company is entitled to earn a fair rate of return on improvements that are placed in service for the benefit of its customers. The Company believes that the cost of the above discussed improvements will be recovered through customer rates.


       Item 6.  Exhibits and Reports on Form 8-K

              (a) The following exhibit is filed as part of this report:

                  Exhibit 10.16.1   Employment Agreement between
                                    Citizens Utilities Company and Leonard Tow.

              (b) No  Form  8-K was  required  during  the  three  months  ended
                  September 30, 1996.
































                                     ~ 10 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              CITIZENS UTILITIES COMPANY
                                              (Registrant)


Date    November 12, 1996                     By:/s/Livingston E. Ross
        -----------------                         ---------------------
                                                  Livingston E. Ross
                                                  Vice President and Controller


































                                     ~ 11 ~