Form 10-K405
period 1996-12-31
CITIZENS UTILITIES CO
filed 1997-03-17
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996 Commission file number  001-11001
                          -----------------

                                           OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                               CITIZENS UTILITIES COMPANY
                               --------------------------
(Exact name of registrant as specified in its charter)

            Delaware                                    06-0619596
--------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

                                High Ridge Park
                                 P.O. Box 3801
                           Stamford, Connecticut 06905
               --------------------------------------------------
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code: (203) 329-8800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock Series A, par value $.25 per share         New York Stock Exchange
Common Stock Series B, par value $.25 per share         New York Stock Exchange
Guarantee of Convertible Preferred Securities of
Citizens Utilities Trust                                New York Stock Exchange
Citizens Convertible Debentures
Guarantee of Partnership Preferred Securities of
Citizens Utilities Capital L.P.
------------------------------            --------------------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $2,709,973,572

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997 were:
                        Common Stock Series A 154,236,035
                        Common Stock Series B 85,513,449

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders to be held on May 22, 1997, is incorporated by reference into Part III of this Form 10-K.

Item 1.   Description of Business

(a)  General Development of Business

The "Company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The Company is a communications and public services company which provides, either directly or through subsidiaries, telecommunications, electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to customers in areas of 22 states.

The Company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor corporation. Since then, the Company has grown as a result of investment in owned communications and public services operations and from numerous acquisitions of additional communications and public services operations. It continues to expand through internal investment, acquisitions and joint ventures in the rapidly evolving telecommunications industry and in traditional public services and related fields. The Company's strong financial resources and consistent operating performance enable it to make the investments and conduct the operations necessary to serve growing areas and to expand through acquisitions.

(b)  Financial Information about Industry Segments

The Consolidated Statements of Income and Note 11 of the Notes to Consolidated Financial Statements included herein sets forth financial information about industry segments of the Company for the last three fiscal years.

(c)  Narrative Description of Business

TELECOMMUNICATIONS

Through subsidiaries, the Company provides both regulated and competitive telecommunications services to all segments of the marketplace. Telecommunications services consist of local network service, network access service, long distance service, competitive access service, directory advertising, centrex, paging, cellular, internet access, conference call, and direct broadcast satellite. The Company provides local network services to the following approximate number of primarily residential access lines in the following states:

                                    State             Access Lines
                                    ------            ------------
                                     New York            285,100
                                     West Virginia       134,000
                                     Arizona             125,800
                                     California          115,100
                                     Tennessee            87,600
                                     Nevada               23,600
                                     Utah                 19,100
                                     Idaho                18,800
                                     Oregon               13,100
                                     Montana               7,400
                                     New Mexico            4,600
                                                      ----------
                                     Total               834,200
                                                      ==========

The Company also provides long distance services to 179,100 of its local network services access lines and to 40,000 access lines outside its franchised service territories. Cable television services are provided to approximately 6,300 customers in Arizona, Nevada and New Mexico. Competitive access services, such as enhanced network, data and video services, are provided to primarily medium and large corporate and exchange carrier customers through fiber optic networks in the following service areas: Phoenix, Arizona; Sacramento, California; Portland, Oregon; Salt Lake City, Utah; and Seattle, Washington.

In February 1996, the Telecommunications Act of 1996 (the "Act") became law. The Act provides for the removal of barriers that currently prevent telephone, cable television and broadcast companies from entering each other's business. The Act addresses various aspects of competition and regulation within the communications industry including elimination of barriers to compete in the local network services market and the creation of interconnection obligations and related pricing guidelines.

The Federal Communications Commission's ("FCC") Interconnection Order issued in August 1996, the first of three expected competition-related orders, is designed to regulate the local network services market competition provisions of the Act. Subject to the rural telephone company exemption discussed below, the Interconnection Order affects the Company's local network services business as follows:

         (a) Local Exchange Companies ("LECs") must provide interconnection to any new local network services competitor upon request. This interconnection must be at least equal in quality to that provided by the LEC to itself or its affiliates. Also, the order mandates that the LEC provide this interconnection at just, reasonable and nondiscriminatory rates, terms and conditions.

             (b) LECs must provide unbundled network elements, including support systems, to telecommunications carriers that intend to provide local network services or network-access services in their markets. These network elements include network interface devices; local loops; local and tandem switches (including all related software-based features); interoffice transmission facilities; signaling and call-related database facilities; and operations support systems and information.

         (c) LECs must make retail services available to competitors at wholesale rates. The Order contains pricing guidelines for wholesale services and interconnection and unbundled elements. Should pricing negotiations between LECs and new entrants become deadlocked, the Order also provides a standard for arbitration to be applied by the respective State Commissions.

Several local exchange companies filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed pending full judicial review. On October 15, 1996, the Eighth Circuit Court of Appeals entered an order which stayed the effectiveness of the pricing and other provisions of the Interconnection Order. The FCC and certain telecommunications companies requested review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. The portions of the Interconnection Order which were not stayed remain effective.

  Because of its smaller size and smaller market service areas, the Company's local network services business has a qualified exemption from the FCC Interconnection Order. That exemption continues until a bona fide request for interconnection is received and a State Commission with jurisdiction determines that discontinuation of the exemption is technically feasible. This is consistent with universal service principles and will not impose an undue economic hardship on the Company.

The Company is pursuing an aggressive growth strategy to take advantage of opportunities in the emerging telecommunications marketplace. This strategy includes expansion of the Company's customer base and telecommunications services provided. The Company's customer base expansion is focused on its franchised service territories, markets adjacent to these franchised service territories and customers of affiliated companies. The Company's objective in expanding its telecommunications services is to become a full service telecommunications provider offering customers an integrated package of products and services. The Company is expanding into additional markets by offering its long distance service in combination with other value-added services such as CLASS services including caller ID, voice mail, conference calling, centrex, cellular, paging, direct broadcast satellite, and internet access. The Company sells its products using multiple sales distribution channels and a marketing organization structured around product management and customer segmentation.

The Company owns a one-third interest and is general managing partner of Mohave Cellular, a cellular limited partnership operating eight cell sites in Arizona.

In order to meet the growth in the local network services, network access services and long distance businesses , the Company is modernizing its local networks. In certain areas, the Company is upgrading its digital switches and replacing analog and microwave facilities with fiber optics and digital microwave. Signaling System 7 ("SS7") capabilities will be extended to nearly all digital switches. Telemarketing and conference calling capabilities are being further enhanced and the Company plans to expand internet access service into several markets in 1997.

The Company completed construction of a fiber-optic route from Las Vegas, Nevada to Phoenix, Arizona which provides the Company with fiber-optic capacity for its operations as well as for other telecommunications carriers. The Company has established the foundation of an internet backbone service by providing frame relay connectivity in Washington, Oregon, California, Utah, Nevada and Arizona; and also provides private line, Local Area Network to Local Area Network and video teleconferencing services. The Company has established alliances and is negotiating additional alliances with power utilities to open long haul routes and access new markets.

The Company currently provides wholesale network access services and billing and collections services primarily to AT&T Corp., MCI Communications Corp. and Sprint Corp. The Company is expanding its network to offer distribution capability to independent telephone companies and emerging competitive local exchange providers and wireless companies. The Company is expanding its network access services business to also offer marketing services, operator services, and network monitoring.

The Company currently contracts for advertising sales, printing and distribution for its 75 telephone directories with a circulation of approximately 1,500,000. In 1996, the Company implemented Audiotex, an electronic information service which is available 24-hours per day, seven days per week and is free to its customers. Audiotex provides consumer tips; Add Talk, which allows advertisers to update and expand printed advertising information; Teletips, which provides frequently updated information like news, weather, sports and entertainment; and point of purchase guides with approximately fifty available information categories on topics such as medical, dental, legal and insurance. Audiotex is currently operating in seven major markets. The Company plans to expand this service to four more markets in 1997. Audiotex creates new customer opportunities such as fax-on-demand and phone-poll services.

A subsidiary of the Company, in a joint venture with a subsidiary of Century Communications, Corp. ("Century"), acquired and operates two cable television systems in southern California serving 49,500 subscribers. Century is a cable television company of which Leonard Tow, the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, is Chairman and Chief Executive Officer. In addition, Claire Tow, a director of the Company, is a Senior Vice President and a director of Century and Robert Siff, a director of the Company, is a director of Century. The joint venture is governed by a management board on which the Company and Century are equally represented. A subsidiary of Century (the "Manager") manages the day-to-day operations of the systems. The Manager does not receive a management fee but is reimbursed only for the actual costs it incurs on behalf of the joint venture. With respect to the purchase of any service or asset for the joint venture for use in the systems, the Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of vendors and is entitled to retain any discount in excess of 5%. On August 19, 1996, the joint venture entered into agreements to acquire three additional cable television systems serving a total of 76,000 subscribers in southern California for approximately $140,000,000. The acquisitions are subject to regulatory approval and are expected to close in the first half of 1997.

On December 2, 1996, the Company acquired Conference-Call USA, Inc. in a stock for stock transaction. Conference-Call USA, Inc. provides nationwide conference calling services and its subsidiary, Dial, Inc., provides international dial-back services.

On February 3, 1997, the Company entered into a definitive agreement to acquire Ogden Telephone Company in a stock for stock transaction. Ogden Telephone Company serves approximately 20,000 customers in the suburban Rochester, New York area. The agreement is subject to pending New York State Public Service Commission and federal regulatory approvals.

NATURAL GAS
-----------

Operating  divisions  of  the  Company  provide  natural  gas  transmission  and
distribution   services  to  the  following   approximate  number  of  primarily
residential customers in the following states:

                          State                Customers
                                             ------------
                          Louisiana              264,100
                          Arizona                 94,500
                          Colorado                12,600
                                                 -------
                          Total                  371,200
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

The Company continues to expand its Arizona natural gas transmission and distribution service areas. The service areas have grown from 65,300 customers at December 31, 1991 to 94,500 customers as of December 31, 1996.

On January 9, 1997, the Company entered into a definitive agreement to purchase all of the outstanding stock of Gasco, Inc., a subsidiary of BHP Hawaii, Inc., for approximately $100,000,000. Gasco Inc. is a gas distribution company serving 70,000 customers in Hawaii. The transfer of ownership is expected to be completed in the second half of 1997, pending Hawaii Public Utilities Commission and federal regulatory approvals.

ELECTRIC
--------

Operating   divisions  of  the  Company  provide   electric   transmission   and
distribution   services  to  the  following   approximate  number  of  primarily
residential customers in the following states:

                       State                Customers
                                           ------------
                       Arizona                  60,400
                       Hawaii                   29,300
                       Vermont                  20,100
                                           -----------
                       Total                   109,800
                                           ===========

The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases approximately 80% of needed electric energy, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. Generally, the Company's electric sector does not experience material seasonal fluctuations.

The electric industry is in the process of moving to a more competitive business through changes in both federal and state regulation and legislation. The industry is shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. The electric distribution component of the business will likely remain a state regulated monopoly while many other portions of the business, such as power supply, will either be deregulated or regulations will be significantly modified. Deregulation could potentially result in stranded plant investments, stranded costs for supply contracts and stranded costs associated with programs to promote the most efficient use of electricity and reduce the environmental impact of generation facilities. The states in which the Company currently operates are moving at varying speeds toward a more competitive industry. While the Company cannot predict the impact of competition on all components of its electric operations, or whether its electric operations will eventually be subject to deregulation, the Company's efficient operations, limited investment in generation and capability to deliver multiple, diverse services should place it in an excellent position to excel in a competitive environment.

WATER AND WASTEWATER
--------------------

Through subsidiaries, the Company provides water distribution, wholesale water transmission, wastewater treatment, public works consulting, marketing and billing services to the following approximate number of primarily residential customers in the following states:

                       State                Customers
                                           -----------
                       Arizona                110,600
                       Illinois                69,800
                       California              59,400
                       Pennsylvania            28,600
                       Ohio                    14,700
                       Indiana                  1,300
                                           ----------
                       Total                  284,400
                                           ==========

The provision of services and/or rates charged are subject to the jurisdiction of federal, state and local regulatory agencies. A significant portion of the Company's water/wastewater treatment sector construction expenditures serving new customers are made under agreements with land developers who generally advance plant and/or funds for construction to the Company that are later refunded in part by the Company as new customers and revenues are added in the respective land developments.

In addition to increasing customers through agreements with land developers, the Company acquires water and/or wastewater operations from municipalities and private companies. Through its subsidiary, Citizens Public Works Service Company, the Company plans to provide water and wastewater operations and maintenance services to municipalities in the United States and abroad.

Privatization opportunities are increasing as the water and wastewater industries in the United States continue to face significant changes due to increasing demands for advanced technical expertise and capital to meet the requirements of more stringent environmental regulations. Internationally, developing countries are looking to the expertise of existing water and wastewater companies to provide a sound infrastructure of water and wastewater systems. Citizens' geographic and service diversity and decades of experience in the water and wastewater industry provide a strong platform to successfully meet these needs and respond to the increasing trend for privatization.

The Company's water and wastewater treatment operations are regulated under the Safe Drinking Water Act and the Clean Water Act. In August 1996, the 1996 Safe Drinking Water Act Amendments became Law. There are several new requirements under the Amendments, including reports to consumers on water quality, operator certification, and source water protection. The greatest impact to the water sector will be the processes regulators will use to establish standards for new contaminants. With this new approach, regulators are given the flexibility to set priorities in contaminant selection rather than follow a fixed schedule.

The Company's water distribution and wastewater treatment operations are strengthening its environmental management system by implementing the ISO 14000 Standard for Environmental Management Systems. ISO 14000 is a total quality management tool for activities that affect the environment. Compliance with ISO 14000 benefits the Company by improving environmental management, minimizing risk and creating a framework for improved relations with regulators. Once implemented, the program will be integrated into the Company's activities. Many of the procedures required by ISO 14000 are already in place at the Company's water and wastewater operations. There are no capital requirements for this effort.

General
-------

The Company's operations are conducted primarily in small and medium size towns and communities. No material part of the Company's business is dependent upon a single customer or small group of customers for its revenues. As a result of its diversification, the Company is not dependent upon any single geographic area for its revenues. Due to this diversity, no single regulatory body regulates a service of the Company accounting for more than 20% of its 1996 revenues.

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

The Company had approximately 5,400 employees at December 31, 1996.

(d)    Financial Information about Foreign and Domestic Operations and Export
       -----------------------------------------------------------------------
       Sales
       -----

In 1995, the Company made a $4,200,000 investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. ("HTCC"), a Delaware corporation, which owns and operates local telephone concessions in Hungary. Pursuant to these agreements, as amended, (i) the Company has rights to purchase up to 58% of HTCC common stock, (ii) provides certain management services to HTCC on a cost-plus basis, (iii) has the right to and has designated one member, out of seven, of the HTCC Board of Directors, and (iv) provided HTCC with guarantees and financial support. The management services fee payable by HTCC to the Company is the greater of 5% of adjusted gross revenues of HTCC or a monthly fixed amount. In addition, expenses incurred by the Company in providing such services, including certain allocable overhead items, are reimbursed by HTCC. The Company has been compensated for all guarantees and financial support which it has provided to HTCC. The Company's investment in HTCC is accounted for using the cost method of accounting.

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

              State                             Service(s) Provided
              ------                            -------------------

              Arizona                          Electric, Natural Gas,
                                               Telecommunications,*
                                               Water, Wastewater

              California                       Telecommunications, Water

              Colorado                         Natural Gas

              Florida                          Telecommunications

              Hawaii                           Electric

              Idaho                            Telecommunications

              Illinois                         Water, Wastewater,
                                               Telecommunications

              Indiana                          Water

              Louisiana                        Natural Gas

              Maryland                         Telecommunications

              Montana                          Telecommunications

              Nevada                           Telecommunications

              New Mexico                       Telecommunications

              New York                         Telecommunications

              Ohio                             Water, Wastewater

              Oregon                           Telecommunications

              Pennsylvania                     Water

              Tennessee                        Telecommunications

              Utah                             Telecommunications

              Vermont                          Electric

              Washington                       Telecommunications

              West Virginia                    Telecommunications*

* Certain properties are subject to mortgage deeds pursuant to Rural Utilities Service borrowings.

Item 3.   Legal Proceedings

In November 1995, the Company's electric operation in Vermont was permitted an 8.5% rate increase. Subsequently the Vermont Public Service Board has called into question the level of rates awarded in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont, and a former Citizens employee seeking penalties and other relief. The major issues in this proceeding commenced on September 1, 1995 and involve proper classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management ("DSM") program. In addition, the DPS believes that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. Hearings commenced in November 1996 and should conclude by the end of the first half of 1997. The final outcome of the various allegations is to be decided by the Vermont Public Service Board and such decision is expected by June 1997. Although the Company believes that there will not be a material effect on the Company's financial condition or results of operations as a result of this proceeding and the practices complained of have been rectified, it is possible that the decision of the Vermont Public Service Board could be unfavorable to the Company. The Company has provided a reserve of approximately $800,000 for the potential effects of this proceeding.

Item 4.   Submission of Matters to Vote of Security Holders

None in fourth quarter 1996.

Executive Officers

Information as to Executive Officers of the Company as of February 28, 1997 follows:

    Name                          Age   Current Position and Office
    ----                          ---   ---------------------------

    Leonard Tow                   68    Chairman of the Board, Chief
                                        Executive Officer and Chief
                                        Financial Officer
    Daryl A. Ferguson             58    President and Chief Operating Officer
    Robert J. DeSantis            41    Vice President and Treasurer
    J. Michael Love               45    Vice President, Citizens Public Services
    Robert L. O'Brien             54    Vice President, Regulatory Affairs
    Livingston E. Ross            48    Vice President and Controller
    David B. Sharkey              47    President, Electric Lightwave, Inc.
    Ronald E. Spears              48    Vice President, Telecommunications

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

J. MICHAEL LOVE has been associated with the Registrant since May 1990 and from November 1984 through January 1988. He was Assistant Vice President, Regulatory Affairs and Community Relations from June 1986 through January 1988. He left the Registrant in January 1988 to become President and General Counsel of Southern New Hampshire Water Company. He rejoined the Registrant in April 1990 and was Assistant Vice President, Corporate Planning from June 1990 through March 1991. He was Vice President, Corporate Planning from March 1991 through January 1997. He was appointed Vice President, Citizens Public Services in January 1997.

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

RONALD E. SPEARS has been associated with the Registrant since June 1995 and has been Vice President, Telecommunications since that date. Prior to joining the Registrant, he was Managing Director at Russell Reynolds Associates, an executive recruiting firm from April 1994 to May 1995. He was Chairman and Chief Executive Officer, and prior to that, President and Chief Operating Officer of Videocart, Inc. from February 1991 to March 1994. He served as President, MCI Midwest, an operating division of MCI Telecommunications from September 1984 to January 1991. He is currently a Director of Hungarian Telephone and Cable Corp.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
        ------------------------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK
The Company's Common Stock is traded on the New York Stock Exchange under the symbols CZNA and CZNB for Series A and Series B, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in the "Wall Street Journal" during the periods indicated. Prices have been adjusted retroactively for subsequent stock dividends, rounded to the nearest 1/8th. (See Note 8 of Notes to Consolidated Financial Statements.)

                        1st Quarter               2nd Quarter                3rd Quarter               4th  Quarter
                    High           Low         High           Low         High           Low         High           Low
                    ----           ---         ----           ---         ----           ---         ----           ---
1996:
----
   Series A     $12 1/8      $10 1/8       $11 3/4      $10 1/4      $12 1/8       $10 1/4       $12          $10 1/2
   Series B     $12 1/8      $10 1/4       $11 7/8      $10 1/4      $12 1/8       $10 5/8       $12 1/8      $10 1/2

1995:
----
   Series A     $12 3/4      $11           $11 5/8      $ 9 5/8      $10 3/4       $ 9 7/8       $12 3/8      $ 9 7/8

   Series B     $12 3/4      $10 7/8       $11 5/8      $ 9 3/4      $10 3/4       $10           $12 1/2      $ 9 7/8


As of February 28, 1997, the approximate number of record security holders of the Company's Common Stock Series A and Series B was 27,559 and 23,683, respectively. This information was obtained from the Company's transfer agent.

                                    DIVIDENDS
Quarterly stock dividends declared and issued on both Common Stock Series A and Series B were 1.6% for each quarter of 1996. Quarterly stock dividends declared and issued on both Common Stock Series A and Series B were 1.5% for the first and second quarters of 1995 and 1.6% for the third and fourth quarters of 1995. An annual cash dividend equivalent rate of 71 3/4 and 67 3/4 per share (adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1996, and rounded to the nearest 1/8th) was considered by the Company's Board of Directors in establishing the Series A and Series B stock dividends during 1996 and 1995, respectively. (See Note 8 of Notes to Consolidated Financial Statements.)

                     RECENT SALES OF UNREGISTERED SECURITIES
During 1996, the Company sold securities that were not registered under the Securities Act of 1933, in the transactions described below, pursuant to the exemption contained in section 3 (a) (2). The proceeds of each of the following issuances are used to fund qualifying construction expenditures.

On August 1, 1996, Berks County Industrial Development Authority (Pennsylvania), on behalf of the Company, issued $16,700,000 aggregate principal amount of its Industrial Development Revenue Bonds 1996 Series. The underwriters were Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.

The Department of Budget and Finance of the State of Hawaii remarketed the following Special Purpose Revenue Bonds on behalf of the Company on the following dates.

             ~ On January 18, 1996, $10,000,000 aggregate principal amount of
               Special Purpose Revenue Bonds 1988 Series B, remarketed by Lehman Brothers Inc.

             ~ On October 1, 1996,  $14,000,000  aggregate  principal amount of
               Special Purpose Revenue Bonds 1988 Series A, remarketed by Morgan Stanley & Co. Incorporated and Lehman Brothers Inc.

             ~ On October 1, 1996,  $10,000,000  aggregate  principal amount of
               Special Purpose Revenue Bonds 1988 Series C, remarketed by Morgan Stanley & Co. Incorporated and Lehman Brothers Inc.

             ~ On  November  19,  1996,  $9,400,000 aggregate  principal amount of Special Purpose Revenue Bonds 1985 Series, remarketed by Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.

On September 3, 1996, Northampton County Industrial Development Authority (Pennsylvania) remarketed $18,250,000 aggregate principal amount of Industrial Development Revenue Bonds 1988 Series, on behalf of the Company. The remarketing agents were Morgan Stanley & Co. Incorporated and Lehman Brothers Inc.

Aggregate underwriting commissions paid in connection with the above described issuances were $33,400.

Item 6.   Selected Financial Data (In thousands, except for per-share amounts)
          --------------------------------------------------------------------

                                                                                  Year Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                             1996           1995            1994           1993           1992
                                                             ----           ----            ----           ----           ----

Operating revenues                                  $   1,306,517  $   1,069,032  $      906,150     $  613,099  $     576,881
Net income                                          $     178,660  $     159,536  $      143,997        125,630  $     115,013
Earnings per-share of Common
   Stock Series A and Series B(1)                   $         .77  $         .69  $          .68            .60  $         .55
Stock dividends declared on Common Stock
   Series A and Series B (2)                                6.56%          6.35%           5.04%          4.37%          5.61%

                                                                                      As of December 31,
                                                 ---------------------------------------------------------------------------
Total assets                                        $   4,523,148  $   3,918,187  $    3,576,566      2,627,118  $   1,887,981
Long-term debt                                      $   1,509,697  $   1,187,000  $      994,189        547,673  $     522,699
Equity(3)                                           $   1,879,433  $   1,559,913  $    1,156,896        974,486  $     837,271

(1) Adjusted for subsequent stock dividends and splits; no adjustment has been made for the Company's 1.6% first quarter 1997 stock dividend because the effect is immaterial.
(2)   Compounded annual rate of quarterly stock dividends.
(3)   Includes EPPICS (see Item 7(a) below).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
(a)     Liquidity and Capital Resources
In 1996, the Company's primary source of funds was from operations. Funds requisitioned from the 1996, 1995, 1994 and 1993 Series Industrial Development Revenue Bond construction fund trust accounts were used to pay for the construction of qualifying utility plant.

On January 22, 1996, a subsidiary of the Company issued 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (also known as Equity Providing Preferred Income Convertible Securities or "EPPICS") having a liquidation preference of $50 per security and a maturity date of January 15, 2036. Each security is currently convertible into 3.465 shares of the Company's Common Stock Series A at a conversion price of $14.429 per share (as adjusted for subsequent stock dividends paid on Series A Common Stock). The $196,722,000 of net proceeds from the sale of these securities was used to permanently fund a portion of the purchase price of properties acquired from GTE Corp. and ALLTEL Corporation.

         Proceeds from the following additional security issuances and borrowings during 1996 were used to repay outstanding commercial paper, fund and/or prefund expenditures for the construction, extension and improvement of the Company's facilities and for general corporate purposes.

Date             Security/Borrowing                                Amount       Rate         Maturity
----             ------------------                                ------       ----         --------
January 22       Rural Utilities Service Loan Contract      $      4,464,000    5.83%   December 31, 2027
June 11          Debentures                                      100,000,000    6.80%   August 15, 2026
August 1         Industrial Development Revenue Bonds             16,700,000    3.67%   July 1, 2031
September 25     Rural Utilities Service Loan Contract             4,515,000    6.08%   December 31, 2027
November 12      State of California Department of
                     Water Resources Loan                          2,166,000    2.42%   November 30, 2026
December 6       Debentures                                      200,000,000    7.05%   October 1, 2046


The following Fixed Rate Industrial Development and Special Purpose Revenue Bonds were converted and remarketed to Weekly Rate or Money Market Bonds during 1996:

                                                                                 Initial
                                                                                Interest
Date                                Bonds                          Amount         Rate     Maturity Date
----                  ------------------------------------       -----------    --------   -------------
January 18            7.25% 1988 Series B, Special Purpose
                          Revenue Bonds                          $10,000,000       3.31%  September 1, 2018
September 3           7% 1988 Series Industrial Development
                          Revenue Bonds                           18,250,000       3.35%  September 1, 2018
October 1             7.9% 1988 Series A, Special Purpose
                          Revenue Bonds                           14,000,000       3.63%  September 1, 2018
October 1             7.375% 1988 Series C, Special Purpose
                          Revenue Bonds                           10,000,000       3.63%  September 1, 2018
November 19           7.375% 1985 Series Special Purpose
                          Revenue Bonds                            9,400,000       3.53%  November 1, 2015

On September 27, 1996, a subsidiary of the Company received approval for an additional $41,200,000 of borrowings under loan contracts with the Rural Utilities Service. Proceeds from those borrowings will be used to reimburse the Company's treasury for funds spent on the construction or improvement of qualifying telecommunications facilities in Arizona.

On December 4, 1996, the Company acquired Conference-Call USA, Inc. ("Conference-Call") in a stock for stock transaction. The Company issued 1,289,133 shares of Common Stock Series A in exchange for all of the common and preferred shares of Conference-Call. If Conference-Call achieves specified financial results in future periods, the Company may issue up to 1,443,299 additional shares of Common Stock Series A.

On January 9, 1997, the Company entered into a definitive agreement to purchase all of the outstanding stock of Gasco, Inc., a subsidiary of BHP Hawaii, Inc., for approximately $100,000,000. The transfer of ownership is expected to be completed in the second half of 1997, pending Hawaii Public Utilities Commission and federal regulatory approvals.

On February 3, 1997, the Company entered into a definitive agreement to acquire Ogden Telephone Company in a stock for stock transaction. The agreement is subject to pending New York State Public Service Commission and federal regulatory approvals.

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at December 31, 1996. The increase is primarily due to the repayment of outstanding commercial paper with the proceeds from the issuance of the EPPICS. The Company has committed lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at December 31, 1996.

Net capital expenditures, by sector, have been and are budgeted as follows:

                                         Budget                        Actual
                                                       ----------------------------------------
                                          1997           1996           1995           1994
                                       -----------     ----------    -----------    -----------
                                                            (in thousands)
Communications                           $463,000       $225,600       $141,100       $173,200
Public Services:
    Natural Gas                            43,000         27,700         28,700         26,200
    Electric                               25,000         24,600         32,800         34,400
    Water and Wastewater                   36,000         21,000         28,000         22,300
General                                    46,000         18,900         10,100         20,800
                                       -----------    -----------    -----------    -----------
                                         $613,000       $317,800       $240,700       $276,900
                                       ===========    ===========    ===========    ===========

The Company anticipates that the funds necessary for its 1997 capital expenditures will be provided from operations; from 1993, 1994, 1995 and 1996 Series Industrial Development Revenue Bond construction fund trust account requisitions; advances from Rural Utilities Service loan contracts; from commercial paper notes payable; from parties desiring utility service; from debt, equity and other financings at appropriate times; and, if deemed advantageous, from short-term borrowings under bank credit facilities.

During 1996, the Company was authorized increases in annual revenues for properties in Arizona, Pennsylvania, Hawaii and Louisiana totaling $22,300,000; $6,000,000 of such increases were granted in an interim order dated June 1995. The Company currently has requests for $22,100,000 of increases in annual revenues pending before regulatory commissions in Arizona and California.

Regulatory Environment
----------------------

In February 1996, the Telecommunications Act of 1996 (the "Act") became law. The Act provides for the removal of barriers that currently prevent telephone, cable television and broadcast companies from entering each other's business. The Act addresses various aspects of competition and regulation within the communications industry including elimination of barriers to compete in the local network services market and the creation of interconnection obligations and related pricing guidelines.

The Federal Communications Commission's ("FCC") Interconnection Order issued in August 1996, the first of three expected competition-related orders, is designed to regulate the local network services market competition provisions of the Act. Subject to the rural telephone company exemption discussed below, the Interconnection Order affects the Company's local network services business as follows:

         (a) Local Exchange Companies ("LECs") must provide interconnection to any new local network services competitor upon request. This interconnection must be at least equal in quality to that provided by the LEC to itself or its affiliates. Also, the order mandates that the LEC provide this interconnection at just, reasonable and nondiscriminatory rates, terms and conditions.

         (b) LECs must provide unbundled network elements, including support systems, to telecommunications carriers that intend to provide local network services or network-access services in their markets. These network elements include network interface devices; local loops; local and tandem switches (including all related software-based features); interoffice transmission facilities; signaling and call-related database facilities; and operations support systems and information.

         (c) LECs must make retail services available to competitors at wholesale rates. The Order contains pricing guidelines for wholesale services and interconnection and unbundled elements. Should pricing negotiations between LECs and new entrants become deadlocked, the Order also provides a standard for arbitration to be applied by the respective State Commissions.

Several local exchange companies filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed pending full judicial review. On October 15, 1996, the Eighth Circuit Court of Appeals entered an order which stayed the effectiveness of the pricing and other provisions of the Interconnection Order. The FCC and certain telecommunications companies requested review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. The portions of the Interconnection Order which were not stayed remain effective.

Because of its smaller size and smaller  market  service  areas,  the  Company's local network services business has a qualified exemption from the FCC Interconnection Order. That exemption continues until a bona fide request for interconnection is received and a State Commission with jurisdiction determines that discontinuation of the exemption is technically feasible. This is consistent with universal service principles and will not impose an undue economic hardship on the Company.

The electric industry is in the process of moving to a more competitive business through changes in both federal and state regulation and legislation. The industry is shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. The electric distribution component of the business will likely remain a state regulated monopoly while many other portions of the business, such as power supply, will either be deregulated or regulations will be significantly modified. Deregulation could potentially result in stranded plant investments, stranded costs for supply contracts and stranded costs associated with programs to promote the most efficient use of electricity and reduce the environmental impact of generation facilities. The states in which the Company currently operates are moving at varying speeds toward a more competitive industry. While the Company cannot predict the impact of competition on all components of its electric operations, or whether its electric operations will eventually be subject to deregulation, the Company's efficient operations, limited investment in generation and capability to deliver multiple diverse services should place it in an excellent position to excel in a competitive environment.

During 1996, the Company's Vermont operations have been the subject of a comprehensive rate review. Although the Company believes that there will not be a material effect on the Company's financial condition or results of operations as a result of this proceeding, the Company has provided a reserve of approximately $800,000 for the potential impact of this proceeding.

The Company's water and wastewater treatment operations are regulated under the Safe Drinking Water Act and the Clean Water Act. In August 1996, the 1996 Safe Drinking Water Act Amendments became Law. There are several new requirements under the Amendments, including reports to consumers on water quality, operator certification, and source water protection. The greatest impact to the water sector will be the processes regulators will use to establish standards for new contaminants. With this new approach, regulators are given the flexibility to set priorities in contaminant selection rather than follow a fixed schedule.

(b)      Results of Operations
         ----------------------
                                    REVENUES
                                    --------
Revenues increased $237.5 million, or 22%, in 1996 and $162.9 million, or 18%, in 1995. The increase in 1996 was primarily due to increased communications and natural gas revenues. The increase in revenues in 1995 was primarily due to increased communications revenues.




Communications Revenues                               1996                       1995               1994
-----------------------                       -------------------      --------------------------  --------
                                                          Increase over           Increase over
                                              Amount        Prior year    Amount    Prior year      Amount
Telecommunications Revenues                                          ($ in thousands)
------------------                         ----------      ------------  ---------  -------------   ------
Network Access Services                   $   394,821          15%     $ 343,761         26%     $  272,573
Local Network Services                        235,043          19%       197,947         41%        139,896
Long Distance Service                          67,634         328%        15,800         n/a              0
Directory Service                              30,248          22%        24,866         39%         17,843
Other                                          58,561          70%        34,373         29%         26,563
                                           ----------     ---------    ---------     -------     ----------
                                          $   786,307          27%  $    616,747         35%     $  456,875
                                           ===========    =========    ==========    ========    ===========

Revenues from Network Access Services grew $51.1 million, or 15%, over 1995 primarily due to the properties acquired from ALLTEL in 1996 and 1995, increased switched and special access revenues, and increased billing and collections revenue.

Revenues from Local Network Services increased $37.1 million, or 19%, over 1995 primarily due to the properties acquired from ALLTEL in 1996 and 1995, customer growth, increased usage and the sale of other enhanced services.

Long Distance Service revenues grew by $51.8 million, or 328%, from 1995, primarily due to a strong in-territory focus on converting existing local network services customers to the Company's long distance service. Market share penetration in December 1996, in terms of minutes of use, approximated 16%, up from a market share of 2% in December 1995. In addition, the Company's retail sales force began selling in adjacent markets, acquiring both long distance and reselling dialtone market share.

Revenues from Directory Service increased $5.4 million, or 22%, over 1995 primarily due to an increase in the number of directories acquired from ALLTEL in 1996 and 1995, and an increase in advertising revenues.

Other communications revenues increased $24.2 million, or 70%, over 1995 primarily due to the properties acquired from ALLTEL in 1996 and 1995.

The revenue increases for 1995 as compared with 1994 were primarily due to the properties acquired from GTE and ALLTEL.


Public Services Revenues                                                 1996                    1995                1994
------------------------                                      ----------------------- --------------------------   -------
                                                                         Increase over             Increase over
                                                                 Amount    Prior year       Amount   Prior year      Amount
                                                                 ------    ----------       ------   ----------      ------
Natural Gas Revenues                                                                   ($ in thousands)
--------------------
Residential                                                  $  134,888         22%  $    110,146        (6%)  $      117,266
Commercial                                                       49,633         22%        40,614        (7%)          43,497
Industrial                                                       40,230         14%        35,244         0%           35,342
Transportation                                                    5,519         30%         4,255        11%            3,846
Other                                                             9,349         22%         7,643       (15%)           8,989

                                                              -----------    --------    ----------    --------    ----------
                                                              $  239,619         21%  $    197,902        (5%)  $     208,940
                                                              ===========    ========    ==========    ========    ===========

The increase in natural gas revenues in 1996 was primarily the result of rate increases in Louisiana and Arizona. In addition to the rate increases, there was increased consumption by residential customers in Louisiana due to colder than normal weather conditions which was partially offset by decreased usage in Arizona due to milder than expected weather conditions and decreased consumption by industrial customers in Louisiana due to rising gas prices. The decrease in revenues in 1995 was primarily due to lower average revenue per MCF of gas sold which resulted from pass-ons to customers of lower average gas costs from suppliers; this decrease was partially offset by increased consumption. Pass-ons are a reduction in the cost of gas sold which savings is passed on to customers and therefore does not affect net income.



Public Services Revenues (cont'd)                                     1996                       1995                 1994
---------------------------------                            ------------------------  -------------------------   -------
                                                                      Increase over              Increase over
                                                              Amount    Prior year    Amount       Prior year       Amount
                                                             --------- -----------   -------      -----------       ------
                                                                                   ($ in thousands)
Electric Revenues
-----------------
Residential                                               $     79,893        10%  $      72,460         2%  $      71,322
Commercial                                                      55,826         7%         52,152         5%         49,597
Industrial                                                      44,165        12%         39,362        11%         35,376
Other                                                           12,413         9%         11,377       (2%)         11,645

                                                             ----------   --------    -----------    -------    -----------
                                                          $    192,297        10%  $     175,351         4%  $     167,940
                                                             ==========   ========    ===========    =======    ===========

The increase in electric revenues in 1996 was primarily due to rate increases in Hawaii and Vermont and increased consumption at the Company's Arizona electric operations resulting from customer growth. The increase in revenues in 1995 was primarily due to a rate increase in Hawaii and increased consumption in Hawaii and Arizona.

                                                                     1996                     1995                  1994
                                                            ------------------------  -------------------------     -------
                                                                     Increase over              Increase over
                                                              Amount    Prior year    Amount       Prior year       Amount
                                                             --------- -----------   -------      -----------       ------
                                                                                   ($in thousands)
Water and Wastewater Revenues
-----------------------------
Residential                                                  $    70,845         12%  $     63,377          8%    $  58,414
Commercial                                                        13,801         12%        12,279         12%       10,953
Industrial                                                           843         46%           576        (6%)          615
Other                                                              2,805          0%         2,800         16%        2,413
                                                                --------     -------     ---------    --------    ---------
                                                             $    88,294         12%  $     79,032          9%    $  72,395
                                                                ========     =======     =========    ========    =========

The increase in water and wastewater treatment revenues in 1996 and 1995 was primarily the result of rate increases as well as increased residential and commercial consumption at the Company's California and Arizona Water properties.

                                    EXPENSES
                                    --------

                                                                        1996                     1995                   1994
                                                              ------------------------  -------------------------     -------
                                                                         Increase over              Increase over
                                                                 Amount    Prior year    Amount       Prior year       Amount
                                                              ---------   -----------   -------      -----------       ------
                                                                                      ($ in thousands)
Operating Expenses
------------------
Operating expenses                                        $      413,841        35%  $     306,734         25%   $   244,877
Depreciation                                                     193,733        22%        158,935         38%       115,175
Natural gas purchased                                            127,913        18%        108,385        (7%)       116,419
Maintenance expense                                              101,206        16%         87,255         41%        61,779
Electric energy and fuel oil purchased                            93,191         9%         85,168          5%        80,931
Taxes other than income                                           80,947        18%         68,382         16%        58,845
                                                             -----------    --------    ----------     --------   -----------
                                                          $    1,010,831        24%  $     814,859         20%   $   678,026
                                                             ============   ========    ===========    ========   ===========

The increases in operating expenses in both 1996 and 1995 were primarily due to expenses related to acquired telecommunications properties and marketing costs associated with long distance and other new service offerings.

The increases in depreciation expense in both 1996 and 1995 were due to an increase in depreciable plant primarily as a result of acquisitions.

The increase in 1996 and decrease in 1995 in the cost of natural gas purchased are primarily due to fluctuations in the price of natural gas. Under tariff provisions, increases and decreases in the Company's costs of natural gas purchased are passed-on to customers. In addition, there was increased consumption by residential customers in Louisiana due to colder than normal weather conditions which was partially offset by decreased usage in Arizona due to milder than expected weather conditions and decreased consumption by industrial customers in Louisiana due to rising gas prices.

The increases in maintenance expenses in 1996 and 1995 were primarily due to the telecommunications properties acquired.

The increase in electric energy and fuel oil purchased in 1996 was primarily due to an increase in consumption driven by an increase in demand and customer growth. The increase in electric energy and fuel oil in 1995 was primarily due to an increase in demand, customer growth and an increase in fuel oil prices. Under tariff provisions, increases and decreases in the Company's costs of electric energy and fuel oil purchased are passed-on to customers.

Taxes other than income increased in both 1996 and 1995 primarily due to increased payroll and gross receipts taxes associated with the acquired telecommunications properties.

                   OTHER INCOME/INTEREST EXPENSE/INCOME TAXES
                   ------------------------------------------

                                                   1996                  1995              1994
                                          ---------------------   --------------------   ---------
                                          Amount    Prior year     Amount  Prior year       Amount
                                          ------    ----------     ------  ----------       ------
                                                              ($ in thousands)
Investment income                   $     48,972        18%  $     41,667      3%     $     40,454

The increase in investment income in 1996 is primarily due to $22 million earned from Hungarian Telephone and Cable Corp. for guarantees and financial support provided by the Company. Investment income in 1995 included $14.4 million of realized gains on investments sold to permanently fund telecommunications acquisitions partially offset by the effect of a decrease in the funds available for investment by the Company.

                                                   1996                  1995              1994
                                          ---------------------   --------------------   ---------
                                                  Increase over          Increase over
                                          Amount    Prior year     Amount  Prior year       Amount
                                          ------    ----------     ------  ----------       ------
                                                             ($ in thousands)
Interest expense                    $     92,695         6%  $     87,775        21%  $     72,744

The increases in interest expense in 1996 and 1995 were primarily due to the issuance of additional debt to fund acquisitions and capital expenditures. These increases were partially offset by the refinancing of outstanding debt at lower interest rates.

                                                   1996                  1995              1994
                                          ---------------------   --------------------   ---------
                                                  Increase over          Increase over
                                          Amount    Prior year     Amount  Prior year       Amount
                                          ------    ----------     ------  ----------       ------
                                                             ($ in thousands)
Income taxes                        $     84,937        27%  $     66,817         4%  $     64,323

The increase in income tax expense in 1996 was primarily due to an increase in taxable income and a 2% higher effective tax rate.

                        NET INCOME AND EARNINGS PER SHARE
                        ---------------------------------

                                                   1996                  1995              1994
                                          ---------------------   --------------------   ---------
                                                   Increase over          Increase over
                                          Amount    Prior year     Amount  Prior year       Amount
                                          ------    ----------     ------  ----------       ------
                                                             ($ in thousands)
Net Income                          $    178,660        12%  $    159,536        11%  $    143,997
Earnings  Per Share                 $        .77        12%  $        .69         1%  $        .68

Net income and earnings per share increased in 1996 primarily due to increased income from operations and investment income. This was partially offset by $17,300,000 of a noncash charges to pre-tax income for the write off assets which were no longer deemed recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; and $5,849,000 of dividends on Convertible Preferred Securities (EPPICS).

Net income increased in 1995 despite the loss of $38,000,000 of operating income reported in 1994 which was derived from the discontinued subsidy revenues from Pacific Bell which had been received annually through the end of 1994. Earnings per share increased in 1995 despite the loss of $.11 per share (adjusted for subsequent stock dividends) reported in 1994 which was derived from the discontinued Pacific Bell subsidy and despite the issuance in January 1995 of 19,000,000 additional shares of Common Stock Series A.

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

The following documents are filed as part of this Report:

   1. Financial Statements:
      See Index on page F-1.

   2. Supplementary Data:
      Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Disagreements with Auditors on Accounting and Financial Disclosure
          ------------------------------------------------------------------

None

                                    PART III
                                    --------

The Company intends to file with the Commission a definitive proxy statement for the 1997 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1996. The information called for by this Part III is incorporated by reference to that proxy statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)     The exhibits listed below are filed as part of this Report:

Exhibit
  No.             Description
-------           -----------

3.200.1 Restated Certificate of Incorporation of Citizens Utilities Company, with all amendments to March 4, 1996
3.200.2 By-laws of the Company, as amended to-date of Citizens Utilities Company, with all amendments to December 17, 1996
4.100.1 Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee
4.100.2      First Supplemental  Indenture,  dated August 15, 1991
4.100.3 Letter of Representations, dated August 20, 1991, from Citizens Utilities Company and Chemical Bank, as Trustee, to Depository Trust Company ("DTC") for deposit of securities with DTC
4.100.4 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee
4.100.5 Letter of Representations, dated January 29, 1992, from Citizens Utilities Company and Chemical Bank, as Trustee, to DTC, for deposit of securities with DTC
4.100.6 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee
4.100.7 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee
4.100.8 Fifth Supplemental Indenture, dated as of June 15, 1995, to Chemical Bank , as Trustee
4.100.9 Sixth Supplemental Indenture, dated as of October 15, 1995, to Chemical Bank, as Trustee
4.100.11     Seventh Supplemental  Indenture,  dated as of June 1, 1996
4.100.12     Eighth  Supplemental Indenture,  dated as of December 1, 1996
4.200.1 Indenture dated as of January 15, 1996, between Citizens Utilities Company and Chemical Bank, as indenture trustee.
4.200.2 First Supplemental Indenture dated as of January 15, 1996, between Citizens Utilities Company and Chemical Bank, as indenture trustee.
4.200.3 5% Convertible Subordinated Debenture due 2036 (contained as Exhibit A to Exhibit 4.200.2).
4.200.4 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust.
4.200.5 Convertible Preferred Security Certificate (contained as Exhibit A-1 to Exhibit 4.200.4)
4.200.6 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P.
4.200.7 Partnership Preferred Security Certificate (contained as Annex A to Exhibit 4.200.6)
4.200.8      Convertible Preferred  Securities  Guarantee  Agreement dated as of
             January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee.
4.200.9 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee
4.200.10 Letter of Representations, dated January 18, 1996, from Citizens Utilities Company and Chemical Bank, as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC
10.1         Incentive Deferred  Compensation Plan, dated April 16, 1991
10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984
10.6.1       Directors'  Retirement  Plan, effective  January 1, 1989
10.6.2       Non-Employee  Directors' Deferred Fee Equity Plan dated as of
             June 28, 1994
10.16.1 Employment Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996
10.17        1992 Employee Stock  Purchase  Plan
10.18        Amendment  dated May 21, 1993, to the 1992 Employee Stock Purchase
             Plan
10.20        Asset Purchase Agreements, dated November 28, 1994

10.21        1996 Equity Incentive Plan
12. Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference)
21.          Subsidiaries of the Registrant
23.          Auditors' Consent
24.          Powers of Attorney
27.          Financial Data Schedule

Exhibits 10.1, 10.6,  10.6.1,  10.6.2,  10.16.1,  10.17 and 10.18 are management contract or compensatory plans or arrangements.

The Company agrees to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; and copies of separate loan agreements and indentures governing various Industrial development revenue bonds; and copies of documents relating to indebtedness of subsidiaries acquired during 1996.

Exhibit number 10.6 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984. Exhibit number 10.6.1 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Exhibit numbers 4.100.1, 4.100.2 and 4.100.3 are incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991. Exhibit numbers 4.100.4, 4.100.5 and 10.1 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. Exhibit number 10.17 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. Exhibit number 10.18 is incorporated by reference to the Registrant's Proxy Statement, dated March 31, 1993. Exhibit numbers 4.100.6 and 4.100.7 are incorporated by reference to the Registrant's Form 8-K Current Reports filed on July 5, 1994 and January 3, 1995, respectively. Exhibit number 10.20 is incorporated by reference to the same exhibit designation in the Registrant's Form 10-K for the year ended December 31, 1994. Exhibit number 10.6.2 is incorporated by reference to the Registrant's Proxy Statement, dated April 4, 1995. Exhibits numbers 4.100.8 and 4.100.9 are incorporated by reference to the Registrant's Form 8-K Current Reports filed March 29, 1996. Exhibit number 3.200.1 is incorporated by reference to the same exhibit designation in the Registrant's Form S-3 filed June 27, 1996. Exhibit number 10.21 is incorporated by reference to the Registrant's Proxy Statement dated March 29, 1996. Exhibits numbers 4.200.1, 4.200.2, 4.200.3, 4.200.4,
4.200.5,  4.200.6,  4.200.7,  4.200.8,  4.200.9 and 4.200.10 are incorporated by reference to the Registrant's Form 8-K Current Report filed May 28, 1996. Exhibit number 10.16.1 is incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996. Exhibit number 3.200.2 is incorporated by reference to the Registrant's Form 8-K Current Report filed December 23, 1996.

(b) The Company filed on Form 8-K dated December 17, 1996, under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits", the amended Bylaws of Citizens Utilities Company.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CITIZENS UTILITIES COMPANY
                                  (Registrant)

                 By: /s/ Leonard Tow
                     -------------------------------------------
                                   Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
        Chief Financial Officer; Member, Executive Committee and Director

                                 March 17, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 1997.

               Signature                                     Title
               ---------                                     -----
       /s/ Robert J. DeSantis
-----------------------------------          Vice President and Treasurer
          (Robert J. DeSantis)

       /s/ Livingston E. Ross                Vice President and Controller
-----------------------------------
          (Livingston E. Ross)

           Norman I. Botwinik*               Director
-----------------------------------
          (Norman I. Botwinik)

           Aaron I. Fleischman*              Member, Executive Committee and
-----------------------------------          Director
          (Aaron I. Fleischman)

            James C. Goodale*                Director
-----------------------------------
          (James C. Goodale)

           Stanley Harfenist*                Member, Executive Committee and
-----------------------------------          Director
          (Stanley Harfenist)

            Andrew N. Heine*                 Director
-----------------------------------
           (Andrew N. Heine)

           Elwood A. Rickless*               Director
-----------------------------------
          (Elwood A. Rickless)

            John L. Schroeder*               Member, Executive Committee and
-----------------------------------          Director
           (John L. Schroeder)

            Robert D. Siff*                  Director
-----------------------------------
           (Robert D. Siff)

           Robert A. Stanger*                Director
-----------------------------------
          (Robert A. Stanger)

           Edwin Tornberg*                   Director
-----------------------------------
          (Edwin Tornberg)

           Claire L. Tow*                    Director
-----------------------------------
          (Claire L. Tow)

           Charles H. Symington, Jr*         Director
------------------------------------
          (Charles H. Symington, Jr.)


*By:   /s/ Robert J. Desantis
    --------------------------------
          (Robert J. DeSantis)
           Attorney-in-Fact

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          Index to Financial Statements




                         Item                                        Page
                         ----                                        ----
Independent Auditors' Report                                         F-2

Consolidated balance sheets as of December 31, 1996, 1995 and 1994   F-3

Consolidated statements of income for the years ended
   December 31, 1996, 1995 and 1994                                  F-4

Consolidated statements of shareholders' equity for the years
   ended December 31, 1996, 1995 and 1994                            F-5

Consolidated statements of cash flows for the years
   ended December 31, 1996, 1995 and 1994                            F-6

Notes to consolidated financial statements                           F-7

                          Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the accompanying consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       KPMG Peat Marwick LLP




New York, New York
February 28, 1997

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                              1996           1995            1994
                                                                              ----           ----            ----
Assets
   Current assets:
      Cash                                                             $       24,230  $      17,922  $       14,224
      Temporary investments                                                         0              0         108,818
      Accounts receivable:
        Customers                                                             198,138        164,798         142,873
        Other                                                                  88,320         37,754          26,350
        Less allowance for doubtful accounts                                    4,808          2,739           2,428
                                                                          ------------    -----------    ------------
        Total accounts receivable                                             281,650        199,813         166,795

      Materials and supplies                                                   27,159         18,191          18,330
      Other current assets                                                     36,731         16,776           5,887
                                                                          ------------    -----------    ------------
        Total current assets                                                  369,770        252,702         314,054
                                                                          ------------    -----------    ------------

   Property, plant and equipment                                            4,582,869      4,187,354       3,583,723
   Less accumulated depreciation                                            1,444,817      1,279,324       1,014,068
                                                                          ------------    -----------    ------------
       Net property, plant and equipment                                    3,138,052      2,908,030       2,569,655
                                                                          ------------    -----------    ------------

   Investments                                                                539,152        329,090         325,011
   Regulatory assets                                                          174,196        180,572         177,414
   Deferred debits and other assets                                           301,978        247,793         190,432
                                                                          ============    ===========    ============
         Total assets                                                  $    4,523,148  $   3,918,187  $    3,576,566
                                                                          ============    ===========    ============

Liabilities and Shareholders' Equity
   Current liabilities:
      Long-term debt due within one year                               $        3,593  $       3,865  $       13,986
      Short-term debt                                                               0        140,650         515,200
      Accounts payable                                                        168,299        178,384         122,404
      Income taxes accrued                                                     90,317         72,494          92,366
      Interest accrued                                                         24,522         22,527          15,841
      Customers' deposits                                                      21,400         20,501          19,919
      Other current liabilities                                               101,358         65,257          72,105
                                                                          ------------    -----------    ------------
         Total current liabilities                                            409,489        503,678         851,821

   Deferred income taxes                                                      347,975        314,094         248,150
   Customer advances for construction                                         154,324        150,000         145,150
   Deferred credits                                                           115,291        101,300          77,950
   Contributions in aid of construction                                        84,129         73,923          71,580
   Regulatory liabilities                                                      22,810         28,279          30,830
   Long-term debt                                                           1,509,697      1,187,000         994,189
   Company  obligated mandatorily  redeemable
     convertible preferred securities *                                       201,250              0               0
   Shareholders' equity                                                     1,678,183      1,559,913       1,156,896
                                                                          ------------    -----------    ------------
            Total liabilities and shareholders' equity                 $    4,523,148  $   3,918,187  $    3,576,566
                                                                          ============    ===========    ============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                (In thousands, except for per-share amounts)


                                                                                   1996           1995           1994
                                                                                   ----           ----           ----

Revenues:
Communications                                                             $     786,307  $     616,747  $     456,875
Public Services                                                                  520,210        452,285        449,275
                                                                              -----------    -----------    -----------

   Total revenues                                                              1,306,517      1,069,032        906,150
                                                                              -----------    -----------    -----------

Operating expenses:
Operating expenses                                                               413,841        306,734        244,877
Depreciation                                                                     193,733        158,935        115,175
Natural gas purchased                                                            127,913        108,385        116,419
Maintenance expenses                                                             101,206         87,255         61,779
Electric energy and fuel oil purchased                                            93,191         85,168         80,931
Taxes other than income                                                           80,947         68,382         58,845
                                                                              -----------    -----------    -----------

   Total operating expenses                                                    1,010,831        814,859        678,026
                                                                              -----------    -----------    -----------

   Income from operations                                                        295,686        254,173        228,124

Investment income                                                                 48,972         41,667         40,454
Other income - net                                                                17,483         18,288         12,486
Interest expense                                                                  92,695         87,775         72,744
                                                                              -----------    -----------    -----------

   Income before income taxes                                                    269,446        226,353        208,320

Income taxes                                                                      84,937         66,817         64,323
                                                                              -----------    -----------    -----------

   Income before dividends on convertible preferred securities                   184,509        159,536        143,997

Dividends on  convertible preferred securities, net of income tax benefit          5,849              0              0
                                                                              -----------    -----------    -----------

   Net income                                                              $     178,660  $     159,536  $     143,997
                                                                              ===========    ===========    ===========

Earnings per share of Common Stock Series A and Series B                   $         .77  $         .69  $         .68
                                                                              ===========    ===========    ===========












The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                   (In thousands, except for per-share amounts)


                                                                                                       Unrealized gain
                                                                             Additional             (loss) on available-
                                                 Common stock ($.25)           paid-in      Retained    for-sale
                                                Series A      Series B         capital      earnings   securities          Total
                                                --------      --------         -------       -------     ---------         -----
Balance January 1, 1994                    $     32,447    $   13,119  $       698,688  $     230,232  $        0    $    974,486
   Acquisitions                                                   126            4,646          3,231                       8,003
   Net income                                                                                 143,997                     143,997
   Stock dividends in shares of
     Common Stock Series A and Series B           1,621           686          137,736       (140,043)                          0
   Stock plans                                       88           281           20,911                                     21,280
   Conversions of Series A to Series B             (570)          570                                                           0
   Change in unrealized gain (loss) on
     securities classified as available-
     for-sale, net of income taxes                                                                          9,130           9,130
                                              ----------   -----------    -------------    -----------    ----------   -----------
Balance December 31, 1994                  $     33,586        14,782  $      861,981  $      237,417  $    9,130    $  1,156,896
                                              ----------   -----------    -------------    -----------    ----------   -----------
   Acquisitions                                                   222          (4,485)            374                      (3,889)
   Net income                                                                                 159,536                     159,536
   Stock dividends in shares of
     Common Stock Series A and Series B           2,374         1,024         158,693        (162,091)                          0
   Common stock buybacks to fund stock
        dividends                                  (115)         (352)        (21,561)                                    (22,028)
   Stock issuance                                 4,750                       238,830                                     243,580
   Stock plans                                      150           475          30,236                                      30,861
   Conversions of Series A to Series B           (1,906)        1,906                                                           0
   Change in unrealized gain (loss) on
     securities classified as available-
     for-sale, net of income taxes                                                                         (5,043)         (5,043)
                                               ---------   -----------    -------------    -----------    ----------   -----------
Balance December 31, 1995                  $     38,839        18,057  $    1,263,694  $      235,236  $     4,087   $  1,559,913
                                               ---------   -----------    -------------    -----------    ----------   -----------
Acquisitions                                        322                        15,308                                      15,630
   Net income                                                                                 178,660                     178,660
   Stock dividends in shares of
     Common Stock Series A and Series B           2,455         1,246         166,129        (169,830)                          0
   Common stock buybacks to fund stock
       dividends                                   (339)       (1,300)        (73,842)                                    (75,481)
   Stock plans                                      127           203           6,959                                       7,289
Stock issuances to fund EPPICS
       dividends                                    178                         7,621                                       7,799
   EPPICS issuance cost                                                        (4,528)                                     (4,528)
   Conversions of Series A to Series B           (2,771)        2,771                                                          0
   Change in unrealized gain (loss) on
     securities classified as available-
     for-sale, net of income taxes                                                                        (11,099)        (11,099)
                                               ---------   -----------    -------------    -----------    ----------   -----------
Balance December 31, 1996                  $     38,811   $    20,977  $    1,381,341  $     244,066  $    (7,012)  $   1,678,183
                                               =========   ===========   =============    ===========    ==========    ===========




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                                 (In thousands)


                                                              1996            1995            1994
                                                              ----            ----            ----

Net cash provided by operating activities                $      375,181  $      338,611  $      262,316
                                                            ------------    ------------    ------------
Cash flows used for investing activities:
   Securities matured                                            43,608         120,691          89,885
   Securities sold                                               87,447          92,224          23,478
   Construction expenditures                                  (348,379)       (245,241)       (263,162)
   Securities purchased                                       (332,332)       ( 86,058)       ( 18,219)
   Business acquisitions                                       (87,683)       (223,926)       (700,222)
   Other                                                       (47,802)              55        (13,795)
                                                            ------------    ------------    ------------
                                                              (685,141)       (342,255)       (882,035)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Long-term debt borrowings                                    351,053         321,280         458,589
   Issuance of EPPICS                                           196,722               0               0
   Issuance of common stock                                       6,049         272,687          18,465
   Short-term debt (repayments) borrowings                     (140,650)       (374,550)        135,200
   Common stock buybacks to fund stock dividends                (75,481)        (22,028)              0
   Long-term debt principal payments                            (20,243)       (192,030)        ( 1,268)
   Other                                                         (1,182)         1 ,983           1,219
                                                            ------------    ------------    ------------
                                                                316,268           7,342         612,205
                                                            ------------    ------------    ------------
Increase (decrease) in cash                                       6,308           3,698         (7,514)
Cash at January 1,                                               17,922          14,224          21,738
                                                            ============    ============    ============
Cash at December 31,                                     $       24,230  $       17,922  $       14,224
                                                            ============    ============    ============




















The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

(1)   Summary of Significant Accounting Policies:
      -------------------------------------------

      (a)  Description of Business:
           ------------------------
           The Company is a diversified communications and public services company which provides, either directly or through subsidiaries, telecommunications, electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to customers in areas of 22 states. The Company is not dependent upon any single customer or geographic area for its revenues. No single regulatory body regulates a service of the Company accounting for more than 20% of its 1996 revenues.

      (b)  Principles of Consolidation and Use of Estimates:
           -------------------------------------------------
           The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and include the accounts of Citizens Utilities Company and all of its subsidiaries, after elimination of intercompany balances and transactions.

           The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (c)  Revenues:
           ---------
           The Company records revenues from communications and public services customers when earned. The Company accrues unbilled revenues earned from the dates customers were last billed to the end of the accounting period. Public services customers are billed on a cycle basis based on meter readings.

           Certain  communications  revenues are estimated under cost separation
           procedures  that  base  revenues  on  current   operating  costs  and
           investments in facilities to provide such services.

      (d)  Construction Costs and Maintenance Expense:
           -------------------------------------------
           Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction ("AFUDC") for regulated businesses and capitalized interest for unregulated businesses. AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction of regulated assets. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the Company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount relating to equity is included in other income ($8,704,000, $10,545,000 and $11,402,000 for
           1996, 1995 and 1994, respectively) and the amount relating to borrowings is included as a reduction of interest expense ($3,385,000, $4,101,000 and $3,031,000 for 1996, 1995 and 1994,
           respectively). Capitalized interest for unregulated construction activities amounted to $3,109,000, $330,000 and $0 in 1996, 1995 and
           1994, respectively. The weighted average rates used to calculate AFUDC were 10%, 11% and 12% in 1996, 1995 and 1994, respectively. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

      (e)  Depreciation Expense:
           ---------------------
           Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represents approximately 5% of the gross depreciable property, plant and equipment for 1996 and 4% of the gross depreciable property, plant and equipment for 1995 and 1994.

      (f) Regulatory Assets and Liabilities:
          ----------------------------------
          The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71; "Accounting for the Effects of Certain Types of Regulation". SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators. Regulatory assets of $16,648,000, $25,006,000 and $24,669,000 at December 31, 1996,
          1995 and 1994, respectively, related to Postretirement Benefits Other than Pensions (see Note 14). Regulatory assets of $157,548,000, $155,566,000 and $152,745,000 and regulatory liabilities of $22,810,000, $28,279,000 and $30,830,000 at December 31, 1996, 1995
          and 1994, respectively, were carried as an offset to deferred income taxes (see Note 1(j)).

          The Company continuously monitors the applicability of SFAS 71 to its regulated operations. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory and competitive environments and/or a decision by the Company to accelerate deployment of new technology. If the Company were to discontinue the application of SFAS 71 to one or more of its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities associated with such operation(s) and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable. The Company believes its regulated operations continue to meet the criteria for SFAS 71 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established rate-making practices.

     (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          --------------------------------------------------------------------
          Of:
          ---
          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.In 1996, the Company recorded $17,300,000 of noncash charges to pre-tax income for the write off of assets which were no longer deemed recoverable in accordance with SFAS 121.

     (h)  Accounting for Investments, Temporary Investments and Short-term Debt:
          ----------------------------------------------------------------------
          Investments include high credit quality, short- and intermediate-term fixed-income securities (primarily state and municipal debt obligations) and equity securities. The Company classifies its investments at purchase as available-for-sale or held-to-maturity. The Company does not maintain a trading portfolio. Securities which the Company will hold for an indefinite period of time, but which might be sold in the future as changes in market conditions or economic factors occur, are classified as available-for-sale and are carried at estimated fair market value. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of Shareholders' equity. Securities for which the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity. Interest, dividends and gains and losses realized on sales of securities are reported in Investment income.

          Temporary investments in 1994 represented investments in state and municipal securities which matured in less than one year, the proceeds of which were intended to be and were used to repay a portion of the short-term debt issued to partially and temporarily fund the acquisitions of the GTE and ALLTEL Telecommunications Properties (see
          Note 3). Such investments were considered held-to-maturity and were carried at amortized cost.

          Short-term debt outstanding was issued in the form of commercial paper notes payable to temporarily and partially fund the acquisition of the GTE and ALLTEL Telecommunications Properties. This short-term debt was repaid with the maturity proceeds of company investments and with proceeds from the issuance of Equity Providing Preferred Income Convertible Securities ("EPPICS," see Note 7).

      (i)  Investment in Centennial Cellular Corp.:
           ----------------------------------------
           The Company recorded its initial investment in 102,187 shares of Centennial Cellular Corp. ("Centennial") Convertible Redeemable Preferred Stock (the "Preferred Security") at $49,842,000 and 1,367,099 shares of Centennial Class B Common Stock at $19,826,000, which in the aggregate represented the historical cost of the Company's investment in its subsidiary, Citizens Cellular Company, prior to its merger with Centennial. During 1994, the Company purchased 615,195 additional shares of Centennial Class B Common Stock for $8,613,000 pursuant to a Centennial rights offering.

           The terms of the Preferred Security provide that the Preferred Security may be converted by the holder into Centennial common stock and that it accreted a liquidation value preference through August 31, 1996 at a fixed annual dividend rate of 7.5%, compounded quarterly, until the Preferred Security reached a liquidation value preference of $186,287,000 on August 31, 1996.

           The Company recognized the non-cash accretion on the Preferred Security as it was earned in each period through August 31, 1996 as investment income and increased the book value of its investment in Centennial by the same amount. The liquidation value preferences earned on the Preferred Security for 1996, 1995 and 1994 were $8,993,000, $14,353,000 and $13,481,000, respectively. From inception through August 31, 1996, $57,787,000 of such accretion was accounted for in this manner. The Preferred Security is mandatorily redeemable on August 30, 2006.

           Commencing September 1, 1996, Centennial has the option to either (a) declare and pay or accumulate an 8.5% annual dividend on the Preferred Security's $186,287,000 liquidation value or (b) redeem the Preferred Security for $186,287,000 in cash or in Centennial common stock. Centennial declared the required $3,959,000 dividend for the quarter ended November 30, 1996 and paid the dividend on December 19, 1996.

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

     (j)   Income Taxes, Deferred Income Taxes and Investment Tax Credits:
           ---------------------------------------------------------------
           The  Company and its  subsidiaries  are  included  in a  consolidated federal income tax return. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes reflect the tax effect of temporary differences between the financial statement and the tax bases of assets and liabilities using presently enacted tax rates. Regulatory assets and liabilities (see Note 1(f)) include income tax benefits previously flowed through to customers and from the allowance for funds used during construction, the effects of tax law changes and the tax benefit associated with unamortized deferred investment tax credits. These regulatory assets and liabilities represent the probable net increase in revenues that will be reflected through future ratemaking proceedings. The investment tax credits relating to utility properties, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

      (k) Employee Stock Plans:
          ---------------------
          Prior to January 1, 1996, the Company accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, " Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 9).

     (l)  Earnings  Per Share:
          --------------------
          Earnings per share is based on the average number of outstanding shares. Earnings per share is presented with adjustment for subsequent stock dividends. The calculation has not been adjusted for the 1.6% stock dividend declared on February 18, 1997, because its effect is immaterial. The effect on earnings per share of the exercise of dilutive options is immaterial.

(2)    Property, Plant and Equipment:
       ------------------------------
       The components of property, plant and equipment at December 31, 1996, 1995 and 1994 are as follows:

                                                            1996               1995           1994
                                                            ----               ----           ----
                                                                        ($ in thousands)
           Transmission and distribution facilities      $2,923,630         $2,641,594     $2,159,452
           Production and generating facilities             960,422            868,119        818,927
           Administrative facilities                        368,178            337,196        285,445
           Construction work in progress                    187,692            212,892        210,213
           Pumping, storage and purification facilities     122,340            107,653         93,942
           Intangibles and other                             20,607             19,900         15,744
                                                      -------------      -------------  -------------
                                                         $4,582,869         $4,187,354     $3,583,723
                                                      =============      =============  =============

 (3)   Mergers and Acquisitions:
       -------------------------
       In December 1996, the Company acquired Conference-Call USA, Inc. ("Conference-Call") in a stock for stock transaction. Conference-Call provides nationwide conference calling services and its subsidiary, Dial, Inc. ("Dial"), provides international dial-back services. The Company issued 1,289,133 shares of common stock in exchange for all of the common and preferred stock of Conference-Call. If Conference-Call and/or Dial achieves specified financial results in future periods, the Company may be required to issue up to 1,443,299 additional shares of common stock. This transaction was accounted for using the purchase method of accounting and the results of operations of Conference-Call have been included in the accompanying financial statements from the date of acquisition.

       In July 1995, the Company acquired Flex Communications ("Flex") in a stock for stock transaction. Flex was a switch-based, inter-exchange carrier providing long distance, 800 Inbound long-distance, voice mail, paging, private data networks and cellular services to approximately 5,500 customers in upstate New York. The Company issued 855,953 shares of Common Stock Series B for all of the outstanding shares of Flex. This transaction was accounted for using the pooling of interests method of accounting. Prior year financial statements were not restated as the amounts were not significant.

       In March 1995, the Company acquired Douglassville Water Company ("Douglassville") for $173,000 and 31,928 shares of Common Stock Series
       B. Douglassville provided water utility services in Pennsylvania to approximately 870 customers. This transaction was accounted for using the purchase method of accounting and the results of operations of Douglassville have been included in the accompanying financial statements from the date of acquisition.

       In February 1995, the Company acquired from the town of Youngtown, Arizona, for $1,192,000, the town's water and wastewater systems which served approximately 3,400 customers. This acquisition was accounted for using the purchase method of accounting and the results of operations of Youngtown have been included in the accompanying financial statements from the date of acquisition.

       In November 1994, the Company and ALLTEL Corporation signed definitive agreements pursuant to which the Company agreed to acquire from ALLTEL certain telecommunications properties in eight states serving approximately 110,000 local telephone access lines and certain cable television systems serving approximately 7,000 subscribers ("ALLTEL Telecommunications Properties"). The purchase price of the ALLTEL Telecommunications Properties (net of 3,600 of the Company's telephone access lines which were valued at $10 million and transferred to ALLTEL in a tax free exchange) was $282 million. All such access lines were transferred to the Company on or before March 31, 1996. These transactions were accounted for using the purchase method of accounting and the results of operations of the ALLTEL Telecommunications Properties have been included in the accompanying financial statements from their respective dates of acquisition.

       In August 1994, the Company acquired RHC, Inc. ("Metro Utility Co.") in a stock for stock transaction. Metro Utility Co. provided water and wastewater treatment services to approximately 10,000 customers in the suburban Chicago area. The Company issued 504,807 shares of Common Stock Series B for all of the outstanding shares of Metro Utility Co. This transaction was accounted for using the pooling of interests method of accounting.

       In May 1993, the Company and GTE Corp. ("GTE") signed definitive agreements pursuant to which the Company agreed to acquire from GTE, for approximately $1.1 billion in cash, certain GTE telecommunications properties serving approximately 500,000 local telephone access lines in eight states ("GTE Telecommunications Properties"). All such access lines were transferred to the Company on or before December 30, 1994. These transactions were accounted for using the purchase method of accounting and the results of operations of the GTE Telecommunications Properties have been included in the accompanying financial statements from their respective dates of acquisition.

       The following unaudited pro forma financial information presents the combined results of operations of the Company and the GTE and ALLTEL Telecommunications Properties acquired as if the acquisitions had occurred on January 1 of the year preceding the respective dates acquired. The effects of the other acquisitions described above would not significantly impact the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the GTE and ALLTEL Telecommunications Properties constituted a single entity during such periods.
                                     1996                  1995            1994
                                     ----                  ----            ----
                                 ($ in thousands, except for per-share amounts)
Revenues                           $1,311,000       $1,159,000      $1,138,000
Net Income                           $180,000         $175,000        $172,000
Earnings per share                       $.77             $.74            $.73

       A subsidiary of the Company, in a joint venture with a subsidiary of Century Communications, Corp. ("Century"), acquired and operates two cable television systems in southern California serving 49,500 subscribers. Century is a cable television company of which Leonard Tow, the Chairman, Chief Executive Officer and Chief Financial Officer of the Company, is Chairman and Chief Executive Officer. In addition, Claire Tow, a director of the Company, is a Senior Vice President and a director of Century and Robert Siff, a director of the Company, is a director of Century. The joint venture is governed by a management board on which the Company and Century are equally represented. A subsidiary of Century (the "Manager") manages the day-to-day operations of the systems. The Manager does not receive a management fee but is reimbursed only for the actual costs it incurs on behalf of the joint venture. With respect to the purchase of any service or asset for the joint venture for use in the systems, the Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of vendors and is entitled to retain any discount in excess of 5%. The Company accounts for the joint venture following the equity method of accounting. On August 19, 1996, the joint venture entered into agreements to acquire three additional cable television systems serving a total of 76,000 subscribers in southern California for approximately $140 million. The acquisitions are subject to regulatory approval and are expected to close in the first half of 1997.

(4)    Investments:
       ------------
       The components of investments at December 31, 1996, 1995 and 1994 are as follows:

                                         1996           1995        1994
                                         ----           ----        ----
                                                  ($ in thousands)
State and municipal securities          370,783  $    172,518  $    174,790
Centennial Preferred Security           107,629        98,636        84,283
Marketable equity securities             58,351        57,528        65,527
Other fixed income securities             2,389           408           411
                                     -----------    ----------    ----------
    Total                               539,152  $    329,090  $    325,011
                                     ===========    ==========    ==========

       Marketable equity securities for 1996 and 1995 include the Company's investments in Hungarian Telephone and Cable Corp. ("HTCC"), Centennial Class B Common Stock (see Note 1 (i)) and Century Class A Common Stock. For 1994, marketable equity securities include the Centennial Class B Common Stock and Century Class A Common Stock. The investment in the shares of Century Class A Common Stock represents approximately 2% of the
       total  outstanding  common  stock  of  Century.   The  Chairman,   Chief
       Executive Officer and Chief Financial Officer of the Company is also Chairman and Chief Executive Officer of Century.

       Net  realized  gains on  marketable  equity  securities  included  in the determination of net income for the years 1996, 1995 and 1994, respectively, were $0, $13,904,000, and $3,760,000. The cost of marketable equity securities sold during 1996, 1995 and 1994, respectively, was $0, $9,863,000, and $384,000. The cost of securities sold was based on the actual cost of the shares of each security held at the time of sale. The Company recognized $22,138,000 in investment income in 1996 for guarantees and financial support provided by the Company to HTCC.

       The following summarizes the amortized cost, gross unrealized holding gains and losses and fair market value for investments.

                                                         Unrealized Holding     Aggregate Fair
Investment Classification           Amortized Cost       Gains    (Losses)      Market Value
-------------------------           --------------       ------   --------      ------------
                                                           ($ in thousands)
As of December 31, 1996
Held-To-Maturity                    $    107,629  $    78,658  $          0  $     186,287
Available-For-Sale                       442,884        2,903      (14,264)        431,523

As of December 31, 1995
Held-To-Maturity                    $    244,982  $    79,808  $       (59)  $     324,731
Available-For-Sale                        77,485        8,422       (1,799)         84,108

As of December 31, 1994
Held-To-Maturity                    $    259,484  $    80,293  $    (3,055)  $     336,722
Available-For-Sale                        50,809       14,718            0          65,527

        The amortized cost of held-to-maturity securities plus the aggregate fair market value of available-for-sale securities for each year presented above equals the total of investments presented in the foregoing investments table. As of December 31, 1996 all investments except the Centennial Preferred Security have been classified as available-for-sale.

       The Company sold $68,458,000 and $19,335,000 of securities classified as held-to-maturity during 1995 and 1994, respectively, for the purpose of financing a portion of the acquisition of the GTE and ALLTEL Telecommunications Properties; gross realized gains on such sales for 1995 and 1994, respectively, were $474,000 and $372,000, while gross realized losses were $8,000 and $94,000 for 1995 and 1994, respectively.

(5)    Fair Value of Financial Instruments:
       ------------------------------------
       The following table summarizes the carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1996, 1995 and 1994. For the other financial instruments, representing cash and cash equivalents, accounts and notes receivables, short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                             1996                                  1995                     1994
                                  ------------------------------------     -------------------------     ----------

                                  Carrying                   Carrying                       Carrying
                                   Amount       Fair Value    Amount       Fair Value        Amount      Fair Value
                                   ------       ----------    ------       ----------        ------      ----------
                                                                ($ in thousands)
Temporary Investments         $         0  $           0  $           0  $           0  $     108,818  $    108,935
Investments                       539,152        617,810        329,090        408,839        325,011       402,249
Long-term Debt                  1,509,697      1,532,251      1,187,000      1,263,000        994,189       992,349
EPPICS                            201,250        192,194              0              0              0             0

       The fair value of the above financial instruments, except for the investment in the Centennial Preferred Security and certain options on marketable equity securities, are based on quoted prices at the reporting date for those financial instruments. The fair value of the Centennial Preferred Security is estimated to be its accreted value at the respective reporting dates (see Note 1(i)) while the fair value of certain options on marketable equity securities is based on the Black-Scholes option pricing model.

   (6) Long-term Debt:
       ---------------

                                        Weighted average
                                        interest rate at                               December 31, 1996
                                    December 31, 1996  Maturities     -------------------------------------------
                                    -----------------  ----------                1996            1995           1994
                                                                                 ----            ----           ----
                                                                                            ($ in thousands)
   Debentures                                       7.34%  2001 - 2046    $   1,000,000  $     700,000  $     425,000
   Industrial development revenue bonds             5.62%  2015 - 2031          391,789        374,089        325,125
   Rural Utilities Service Loan Contracts           5.89%  1998 - 2027           77,909         71,609         47,106
   Senior unsecured notes                           8.05%      2012              36,000         23,000              0
   Other long-term debt                             6.82%  1998 - 2027            3,999          2,202          9,158
   Commercial paper notes payable                       -        -                    0         16,100        187,800
                                                                             ----------     ----------     ----------
          Total long-term debt                                            $   1,509,697  $   1,187,000  $     994,189
                                                                             ===========    ===========    ===========

       The total principal amounts of industrial development revenue bonds at December 31, 1996, 1995 and 1994 were $422,780,000, $406,080,000, and
       $392,530,000, respectively. Industrial development revenue bond funds issued are held by a trustee until used for payment of qualifying construction. The amounts presented in the table above represent funds that have been used for construction through December 31, 1996, 1995 and 1994, respectively.

       On December 31, 1995 and 1994, certain commercial paper notes payable were classified as long-term debt because these obligations were expected to and have been refinanced with long-term debt securities.

       The Company has available lines of credit with commercial banks in the amounts of $400,000,000 and $200,000,000, which expire on December 10, 1997 and December 16, 2002, respectively, and have associated facility fees of one-thirty third of one percent (0.03%) per annum and one-twentieth of one percent (0.05%) per annum, respectively. The terms of the lines of credit provide the Company with extension options.

       The installment principal payments and maturities of long-term debt for the next five years are as follows:

                                          1997            1998          1999         2000          2001
                                          ----            ----          ----         -----         ----
                                                                 ($ in thousands)
        Installment principal  payments    $3,460        $2,795        $2,821         $2,967     $  3,100
        Maturities                            133         5,965             0            274       50,000
                                          -------        ------        ------        -------      -------
                                           $3,593        $8,760        $2,821         $3,241      $53,100
                                          =======        ======        ======        =======      =======

       Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 1997 for $30,350,000 of principal amount of bonds. The Company expects to remarket all such bonds which are tendered. In the years 1996, 1995 and 1994, respectively, interest payments on short- and long-term debt were $93,274,000, $78,659,000 and $74,803,000.

  (7)  Company Obligated Mandatorily Redeemable Convertible Preferred
       --------------------------------------------------------------
       Securities:
       -----------
       During the first quarter of 1996 a consolidated wholly-owned subsidiary of the Company, Citizens Utilities Trust (the "Trust"), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 ("Trust Convertible Preferred Securities" or "EPPICS"), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the "Partnership"). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from the Company $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures Due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and the Company's Convertible Subordinated Debentures are substantially all the assets of the Partnership. The Company's obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities. The $196,722,000 of net proceeds from the issuances was used to permanently fund a portion of the acquisition of the GTE and ALLTEL Telecommunications Properties.

       In accordance with the terms of the issuances, the Company paid the 5% interest on the Convertible Subordinated Debentures in Citizens' Common Stock Series A. During 1996, 709,748 shares of Common Stock Series A were issued to the Partnership in payment of interest of which 654,119 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 55,629 shares of Common Stock Series A were distributed by the Partnership to the Trust. The Trust distributed the cash and shares as dividends to the holders of the EPPICS.

(8)    Capital Stock:
       --------------
       The common stock of the Company is in two series, Series A and Series B. The Company is authorized to issue up to 250,000,000 shares of Common Stock Series A and 350,000,000 shares of Common Stock Series B. Quarterly stock dividends are declared and issued at the same rate on both Series A and Series B. Series B shareholders have the option of enrolling in the "Series B Common Stock Dividend Sale Plan." The Plan offers Series B shareholders the opportunity to have their stock dividends sold by the Plan Broker and the net cash proceeds of the sale distributed to them quarterly. Series A shares are convertible share-for-share into Series B shares. Series B shares are not convertible into Series A. Both series are the same in all other respects.

       Quarterly stock dividend rates declared on Common Stock Series A and Series B are based upon cash equivalent rates and share market prices, and have been as follows:

                                               Dividend Rates
                                       ---------------------------------
                                       1996         1995           1994
                                       ----         ----           ----
        First quarter                  1.6 %        1.5 %         1.1  %
        Second quarter                 1.6 %        1.5 %         1.15 %
        Third quarter                  1.6 %        1.6 %         1.3  %
        Fourth quarter                 1.6 %        1.6 %         1.4  %
                                       -----        ------        ------
          Total                        6.4 %        6.2 %         4.95 %
                                       ======       ======        ======
          Compounded Total             6.56%        6.35%         5.04 %
                                       ======       ======        ======

       Annualized stock dividend cash equivalent rates considered by the Company's Board of Directors in declaring stock dividends for 1996, 1995
       and  1994,   respectively,   were  71 3/4, 67 3/4  and 64 5/8 per share
       (adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1996 and rounded to the nearest 1/8th).

       On January 30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $13 3/8 per share (not adjusted for subsequent stock dividends). The $244,200,000 of net proceeds from the issuance was used to permanently fund a portion of the acquisition of the GTE Telecommunications Properties.

       In May 1996 and 1995, the Board of Director's authorized the buyback of up to $75 million and $50 million, respectively, of Common Stock Series A and Series B shares solely for purposes of funding the Company's stock dividend policy. Shares have been and will be purchased on the open market from time to time. The Company purchased 6,554,000 shares at a cost of $75,481,000 in 1996 and 1,865,000 shares at a cost of $22,028,000 in 1995. All purchased shares have been used to pay stock dividends.

       The activity in shares of outstanding common stock for Series A and Series B during 1996, 1995 and 1994 is summarized as follows:

                                                                           Number of Shares
                                                                           ----------------
                                                                       Series A          Series B
                                                                       --------          --------
       Balance at January 1, 1994                                   129,785,000         52,477,000
            Acquisition                                                       0            505,000
            Common stock dividends                                    6,484,000          2,744,000
            Stock plans                                                 355,000          1,122,000
            Conversion of Series A to Series B                       (2,278,000)         2,278,000
                                                                    -----------         ----------
       Balance at December 31,1994                                  134,346,000         59,126,000
            Acquisitions                                                       0           888,000
            Common stock issuance                                     19,000,000                 0
            Common stock dividends                                     9,499,000         4,098,000
            Common stock buybacks to fund stock dividends               (462,000)       (1,403,000)
            Stock plans                                                  601,000         1,894,000
            Conversions of Series A to Series B                       (7,626,000)        7,626,000
                                                                    ------------        ----------
       Balance at December 31, 1995                                  155,358,000        72,229,000
            Acquisition                                                1,289,000                 0
            Common stock dividends                                     9,819,000         4,984,000
            Common  stock issued to fund EPPICS dividends                710,000                 0
            Common  stock buybacks to fund stock dividends            (1,356,000)       (5,198,000)
            Stock plans                                                  508,000           805,000
            Conversions of Series A to Series B                      (11,086,000)       11,086,000
                                                                    ------------       -----------
       Balance at December 31, 1996                                  155,242,000        83,906,000
                                                                    ============       ===========

       The Company has 50,000,000 authorized but unissued shares of preferred stock ($.01 par).

(9)    Stock Plans:
       ------------
       At December 31, 1996, the Company had four stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock plans. Accordingly, no compensation cost has been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan ("MEIP"), Equity Incentive Plan ("EIP") or Employee Stock Purchase Plan ("ESPP"). Compensation cost recognized for its Directors' Deferred Fee Equity Plan was $161,231 in 1996, $71,293 in 1995, and $38,971 in
       1994. Had the Company determined compensation cost based on the fair value at the grant date for its MEIP, EIP and ESPP under SFAS 123, the Company's net pro forma income and Earnings Per Share would have been as follows:

                                                                 1996               1995
                                                                 ----               ----
                                                                   ($ in thousands)
              Net Income                     As reported      $178,660            $159,536
                                             Pro forma        $177,426            $159,072

              Earnings per share             As reported          $.77                $.69
                                             Pro forma            $.76                $.68

       Pro forma net income reflects only the vested portion of options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma amounts above because pro forma compensation cost only includes costs associated with the vested portion of options granted pursuant to the MEIP, EIP and ESPP on or after January 1, 1995.

                        Management Equity Incentive Plan
                        --------------------------------
       Under the MEIP, awards of the Company's Common Stock Series A or Series B may be granted to eligible officers, management employees and non-management exempt employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.

       The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% (11,957,000 as of December 31, 1996) of the Company's common stock outstanding . No awards will be granted more than 10 years after the effective date (June 22, 1990) of the MEIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

       Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

       The following summary of shares subject to option under the MEIP presents option share activity adjusted for subsequent stock dividends.

                                                        Shares               Weighted
                                                       Subject to         Average Option
                                                        Option           Price Per Share
                                                        ------           ---------------
Balance at January 1, 1994                             6,808,000            $11.88
    Options granted                                    1,770,000             11.53
    Options exercised                                  (169,000)              7.10
    Options canceled or lapsed                          (78,000)             12.50
                                                    -------------
Balance at December 31, 1994                           8,331,000             11.89
    Options granted                                      105,000             10.38
    Options exercised                                  (276,000)              6.33
    Options canceled or lapsed                         (115,000)             13.29
                                                    -------------
Balance at December 31, 1995                           8,045,000             12.05
    Options granted                                    2,842,000             11.44
    Options exercised                                  (361,000)              7.23
    Options canceled or lapsed                         (558,000)             12.18
                                                    =============
Balance at December 31, 1996                           9,968,000            $11.96
                                                    =============


         The following table summarizes information about shares subject to options under the MEIP at December 31, 1996.

                        Options Outstanding                                        Options Exercisable
                ----------------------------------------------------------    -------------------------------
                                                         Weighted- Average
    Number          Range of        Weighted-Average         Remaining           Number      Weighted-Average
 Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
 -----------    ---------------      --------------        -------------      -----------     --------------
        26,000    $  3 - 5                $ 4                   3.8                 26,000         $ 4
       834,000       8 - 10                 8                   4.9                834,000           8
     5,604,000      10 - 12                12                   8.1              1,746,000          12
     2,196,000      12 - 14                13                   8.2              2,166,000          13
     1,308,000      14 - 16                15                   6.9                824,000          15
--------------                                                                ------------
     9,968,000       3 - 16                12                   7.7              5,596,000          12
==============                                                                =============

         The  weighted-average  fair  value  of  options  granted  during  1996 and  1995  were  $1.51  and  $1.80,  respectively. For purposes of  the
         pro forma  calculation  under  SFAS 123,  the   fair   value  of   each
         option  grant  is   estimated  on   the  date   of  grant   using   the
         Black-Scholes  option-pricing   model with the following weighted
         average assumptions used for grants in 1996 and 1995:

                                    1996          1995
                                    ----          ----
Dividend yield                      6.2%          5.6%
Expected volatility                  20%           20%
Risk-free interest rate            5.63%         6.25%
Expected life                    7 years       7 years

         During 1996 and 1995, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock Series B. There were no restricted stock award grants in 1994. The number of Series B shares issued as restricted stock awards during 1996 and 1995 were 522,322 and 9,831, respectively (adjusted for subsequent stock dividends). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. The restrictions lapse over six-month through five-year periods. At December 31, 1996, 834,673 shares (adjusted for subsequent stock dividends and stock splits) of restricted stock were outstanding.

                              Equity Incentive Plan
                              ---------------------
         On May 23, 1996, the shareholders of the Company voted to approve the EIP. Under the EIP, awards of the Company's Series A or Series B Common Stock may be granted to eligible officers, management employees and non-management employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The EIP is administered by the Compensation Committee of the Board of Directors.

         The maximum number of shares of common stock which may be issued pursuant to awards at any time is 11,300,000 shares. No awards will be granted more than 10 years after the effective date (May 23, 1996) of the EIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

         Under the terms of the EIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options. As of December 31, 1996, there have been no awards granted under the EIP.

                          Employee Stock Purchase Plan
                          ----------------------------
       The Company's ESPP was approved by shareholders on June 12, 1992 and amended on May 21, 1993. Under the ESPP, eligible employees of the Company and its subsidiaries may subscribe to purchase shares of Common Stock Series B at 85% of the lower of the average market price on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. As of December 31, 1996, there were 1,931,000 shares of Common Stock Series B reserved for issuance under the ESPP. These shares will be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all 1,931,000 shares reserved have been subscribed for, unless terminated earlier or extended by the Board of Directors. The ESPP is administered by the Compensation Committee of the Board of Directors. As of December 31, 1996, the number of employees participating in the ESPP was 2,041 and the total number of shares subscribed for under the ESPP was 1,277,580. For purposes of the pro forma calculation under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes Model with the following assumptions for subscription periods beginning in 1996 and 1995:

                                    1996          1995
                                    ----          ----
Dividend yield                      6.4%          6.2%
Expected volatility                  20%           20%
Risk-free interest rate            5.30%         5.56%
Expected life                   6 months      6 months

       The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $3.20 and $3.27, respectively.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
       The Company's non-employee Directors' Deferred Fee Equity Plan (the "Directors' Plan") was approved by shareholders on May 19, 1995 and amended on August 20, 1996. The Directors' Plan includes an Option Plan, a Stock Plan and a Formula Plan. Through the Option Plan, an eligible director may elect to receive up to $30,000 per annum of his or her director's fees for a period of up to five years in the form of options to purchase Company common stock, the number of such options being equal to such fees divided by 20% of the fair market value of Company common stock on the effective date of the options. Through the Stock Plan, an eligible director may elect to receive all or a portion of his or her director's fees in the form of Plan Units, the number of such Plan Units being equal to such fees divided by the fair market value of Company common stock on certain specified dates. The Formula Plan provides each Director of the Company options to purchase 5,000 shares of common stock on the first day of each year beginning in 1997 and continuing through 2002 regardless of whether the Director is participating in the Option Plan or Stock Plan. In addition, on September 1, 1996, options to purchase 2,500 shares of common stock were granted to each Director. The exercise price of the options are 100% of the fair market value on the date of grant and the options are excercisable six months after the grant date and remain exercisable for ten years after the grant date. In the event of termination of Directorship, a Stock Plan participant will receive the value of such Plan Units in either stock or cash or installments of cash as selected by the Participant at the time of the related Stock Plan election. As of any date, the maximum number of shares of common stock which the Plan may be obligated to deliver pursuant to the Stock Plan and the maximum number of shares of common stock which shall have been purchased by Participants pursuant to the Option Plan and which may be issued pursuant to outstanding options under the Option Plan shall not be more than one percent (1%) of the total outstanding shares of Common Stock Series A and Series B of the Company as of such date, subject to adjustment in the event of changes in the corporate structure of the Company affecting capital stock. There are currently 12 directors participating in the Directors'Plan. In 1996, the total Options and Plan Units earned were 147,611, and 14,364, respectively. In 1995, the total Options and Plan Units earned were 100,818, and 6,770, respectively (adjusted for stock dividends). At December 31, 1996, 144,312 options were exercisable at a weighted average exercise price of $11.25.

(10)     Income Taxes:
         -------------
       The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                                       1996           1995            1994
                                                                    -----------    -----------    ------------
Consolidated tax  provision at federal statutory  rate                   35.0%        35.0%         35.0%
State income tax provisions, net of  federal income tax benefit           0.5%         2.1%          2.5%
Allowance for funds used during  construction                           (2.0%)        (2.3%)        (2.4%)
Nontaxable investment income                                            (1.7%)        (1.7%)        (2.9%)
Amortization of investment tax credits                                  (0.7%)        (0.9%)        (0.9%)
All other - net                                                          0.4%         (2.7%)        (0.4%)
                                                                    -----------    -----------    ------------
                                                                         31.5%        29.5%         30.9%
                                                                    ===========    ===========    ============

         As of December 31, 1996, 1995 and 1994, accumulated deferred income taxes amounted to $334,117,000, $298,424,000 and $230,556,000, respectively, and the unamortized deferred investment tax credits amounted to $13,858,000, $15,670,000, and $17,594,000, respectively.
         Income taxes paid during the year were $22,525,000, $39,425,000, and $30,395,000 for 1996, 1995 and 1994, respectively.

         The components of the net deferred income tax liability at December 31, are as follows:

                                                            1996          1995            1994
                                                            ----          ----            ----
                                                                     ($ in thousands)
         Deferred income tax liabilities:
         --------------------------------
          Property, plant and equipment basis differences $ 285,673     $ 246,128      $ 177,549
          Regulatory assets                                  63,447        63,871         62,578
          Other - net                                        14,469        22,741         28,704
                                                         -----------    ----------    ----------
                                                            363,589       332,740        268,831
                                                         -----------    ----------    ----------
         Deferred income tax assets:
         ---------------------------
          Regulatory liabilities                             10,076        12,415         13,498
          Deferred investment tax credits                     5,538         6,231          7,183
                                                         -----------    ----------    -----------
                                                             15,614        18,646         20,681
                                                         -----------    ----------    -----------
          Net deferred income tax liabitlity              $ 347,975     $ 314,094      $ 248,150
                                                         ===========    ==========    ===========


       The provision for federal and state income taxes, as well as the taxes charged or credited to Shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:


                                                                                  1996            1995             1994
                                                                                  ----            ----            ----
                                                                                             ($ in thousands)
Income taxes charged (credited) to the income statement
Current:
   Federal                                                                   $     19,775  $      13,297  $       28,347
   State                                                                          (3,256)          1,014           3,595
                                                                                ----------
                                                                                              -----------    ------------
        Total current                                                              16,519         14,311          31,942
                                                                                ----------    -----------    ------------
Deferred:
   Federal                                                                         64,895         48,168          29,829
   Investment tax credits                                                         (1,865)        (2,057)         (1,949)
   State                                                                            5,388          6,395           4,501
                                                                                ----------    -----------    ------------
       Total deferred                                                              68,418         52,506          32,381
                                                                                ----------    -----------    ------------
                                                                                   84,937         66,817          64,323
                                                                                ----------    -----------    ------------
Income tax benefit on dividends on convertible preferred securities
Current:
   Federal                                                                        (3,149)              0               0
   State                                                                            (479)              0               0
                                                                                ----------    -----------    ------------
         Total                                                                    (3,628)              0               0
                                                                                ----------    -----------    ------------
         Income taxes charged to the income statement (a)                          81,309         66,817          64,323

                                                                                ----------    -----------    ------------

Income taxes charged  (credited) to  shareholders'  equity
----------------------------------------------------------
Deferred income taxes (benefits) on unrealized gains or losses on securities
    classified as available-for-sale                                              (6,884)        (3,052)           5,588
Current benefit arising from stock options exercised                                (345)          (406)           (137)
                                                                                ----------    -----------    ------------
         Income taxes charged (credited) to shareholders' equity (b)              (7,229)        (3,458)           5,451
                                                                                ==========    ===========    ============
Total income taxes (a) plus (b)                                              $     74,080  $      63,359  $       69,774
                                                                                ==========    ===========    ============

     The Company's alternative minimum tax credit as of December 31, 1996 is $65,056,000 which can be carried forward indefinitely to reduce future regular tax liability. Such amount is included as a debit against accrued income taxes.

(11)   Segment Information:
       --------------------

                                                              Year Ended December 31,
                                                      -------------------------------------------

                                                               1996           1995          1994
                                                               ----           ----          ----
                                                                        ($ in thousands)
Communications:
---------------
   Revenues                                           $     786,307  $     616,747  $     456,875
   Operating income                                         206,537        174,196        148,720
   Depreciation                                             153,571        120,608         81,659
   Capital expenditures, net                                225,648        141,063        173,225
   Assets                                                 2,412,382      2,097,277      1,805,893

Public Services:
----------------

    Natural gas:
    ------------
        Revenues                                      $     239,619  $     197,902  $     208,940
        Operating income                                     33,756         25,874         30,205
        Depreciation                                         10,953         12,155         10,827
        Capital expenditures, net                            27,691         28,659         26,247
        Assets                                              381,740        344,036        306,979

    Electric:
    ---------
        Revenues                                      $     192,297  $     175,351  $     167,940
        Operating income                                     24,805          30,060        31,221
        Depreciation                                         18,718         17,035         15,251
        Capital expenditures, net                            24,591         32,849         34,379
        Assets                                              482,194        487,893        458,457

    Water and Wastewater:
    ---------------------
        Revenues                                      $      88,294  $      79,032  $      72,395
        Operating income                                     30,588         24,043         17,978
        Depreciation                                         10,491          9,137          7,438
        Capital expenditures, net                            21,048         27,958         22,276
        Assets                                              511,628        505,851        455,312

(12)   Quarterly Financial Data (unaudited):
       -------------------------------------

                                                                                  Net Income
                                                             ---------------------------------------------------
                                               ($ in thousands)                          Per Share
                                               ----------------                 ----------------------------
            1996                           Revenues           Amount               Series A      Series B
            ----                           --------           ------               --------      --------
       First quarter                        $329,138           $38,856                 $.16          $.16
       Second quarter                        318,128            46,251                  .19           .19
       Third quarter                         319,959            46,032                  .20           .20
       Fourth quarter                        339,292            47,521                  .20           .20

                                                                                   Net Income
                                                               ---------------------------------------------------
                                               ($ in thousands)                          Per Share
                                               ----------------                 -----------------------------
            1995                           Revenues          Amount               Series A      Series B
            ----                           --------          ------               --------      --------
       First quarter                       $267,034            $33,903                 $.15          $.15
       Second quarter                       251,678             41,939                  .17           .17
       Third quarter                        259,732             45,061                  .19           .19
       Fourth quarter                       290,588             38,633                  .16           .16

       The quarterly net income per share amounts are rounded to the nearest cent. Annual earnings per share may vary depending on the effect of such rounding.

(13)   Supplemental Cash Flow Information:
       -----------------------------------
       The following is a schedule of net cash provided by operating activities for the years ended December 31, 1996, 1995 and 1994.

                                                                           1996                1995           1994
                                                                           ----                ----           ----
                                                                                         ($ in thousands)
Net income                                                             $     178,660  $     159,536  $      143,997
Adjustments to reconcile net income to net cash provided by
      operating activities:
   Depreciation expense                                                      193,733        158,935         115,175
   Deferred income taxes and other current liabilities                        68,418         52,506          32,381
   Change in operating accounts payable                                       49,020         11,247          21,520
   SFAS 121 noncash charge                                                    17,321              0               0
   Change in operating accounts receivable                                  (46,342)       (22,684)        (20,663)
   Change in other assets                                                   (27,979)        (8,557)          14,054
   HTCC noncash investment income                                           (21,692)              0               0
   Centennial noncash investment income                                      (8,993)       (14,353)        (13,481)
   Allowance for equity funds used during construction                       (8,704)       (10,545)        (11,402)
   Change in accrued taxes and interest                                      (4,997)        (6,923)          13,024
   Other                                                                    (13,264)         19,449        (32,289)
                                                                          -----------    -----------    -----------
        Net cash provided by operating activities                      $     375,181  $     338,611  $      262,316
                                                                          ===========    ===========    ============

       In conjunction with the acquisitions of the ALLTEL Telecommunications Properties, the Company assumed debt of $13,000,000 and $41,447,000, in 1996 and 1995, respectively, at weighted average interest rates of 8.05% and 6.59%, respectively.

(14)   Retirement Plans:
       -----------------
                                  Pension Plan
                                  ------------
       The Company and its subsidiaries have a noncontributory pension plan covering all employees who have met certain service and age requirements. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to fund the plan's net periodic pension cost while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.

       Pension costs for 1996, 1995 and 1994 are comprised of the following components:

                                                      1996         1995             1994
                                                      ----         ----             ----
                                                             ($ in thousands)
Service cost                                   $      7,896  $      6,549  $       5,777
Interest cost on projected benefit obligation        11,309        10,735          8,166
Return on plan assets                               (11,268)      (11,784)        (9,754)
Net amortization and deferral                           488           335            172
                                                  ==========    ==========    ===========
Net pension cost                               $      8,425  $      5,835  $       4,361
                                                  ==========    ==========    ===========


          The following table sets forth the plan's benefit obligations and fair values of plan assets as of December 31, 1996, 1995 and 1994.

                                                            1996             1995            1994
                                                            ----             ----            ----
                                                                       ($ in thousands)
Projected benefit obligation                          $   (151,507)  $    (145,008)  $     (125,943)
                                                         ===========    ============    =============
Accumulated benefit obligation:
   Vested                                             $    (87,089)  $     (86,260)  $      (77,053)
   Non vested                                               (9,886)        (14,107)          (9,133)
                                                         ===========    ============    =============
       Total accumulated benefit obligation           $    (96,975)  $    (100,367)  $      (86,186)
                                                         ===========    ============    =============

Plan assets at fair value                             $    151,100  $      133,700  $       133,964
                                                         ===========    ============    =============

       Assumptions used in the computation of pension costs/ year end benefit obligations were as follows:

                                                        1996             1995              1994
                                                        ----             ----              ----
Discount rate                                        7.5%/ 8.0%        8.25%/ 7.5%         8.0%/ 8.0%
Expected long-term rate of return on plan assets     8.0%/ N/A         8.75%/ N/A          8.5%/ N/A
Rate of increase in compensation levels              4.0%/ 4.0%        4.5 %/ 4.0%         4.5%/ 4.5%

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------

       The Company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. The components of the net periodic postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                    1996        1995          1994
                                                      ----        ----          ----
                                                           ($ in thousands)
Service cost                                     $    1,786  $    2 ,038  $    1,826
Interest   cost   on  the   projected   benefit       3,692        4,023       3,418
obligation
Amortization of transition obligation                 1,038        1,038       1,048
Other                                                 (489)          467         313
                                                   ---------    ---------    --------
Net periodic postretirement benefit cost         $    6,027  $     7,566  $    6,605
                                                   =========    =========    ========

       Of the net periodic postretirement benefit cost presented above, the Company recorded $2,529,000, $2,781,000 and $4,621,000 in 1996, 1995 and
       1994, respectively, as regulatory assets for states whose regulatory commissions to date have not but will likely allow recovery of accrued costs in future rate proceedings. The Company's annual cost includes 20-year prospective recognition of the transition obligation.

       The following table sets forth the plan's benefit obligations and the postretirement benefit liability recognized on the Company's balance sheets at December 31, 1996, 1995 and 1994:

                                                                1996            1995            1994
                                                                ----            ----           ----

                                                                                   ($ in thousands)
Accumulated postretirement benefit obligation:
   Retirees                                                $   (18,990)  $     (19,736)  $    (14,946)
   Fully eligible active plan participants                      (9,049)         (9,964)        (7,158)
   Other active plan participants                              (21,876)        (30,304)       (32,882)
                                                             -----------    ------------    -----------
       Total accumulated postretirement benefit                (49,915)        (60,004)       (54,986)
obligation
Plan assets at fair value                                         3,156             912              0
Unrecognized transition obligation                               16,600          17,638         18,676
Unrecognized prior service cost                                   4,615           3,480          2,932
Unrecognized net (gain) loss                                   (17,570)         (2,961)        (1,914)
                                                             -----------    -----------     -----------
     Net accumulated postretirement benefit obligation     $   (43,114)  $     (40,935)  $    (35,292)
                                                             ===========    ============    ===========

       For purposes of measuring year end benefit obligations, the Company used the same discount rates as were used for the pension plan and a 7% annual rate of increase in the per-capita cost of covered health-care benefits, gradually decreasing to 5% in the year 2040 and remaining at that level thereafter. The effect of a 1% increase in the assumed health-care cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $548,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $4,991,000.

                              401(k) Savings Plans
                              --------------------
       The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions based on qualified employee contributions. Matching contributions were $4,248,000, $3,688,000 and $2,156,000 for 1996, 1995 and 1994,
       respectively.

(15)   Commitments and Contingencies:
       ------------------------------
       The Company has budgeted expenditures for facilities in 1997 of approximately $613,000,000 and certain commitments have been entered into in connection therewith.

       The Company conducts certain of its operations in leased premises and also leases certain equipment and other assets pursuant to operating leases. Terms of the leases, including purchase options and obligations, renewals and maintenance costs, vary by lease.

       Future minimum rental commitments for all long-term noncancellable operating leases are as follows:

                                      Year                         Amount
                                      1997                      $18,197,000
                                      1998                       19,836,000
                                      1999                       14,035,000
                                      2000                       14,183,000
                                      2001                        6,382,000
                                  2002 to 2020                   18,869,000
                                                                 ----------
                                      Total                     $91,502,000


       Total rental expense included in the Company's results of operations for the years ended December 31, 1996, 1995 and 1994 was $13,146,000,
       $6,778,000, and $3,913,000 respectively.

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.