Form 10-Q
period 1997-03-31
CITIZENS UTILITIES CO
filed 1997-05-01
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934
              For the transition period from_________to__________


                        Commission file number 001-11001
                                               ---------

                           CITIZENS UTILITIES COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                               06-0619596
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


            High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                           06905
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code (203) 329-8800
                                                   --------------

                                     NONE
------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                Yes  X     No
                                    ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 29, 1997.

                      Common Stock Series A       156,395,497
                      Common Stock Series B        86,142,262

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                      INDEX




                                                                       Page No.

Part I.  Financial Information

    Consolidated Balance Sheets at March 31, 1997 and December 31, 1996   2

    Consolidated Statements of Income for the Three Months Ended
       March 31, 1997 and 1996                                            3

    Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 1997 and 1996                                            4

    Notes to Financial Statements                                         5

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                              6

Part II.  Other Information                                              12

Signature                                                                13

                                       ~ 1 ~



                                           PART I. FINANCIAL INFORMATION

                                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)


                                                                               March 31, 1997   December 31, 1996
                                                                               --------------   -----------------
ASSETS
------

Current assets:
     Cash                                                                    $         15,724    $       24,230
     Accounts receivable, net                                                         270,285           281,650
     Other                                                                             61,862            63,890
                                                                                 -------------     -------------
        Total current assets                                                          347,871           369,770
                                                                                 -------------     -------------

Property, plant and equipment                                                       4,654,673         4,582,869
Less accumulated depreciation                                                       1,493,044         1,444,817
                                                                                 -------------     -------------
         Net property, plant and equipment                                          3,161,629         3,138,052
                                                                                 -------------     -------------

Investments                                                                           527,973           539,152
Regulatory assets                                                                     174,255           174,196
Deferred debits and other assets                                                      328,625           301,978
                                                                                 -------------     -------------
      Total assets                                                             $      4,540,353    $    4,523,148
                                                                                 =============     =============

LIABILITIES AND EQUITY

Current liabilities:
      Long-term debt due within one year                                      $          8,799    $        3,593
      Accounts payable and current liabilities                                         348,608           405,896
                                                                                 --------------    -------------
          Total current liabilities                                                    357,407           409,489

Deferred income taxes                                                                  354,868           347,975
Customer advances for construction and
       contributions in aid of construction                                            238,717           238,453
Deferred credits and other liabilities                                                 115,634           115,291
Regulatory liabilities                                                                  22,278            22,810
Long-term debt                                                                       1,554,855         1,509,697
                                                                                 -------------     -------------
           Total liabilities                                                         2,643,759         2,643,715
                                                                                 --------------    -------------

Company obligated mandatorily redeemable
       convertible preferred securities*                                               201,250           201,250
                                                                                 --------------      ------------

Shareholders' equity:
       Common stock issued, $.25 par value
           Series A                                                                     39,103            38,811
           Series B                                                                     21,472            20,977
       Additional paid-in capital                                                    1,417,159         1,381,341
       Retained earnings                                                               230,143           244,066
       Unrealized gain on securities
           classified as available for sale                                           (12,533)           (7,012)
                                                                                 --------------      ------------
              Total shareholders' equity                                             1,695,344         1,678,183
                                                                                 --------------      ------------
                    Total liabilities and equity                              $      4,540,353    $    4,523,148
                                                                                 ==============      ============


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership substantially all the assets of which are convertible debentures of the Company.

    The accompanying Notes are an integral part of these Financial Statements.


                                       ~ 2 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands, except per-share amounts)


                                                                                            1997            1996
                                                                                       ------------     ------------

Revenues                                                                            $      372,492   $      329,138
                                                                                       ------------     ------------

Expenses:
     Operating                                                                             253,845          211,116
     Depreciation                                                                           56,566           47,030
                                                                                       ------------    ------------
          Total expenses                                                                   310,411          258,146
                                                                                       ------------    ------------

Income from operations                                                                      62,081           70,992

Other income, net                                                                           12,284           11,047
Interest expense                                                                            27,016           22,003
                                                                                       ------------    ------------

Income before income taxes                                                                  47,349           60,036

Income taxes                                                                                15,627           19,927
                                                                                       ------------    ------------
Income before dividend on convertible preferred securities                                  31,722           40,109

Dividend on convertible preferred securities,
   net of income tax benefit                                                                 1,552            1,253
                                                                                       ------------    ------------
Net income                                                                          $       30,170   $       38,856
                                                                                       ============    ============

Earnings per share of common stock Series A and Series B                            $          .13   $         .16*
                                                                                       ============    ============

Average number of common shares outstanding for the period:
     Series A common stock                                                                 155,826         165,345*
     Series B common stock                                                                  84,898          78,604*
                                                                                       ------------    ------------
Total average number of common shares outstanding                                          240,724         243,949*
                                                                                       ============    ============

Dividend rate declared on common stock:
     Paid in Series A and B shares on Series A and B
          common stock, respectively                                                          1.6%             1.6%
                                                                                       ============    ============


*Adjusted for subsequent stock dividends.


The accompanying Notes are an integral part of these Financial Statements.


                                    ~ 3 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)




                                                                                       1997                1996
                                                                                  ---------------     ----------------

Net cash provided by operating activities                                      $          64,092   $           72,990
                                                                                  ---------------     ----------------

Cash flows used for investing activities:
     Capital expenditures                                                               (89,584)             (51,622)
     Securities purchased                                                               (69,005)             (75,088)
     Securities sold                                                                      61,774               20,132
     Securities matured                                                                    8,126               17,710
     Business acquisitions                                                                     0             (44,200)
     Other                                                                              (17,350)                  304
                                                                                  ---------------     ----------------
Net cash used for investing activities                                                 (106,039)            (132,764)
                                                                                  ---------------     ----------------

Cash flows from financing activities:
     Long-term debt borrowings                                                            46,669               20,548
     Long-term debt principal payments                                                   (1,084)             (15,218)
     Short-term debt repayments                                                                0            (140,650)
     Issuance of  convertible preferred securities                                             0              201,250
     Issuance of common stock                                                                971                1,019
     Common stock buybacks to fund stock dividends                                      (13,088)             (14,477)
     Other                                                                                  (27)                (896)
                                                                                  ---------------     ----------------
Net cash provided from financing activities                                               33,441               51,576
                                                                                  ---------------     ----------------

Change in cash                                                                           (8,506)              (8,198)
Cash at January 1,                                                                        24,230               17,922
                                                                                  ---------------     ----------------
Cash at March 31,                                                              $          15,724   $            9,724
                                                                                  ===============     ================




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

                                        ~ 5 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             ------------------------------------------------------------

     The following information is unaudited and should be read in conjunction with financial statements and footnotes included in this report.

     The  Company  provides  network  access,  local  network,   long  distance,
     directory, and other communication services as well as public services including electric transmission and distribution, natural gas transportation and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. The Company develops and expands its businesses through internal investment, acquisitions and joint ventures in the rapidly evolving telecommunications industry and in traditional public services and related fields.

     (a)  Liquidity and Capital Resources
          -------------------------------

     For the three months ended March 31, 1997, the Company used cash flow from operations and proceeds from net financings to fund capital expenditures. Funds requisitioned from the 1996, 1995, 1994 and 1993 Series Industrial Development Revenue Bond construction fund trust accounts were used to partially pay for construction of utility plant.

     Increasing communications revenue and revenue opportunities require additional expenses and capital expenditures to deploy and support the Company's national distribution network and to establish a strong brand identity. The Company has committed and will continue to commit increased resources to this purpose. Cash flow from operations will most likely continue to reflect increased and accelerated expenses and capital expenditures during 1997 and 1998. This continuing and increasing commitment of capital and human resources to the Company's aggressive expansion plan, designed to take advantage of communications revenue opportunities, may result in a future determination that certain of the Company's existing assets are either unrealizable or should have a shorter useful life. Any such determination would be consistent with the Company's conservative financial management practices.

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at March 31, 1997 as compared to December 31, 1996. The Company has lines of credit with commercial banks under which it may borrow up to $600 million. There were no amounts outstanding under these lines at March 31, 1997.

     The Company has requests for increases in annual revenues pending before regulatory commissions in Arizona and California totaling $5.2 million.


                                       ~ 6 ~

                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


(b)  Results of Operations
     ---------------------

Revenues
--------

Operating  revenues  for the three  months  ended March 31, 1997  increased
$43.4 million, or 13%. The increase was primarily due to increased communications, natural gas and electric revenues.


Communications Revenues
-----------------------

                                        For the three months
                                           ended March 31,
                             -----------------------------------------
                                          ($ in thousands)
                                                            Increase/
                                    1997         1996      (Decrease)
                               ----------   ----------   ------------
Network Access Services        $  105,806   $  100,345           5%
Local Network Services             60,875       55,548          10%
Long Distance Service              25,277        7,684         229%
Directory Service                   7,502        7,116           5%
Other                              10,405       11,059         (6%)
                               ----------   ----------  -----------
                               $  209,865   $  181,752          15%
                               ==========   ==========  ===========



Network Access Services revenues increased $5.5 million, or 5%, over the first quarter of 1996 primarily due to an increase in toll minutes of use and customer growth.

Local Network Services revenues increased $5.3 million, or 10%, over the first quarter of 1996 primarily due to internal access line growth.

Long Distance Services revenues increased $17.6 million, or 229%, over the first quarter of 1996 primarily due to growth in customers and minutes of use.

                                   ~ 7 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Public Services Revenues
------------------------

                                     For the three months
                                        ended March 31,
                         --------------------------------------------
                                       ($ in thousands)
                                                          Increase/
Natural Gas Revenues             1997         1996       (Decrease)
--------------------           --------     --------     ----------
Residential                    $ 60,396     $ 51,416       17%
Commercial                       21,063       17,679       19%
Industrial                        8,290       10,376      (20%)
Municipal                         1,384        1,029       34%
                               --------     --------     ---------
   Total Distribution            91,133       80,500       13%
Transportation                    1,080          993        9%
Other                             2,570        2,290       12%
                               --------     --------     ---------
   Total Natural Gas Revenue   $ 94,783     $ 83,783       13%
                               ========     ========     =========

Residential and commercial distribution revenues increased $9 million, or 17%, and $3.4 million, or 19%, respectively, over the first quarter of 1996 due to rate increases at the Louisiana and Arizona gas divisions in May, 1996 and November, 1996, respectively, customer growth, higher consumption due to cooler weather conditions in Arizona and Colorado and higher gas costs passed on to customers, partially offset by lower consumption due to warmer weather conditions in Louisiana.

Industrial distribution revenue decreased by $2.1 million, or 20%, compared to the prior year quarter primarily due to lower consumption.

Municipal distribution revenues increased $355,000, or 34%, compared to the prior year quarter primarily due to a rate increase in November, 1996, customer growth and higher consumption due to cooler weather conditions in Arizona.

                                     ~ 8 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                             For the three months
                                                ended March 31,
                                 -------------------------------------------
                                                ($ in thousands)
                                                            Increase/
Electric Revenues                 1997         1996        (Decrease)
-----------------               --------     --------      ----------
Residential                     $ 20,654     $ 18,675          11%
Commercial                        13,437       12,598           7%
Industrial                        10,848       10,209           6%
Municipal                          1,966        1,821           8%
                                --------     --------      ----------
    Total Distribution            46,905       43,303           8%
Transmission                         545          626         (13%)
Other                                452          (51)        986%
                                --------     --------      ----------
    Total Electric Revenues     $ 47,902     $ 43,878           9%
                                ========     ========      ==========


Residential and commercial distribution revenues increased $2 million, or 11%, and $839,000, or 7%, respectively, compared to the prior year quarter primarily due to a rate increase in Hawaii in August, 1996, customer growth and increased consumption due to cooler weather conditions in Arizona, partially offset by lower consumption in Hawaii due to warmer weather conditions.

Industrial and municipal distribution revenues increased $639,000, or 6%, and $145,000, or 8%, respectively, compared to the prior year quarter primarily due to a rate increase in Hawaii in August, 1996 and higher consumption in Arizona.


                                              For the three months
                                                 ended March 31,
                                    ------------------------------------------
                                                ($ in thousands)
                                                                   Increase
Water and Wastewater Revenues              1997         1996      (Decrease)
-----------------------------          ----------   ---------    ----------
Residential distribution               $  16,238    $  15,950         2%
Commercial distribution                    2,719        2,803        (3%)
Industrial distribution                      209          117        79%
Other                                        776          855        (9%)
                                       ----------   ---------    ----------
  Total Water and Wastewater Revenues  $  19,942    $  19,725         1%
                                       ==========   =========    ==========


Water and wastewater revenues are essentially the same as the prior year quarter.


                                  ~ 9 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                    EXPENSES
                                    --------

                                                  For the three months
                                                     ended March 31,
                                         ------------------------------------
                                                  ($ in thousands)
                                                                   Increase/
                                             1997        1996     (Decrease)
                                          ---------   ---------    ---------
Natural gas purchased                     $  58,569   $  48,201       22%
Depreciation                                 56,566      47,030       20%
Network expenses                             29,094       7,779      274%
Taxes other than income                      24,312      22,082       10%
Electric energy and fuel oil purchased       22,190      20,160       10%
Sales and marketing                          14,134       5,336      165%
Other operating expenses                    105,546     107,558       (2%)
                                          ---------   ----------   ---------
                                          $ 310,411   $ 258,146       20%
                                          =========   ==========   =========

Natural gas purchased increased $10.4 million, or 22%, compared to the prior year quarter primarily due to higher supplier prices partially offset by decreased purchases due to lower consumption in Louisiana.

Depreciation expense increased $9.5 million, or 20%, compared to the prior year quarter primarily due to an increase in property, plant and equipment.

Network expenses increased $21.3 million, or 274%, compared to the prior year quarter primarily due to the deployment and support of Citizen's Communications national distribution network.

Taxes other than income increased $2.2 million, or 10%, compared to the prior year quarter primarily due to higher payroll and property taxes.

Electric energy and fuel oil purchased increased $2 million, or 10%, compared to the prior year quarter primarily due to higher supplier costs in Hawaii and increased purchases to satisfy higher consumption.

Sales and marketing increased $8.8 million, or 165%, compared to the prior year quarter primarily due to an increased level of sales and marketing activity including the deployment of a Citizens Communications branding initiative.

Other operating expenses decreased $2 million, or 2%, compared to the prior year quarter primarily due to a decrease in public service operating and maintenance expense due to administrative efficiencies.


                                   ~ 10 ~

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                   OTHER INCOME/INTEREST EXPENSE/INCOME TAXES
                   ------------------------------------------

                                                 For the three months
                                                    ended March 31,
                                          -----------------------------------
                                                   ($ in thousands)
                                                                   Increase/
                                             1997       1996      (Decrease)
                                          --------    --------    ----------
Investment  income                        $  9,714    $  8,629        13%
Other                                        2,570       2,418         6%
                                         ---------    --------    ----------
   Total other income                     $ 12,284    $ 11,047        11%
                                         =========    ========    ==========

The increase in investment income for the 1997 first quarter as compared with the 1996 first quarter is primarily due to an increase in investments.


                                                For the three months
                                                    ended March 31,
                                       ---------------------------------------
                                                   ($ in thousands)
                                                                   Increase/
                                          1997          1996      (Decrease)
                                       ---------     ---------     ----------
Interest expense                       $  27,016     $  22,003        23%

Interest expense increased $5.0 million, or 23%, compared to the prior year quarter primarily due to the issuance of $300 million of debentures in 1996.

                                                 For the three months
                                                    ended March 31,
                                       ---------------------------------------
                                                   ($ in thousands)
                                                                    Increase/
                                           1997         1996       (Decrease)
                                       ---------     --------      ----------
Income taxes                           $  15,627     $ 19,927        (22%)

Income taxes decreased $4.3 million, or 22%, compared to the prior year quarter primarily due to lower taxable income.

                       NET INCOME AND EARNINGS PER SHARE
                       ---------------------------------

                                               For the three months
                                                  ended March 31,
                                       ---------------------------------------
                                                 ($ in thousands)
                                                                  Increase/
                                         1997          1996      (Decrease)
                                       --------     ---------    ----------
Net Income                             $ 30,170     $  38,856       (22%)
Earnings  Per Share                    $    .13     $     .16       (19%)


Net income decreased $8.7 million, or 22%, from the prior year quarter primarily due to increased sales, marketing, network and operational systems support expenses partially offset by increased revenues associated with the Company's communications operations. Earnings per share decreased $.03, or 19%, primarily due to a decrease in net income partially offset by a decrease in shares outstanding resulting from the Company's stock buyback program.

                                   ~ 11 ~

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


 Item 1.   Legal Proceedings
           -----------------

     In November 1995, the Company's electric operation in Vermont was permitted an 8.5% rate increase. Subsequently the Vermont Public Service Board has called into question the level of rates awarded in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont, and a former Citizens employee seeking penalties and other relief. The major issues in this proceeding commenced on September 1, 1995 and involve proper classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management ("DSM") program. In addition, the DPS believes that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. Hearings commenced in November 1996 and should conclude by the end of the first half of 1997. The final outcome of the various allegations is to be decided by the Vermont Public Service Board and such decision is expected by June 1997. Although the Company believes that there will not be a material effect on the Company's financial condition or results of operations as a result of this proceeding and the practices complained of have been rectified, it is possible that the decision of the Vermont Public Service Board could be unfavorable to the Company. The Company has provided a reserve of approximately $800,000 at December 31, 1996 for the potential effects of this proceeding.

     In January 1997, the Company's Illinois subsidiary was served with a complaint in an action commenced by the Illinois Attorney General. The complaint alleges violations of National Pollution Discharge Elimination System permits issued to three wastewater treatment plants, acquired in mid 1994 through a merger with Metro Utility Company, as well as related allegations. The majority of the alleged violations predate the Company's acquisition of the plants, one of which has been taken out of service to foster regionalization. The Company filed its answer denying the allegations of the complaint and raised the affirmative defense of failure of the State to comply with certain provisions of the Illinois Environmental Protection Act. The Company has engaged in settlement negotiations with the State and believes that the matter will be settled. The cost of the settlement is expected to be less than $100,000. The Company has contractual rights of indemnification from the former shareholders of Metro Utility Company and expects to recover any settlement cost in full.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     The Company filed on Form 8-K dated January 16, 1997, under Item 5, "Other Events," and Item 7, "Exhibits," announcing that the Company entered into a definitive agreement to purchase all of the outstanding stock of Gasco, Inc. The Company filed on Form 8-K dated March 31, 1997, under Item 7 "Exhibits", a press release issued March 16, 1997 that announced 1996 earnings.



                                        ~ 12 ~

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




                                       CITIZENS UTILITIES COMPANY
                                       --------------------------
                                       (Registrant)


May 1, 1997                            By:  /s/Livingston E. Ross
                                            ---------------------
                                            Livingston E. Ross
                                            Vice President and Controller




                                      ~ 13 ~