Form 10-Q
period 1997-06-30
CITIZENS UTILITIES CO
filed 1997-08-07
CIK 20520

CITIZENS UTILITIES COMPANY

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 001-11001
                                               ---------

                            CITIZENS UTILITIES COMPANY
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           Delaware                                   06-0619596
-------------------------------------      -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


        High Ridge Park
         P.O. Box 3801
      Stamford, Connecticut                               06905
-------------------------------------      -----------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code (203) 329-8800
                                                   ---------------------------



                                      NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  Yes  X     No
                                      ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1997.

                    Common Stock Series A       154,545,915
                    Common Stock Series B        90,895,428

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                   Page No.
                                                                   --------

Part I.  Financial Information

Consolidated Balance Sheets at June 30, 1997 and
  December 31, 1996                                                   2

Consolidated Statements of Income for the Three Months Ended
  June 30, 1997 and 1996                                              3

Consolidated Statements of Income for the Six Months Ended
  June 30, 1997 and 1996                                              4

Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1997 and 1996                                              5

Notes to Financial Statements                                         6

Management's Discussion and Analysis of Financial Condition and
  Results of  Operations                                              7


Part II.  Other Information                                          16


Signature                                                            18

                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                              June 30, 1997   December 31, 1996
                                              -------------   -----------------
ASSETS
------

Current assets:
    Cash                                       $      17,865    $    24,230
    Accounts receivable, net                         240,826        281,650
       Other                                          53,896         63,890
                                               -------------    -----------
       Total current assets                          312,587        369,770
                                               -------------    -----------

Property, plant and equipment                      4,815,702      4,582,869
Less accumulated depreciation                      1,537,330      1,444,817
                                               -------------    -----------
Property, plant and equipment                      3,278,372      3,138,052
                                               -------------    -----------

Investments                                          443,663        539,152
Regulatory assets                                    158,218        174,196
Deferred debits and other assets                     246,755        301,978
                                               -------------    -----------
           Total assets                          $ 4,439,595    $ 4,523,148
                                               =============    ===========

LIABILITIES AND EQUITY
----------------------

Current liabilities:
    Long-term debt due within one year           $     8,700    $     3,593
    Accounts payable and current liabilities         336,075        405,896
                                                ------------    -----------
           Total current liabilities                 344,775        409,489
                                                ------------    -----------

Deferred income taxes                                373,224        347,975
Customer advances for construction and
    contributions in aid of construction             240,597        238,453
Deferred credits                                     132,385        115,291
Regulatory liabilities                                21,600         22,810
Long-term debt                                     1,557,155      1,509,697
                                               -------------   ------------
           Total liabilities                       2,669,736      2,643,715
                                               -------------   ------------

Company obligated mandatorily redeemable
    convertible preferred securities  *              201,250        201,250
                                               -------------   ------------

Shareholders' equity:
    Common stock issued, $.25 par value
       Series A                                       38,656         38,811
       Series B                                       22,625         20,977
     Additional paid-in capital                    1,447,261      1,381,341
     Retained earnings                                65,934        244,066
     Unrealized loss on securities classified
         as available for sale                        (5,867)        (7,012)
                                                ------------    -----------
           Total shareholders' equity              1,568,609      1,678,183
                                                ------------    -----------

           Total liabilities and shareholders'
           equity                                $ 4,439,595    $ 4,523,148
                                                ============    ===========

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands, except per-share amounts)


                                                                                          1997            1996

                                                                                    -------------     --------------

Revenues                                                                         $     306,141     $        318,128
                                                                                    -------------     --------------

Expenses:
    Operating                                                                          406,249              196,845
    Depreciation                                                                        58,013               47,200
                                                                                    -------------     --------------
       Total expenses                                                                  464,262              244,045
                                                                                    -------------     --------------

Income (loss) from operations                                                         (158,121)              74,083

Other income, net                                                                        6,841               17,776
Interest expense                                                                        28,694               22,645
                                                                                    -------------     --------------

Income (loss) before income taxes and dividends on
       convertible preferred securities                                               (179,974)              69,214

Income taxes (benefit)                                                                 (57,949)              21,584
                                                                                    -------------     --------------
Income (loss) before dividends on convertible preferred securities                    (122,025)              47,630

Dividends on convertible preferred securities,
    net of income tax benefit                                                            1,552                1,379
                                                                                    -------------     --------------

       Net income (loss)                                                         $    (123,577)    $         46,251
                                                                                    =============     ==============



Earnings (loss) per share of common stock Series A and B                         $        (.51)    $            .19*
                                                                                    =============     ==============

Average number of Series A and B common shares
       outstanding for the period                                                      243,708              246,676*
                                                                                    =============     ==============

Dividend rate declared on Series A and B common
    stock paid in Series A and B shares, respectively                                   1.60 %               1.60 %
                                                                                    =============     ==============



*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands, except per-share amounts)



                                                                                     1997                1996
                                                                                 --------------      --------------

Revenues                                                                      $      678,633      $        647,265
                                                                                 --------------      --------------

Expenses:
       Operating                                                                     660,094               407,962
       Depreciation                                                                  114,579                94,229
                                                                                 --------------      --------------
           Total expenses                                                            774,673               502,191
                                                                                 --------------       -------------

Income (loss) from operations                                                        (96,040)              145,074

Other income, net                                                                     19,125                28,823
Interest expense                                                                      55,710                44,647
                                                                                 --------------      --------------

Income (loss) before income taxes and dividends on
    convertible preferred securities                                                (132,625)              129,250

Income taxes (benefit)                                                               (42,322)               41,511
                                                                                 --------------      --------------
Income (loss) before dividends on convertible preferred securities                   (90,303)               87,739

Dividends on convertible preferred securities,
    net of income tax benefit                                                          3,104                 2,632
                                                                                 --------------      --------------

       Net income (loss)                                                      $      (93,407)     $         85,107
                                                                                 ==============      ==============



Earnings (loss) per share of common stock Series A and B                      $         (.39)     $            .35 *
                                                                                 ==============      ==============

Average number of Series A and B common shares
     outstanding for the period                                                      242,133               245,225 *
                                                                                 ==============      ==============

Compounded dividend rate declared on Series A and B
     common stock paid in Series A and B shares, respectively                          3.23%                 3.23%
                                                                                 ==============      ==============



*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In thousands)




                                                                                       1997                1996
                                                                                  ---------------     ----------------

    Net cash provided by operating activities                                  $      101,555      $       149,813
                                                                                  ---------------     ----------------

    Cash flows used for investing activities:
           Capital expenditures                                                      (268,458)            (143,605)
           Securities purchased                                                      (102,807)            (175,489)
           Securities sold                                                            183,656               33,837
           Securities matured                                                          16,282               22,639
           Business acquisitions                                                            0              (84,303)
           Other                                                                       39,878              (16,807)
                                                                                  ---------------     ----------------
    Net cash used for investing activities                                           (131,449)            (363,728)
                                                                                  ---------------     ----------------

    Cash flows from financing activities:
           Long-term debt borrowings                                                   50,598              284,273
           Long-term debt principal payments                                           (2,018)             (99,021)
           Short-term debt repayments                                                       0             (140,650)
           Issuance of convertible preferred securities                                     0              201,250
           Issuance of common stock                                                     3,476                3,622
           Common stock buybacks to fund stock dividends                              (28,867)             (29,708)
           Other                                                                          340                3,233
                                                                                  ---------------     ----------------
    Net cash provided from financing activities                                        23,529              222,999
                                                                                  ---------------     ----------------

    Change in cash                                                                     (6,365)               9,084
    Cash at January 1,                                                                 24,230               17,922
                                                                                  ---------------     ----------------
    Cash at June 30,                                                           $       17,865      $        27,006
                                                                                  ===============     ================







    The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

(1)      Basis of Presentation:
         ---------------------
         The unaudited consolidated financial statements include the accounts of Citizens Utilities Company and its subsidiaries (the "Company") and have been prepared in conformity with Generally Accepted Accounting Principles. The consolidated financial statements include all adjustments, which consist of normal recurring accruals and the second quarter charges to earnings discussed in Note 4, necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year.

(2)      Earnings (loss) Per Share:
         -------------------------
         Earnings (loss) per share is based on the average number of outstanding shares adjusted for subsequent stock dividends. The effect on earnings
         (loss) per share of the exercise of options is immaterial for 1996 and antidilutive for 1997.

(3)      Regulatory Accounting:
         ---------------------
         In accordance with applicable regulatory systems of account, an allowance for funds used during construction is included in the cost of additions to property, plant and equipment and is allowed in rate base for rate making purposes. The allowance is not a cash item. The amount relating to equity is included in Other income, net and the amount relating to borrowings is offset against Interest expense.

(4)      Second Quarter, 1997 Charges to Earnings:
         ----------------------------------------
         In the second quarter of 1997, the Company recorded approximately $197.3 million of charges to earnings. These charges are related to the following:

                    Curtailment of certain long distance service operations                        $ 34,600,000
                    Benefit plan curtailments and related regulatory assets                          36,900,000
                    Telecommunications information systems and software                              63,800,000
                    Regulatory commission orders                                                     45,000,000
                    Other                                                                            17,000,000
                                                                                                     ----------
                             Total                                                                 $197,300,000


         Curtailment of certain long distance service operations includes expenses and costs related to a reduction in workforce, the curtailment of sales and marketing initiatives and network lease terminations, as well as, an additional reserve for uncollectable accounts receivable.

         Benefit plan curtailments and related regulatory assets includes expenses and costs associated with the curtailment of certain employee benefits and related regulatory assets no longer deemed recoverable as a result of the benefit plan curtailment and the current regulatory environment.

         Telecommunications information systems and software includes costs deemed no longer recoverable in the current regulatory environment.

         Regulatory commission orders include expenses and costs associated with recent orders issued by the Vermont, New York and Arizona public utilities commissions.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

This current report on Form 10-Q contains forward-looking statements relating to future expenses, capital expenditures, revenues, charges and earnings. These statements may differ from actual future results due to, but not limited to, the actual effects of the second quarter charges to earnings, the reduction in capital expenditures and other actions described herein, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in marketing and selling expenditures and efforts, weather conditions, changes in legal and regulatory policy and the mix of products and services offered in the Company's target markets. Readers may wish to consider these important factors in evaluating any statements contained herein. The following information is unaudited and should be read in conjunction with the financial statements and related footnotes included in this report.

The Company provides network access, local network, long distance, directory and other communication services as well as public services including electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. The Company develops and expands its businesses through internal investment, acquisitions and joint ventures in the rapidly evolving telecommunications industry and in traditional public services and related fields.

(a) Liquidity and Capital Resources
    -------------------------------

For the six months ended June 30, 1997, the Company used cash flow from operations and proceeds from net financings to fund capital expenditures and the Company's stock buyback program. Funds requisitioned from Industrial Development Revenue Bond construction fund trust accounts were used to partially pay for construction of utility plant.

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at June 30, 1997 as compared to December 31, 1996. The Company has lines of credit with commercial banks under which it may borrow up to $600 million. There were no amounts outstanding under these lines at June 30, 1997.

During May, 1997, the Company arranged for the issuances of approximately $31 million of Industrial Development Revenue Bonds and Environmental Facility Revenue Bonds with an initial interest rate of 4.15% and an ultimate maturity of May 1, 2032. Proceeds from the issuances will be used to fund construction of the Company's electric facilities and related equipment in Mohave and Navajo Counties in Arizona and for wastewater collection and treatment facilities and other pollution control purposes in the state of Illinois. In addition, Citizens Utilities Company of California, a subsidiary of the Company, under a Department of Water Resources Loan, was advanced approximately $1.5 million. Such funds bear a fixed interest rate of 2.42% and a maturity date of July 1, 2027. Proceeds from the issuance will be used to fund construction of treatment facilities to meet the requirements of the State of California's Safe Drinking Water Bond Law of 1988.

During the second quarter, the Company received increases in annual revenues from regulatory commissions in Arizona and California totaling $1.2 million.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


The Company has been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace and to become a full service communications provider to an expanded base of customers. This strategy included the initiation and expansion of long distance service which, in combination with other enhanced service offerings, would enable the Company to offer customers an integrated package of products and services. This strategy also included expansion activities of the Company's competitive local exchange subsidiary, Electric Lightwave, Inc. ("ELI") and continued expansion activities for its local exchange carrier business. Late in 1996, the Company began the transition of its long distance network primarily to fixed cost leases in order to achieve the lowest cost of providing long distance service in anticipation of its long distance service customer base expanding. The Company's customer base expansion plan was focused on its local exchange franchised service territories, markets adjacent to these local exchange franchised service territories and customers of affiliated companies. In addition, the Company implemented a brand recognition program and established a supporting sales and marketing organization to increase the Company's communications market share. The increase in revenues resulting from this communications expansion strategy, though significant, was less than planned, especially for its long distance service operations. As a result, the Company's long distance service operations generated higher than expected first and second quarter 1997 losses which had an adverse impact on Company earnings and cash flow.

In light of this continuing impact on earnings and cash flow, management re-evaluated its communications growth strategy. It was decided that the Company would concentrate its communications expansion efforts on the further development and growth of ELI and its local exchange carrier business and curtail expansion of the Company's long distance service operations in adjacent markets. These decisions are expected to provide operating expense savings in the future; and in addition, the Company has reduced its 1997 capital expenditure program overall by $175 million. Expected operating expense savings will come from reductions in workforce and benefits, consolidation of call center operations, closure of sales offices, reduction of sales and marketing activities and reconfiguration of the Company's network cost structure from fixed to variable through new carrier contracts and network redesign. The Company's 1997 capital expenditure program has been reduced as follows:


                                                        1997              1997              1997
                                                      Original           Revised           Budget
                  Sector                               Budget            Budget         Reduction
                  ------                            -----------        -----------      ---------
                                                                    ($ in thousands)

                  Communications                      $463,000           $322,000         $141,000
                  Public Services:
                       Natural gas                      43,000             37,000            6,000
                       Electric                         25,000             22,000            3,000
                       Water and wastewater             36,000             27,000            9,000
                  General                               46,000             30,000           16,000
                                                     ---------        -----------        ---------
                                                      $613,000           $438,000         $175,000
                                                      ========           ========         ========


The Communications sector capital expenditure budget was reduced by $141 million primarily resulting from a reconsideration of expenditure levels due to recent Federal Communications Commission ("FCC") orders. The Public Services sector capital expenditure budget was reduced by $18 million to better match the timing of expenditures with expected regulatory relief. The general capital expenditure budget was reduced by $16 million primarily due to the elimination of the cost of a corporate aircraft which was to support the Company's communications expansion strategy, particularly its long distance service expansion to adjacent markets.

In connection with the re-evaluation of the Company's communications growth strategy, the Company recorded $34.6 million of charges to earnings in the second quarter relating to the curtailment of certain long distance service operations. These charges include expenses and costs associated with the
Communications  sector  workforce  reductions,  the  curtailment  of  sales  and marketing initiatives and the termination of fixed cost network leases associated with the reconfiguration of the Company's network cost structure from fixed to variable, as well as, an additional reserve for uncollectible accounts receivable.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


After reviewing its employee benefit plans to determine if such plans were competitive with those provided in the industry, the Company decided to curtail certain of its employee benefit plans. This decision required a reassessment of the recoverability of certain related regulatory assets that were expected to be recovered in rates in the Company's current regulatory environment. The curtailment decision and assessment of recoverability required the Company to record a second quarter charge to earnings of approximately $36.9 million.

Additionally, between 1993 and 1996, the Company completed acquisitions of over 620,000 telephone access lines from GTE Corp. ("GTE") and ALLTEL Corporation ("ALLTEL"). In connection with these acquisitions, the Company entered into transition services agreements with both GTE and ALLTEL to provide for customer care and billing services. These agreements resulted in the Company using numerous additional customer care and billing systems to serve its twelve-state telecommunications operation. In order to realize economies of scale and improve customer service, the Company, in 1994, decided to consolidate these customer care and billing systems. Through a strategic partnership, the Company, in 1995, began developing software and building new customer care and billing systems that would be used for all of the Company's local exchange telephone properties. As of June 30, 1997, the Company's Tennessee and New York local exchange telephone properties were using these customer care and billing systems. After reviewing the costs to develop this software and build these systems and the incremental billing and customer care requirements placed on local exchange companies by the Telecommunications Act of 1996 and subsequent FCC orders, the Company determined that it was not probable that all of the costs would be recoverable in the Company's rates. As a result, the Company recorded a $63.8 million charge to second quarter earnings.

During the second quarter 1997, the public utility commissions in the states of Vermont, New York and Arizona issued orders which required the Company to record $45 million of charges to earnings. These orders affected the Company's electric, communications and water properties. More specifically, the Vermont order required refunds to customers and deemed certain regulatory assets no longer recoverable. The New York order required the Company to record an expense and liability for amounts paid by ratepayers to GTE to fund postretirement benefits prior to Citizens' acquisition of its New York local exchange properties from GTE. The Arizona order disallowed recovery of certain property, plant and equipment.

New Accounting Pronouncement:
----------------------------

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 supersedes APB Opinion No.15, "Earnings Per Share" and establishes new standards for computing and presenting earnings per share ("EPS"). The effect of SFAS 128 on the Company's EPS has not been calculated, however, it is expected that the new standards under SFAS 128 will not have a material effect.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


(b)    Results of Operations
       ---------------------

Revenues
--------

Operating revenues for the three months ended June 30, 1997 decreased $12 million, or 4%, primarily due to decreased communications, natural gas and electric revenues. Operating revenues for the six months ended June 30, 1997 increased $31.4 million, or 5%, primarily due to increased communications, natural gas and water and wastewater revenues.

Communications revenues
-----------------------

                                           For the three months                                 For the six months
                                              ended June 30,                                      ended June 30,
                                 ------------------------------------------        ---------------------------------------------
                                            ($ in thousands)                                     ($ in thousands)
                                                               Increase/                                           Increase/
                                   1997           1996         (Decrease)              1997            1996        (Decrease)
                                 ----------     ----------    -------------         -----------     -----------    -------------
Network access services       $    102,069   $    107,044         (5%)          $      207,875   $     207,389           0%
Local network services              62,705         59,790          5%                  123,580         115,338           7%
Long distance services              10,883         11,144         (2%)                  36,160          18,828          92%
Directory services                   8,066          7,693          5%                   15,568          14,809           5%
Other                               15,682         15,578          1%                   26,087          26,637          (2%)
                                 ----------     ----------    -------------        ------------     -----------    -------------
     Total                    $    199,405   $    201,249         (1%)          $      409,270   $     383,001           7%
                                 ==========     ==========    =============        ============     ===========    =============

Network access services revenues for the second quarter decreased $5 million, or 5%,and were flat for the six months ended June 30, 1997 as compared with the prior year primarily due to a shift from network access revenues to long distance service revenues resulting from a reduction in network access revenues received from other long distance service companies as the Company captures in-territory long distance service market share and revenues from these other long distance service companies, partially offset by increased revenue as a result of the acquisition of Conference-Call USA ("Conference-Call") in December, 1996.

Local network services revenues for the second quarter increased $2.9 million, or 5%, as compared with the prior year primarily due to internal access line growth and the acquisition of Conference-Call. Local network services revenues for the six months ended June 30, 1997 increased $8.2 million, or 7%, as compared with the prior year primarily due to the acquisitions of Citizens Telecommunications Company of Nevada ("Nevada") in March, 1996 and Conference-Call and internal access line growth.

Long distance services revenues for the second quarter decreased $.3 million, or 2%, as compared with the prior year primarily due to the curtailment of long distance service operations in adjacent markets and a second quarter charge of approximately $14.2 million to provide an additional reserve for uncollectible accounts receivable due to the curtailment of long distance service operations in adjacent markets, partially offset by growth in customers and minutes of use. Long distance services revenues for the six months ended June 30, 1997 increased $17.3 million, or 92%, as compared with the prior year primarily due to growth in customers and minutes of use, partially offset by the curtailment of long distance service operations in adjacent markets and a second quarter charge to provide an additional reserve for uncollectible accounts receivable due to the curtailment of long distance operations in adjacent markets.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Public services revenues
------------------------

                                         For the three months                              For the six months
                                            ended June 30,                                   ended June 30,
                                ----------------------------------------        ------------------------------------------
                                          ($ in thousands)                                  ($ in thousands)
                                                            Increase/                                          Increase/
Natural gas revenues              1997          1996        (Decrease)             1997           1996         (Decrease)

                                ---------     ---------    -------------        -----------    -----------     -----------
Residential                  $    23,829   $    25,484          (6%)         $      84,225  $      76,900          10%
Commercial                         9,704        10,072          (4%)                30,767         27,751          11%
Industrial                         6,008         9,669         (38%)                14,298         20,045         (29%)
Municipal                            660           440          50%                  2,044          1,469          39%
                                ---------     ---------    -------------        -----------    -----------     -----------
   Total distribution             40,201        45,665         (12%)               131,334        126,165           4%
Transportation                       302           305          (1%)                 1,382          1,298           6%
Other                              2,211         2,306          (4%)                 4,781          4,596           4%
                                ---------     ---------    -------------        -----------    -----------     -----------
   Total                     $    42,714   $    48,276         (12%)         $     137,497  $     132,059           4%
                                =========     =========    =============        ===========    ===========     ===========

Residential and commercial distribution revenues for the second quarter decreased $1.7 million, or 6%, and $.4 million, or 4%, respectively, as compared with the prior year primarily due to lower consumption and lower gas prices in Louisiana, partially offset by rate increases granted in Louisiana and Arizona in May, 1996 and November, 1996, respectively. Residential and commercial distribution revenues for the six months ended June 30, 1997 increased $7.3 million, or 10%, and $3 million, or 11%, respectively, as compared with the prior year primarily due to the rate increases granted in Louisiana and Arizona and higher consumption due to cooler weather conditions in 1997 in Arizona.

Industrial distribution revenues for the second quarter decreased $3.7 million, or 38%, as compared with the prior year primarily due to lower consumption and lower gas prices. Industrial distribution revenues for the six months ended June 30, 1997 decreased $5.7 million, or 29%, as compared to the prior year primarily due to lower consumption, partially offset by the rate increases granted in Louisiana and Arizona.

Municipal distribution revenues for the second quarter and the six months ended June 30, 1997, increased $.2 million, or 50%, and $.6 million, or 39%, respectively, as compared with the prior year periods primarily due to the rate increases granted in Louisiana and Arizona.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                         For the three months                             For the six months
                                            ended June 30,                                  ended June 30,
                                ---------------------------------------        -----------------------------------------
                                         ($ in thousands)                                  ($ in thousands)
                                                            Increase/                                        Increase/
Electric revenues                 1997         1996        (Decrease)            1997          1996         (Decrease)
-----------------
                                ---------    ---------    -------------        ----------     --------      ------------
Residential                  $    15,856  $    17,876          (11%)        $     36,510  $    36,551           0%
Commercial                        12,618       13,539           (7%)              26,055       26,137           0%
Industrial                         9,438       10,884          (13%)              20,286       21,093          (4%)
Municipal                          1,775        2,107          (16%)               3,741        3,928          (5%)
                                ---------    ---------     ------------        ----------     --------     -------------
   Total distribution             39,687       44,406          (11%)              86,592       87,709          (1%)
Transportation                       766          659           16%                1,311        1,285           2%
Other                              1,477        1,875          (21%)                1,929        1,823           6%
                                ---------    ---------     ------------        ----------     --------     -------------
       Total                 $    41,930  $    46,940          (11%)        $     89,832  $    90,817          (1%)
                                =========    =========     ============        ==========     ========     =============

Residential and commercial distribution revenues for the second quarter decreased $2 million, or 11%, and $.9 million, or 7%, respectively, as compared with the prior year primarily due to a second quarter charge to reflect a Vermont public utility commission order requiring refunds to customers of approximately $5 million, partially offset by a rate increase granted in Hawaii in August, 1996 and increased customers and consumption per customer in Arizona.

Industrial distribution revenues for the second quarter and six months ended June 30, 1997 decreased $1.4 million, or 13%, and $.8 million, or 4%, respectively, as compared with prior year periods primarily due to a second quarter charge to reflect a Vermont public utility commission order requiring refunds to customers of approximately $1.3 million.

Municipal distribution revenues for the second quarter and six months ended June 30, 1997 decreased $.3 million, or 16%, and $.2 million, or 5%, respectively, as compared with the prior year periods, primarily due to a second quarter charge to reflect a Vermont public utility commission order requiring refunds to customers of approximately $.3 million.

                                              For the three months                             For the six months
                                                  ended June 30,                                  ended June 30,
                                      ---------------------------------------        -----------------------------------------
                                              ($ in thousands)                                   ($ in thousands)
                                                                  Increase/                                       Increase/
Water and wastewater revenues          1997          1996        (Decrease)            1997           1996        (Decrease)
-----------------------------
                                      --------     ----------    ------------        ----------     ---------     -----------
Residential distribution          $    17,623  $      17,827        (1%)          $      33,861  $     33,777         0%
Commercial distribution                 3,379          3,192         6%                   6,098         5,995         2%
Industrial distribution                   224            218         3%                     433           335        29%
Other                                     866            426       103%                   1,642         1,281        28%
                                      --------     ----------    ------------        -----------    ----------    ------------
   Total                          $    22,092  $      21,663         2%           $      42,034  $     41,388         2%
                                      ========     ==========    ============        ===========    ==========    ============

Water and wastewater revenues for the second quarter and six months ended June 30, 1997 are comparable with prior year periods.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Expenses
--------

                                           For the three months                                 For the six months
                                              ended June 30,                                     ended June 30,
                                 ------------------------------------------         ------------------------------------------
                                            ($ in thousands)                                    ($ in thousands)
                                                               Increase/                                           Increase/
                                   1997           1996         (Decrease)             1997           1996         (Decrease)
                                 ----------     ----------    -------------         ----------     ----------     ------------
Natural gas purchased         $     19,610  $      26,911         (27%)          $     78,179   $     75,112           4%
Depreciation                        58,013         47,200          23%                114,579         94,229          22%
Network expenses                    39,232         14,360         173%                 68,326         22,139         209%
Taxes other than income             23,603         20,625          14%                 47,915         42,706          12%
Electric energy and
   fuel oil purchased               22,980         23,707          (3%)                45,170         43,867           3%
Sales and marketing                 25,190         12,212         106%                 39,324         17,548         124%
Other operating expenses           275,634         99,030         178%                381,180        206,590          85%
                                 ----------     ----------    -------------         ----------     ----------     ------------
     Total                    $    464,262  $     244,045          90%           $    774,673   $    502,191          54%
                                 ==========     ==========    =============         ==========     ==========     ============

Natural gas purchased for the second quarter decreased $7.3 million, or 27%, as compared with the prior year primarily due to lower prices and lower consumption in Louisiana, partially offset by higher prices and higher consumption in Arizona.

Depreciation expense for the second quarter and the six months ended June 30, 1997 increased $10.8 million, or 23%, and $20.4 million, or 22%, respectively, as compared with the prior year periods primarily due to increased property, plant and equipment.

Network expenses for the second quarter and six months ended June 30, 1997 increased $24.9 million, or 173%, and $46.2 million, or 209%, respectively, as compared with the prior year periods primarily due to higher long distance network access costs and a second quarter charge of approximately $11.1 million related to fixed cost lease terminations as a result of the curtailment of certain long distance service operations.

Taxes other than income for the second quarter and the six months ended June 30, 1997 increased $3 million, or 14%, and $5.2 million, or 12%, respectively, as compared with the prior year periods primarily due to increased payroll, property and franchise taxes as a result of the acquisitions of Nevada in March, 1996 and Conference-Call in December, 1996.

Sales and  marketing  expenses for the second  quarter and six months ended June
30, 1997 increased $13 million, or 106%, and $21.8 million, or 124%, respectively, as compared with the prior year periods primarily due to the Citizens Communications' branding initiative and a second quarter charge of approximately $8.6 million as a result of the curtailment of certain long distance service operations.

Other operating expenses for the second quarter and six months ended June 30, 1997, increased $176.6 million, or 178%, and $174.6 million, or 85%, respectively, as compared with the prior year periods primarily due to second quarter charges of approximately $150.6 million, which includes approximately $.7 million related to the curtailment of certain long distance service operations, approximately $36.9 million related to benefit plan curtailments and related regulatory assets, approximately $63.8 million related to telecommunications information systems and software, approximately $32.2 million related to regulatory commission orders in New York, Vermont and Arizona and approximately $17 million related to other.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Other income, net/Interest expense/Income taxes
-----------------------------------------------

                                         For the three months                               For the six months
                                            ended June 30,                                    ended June 30,
                                ---------------------------------------          ------------------------------------------
                                         ($ in thousands)                                    ($ in thousands)
                                                            Increase/                                           Increase/
                                  1997          1996        (Decrease)             1997             1996       (Decrease)
                                ----------    ---------     -----------          ----------       ---------    ------------
Investment income           $     8,569    $    13,853         (38%)          $     18,284     $    22,482         (19%)
Other                            (1,728)         3,923        (144%)                   841           6,341         (87%)
                                ----------    ---------     -----------          ----------       ---------    ------------
    Total                   $     6,841    $    17,776         (62%)          $     19,125     $    28,823         (34%)
                                ==========    =========     ===========          ==========       =========    ============

Investment income for the second quarter and six months ended June 30, 1997 decreased $5.3 million, or 38%, and $4.2 million, or 19%, respectively, as compared with the prior year periods primarily due to income earned in 1996 for financial support provided to Hungarian Telephone and Cable Corporation.

Other income for the second quarter and six months ended June 30, 1997 decreased $5.7 million, or 144%, and $5.5 million, or 87%, respectively, as compared with the prior year periods primarily due to a second quarter charge of approximately $4.5 million related to an Arizona public utility commission order disallowing recovery of certain amounts of the equity component of the Allowance for Funds Used During Construction ("AFUDC").

                                           For the three months                               For the six months
                                              ended June 30,                                   ended June 30,
                                 -----------------------------------------        ------------------------------------------
                                           ($ in thousands)                                    ($ in thousands)
                                                              Increase/                                          Increase/
                                   1997          1996         (Decrease)            1997            1996         (Decrease)
                                 ---------     ----------    -------------        ----------      ----------     -----------
Interest expense              $    28,694  $      22,645         27%           $     55,710  $       44,647         25%

Interest expense for the second quarter and six months ended June 30, 1997 increased $6.0 million, or 27%, and $11.1 million, or 25%, respectively, as compared with the prior year periods primarily due to the issuance of debentures in June and December, 1996 and a second quarter charge of approximately $1.7 million related to an Arizona public utility commission order disallowing recovery of certain amounts of the interest component of AFUDC.

                                          For the three months                                For the six months
                                             ended June 30,                                     ended June 30,
                              ---------------------------------------------         ----------------------------------------
                                          ($ in thousands)                                     ($ in thousands)
                                                               Increase/                                         Increase/
                                 1997            1996          (Decrease)             1997           1996       (Decrease)
                              ------------   -------------    -------------         ----------     ---------    ------------
Income taxes               $     (57,949)  $       21,584        (368%)          $   (42,322)  $     41,511       (202%)

Income taxes for the second quarter and six months ended June 30, 1997 decreased $79.5 million, or 368%, and $83.8 million, or 202%, respectively, as compared with the prior year periods primarily due to the tax benefit associated with the second quarter charges to earnings. The effective annual tax rate (benefit) for each period is approximately 32%.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Net income/Earnings per share
-----------------------------

                                            For the three months                                 For the six months
                                               ended June 30,                                      ended June 30,
                                 --------------------------------------------         ------------------------------------------
                                             ($ in thousands)                                     ($ in thousands)

                                                                 Increase/                                           Increase/
                                     1997           1996         (Decrease)             1997            1996        (Decrease)
                                 -------------    ----------    -------------         ----------     -----------    ------------
Net income (loss)             $     (123,577)  $     46,251        (367%)          $   (93,407)  $       85,107       (210%)
Earnings (loss) per share     $         (.51)  $        .19        (368%)          $      (.39)  $          .35       (211%)



Net income for the second quarter and six months ended June 30, 1997 decreased $169.8 million, or 367%, and $178.5 million, or 210%, respectively, as compared with the prior year periods primarily due to approximately $197.3 million of pre-tax charges recorded in the second quarter of 1997. Absent such charges, net income for the second quarter and six months ended June 30, 1997 would have decreased $34.7 million, or 75% , and $43.4 million, or 51%, respectively, as compared with the prior year periods primarily related to increased network, sales and marketing and other operating expenses related to the Company's expansion of its communications activities.

Earnings per share for the second quarter and six months ended June 30, 1997 decreased $.70, or 368%, and $.74, or 211%, respectively, as compared with the prior year periods primarily due to the approximately $197.3 million of pre-tax second quarter charges, partially offset by a decrease in shares outstanding resulting from the Company's stock buyback program. Absent such charges, earnings per share would have decreased $.14, or 74%, and $.18, or 51%, for the second quarter and six months ended June 30, 1997, respectively, as compared with the prior year periods primarily due to increased network, sales and marketing and operating expenses related to the Company's expansion of its communications activities.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (the "Board") called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management ("DSM") program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the Board ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the Board. The Company estimates that the future annual effect of the rate reduction ordered by the Board is approximately $3.9 million and that its refund obligation is approximately $6.6 million. The Company plans to make the refund to its customers, by September, 1997, by issuing a credit to the utility bills of each customer. In addition, the Board assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five (5) years. The Company has filed a motion for clarification and reconsideration with the Board.

In January 1997, the Company's Illinois subsidiary was served with a complaint in an action commenced by the Illinois Attorney General (the "State"). The complaint alleges violations of National Pollution Discharge Elimination System permits issued to three wastewater treatment plants, acquired in mid-1994 through a merger with Metro Utility Company ("Metro"), as well as related allegations. The majority of the alleged violations predate the Company's acquisition of the plants, one of which has been taken out of service to foster regionalization. The Company filed its answer denying the allegations of the complaint and raised the affirmative defense of failure of the State to comply with certain provisions of the Illinois Environmental Protection Act. The Company has completed settlement negotiations with the State and believes that a settlement will be executed in the near future. The cost of the settlement is expected to be less than $70,000. The Company has contractual rights of indemnification from the former shareholders of Metro and expects to recover any settlement cost in full.

On June 30, 1997, Electric Lightwave Inc. ("ELI"), a subsidiary of the Company, filed a lawsuit in the U.S. District Court in Seattle, Washington, against US West Communications, Inc. ("US West") alleging that US West is illegally blocking local telephone service competition. The lawsuit charges US West with violating federal and state antitrust laws, as well as various federal and state regulatory statutes, by failing to provide adequate interconnection services and facilities to enable ELI to provide quality services to its customers. ELI is seeking an unspecified amount of damages to be determined by a jury. In addition, ELI is seeking an injunction to prohibit US West from discriminating against ELI and its customers when it provides interconnection facilities and equipment.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

(a) The Registrant held its 1997 Annual Meeting of the Stockholders on May 22, 1997.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

     The stockholders voted to elect all nominees as directors. Directors elected along with their respective percentage of total outstanding shares voted in the affirmative were: N.I. Botwinik(78%), A.I. Fleischman(79%), J.C. Goodale(79%),S. Harfenist(79%), A.N. Heine (79%), E.A.Rickless (79%), J.L.Schroeder(79%), R.D. Siff(79%), R.A. Stanger(79%), C.H. Symington, Jr. (79%), E.Tornberg(79%), C. Tow (77%) and L. Tow (78%). Stockholders voted only 5% of outstanding shares in the negative for one or more of the nominees.

     The stockholders voted 68% of total outstanding shares in the affirmative for the approval of the Amendment to Non-Employee Directors' Deferred Fee Equity Plan. Stockholders voted only 14% of the outstanding shares against the approval of the plan.

     The stockholders voted 73% of total outstanding shares in the affirmative for the approval of the Amendment to the 1992 Employee Stock Purchase Plan. Stockholders voted only 9% of the outstanding shares against the approval of the plan.

     The stockholders voted 74% of total outstanding shares in the affirmative for the approval of the Amendment to the Citizens Utilities Company 1996 Equity Incentive Plan. Stockholders voted only 8% of the outstanding shares against the approval of the plan.



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

(a)      The following exhibits are filed as part of this report:

  Exhibit No.   Description
  10.6.2        Amendment dated May 22, 1997, to the Non-Employee Directors'
                Deferred Fee Equity Plan.
  10.18         Amendment dated May 22, 1997, to the 1992 Employee Stock
                Purchase Plan.
  10.21         Amendment dated May 22, 1997, to the 1996 Equity Incentive Plan.


(b) On May 1, 1997, the Company filed Form 8-K dated March 31, 1997, under Item 7, "Exhibits," announcing first quarter ended March 31, 1997 earnings and earnings per share. On May 2, 1997, the Company filed on Form 8-K/A dated March 31, 1997, under Item 7, "Exhibits," Chairman's Letter to Shareholders regarding first quarter 1997 results. On July 11, 1997, the Company filed on Form 8-K, dated the same date, under Item 5, "Other Events," and Item 7, "Exhibits," announcing actions to be taken by the Company to improve earnings and slow the pace of its telecommunications expansion; and that it would be taking a second quarter charge to earnings.

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




                                            CITIZENS UTILITIES COMPANY
                                            --------------------------
                                            (Registrant)


Date:  August 7, 1997                         By:   /s/ Livingston E. Ross
                                                  ----------------------
                                                  Livingston E. Ross
                                                  Vice President and Controller
                                       18