Form 10-Q
period 1997-09-30
CITIZENS UTILITIES CO
filed 1997-11-14
CIK 20520

CITIZENS UTILITIES COMPANY

                                             FORM 10-Q


                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                              OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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


           Delaware                                   06-0619596
  ----------------------------------      -------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


          High Ridge Park
           P.O. Box 3801
        Stamford, Connecticut                           06905
 ---------------------------------------     ----------------------------------
 (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code  (203) 614-8800
                                                   ----------------



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

                            Yes  X     No
                                ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 7, 1997.

                    Common Stock 247,011,409
                                 -----------

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                                     Page No.
                                                                                                     --------




Part I.  Financial Information

    Consolidated Balance Sheets at September 30, 1997 and December 31, 1996                              2

    Consolidated Statements of Income for the Three Months Ended
       September 30, 1997 and 1996                                                                       3

    Consolidated Statements of Income (Loss) for the Nine Months Ended
       September 30, 1997 and 1996                                                                       4

    Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1997 and 1996                                                                       5

    Notes to Consolidated Financial Statements                                                           6

    Management's Discussion and Analysis of Financial Condition and
           Results of  Operations                                                                        8


Part II.  Other Information                                                                              19


Signature                                                                                                20

                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                   September 30,     December 31,
                                                                                       1997              1996
                                                                                   -------------     ------------
ASSETS
------

Current assets:
    Cash                                                                       $       26,682   $       24,230
    Accounts receivable, net                                                          239,288          281,650
    Other                                                                              68,661           63,890
                                                                                 -------------    --------------
       Total current assets                                                           334,631          369,770
                                                                                 -------------    --------------

Property, plant and equipment                                                       4,927,372        4,582,869
Less accumulated depreciation                                                       1,590,606        1,444,817
                                                                                 -------------    --------------
       Net property, plant and equipment                                            3,336,766        3,138,052
                                                                                 -------------    --------------

Investments                                                                           422,631          539,152
Regulatory assets                                                                     158,061          174,196
Deferred debits and other assets                                                      250,081          301,978
                                                                                 -------------    --------------
           Total assets                                                        $    4,502,170   $    4,523,148
                                                                                 =============    ==============

LIABILITIES AND EQUITY
----------------------

Current liabilities:
    Long-term debt due within one year                                        $        8,579    $        3,593
    Accounts payable and current liabilities                                         318,515           405,896
                                                                                 --------------    --------------
           Total current liabilities                                                 327,094           409,489
                                                                                 --------------    --------------

Deferred income taxes                                                                380,848           347,975
Customer advances for construction and
    contributions in aid of construction                                             242,093           238,453
Deferred credits                                                                     147,250           115,291
Regulatory liabilities                                                                21,651            22,810
Long-term debt                                                                     1,585,361         1,509,697
                                                                                 --------------    --------------
           Total liabilities                                                       2,704,297         2,643,715
                                                                                 --------------    --------------

Company obligated mandatorily redeemable
    convertible preferred securities  *                                              201,250           201,250
                                                                                 --------------    --------------

Shareholders' equity:
    Common Stock issued, $.25 par value                                               61,680            59,788
    Additional paid-in capital                                                     1,463,539         1,381,341
    Retained earnings                                                                 64,938           244,066
    Unrealized gain (loss) on securities classified
      as available for sale                                                            6,466            (7,012)
                                                                                 --------------    --------------
           Total shareholders' equity                                              1,596,623         1,678,183
                                                                                 --------------    --------------

           Total liabilities and shareholders' equity                         $    4,502,170    $    4,523,148
                                                                                 ==============    ==============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (In thousands, except per-share amounts)

                                                                                        1997              1996
                                                                                    -------------     --------------

Revenues                                                                         $     336,118     $        319,959
                                                                                    -------------     --------------

Expenses:
   Operating                                                                           226,329              199,491
   Depreciation                                                                         58,352               46,246
                                                                                    -------------     --------------
       Total expenses                                                                  284,681              245,737
                                                                                    -------------     --------------

Income from operations                                                                  51,437               74,222

Other income, net                                                                       10,921               17,420
Interest expense                                                                        25,648               22,366
                                                                                    -------------     --------------

Income before income taxes and dividends on
       convertible preferred securities                                                 36,710               69,276

Income taxes                                                                            12,109               21,680
                                                                                    -------------     --------------
Income before dividends on convertible preferred securities                             24,601               47,596

Dividends on convertible preferred securities,
    net of income tax benefit                                                            1,553                1,564
                                                                                    -------------     --------------

       Net income                                                                $      23,048     $         46,032
                                                                                    =============     ==============



Earnings per share of Common Stock                                               $         .09     $            .19   *
                                                                                    =============     ==============

Average number of  common shares outstanding for
    the period                                                                         245,919              248,063   *
                                                                                    =============     ==============

Dividend rate declared on Common Stock, paid in shares of
    Common Stock.                                                                        1.0 %                1.6 %
                                                                                    =============     ==============



*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                    (In thousands, except per-share amounts)


                                                                                     1997                1996
                                                                                 --------------      --------------


Revenues                                                                      $    1,014,751      $        967,224
                                                                                 --------------      --------------

Expenses:
       Operating                                                                     886,423               607,454
       Depreciation                                                                  172,931               140,475
                                                                                 --------------      --------------
           Total expenses                                                          1,059,354               747,929
                                                                                 --------------      --------------

Income (loss) from operations                                                        (44,603)              219,295

Other income, net                                                                     30,046                46,243
Interest expense                                                                      81,358                67,012
                                                                                 --------------      --------------

Income (loss) before income taxes and dividends on
    convertible preferred securities                                                 (95,915)              198,526

Income taxes (benefit)                                                               (30,213)               63,191
                                                                                 --------------      --------------
Income (loss) before dividends on convertible preferred securities                   (65,702)              135,335

Dividends on convertible preferred securities,
    net of income tax benefit                                                          4,657                 4,196
                                                                                 --------------      --------------

       Net income (loss)                                                      $      (70,359)     $        131,139
                                                                                 ==============      ==============



Earnings (loss) per share of Common Stock                                     $         (.29)     $            .53     *
                                                                                 ==============      ==============

Average number of common shares outstanding for
    the period                                                                       242,935               245,352     *
                                                                                 ==============      ==============

Compounded dividend rate declared on Common Stock,
     paid in shares of Common Stock.                                                   4.26%                 4.88%
                                                                                 ==============      ==============



*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (In thousands)



                                                                                       1997                1996
                                                                                  ---------------     ----------------

    Net cash provided by operating activities                                  $       175,173     $       210,967
                                                                                  ---------------     ----------------

    Cash flows used for investing activities:
           Capital expenditures                                                       (382,466)           (225,215)
           Securities purchased                                                       (206,758)           (195,430)
           Securities sold                                                             324,837              72,700
           Securities matured                                                           20,433              29,446
           Business acquisitions                                                            --             (89,564)
           Other                                                                        33,476             (27,800)
                                                                                  ---------------     ----------------
    Net cash used for investing activities                                            (210,478)           (435,863)
                                                                                  ---------------     ----------------

    Cash flows from financing activities:
           Long-term debt borrowings                                                    78,619             209,508
           Long-term debt principal payments                                            (2,494)             (3,538)
           Short-term debt repayments                                                       --            (140,650)
           Issuance of convertible preferred securities                                     --             201,250
           Issuance of common stock                                                      3,514               9,761
           Common stock buybacks to fund stock dividends                               (41,791)            (50,535)
           Other                                                                           (91)             (2,390)
                                                                                  ---------------     ----------------
    Net cash provided from financing activities                                         37,757             223,406
                                                                                  ---------------     ----------------

    Change in cash                                                                       2,452              (1,490)
    Cash at January 1,                                                                  24,230              17,922
                                                                                  ---------------     ----------------
    Cash at September 30,                                                      $        26,682     $        16,432
                                                                                  ===============     ================







   The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation:
         ----------------------
         The unaudited consolidated financial statements include the accounts of Citizens Utilities Company and its subsidiaries (the "Company") and have been prepared in conformity with Generally Accepted Accounting Principles. The consolidated financial statements include all adjustments, which consist of normal recurring accruals and the second quarter charges to earnings discussed in Note 4, necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year.

(2)      Earnings (loss) Per Share:
         --------------------------
         On August 25, 1997, the Company converted its shares of Series A Common Stock into Series B Common Stock at a ratio of one share of Series B Common Stock for each share of Series A Common Stock. This conversion had no effect on earnings per share. Earnings (loss) per share is based on the average number of outstanding shares adjusted for subsequent stock dividends. The effect on earnings (loss) per share of the exercise of options is immaterial for 1996 and antidilutive for 1997.

(3)      Regulatory Accounting:
         ----------------------
         In accordance with applicable regulatory systems of account, an allowance for funds used during construction is included in the cost of additions to property, plant and equipment and is allowed in rate base for rate making purposes. The allowance is not a cash item. The amount relating to equity is included in Other income, net and the amount relating to borrowings is offset against Interest expense.

(4)      Second Quarter, 1997 Charges to Earnings:
         -----------------------------------------
         In the second quarter of 1997, the Company recorded approximately $197.3 million of charges to earnings (See Management's Discussion and Analysis). These charges are related to the following:

             Curtailment of certain long distance service operations                        $ 34,600,000
             Benefit plan curtailments and related regulatory assets                          36,900,000
             Telecommunications information systems and software                              63,800,000
             Regulatory commission orders                                                     45,000,000
             Other                                                                            17,000,000
                                                                                            ------------
                    Total                                                                   $197,300,000
                                                                                            ============

         Curtailment of certain long distance service operations includes expenses and costs related to a reduction in workforce, the curtailment of sales and marketing initiatives and network lease terminations, as well as an additional reserve for uncollectable accounts receivable.

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

         Regulatory commission orders include expenses and costs associated with orders issued by the Vermont, New York and Arizona public utilities commissions.

         Other includes expenses related to accounting policy changes and other adjustments in preparation for the initial public offering for Electric Lightwave, Inc. ("ELI"), a wholly-owned subsidiary of the Company (see note 5).

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)      Initial Public Offering:
         ------------------------
         In October, 1997, ELI filed a registration statement with the Securities and Exchange Commission for approximately $207 million of Class A Common Stock, representing approximately a 20% ownership interest. The issuance of these securities is expected to be completed during the fourth quarter of 1997. ELI intends to use the net proceeds to fund its operating and capital expenditure requirements.

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

The Company provides network access, local network, long distance, paging, cellular and other communications services as well as public services including electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. The Company develops and expands its businesses through internal investment, acquisitions and joint ventures in the rapidly evolving telecommunications industry and in traditional public services and related fields.

(a)      Liquidity and Capital Resources
         -------------------------------
For the nine months ended September 30, 1997, the Company used cash flow from operations and proceeds from net financings to fund capital expenditures and the Company's common stock buyback program. Funds requisitioned from Industrial Development Revenue Bond construction fund trust accounts were used to partially pay for construction of utility plant.

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. Although working capital is not considered to be an indicator of the Company's liquidity, the Company experienced an increase in its working capital at September 30, 1997 as compared to December 31, 1996 primarily due to a decrease in accounts payable and current liabilities. The Company has lines of credit with commercial banks under which it may borrow up to $600 million. There were no amounts outstanding under these lines at September 30, 1997.

During May, 1997, the Company arranged for the issuances of approximately $31 million of Industrial Development Revenue Bonds and Environmental Facility Revenue Bonds with an initial interest rate of 4.15% and an ultimate maturity of May 1, 2032. Proceeds from the issuances will be used to fund construction of the Company's electric facilities and related equipment in Mohave County, Arizona, the Company's gas facilities and related equipment in Navajo County, Arizona and water and wastewater treatment facilities in the Company's service areas in Illinois. In addition, Citizens Utilities Company of California, a subsidiary of the Company, under a Department of Water Resources Loan, was advanced approximately $1.6 million. Such funds bear a fixed interest rate of 2.42% and a maturity date of July 1, 2027. Proceeds from the loan will be used to fund construction of water treatment facilities in California.

During July, 1997, Citizens Utilities Rural Company, Inc. ("Rural"), a subsidiary of the Company, under its Rural Telephone Bank Loan Contract, was advanced $4,002,000 at an initial interest rate of 6.125% and ultimate maturity date of December 31, 2027. Proceeds from the loan will be used to finance the construction of Rural`s telecommunication systems.

During August, 1997, the Company remarketed approximately $30 million of Series 1985 Industrial Development Revenue Bonds at a weighted average interest rate of 4.75% for a ten year period ending August 1, 2007. The bonds ultimately mature in 2015, 2020 and 2025.

During September, 1997, the Company remarketed approximately $40 million of Series 1985 and Series 1988 Industrial Development Revenue Bonds at an initial weighted average interest rate of 3.83%. The bonds have final maturities in 2020, 2022, 2026, and 2028.

During September, 1997, the Company arranged for the composite issuance of approximately $18 million of Industrial Development Revenue Bonds with an initial interest rate of 4.20% and an ultimate maturity of September 1, 2032. Proceeds from the composite issuance will be used to fund construction of the Company's gas facilities in the city of Flagstaff, Arizona and Navajo County, Arizona.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

In October, 1997, Electric Lightwave, Inc. ("ELI") arranged for a commitment for a five-year $400 million revolving credit facility. The Company will guarantee all of ELI's obligations under the credit facility.

During 1997, the Company received increases in annual revenues from regulatory commissions in Arizona and California totaling $1.2 million. The Company has additional requests for increases in annual revenues pending before regulatory commissions in Arizona and California totaling $3.4 million.

The Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace and to become a full service communications provider to an expanded base of customers. This strategy included the initiation and expansion of long distance service which, in combination with other enhanced service offerings, would enable the Company to offer customers an integrated package of products and services. This strategy also included expansion activities of the Company's competitive local exchange subsidiary, ELI and continued expansion activities for its local exchange carrier business. Late in 1996, the Company began the transition of its long distance network primarily to fixed cost leases in order to achieve the lowest cost of providing long distance service in anticipation of its long distance service customer base expanding. The Company's customer base expansion plan was focused on its local exchange franchised service territories, markets adjacent to these local exchange franchised service territories and customers of affiliated companies. In addition, the Company implemented a brand recognition program and established a supporting sales and marketing organization to increase the Company's communications market share. The increase in revenues resulting from this communications expansion strategy, though significant, was less than planned, especially for its long distance service operations. As a result, the Company's long distance service operations generated higher than expected first and second quarter 1997 losses which had an adverse impact on Company earnings and cash flow.

In light of this continuing impact on earnings and cash flow, management re-evaluated its communications growth strategy. It was decided that the Company
would   concentrate  its   communications   expansion  efforts  on  the  further
development and growth of ELI and its local exchange carrier business and curtail expansion of the Company's long distance service operations in adjacent markets. These decisions have begun to provide operating expense savings and are expected to generate additional savings in the future. In addition, the Company has reduced its 1997 capital expenditure program overall by $175 million. Expected operating expense savings have and will continue to come from reductions in workforce and benefits, consolidation of call center operations, closure of sales offices, reduction of sales and marketing activities and reconfiguration of the Company's network cost structure from fixed to variable through new carrier contracts and network redesign. The Company's 1997 capital expenditure program has been reduced as follows:

                                                               1997                 1997                 1997
                                                             Original             Revised               Budget
Sector                                                        Budget               Budget              Reduction
------                                                   -----------------     ----------------     ----------------
                                                                              ($ in thousands)
Communications                                       $            313,000  $           240,000   $         (73,000)
Electric Lightwave                                                150,000               82,000             (68,000)
Public Services:
     Natural gas                                                   43,000               37,000              (6,000)
     Electric                                                      25,000               22,000              (3,000)
     Water and wastewater                                          36,000               27,000              (9,000)
General                                                            46,000               30,000             (16,000)
                                                         -----------------     ----------------     ----------------
                                                     $            613,000  $           438,000   $        (175,000)
                                                         =================     ================     ================

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


In connection with the re-evaluation of the Company's communications growth strategy, the Company recorded $34.6 million of charges to earnings in the second quarter relating to the curtailment of certain long distance service operations. These charges include expenses and costs associated with the
Communications sector workforce reductions,   the  curtailment  of  sales  and
marketing initiatives and the termination of fixed cost network leases associated with the reconfiguration of the Company's network cost structure from fixed to variable, as well as an additional reserve for uncollectible accounts receivable.

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

In October, 1997, the Company announced that the New York Public Service Commission approved the acquisition of Ogden Telephone Company ("Ogden"). The Company agreed to acquire the Common Stock of Ogden in a stock for stock transaction valued at approximately $23 million.

In October,  1997, the Company  purchased all of the  outstanding  stock of
Gasco,  Inc.  ("Gasco")  for  approximately   $100  million.   Gasco  is  a  gas
distribution company serving approximately 70,000 customers throughout Hawaii.

In October, 1997, ELI filed a registration statement with the Securities and Exchange Commission for approximately $207 million of Class A Common Stock, representing approximately a 20% ownership interest. The issuance of these securities is expected to be completed during the fourth quarter of 1997.
ELI intends to use the net proceeds to fund its operating and capital expenditure requirements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

In November,  1997, the Company  announced that it entered into an agreement
with  D&E  Communications,   Inc.  ("D&E"),  a  full-service  telecommunications
company, in which the Company will purchase between 1 million and 1.3 million newly issued shares, representing approximately 14% to 18% of D&E Common Stock. The purchase price per share will be in the range of $20 to $25 per share. This transaction is subject to satisfaction of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act and certain other conditions.

New Accounting Pronouncement:
-----------------------------

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," ("EPS") which is effective for periods ending after December 15, 1997. SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share" and establishes new standards for computing and presenting EPS. The effect of SFAS 128 on the Company's EPS has not been calculated, however, it is expected that the new standards under SFAS 128 will not have a material effect.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


 (b)  Results of Operations
      ---------------------

Revenues
--------

Operating revenues for the three and nine months ended September 30, 1997 increased $16.2 million, or 5%, and $47.5 million, or 5%, respectively, as compared with the prior year periods primarily due to increased communications and public services revenues.

Communications revenues

                                           For the three months                                For the nine months
                                            ended September 30,                                ended September 30,
                                 ------------------------------------------        ---------------------------------------------
                                            ($ in thousands)                                     ($ in thousands)
                                                               Increase/                                             Increase/
Telecommunications revenues        1997           1996        (Decrease)             1997             1996          (Decrease)
---------------------------      ----------    -----------   -------------        -------------    ------------    -------------
Network access services       $     94,969   $     93,751          1%           $      282,687   $     289,790          (2)%
Local network services              63,366         58,421          8%                  185,154         173,033           7%
Long distance services              27,635         22,954         20%                   63,041          41,696          51%
Directory services                   8,721          7,471         17%                   24,289          22,280           9%
Other                               10,485         14,662        (28)%                  35,866          40,951         (12)%
                                 ----------     ----------    -------------        ------------     -----------    -------------
     Total                    $    205,176   $    197,259          4%           $      591,037   $     567,750           4%
                                 ==========     ==========    =============        ============     ===========    =============

Network access services revenues for the three months ended September 30, 1997 increased $1.2 million, or 1%, as compared with the prior year primarily due to the acquisition of Conference-Call USA ("Conference-Call") in December, 1996. Network access services revenues for the nine months ended September 30, 1997 decreased $7.1 million, or 2%, as compared with the prior year primarily due to a shift from network access revenues to long distance service revenues resulting from a reduction in network access revenues received from other long distance service companies as the Company captures in-territory long distance service market share and revenues from these other long distance service companies. Both the three months and nine months ended September 30, 1997 were negatively impacted by an interstate switched access rate reduction which became effective July 1, 1997.

Local network services revenues for the three months ended September 30, 1997 increased $4.9 million, or 8%, as compared with the prior year primarily due to internal access line growth and the acquisition of Conference-Call. Local network services revenues for the nine months ended September 30, 1997 increased $12.1 million, or 7%, as compared with the prior year primarily due to the acquisitions of Citizens Telecommunications Company of Nevada ("Nevada") in March, 1996 and Conference-Call and internal access line growth.

Long distance services revenues for the three months ended September 30, 1997 increased $4.7 million, or 20%, as compared with the prior year primarily due to growth in customers and increased minutes of use. Long distance services revenues for the nine months ended September 30, 1997 increased $21.3 million, or 51%, as compared with the prior year primarily due to growth in customers and increased minutes of use, partially offset by a second quarter charge of approximately $14.2 million to provide an additional reserve for uncollectible accounts receivable due to the curtailment of long distance service operations in adjacent markets.

Directory services revenues for the three months ended September 30, 1997 increased $1.3 million, or 17%, as compared with the prior year primarily due to the acquisition of Conference-Call. Directory services revenues for the nine months ended September 30, 1997 increased $2 million, or 9%, respectively, as compared with the prior year primarily due to the acquisition of Nevada and Conference-Call.

Other revenues for the three and nine months ended September 30, 1997 decreased $4.2 million, or 28%, and $5.1 million, or 12%, respectively, as compared with the prior year periods primarily due to a rate decrease in a contract for billing and collections services in Arizona.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                             For the three months                              For the nine months
                                             ended September 30,                               ended September 30,
                                   -----------------------------------------      ----------------------------------------------
                                            ($ in thousands)                                    ($ in thousands)
                                                                 Increase/                                         Increase/
Electric Lightwave revenues          1997           1996        (Decrease)           1997             1996        (Decrease)
---------------------------        ----------     ----------    ------------      ------------     -----------    --------------
Network access services       $       8,997   $     5,525             63%        $    23,195     $    14,858          56%
Local network services                2,015           639            215%              4,410           1,461         202%
Long distance services                2,404         4,728           (49)%              6,089           6,310         (4)%
Other                                 2,684           673            299%              5,815           1,446         302%
                                   ----------     ----------    ------------      ------------     -----------    --------------
     Total                    $      16,100   $    11,565             39%        $    39,509    $     24,075          64%
                                   ==========     ==========    ============      ============     ===========    ==============

Network access services revenues for the three and nine months ended September 30, 1997 increased $3.5 million, or 63%, and $8.3 million, or 56%, respectively, as compared with the prior year periods primarily due to increased volume on ELI's Phoenix to Las Vegas long haul route as well as the addition of the Portland to Seattle long haul route in February, 1997.

Local network services revenues for the three months ended September 30, 1997 increased $1.4 million, or 215%, as compared with the prior year primarily due to customer growth and expansion of services. Local network services revenues for the nine months ended September 30, 1997 increased $2.9 million, or 202%, as compared with the prior year primarily due to local switch implementations for new and existing customers in Portland, Salt Lake City, Sacramento and Seattle in the second half of 1996.

Long distance  services  revenues for the three and nine months ended September
30,  1997  decreased  $2.3 million,   or  49%,  and  $.2  million,   or  4%,
respectively, as compared with the prior year periods primarily due to short term contract revenues for prepaid debit card services in 1996.

Other revenues for the three months ended September 30, 1997 increased $2 million, or 299%, as compared with the prior year primarily due to customer growth and expansion of services. Other revenues for the nine months ended September 30, 1997 increased $4.4 million, or 302%, as compared with the prior year primarily due to the introduction of ISDN services and increases in frame relay and internet access services in the second half of 1996.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Public services revenues
------------------------

                                         For the three months                              For the nine months
                                          ended September 30,                              ended September 30,
                                ----------------------------------------        ------------------------------------------
                                          ($ in thousands)                                  ($ in thousands)
                                                            Increase/                                          Increase/
Natural gas revenues              1997          1996        (Decrease)             1997           1996         (Decrease)
--------------------            ---------     ---------    -------------        -----------    -----------     -----------
Residential                  $    17,450   $    17,498           0%          $     101,675  $      94,398           8%
Commercial                         7,436         7,048           6%                 38,203         34,799          10%
Industrial                         7,573         7,027           8%                 21,871         27,072         (19)%
Municipal                            272           220          24%                  2,316          1,689          37%
                                ---------     ---------    -------------        -----------    -----------     -----------
   Total distribution             32,731        31,793           3%                164,065        157,958           4%
Transportation                       437           394          11%                  1,819          1,692           8%
Other                              2,185         2,239          (2)%                 6,966          6,835           2%
                                ---------     ---------    -------------        -----------    -----------     -----------
   Total                     $    35,353   $    34,426           3%          $     172,850  $     166,485           4%
                                =========     =========    =============        ===========    ===========     ===========

Residential and commercial distribution revenues for the nine months ended September 30, 1997 increased $7.3 million, or 8%, and $3.4 million, or 10%, respectively, as compared with the prior year periods primarily due to the increases granted in Louisiana in May, 1996 and Arizona in November, 1996, higher gas prices and higher consumption due to cooler weather conditions in 1997 in Arizona and Colorado.

Commercial distribution revenues for the three months ended September 30, 1997 increased $.4 million, or 6%, as compared with the prior year primarily due to a rate increase granted in Arizona, higher gas prices and higher consumption due to cooler weather conditions in 1997 in Arizona and Colorado.

Industrial distribution revenues for the three months ended September 30, 1997 increased $.5 million, or 8%, as compared with the prior year primarily due to rate increases granted in Louisiana and Arizona and higher consumption. Industrial distribution revenues for the nine months ended September 30, 1997 decreased $5.2 million, or 19%, as compared to the prior year primarily due to a decrease in customers and lower consumption in Louisiana.

Municipal distribution revenues for the nine months ended September 30, 1997 increased $.6 million, or 37%, as compared with the prior year primarily due to the rate increases granted in Louisiana and Arizona and higher consumption.

Transportation revenues for the nine months ended September 30, 1997 increased $.1 million, or 8%, as compared with the prior year primarily due to rate increases granted in Louisiana and Arizona and higher consumption.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                         For the three months                            For the nine months
                                         ended September 30,                             ended September 30,
                                ---------------------------------------        ----------------------------------------
                                         ($ in thousands)                                 ($ in thousands)
                                                            Increase/                                       Increase/
Electric revenues                 1997         1996        (Decrease)            1997           1996        (Decrease)
-----------------               ---------    ---------    -------------        ----------     ----------    -----------
Residential                  $    23,754  $    23,815            0%         $     60,264  $      60,366         0%
Commercial                        15,841       15,389            3%               41,896         41,526         1%
Industrial                        11,076       11,019            1%               31,362         32,112        (2)%
Municipal                          2,299        2,149            7%                6,040          6,077        (1)%
                                ---------    ---------     ------------        ----------     ----------   ------------
   Total distribution             52,970       52,372            1%              139,562        140,081         0%
Transportation                       709          546           30%                2,020          1,831        10%
Other                              1,303        (268)          586%                3,232          1,555       108%
                                ---------    ---------     ------------        ----------     ----------   ------------
       Total                 $    54,982  $    52,650            4%         $    144,814  $     143,467         1%
                                =========    =========     ============        ==========     ==========   ============

Electric revenues for the three months ended September 30, 1997 increased $2.3 million, or 4%, as compared with the prior year primarily due to increased customers, higher consumption and higher commodity prices in Arizona.

Electric revenues for the nine months ended September 30, 1997 increased $1.3 million, or 1%, as compared with the prior year primarily due to a rate increase granted in Hawaii in August, 1996, increased customers and higher consumption in Arizona, partially offset by a second quarter charge to reflect a Vermont public utility commission order requiring refunds to customers of approximately $6.6 million.



                                               For the three months                            For the nine months
                                               ended September 30,                             ended September 30,
                                      ---------------------------------------        -----------------------------------------
                                              ($ in thousands)                                   ($ in thousands)
                                                                  Increase/                                       Increase/
Water and wastewater revenues          1997          1996        (Decrease)            1997           1996        (Decrease)
-----------------------------         --------     ----------    ------------        ----------     ---------     -----------
Residential distribution          $    19,071  $      19,006         0%           $      52,932  $     52,783         0%
Commercial distribution                 4,259          4,021         6%                  10,357        10,016         3%
Industrial distribution                   296            273         8%                     729           608        20%
Other                                     881            759        16%                   2,523         2,040        24%
                                      --------     ----------    ------------        -----------    ----------    ------------
   Total                          $    24,507  $      24,059         2%           $      66,541  $     65,447         2%
                                      ========     ==========    ============        ===========    ==========    ============

Water and wastewater revenues for the three and nine months ended September 30, 1997 are comparable with prior year periods.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Expenses
--------

                                           For the three months                                 For the nine months
                                            ended September 30,                                ended September 30,
                                 ------------------------------------------         -------------------------------------------
                                            ($ in thousands)                                     ($ in thousands)
                                                               Increase/                                            Increase/
                                   1997           1996         (Decrease)              1997            1996        (Decrease)
                                 ----------     ----------    -------------         ------------     ----------    ------------
Natural gas purchased         $     16,419  $      16,445           0%           $       94,598   $     91,557          3%
Depreciation                        58,352         46,246          26%                  172,931        140,475         23%
Network expenses                    18,937         20,692          (8)%                  87,263         42,831        104%
Taxes other than income             22,645         20,423          11%                   70,560         63,129         12%
Electric energy and
   fuel oil purchased               27,766         26,407           5%                   72,936         70,274          4%
Sales and marketing                  8,948         13,281         (33)%                  45,119         30,829         46%
Other operating expenses           131,614        102,243          29%                  515,947        308,834         67%
                                 ----------     ----------    -------------         ------------     ----------    ------------
     Total                    $    284,681  $     245,737          16%           $    1,059,354   $    747,929         42%
                                 ==========     ==========    =============         ============     ==========    ============

Natural gas purchased expense for the nine months ended September 30, 1997 increased $3 million, or 3%, as compared with the prior year primarily due to higher prices.

Depreciation expense for the three and nine months ended September 30, 1997 increased $12.1 million, or 26%, and $32.5 million, or 23%, respectively, as compared with the prior year periods primarily due to increased property, plant and equipment.

Network expenses for the three months ended September 30, 1997 decreased $1.8 million, or 8%, as compared with the prior year due to lower negotiated rates in 1997. Network expenses for the nine months ended September 30, 1997 increased $44.4 million, or 104%, primarily due to an increase in long distance minutes sold and a second quarter charge of approximately $11.1 million related to lease terminations as a result of the curtailment of certain long distance service operations.

Taxes other than income for the three months ended September 30, 1997 increased $2.2 million, or 11%, as compared with the prior year primarily due to increased payroll, property and franchise taxes as a result of the acquisition of Conference-Call in December, 1996. Taxes other than income for the nine months ended September 30, 1997 increased $7.4 million, or 12%, as compared with the prior year primarily due to increased payroll, property and franchise taxes as a result of the acquisitions of Nevada in March, 1996 and Conference-Call in December, 1996.

Electric energy and fuel oil purchased for the three and nine months ended September 30, 1997 increased $1.4 million, or 5%, and $2.7 million, or 4%, respectively, as compared with the prior year periods primarily due to higher prices.

Sales and marketing expenses for the three months ended September 30, 1997 decreased $4.3 million, or 33%, as compared with the prior year primarily due to a decrease in salaries, wages, commissions and benefits due to a reduction in workforce. Sales and marketing expenses for the nine months ended September 30, 1997 increased $14.3 million, or 46%, as compared with the prior year primarily due to increased costs to support an increased level of service offerings and a second quarter charge of approximately $8.6 million as a result of the curtailment of certain long distance service operations.

Other operating expenses for the three months ended September 30, 1997 increased $29.4 million, or 29%, as compared with the prior year primarily due to increases in personnel and related overhead to support expanded service offerings. Other operating expenses for the nine months ended September 30, 1997 increased $207.1 million, or 67%, as compared with the prior year primarily due to increases in personnel and related overhead to support expanded service offerings and second quarter charges of approximately $150.6 million, which primarily includes approximately $.7 million related to the curtailment of certain long distance service operations, approximately $36.9 million related to benefit plan curtailments and related regulatory assets, approximately $63.8 million related to telecommunications information systems and software, approximately $32.2 million related to regulatory commission orders in New York, Vermont and Arizona and approximately $14.6 million related to accounting policy changes and other adjustments associated with ELI in preparation for its initial public offering.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Other income, net/Interest expense/Income taxes
-----------------------------------------------

                                        For the three months                               For the nine months
                                         ended September 30,                                ended September 30,
                                ---------------------------------------          ------------------------------------------
                                         ($ in thousands)                                    ($ in thousands)
                                                            Increase/                                           Increase/
                                  1997          1996       (Decrease)              1997             1996       (Decrease)
                                ----------    ---------    ------------          ----------       ---------    ------------
Investment income           $     8,038    $     9,582        (16)%           $     26,322     $    32,064         (18)%
Other                             2,883          7,838        (63)%                  3,724          14,179         (74)%
                                ----------    ---------    ------------          ----------       ---------    ------------
    Total                   $    10,921    $    17,420        (37)%           $     30,046     $    46,243         (35)%
                                ==========    =========    ============          ==========       =========    ============

Investment income for the three and nine months ended September 30, 1997 decreased $1.5 million, or 16%, and $5.7 million, or 18%, respectively, as compared with the prior year periods primarily due to income earned in 1996 for financial support provided to Hungarian Telephone and Cable Corporation, partially offset by an increase in the Centennial preferred dividend.

Other income for the three months ended September 30, 1997 decreased $5 million, or 63%, as compared with the prior year primarily due to a decrease in the Allowance for Funds Used During Construction ("AFUDC"). Other income for the nine months ended September 30, 1997 decreased $10.5 million, or 74%, as compared with the prior year primarily due to a second quarter charge of approximately $4.5 million related to an Arizona public utility commission order disallowing recovery of certain amounts of the equity component of the AFUDC, partially offset by the gain on sale of land at the Illinois water property.

                                           For the three months                              For the nine months
                                           ended September 30,                               ended September 30,
                                 -----------------------------------------        ------------------------------------------
                                           ($ in thousands)                                    ($ in thousands)
                                                              Increase/                                          Increase/
                                   1997          1996         (Decrease)            1997            1996         (Decrease)
                                 ---------     ----------    -------------        ----------      ----------     -----------
Interest expense              $    25,648  $      22,366         15%           $     81,358  $       67,012         21%

Interest expense for the three months ended September 30, 1997 increased $3.3 million, or 15%, as compared with the prior year primarily due to the issuance of debentures in December, 1996. Interest expense for the nine months ended
September 30, 1997 increased $14.3 million, or 21%, as compared with the prior year primarily due to the issuance of debentures in June and December, 1996 and a second quarter charge of approximately $1.7 million related to an Arizona public utility commission order disallowing recovery of certain amounts of the interest component of AFUDC.

                                          For the three months                                For the nine months
                                          ended September 30,                                 ended September 30,
                              ---------------------------------------------         ----------------------------------------
                                          ($ in thousands)                                     ($ in thousands)
                                                               Increase/                                         Increase/
                                 1997            1996          (Decrease)             1997           1996       (Decrease)
                              ------------   -------------    -------------         ----------     ---------    ------------
Income taxes               $       12,109  $       21,680        (44)%           $   (30,213)  $     63,191       (148)%

Income taxes for the three months ended September 30, 1997 decreased $9.6 million, or 44%, as compared with the prior year primarily due to lower taxable income. Income taxes for the nine months ended September 30, 1997 decreased $93.4 million, or 148%, as compared with the prior year primarily due to the tax benefit associated with the second quarter charges to earnings.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Net income (loss)/Earnings (loss) per share
-------------------------------------------

                                            For the three months                                 For the nine months
                                             ended September 30,                                 ended September 30,
                                 --------------------------------------------         ------------------------------------------
                                             ($ in thousands)                                     ($ in thousands)
                                                                 Increase/                                           Increase/
                                     1997           1996         (Decrease)             1997            1996        (Decrease)
                                 -------------    ----------    -------------         ----------     -----------    ------------
Net income (loss)             $        23,048  $     46,032        (50)%           $   (70,359)  $      131,139       (154)%
Earnings (loss) per share     $           .09  $        .19        (53)%           $      (.29)  $          .53       (155)%



Net income for the three months ended September 30, 1997 decreased $23 million, or 50%, as compared with the prior year primarily due to increased operating and depreciation expenses. Net income for the nine months ended September 30, 1997 decreased $201.5 million, or 154%, as compared with the prior year primarily due to approximately $197.3 million of pre-tax charges recorded in the second quarter of 1997. Absent such charges, net income for the nine months ended September 30, 1997 would have decreased $66.3 million, or 51%, as compared with the prior year primarily due to increased network, sales and marketing and other operating expenses related to the Company's expansion of its communications activities.


Earnings per share for the three months ended September 30, 1997 decreased $.10, or 53%, as compared with the prior year primarily due to a decrease in net income, partially offset by a decrease in shares outstanding resulting from the Company's stock buyback program. Earnings per share for the nine months ended September 30, 1997 decreased $.82, or 155%, as compared with the prior year primarily due to approximately $197.3 million of pre-tax second quarter charges, partially offset by a decrease in shares outstanding resulting from the Company's stock buyback program. Absent such charges, earnings per share would have decreased $.26, or 49%, for the nine months ended September 30, 1997, as compared with the prior year primarily due to increased network, sales and marketing and operating expenses related to the Company's expansion of its communications activities.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

In November, 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (the "Board") called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the Board ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the Board. On September 26, 1997, the Company filed a notice of appeal seeking review by the Vermont Supreme Court of various aspects of the Board's June 16, 1997 order. The Company estimates that the future annual effect of the rate reduction ordered by the Board is approximately $3.9 million. The Company made a $6.6 million refund to its customers by issuing a credit to the utility bills of each customer. In addition, the Board assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five (5) years. Final terms of probation are expected to be announced in the near future. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the Board.

In January, 1997, the Company's Illinois subsidiary was served with a complaint in an action commenced by the Illinois Attorney General (the "State"). The complaint alleges violations of National Pollution Discharge Elimination System permits issued to three wastewater treatment plants, acquired in mid-1994 through a merger with Metro Utility Company ("Metro"), as well as related allegations. The majority of the alleged violations predate the Company's acquisition of the plants, one of which has been taken out of service to foster regionalization. The Company filed its answer denying the allegations of the complaint and raised the affirmative defense of failure of the State to comply with certain provisions of the Illinois Environmental Protection Act. The Company has completed settlement negotiations with the State and believes that a settlement will be executed in the near future. The cost of the settlement is expected to be no more than $65,000. The Company has contractual rights of indemnification from the former shareholders of Metro and expects to recover a portion of the settlement cost.

In August, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company and four of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of common stock of the Company between September 5, 1996 and July 11, 1997, inclusive. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934.The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants intend to file a motion to dismiss and to vigorously defend against the complaint. The Company believes that there is no merit to any of the allegations contained in the complaint, and believes that the disposition of this action will not have a material adverse effect on the Company's financial position.

Item 2.  Changes in Securities and use of Proceeds
         -----------------------------------------

On August 25, 1997, the Company converted its shares of Series A common stock into Series B common stock at a ratio of one (1) share of Series B common stock for each share of Series A common stock. The Company's common stock is listed on the New York Stock Exchange under the symbol CZN.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(b)  On July 23, 1997,  the Company  filed Form 8-K dated July 23,  1997,  under
     Item 7, "Exhibits," announcing the conversion of the Company's Series A common stock to Series B common stock effective August 25, 1997. On August 8, 1997, the Company filed on Form 8-K dated August 7, 1997, under Item 7, "Exhibits," announcing the 1997 second quarter charge and six-month results.

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






                                      CITIZENS UTILITIES COMPANY
                                      --------------------------
                                      (Registrant)


Date:  November 14, 1997              By:   /s/ Livingston E. Ross
                                            ----------------------
                                            Livingston E. Ross
                                            Vice President and Controller