Form 10-K405
period 1997-12-31
CITIZENS UTILITIES CO
filed 1998-03-13
CIK 20520

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

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997  Commission file number 001-11001
                          -----------------                         ---------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           CITIZENS UTILITIES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        06-0619596
--------------------------                         -------------------
(State or other jurisdiction of           (I.R.S.# Employer Identification No.)
incorporation or organization)

                                3 High Ridge Park
                                  P.O. Box 3801
                           Stamford, Connecticut 06905
                           ----------------------------
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code:  (203) 614-5600
                                                      -------------

Securities registered pursuant to Section 12(b) of the Act:
Common  Stock  Series  B, par  value  $.25 per  share                             New York Stock Exchange
Guarantee of Convertible Preferred Securities of Citizens Utilities Trust         New York Stock Exchange
Citizens Convertible Debentures                                                   N/A
Guarantee of Partnership Preferred Securities of Citizens Utilities Capital L.P.  N/A
--------------------------------------------------------------------------------  -----------------------
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

                                    Yes  X    No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $2,299,329,402

The number of shares outstanding of the registrant's class of common stock as of February 27, 1998 were:
                        Common Stock Series B 251,265,860

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders to be held on May 21, 1998, is incorporated by reference into Part III of this Form 10-K.

                                    TABLE OF CONTENTS
                                    -----------------
                                                                          Page
PART I

ITEM 1.     Description of Business                                        2
            General Development of Business                                2
            Financial Information about Industry Segments                  2
            Narrative Description of Business
               Communications                                              2
               CLEC                                                        6
               Public Services                                             8
                  Natural Gas                                              8
                  Electric                                                 9
                  Water and Wastewater                                    10
               General                                                    11
               Impact of Year 2000                                        11
               Financial Information about Foreign and Domestic
                  Operations and Export Sales                             12

ITEM 2.     Description of Property          .                            13

ITEM 3.     Legal Proceedings                                             14

ITEM 4.     Submission of Matters to Vote of Security Holders             14

Executive Officers                                                        15

PART II
-------

ITEM 5.     Market for the Registrant's Common Stock
             and Related Stockholder Matters                              16

ITEM 6.     Selected Financial Data                                       17

ITEM 7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                17

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk     30

ITEM 8.     Financial Statements and Supplementary Data                   30

ITEM 9.     Disagreements with Auditors on Accounting and Financial       30
             Disclosure

PART III
--------                                                                  31

PART IV
-------

ITEM 14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  31


Signatures                                                                33

Index to Consolidated Financial Statements                               F-1

Item 1.   Description of Business
          -----------------------

(a)  General Development of Business
     -------------------------------

The "Company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The Company provides, either directly or through subsidiaries, communications services, competitive local exchange carrier ("CLEC") services and public services including electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States.

The Company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor corporation. Since then, the Company has grown as a result of investment in owned communications and public services operations and from numerous acquisitions of additional communications, CLEC and public services operations. It continues to expand through internal investment, acquisitions and joint ventures in the rapidly evolving telecommunications industry and in traditional public services and related fields. The Company's financial resources and operating performance enable it to make the investments and conduct the operations necessary to serve growing areas and to expand through acquisitions. The Company is currently reviewing strategic alternatives intended to facilitate an improved market valuation of the Company's business mix.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

Note 14 of the Notes to Consolidated Financial Statements included herein sets forth financial information about industry segments of the Company for the last three fiscal years.

(c)  Narrative Description of Business
     ---------------------------------

COMMUNICATIONS
--------------

Through subsidiaries, the Company provides both regulated and competitive communications services to residential, business and wholesale customers.
Communications services consist of local network service, network access service, long distance service, directory advertising, centrex, custom calling and caller ID services, paging, cellular, Internet access, voicemail and conference calling. The Company provides local network services to the following approximate number of access lines in the following states:

                                                      Local Network
                                     State             Access Lines
                                     ------            ------------
                                     New York            293,400
                                     West Virginia       139,600
                                     Arizona             133,700
                                     California          121,800
                                     Tennessee            92,300
                                     Nevada               25,100
                                     Utah                 20,400
                                     Idaho                19,500
                                     Oregon               13,900
                                     Montana               8,000
                                     New Mexico            4,800
                                     Pennsylvania          1,300
                                                      -----------
                                     Total               873,800
                                                      ===========

The Company provides network access services and billing and collections services primarily to AT&T Corp., MCI Communications Corp., and Sprint Corp. The Company is also enhancing its network support systems to offer local resale capabilities in its local exchange franchise serving areas to emerging CLECs.

Communications Strategy
-----------------------
In 1996 and early 1997, the Company pursued an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace and to become a full-service communications provider to an expanded base of customers both within and outside its franchise serving areas. This strategy included the initiation and expansion of long distance service which, in combination with other enhanced service offerings, including the resale of local network services outside the local exchange franchised serving areas, would enable the Company to offer customers an integrated package of products and services. This aggressive growth strategy was pursued together with a similar strategy for the Company's CLEC subsidiary, Electric Lightwave, Inc. ("ELI") (see Page 6 for more discussion of ELI).

Late in 1996, the Company began the transition to a facilities-based long distance network, utilizing owned switches and fixed cost leases with the ultimate objective of achieving lower costs in providing long distance service in anticipation of the expansion of its long distance service customer base. The Company's customer base expansion plan was focused on its local exchange franchise serving areas, markets adjacent to these local exchange franchise serving areas and customers of affiliated companies. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's communications market share. The increase in revenues resulting from this communications expansion strategy, though significant, did not offset the resulting increases in network, branding, sales, marketing and related operations support expenses. As a result, the Company's communications growth strategy generated higher than expected losses during the first half of 1997, which had an adverse impact on Company earnings and cash flow.

The Company re-evaluated its communications growth strategy during the second quarter of 1997 in light of this continuing impact on earnings and cash flow.
The Company decided it would continue to concentrate its communications expansion efforts on further development and growth of its local exchange franchise serving areas and its CLEC subsidiary (see Page 6). As a result, the Company initiated a reduction in workforce and benefits, consolidated its call centers, closed certain sales offices, reduced its sales and marketing activities, reconfigured its network cost structure through new carrier contracts and network redesign and reduced its planned 1997 capital expenditure program.

During the third and fourth quarters of 1997, the Company focused primarily on its traditional core communications business in its local exchange franchise serving areas. The Company continued its efforts to become a full-service communications provider offering its customers an integrated package of products and services including such value added services as caller ID, voice mail, conference calling, Centrex, cellular, paging and Internet access. Within its local exchange franchise serving areas, the Company will capitalize upon its brand name and community relationships while striving to contain costs.

The Company's communications strategy in 1998 is to secure long-term competitive advantages and continued profitable growth. This is intended to be achieved through improving the quantity and quality of services provided and increases in productivity. The Company intends to leverage the strength of its brand within its franchise serving areas and select adjacent markets focusing on second line growth, enhanced calling features and long distance services.

Telecommunications Act
----------------------
In February, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. The national public policy framework for telecommunications was changed dramatically by the 1996 Act. A central focus of this sweeping policy reform was to open local telecommunications markets to workable competition. The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Under the 1996 Act, however, states retain authority to impose on carriers requirements necessary to preserve universal telecommunications service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

Pursuant to the requirements of the 1996 Act, the Federal Communications Commission ("FCC"), throughout 1996, 1997, and continuing into 1998 and beyond, has been and will be conducting rule-making proceedings resulting in a number of new rules that could impact the operations of the Company. These rules, described in more detail below, address interconnection, universal service reform and access charge/price cap reform.

Interconnection
---------------
The FCC's Interconnection Order, issued in August 1996, addresses the relationship between Incumbent Local Exchange Carriers ("ILECs"), such as the Company, and Competitive Local Exchange Carriers ("CLECs"), such as the Company's subsidiary, ELI.

The 1996 Act and the Interconnection Order outline three routes, which are not mutually exclusive, to competitive market entry. The first is through a CLEC's construction and operation of its own local exchange facilities, in which case the sole requirement of the ILEC is interconnection for purposes of traffic interchange. The second allows a CLEC to acquire, at cost, unbundled network elements from the ILEC for CLEC assembly into end-to-end local exchange services and/or as a supplement to the facilities it has constructed on its own. The third is through resale of ILEC retail services acquired from the ILEC at wholesale rates.

Subject to the rural telephone company exemption discussed below, the Interconnection Order affects the Company's local network services business as follows:

          (a) ILECs must provide interconnection to any new local network services competitor upon request. This interconnection must be at least equal in quality to that provided by the ILEC to itself or its affiliates. Also, the order mandates that the ILEC provide this interconnection at just, reasonable and nondiscriminatory rates, terms and conditions.

          (b) ILECs must provide unbundled network elements, including support systems, to telecommunications carriers that intend to provide local network services or network access services in their markets. These network elements include network interface devices; local loops; local and tandem switches (including all related software-based features); interoffice transmission facilities; signaling and call-related database facilities; and operations support systems and information.

          (c) ILECs must make retail services available to competitors at wholesale rates. The Interconnection Order contains pricing guidelines for wholesale services and interconnection and unbundled elements. Should pricing negotiations between ILECs and new entrants become deadlocked, the Order also provides a standard for arbitration to be applied by the respective state commissions.

          (d) ILECs and CLECs have the obligation to compensate each other for the termination of interchanged local exchange traffic.

Various parties, including ILECs and state PUCs, filed appeals of the FCC's August 8, 1996 Interconnection Order, many of which were consolidated and transferred to the U.S. Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit rendered its decision, which held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements and traffic termination. The Eighth Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the 1996 Act's local competition provisions. In addition, the Eighth Circuit decision substantially limits the FCC's authority to enforce the local competition provisions of the 1996 Act. The FCC and other parties petitioned for Supreme Court review of the decision, and the Supreme Court has granted certiorari.

In the long term the Eighth Circuit's decision makes it more likely that the rules governing local competition will vary from state to state. Most states have already begun to establish rules for local competition that are consistent with the FCC rules overturned by the Eighth Circuit. If a patchwork of state regulations were to develop, it would increase the Company's costs of regulatory compliance.

The primary provisions of the Interconnection Order which could materially impact the Company's financial position and results of operations are the provision of unbundled network elements and making retail services available at wholesale rates. The Company has received approximately 100 interconnection requests from wireless communications providers and CLECs, none of which have or are expected to have a material impact on the Company's financial position or results of operations. In addition, because of its smaller size and smaller market service areas, the Company's local network services business has a qualified exemption from the FCC's Interconnection Order. The qualified exemption pertains to certain technical requirements imposed upon ILECs and is neither an exemption from interconnection, in general, nor against competitive entry by other carriers. This exemption is known as the rural telephone company exemption and it continues until a bona fide request for interconnection is received and a state commission with jurisdiction determines that discontinuation of the exemption is warranted, consistent with universal service principles, and that such discontinuation will not impose an undue economic hardship on the Company and the interconnection requested is technically feasible.

Universal Service Reform
------------------------
On May 8, 1997, the FCC released its order creating a new federal universal service system (the "Universal Service Order"). The Universal Service Order was the FCC's response to one of the 1996 Act's mandates for a new system for funding of ubiquitous basic exchange telephone services to all areas of the United States and its possessions through explicit contributions of all telecommunications carriers. This new system for funding of basic services in rural, high cost and insular locations is designed to end the long standing system of funding through implicit subsidies levied by ILECs in the form of artificially high, mandated prices for access, intraLATA toll and other non-basic services. A second significant mandate of the 1996 Act addressed in the Universal Service Order is the creation of a federal funding mechanism for the provision of discounted basic and advanced telecommunications services to qualifying public primary and secondary schools and local libraries. A third mandate creates a mechanism for providing federal funding of advanced services to rural health care providers sufficient in scope to allow qualified entities to receive such services at rates comparable to those paid by health care providers in urban areas.

The Universal Service Order has implications for the Company in addressing universal service funding to rural telephone companies. First, the Company expects to continue receiving funding under the new federal universal service system. Second, the FCC determined that it is not appropriate at this time to bring rural telephone companies under a proxy-model-driven universal service cost determination system in the same time frame applicable to non-rural carriers. The Company expects that its ILECs will continue receiving federal universal service funding, with certain adjustments, based upon its actual costs incurred to provide universal services.

The new federal universal service system, unless changed, will fund only 25% of the costs of providing universal service in rural, high cost and insular areas. The states are required to provide the balance of the necessary funding. Most of the states served by the Company's ILECs are in the formative stages of addressing intrastate universal service issues.

The Company cannot predict what the levels or methods of contributions will be or whether the amount of receipts from the new system will be equal to or greater than its contributions, because the new system is in its early stages at both the federal and state levels.

Access Charge / Price Cap Reform
--------------------------------
In May 1997, the FCC released separate orders in its Access Reform and Price Cap Reform proceedings (the "Access Reform Order" and the "Price Cap Reform Order," respectively). Both orders affect the Company's ILECs as the Company elected price cap regulation commencing July 1, 1996.

Price cap regulation is a form of rate regulation in which the interstate rates of affected ILECs are subject to maximums that are periodically adjusted according to formulae contained in the FCC's Rules. Price cap regulation allows affected carriers to retain all earnings generated by operating at the capped rates. In this manner, affected ILECs are rewarded for achieving operating efficiencies.

In the Access Reform Order, the FCC ordered price cap carriers to restructure certain components of the mandated interstate access structure in order to bring pricing more in line with underlying costs. This restructure results in lower interstate access charges and revenues for the Company's ILECs.

In the Price Cap Reform Order, the FCC arrived at a permanent factor, known as the "X-factor," by which ILEC price caps are lowered each year. The purpose of the X-factor adjustment is to reflect the FCC's findings that ILECs enjoy productivity gains that are proportionately greater than those experienced in other industries. The X-factor adjustment is designed to give price cap ILECs' interexchange carrier customers some of the benefits of technology-driven declining costs in local exchange telephony. The permanent X-factor prescribed by the Price Cap Reform Order, 6.5%, is based upon data unique to the Bell Operating Companies, with no consideration given to any other price cap regulated carriers. In particular, the Company believes that the 6.5% X-factor is inappropriate as applied to small price cap regulated ILECs. The Company is pursuing an appeal of the 6.5% X-factor as applied to rural price cap ILECs, contending that such carriers lack the economics of scope and scale required to achieve that level of productivity growth each year.

Joint Ventures and Acquisitions
-------------------------------
The Company owns a one-third interest and is general managing partner of Mohave Cellular, a cellular limited partnership operating eight cell sites in Arizona.

A subsidiary of the Company, in a joint venture with a subsidiary of Century Communications Corp. ("Century"), acquired and operates three cable television systems in southern California serving 69,500 basic subscribers and has entered an agreement to acquire another 18,000 subscribers in southern California. Century is a cable television company of which Leonard Tow, the Chairman and Chief Executive Officer of the Company, is Chairman and Chief Executive Officer. In addition, Claire Tow, a director of the Company, is a Senior Vice President and a director of Century. A management board on which the Company and Century are equally represented governs the joint venture. A subsidiary of Century (the "Manager") manages the day-to-day operations of the systems. The Manager does not receive a management fee but is reimbursed only for the actual costs it incurs on behalf of the joint venture. The Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of services or assets purchased for the joint venture for use in the systems. The Manager is entitled to retain any discount in excess of 5%. The Company accounts for the joint venture following the equity method of accounting. Certain of the joint venture properties are under consideration to be included in a strategic partnership with TCIC, a cable operator in California. The partnership would include combined TCIC, Century and Citizens/Century joint venture properties in southern California serving approximately 745,000 customers. The Company would retain a percentage share ownership in the partnership if the combination occurs.

In December 1997, the Company acquired Ogden Telephone Company by merger in a stock for stock transaction. The Company issued 2,308,262 shares of Common Stock in conjunction with the merger. Ogden was an independent telephone operating company providing services to residential and commercial customers in Monroe County, New York.

In January 1998, the Company purchased 1.3 million shares of D&E Communications ("D&E") for approximately $27 million. The investment represents 17.4% of D&E's outstanding Common Stock. D&E is a full-service telecommunications company in Lancaster County, Pennsylvania that offers both local and long distance service, wireless service, Internet service, paging, voice, data and video communications equipment, and computer networking services.

CLEC
----

Through its subsidiary, Electric Lightwave, Inc. ("ELI"), the Company provides full-service, facilities-based communications services in five major market clusters in the western United States. ELI provides state-of-the-art voice and data communications services to retail customers, primarily large- and medium-sized communications-intensive businesses, and wholesale customers.

ELI currently provides services in five markets: Portland, Oregon; Seattle, Washington; Salt Lake City, Utah; Sacramento, California; and Phoenix, Arizona ("hub cities") and their respective surrounding areas (together with the hub cities, "market clusters" or "clusters"). ELI's clusters include an extensive fiber optic network. ELI currently provides switched services, including local dial tone, utilizing five Nortel DMS 500 switches, in all of its market clusters except Phoenix, where ELI expects to initiate local dial tone service upon installing an additional switch in the first half of 1998. ELI serves its cluster cities with an extensive frame relay network which is comprised of 20 state-of-the-art switches. This network covers 29 western local access transport areas with 52 network-to-network interfaces, and provides ELI's customers with national and international coverage through strategic relationships with other providers. ELI has also developed an Internet backbone network providing Internet connectivity in each of its markets which includes access on a redundant basis to the three largest Internet service providers in the United States.

ELI offers a portfolio of products and services in four categories: dedicated services, local dial tone services, long distance services and enhanced services. These products and services include: dedicated services which include point-to-point communications and dedicated DS-1 and DS-3 lines, local dial tone services which include voice mail and enhanced features such as Integrated Services Digital Network; long distance services which include toll-free and prepaid services; and enhanced services which include frame relay, high-speed Internet access, video conferencing, and local area network LAN-to-LAN services with very high transport speeds.

The following table represents certain operating information related to ELI:

                                                          1997
                                                       -----------
                              Route miles                   2,494
                              Fiber miles                 140,812
                              Buildings connected             610
                              Access line equivalents      34,328
                              Switches installed:
                                 Voice                          5
                                 Frame relay                   20
                                 Internet                      17
                                 ATM                            8
                              Customers                     1,165

Deregulation in the communications industry, as a result of the 1996 Act and state regulatory initiatives, has substantially changed the regulatory environment in the United States. As a result of these changes, the Company is permitted to provide local dial tone in addition to existing communications services in certain states.

Competition
-----------
In each of its markets, ELI faces significant competition from the ILECs, which currently dominate the local exchange markets and is a de facto monopoly provider of local switched voice services. ELI's primary ILEC competitors are US West, PacBell and GTE. Under certain circumstances, FCC and state regulatory authorities may provide ILECs with increased flexibility to reprice their services as competition develops and as ILECs allow competitors to interconnect to their networks. If the ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect ELI if it is required by market pressure to price at or below the ILEC's prices. If regulatory decisions permit the ILECs to charge CLECs substantial fees for interconnection to the ILEC's networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on ELI. ELI's facility-based operational CLEC competitors in the markets in which ELI operates include: MCI Metro, Inc.; MFS Telecommunications, Inc.; Teleport Communications Group, Inc.; Brooks Fiber; NEXTLINK Communications, Inc.; and GST Telecommunications, Inc. Based on management's experience, the initial market entrant with an operational fiber optic CLEC network generally enjoys a competitive advantage over other CLECs that later enter the market. In each of the clusters in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services provided by ELI, generally at similar prices. Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, inter-exchange carriers, cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for ELI.

On November 24, 1997, ELI completed an initial public offering ("IPO") of 8,000,000 shares of its Class A Common Stock at a price of $16 per share. The Company retained 97.97% of the voting interest and 82.83% of the economic ownership in ELI.

PUBLIC SERVICES
---------------

   Natural Gas
   -----------
   Operating divisions of the Company provide natural gas transmission and distribution services to the following approximate number of primarily residential customers in the following states:

                          State                Customers
                          ------             -----------
                          Louisiana              267,700
                          Arizona                 98,700
                          Colorado                13,000
                          Hawaii                  66,700
                                             ------------
                          Total                  446,100
                                             ============

   The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases all needed natural gas (except for the production by the Company of synthetic natural gas in Hawaii) the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The natural gas industry is subject to seasonal demand, with the peak demand occurring during the heating season of November 1 through March 31. The Company's natural gas sector experiences third party competition from fuel oil, propane, and other natural gas suppliers for most of its large consumption customers (of which there are few) and from electric suppliers for all of its customer base. The competitive position of natural gas at any given time depends primarily on the relative prices of natural gas and these other energy sources.

   The Company continues to expand into high growth areas in Louisiana where the Company won contracts to serve two large new subdivisions in 1997. In October 1997, the Company purchased the St. John the Baptist Parish Gas System in Louisiana for $2.1 million. This system serves 2,200 customers located in a new growth area of the New Orleans-Baton Rouge corridor (including new industrial development) adjacent to the Company's existing service area.

   The Company continues to expand its Arizona natural gas transmission and distribution service areas. During 1997, the Company completed infrastructure projects which extended distribution mains in Navajo and Yavapai counties. These distribution facilities feed some of the fastest growing sections of the State of Arizona. The Company has positioned itself for continued accelerated growth for the next several years in its Arizona service areas.

   In Colorado, the Colorado Public Utilities Commission has expanded the Company's franchise area in the Western Slope area where the Company has added two new industrial customers.

   In October, 1997, the Company purchased all of the outstanding stock of Gasco, Inc., now known as The Gas Company ("TGC"), for approximately $100 million from BHP Hawaii ("BHP"). TGC is a gas distribution company serving approximately 66,700 customers throughout Hawaii. TGC provides engineering and technical support services to developers and government representatives and produces clean, efficient synthetic natural gas ("SNG") at its 16.7 million-cubic-foot capacity manufacturing plant. The SNG plant uses a process that is environmentally compatible and requires fewer barrels of fossil fuels than older methods. TGC is not subject to seasonal demand due to the consistent weather temperatures in Hawaii. The majority of TGC customers on Oahu use SNG distributed directly from the plant through an underground utility system of pressurized transmission lines stretching from Kapolei to Hawaii Kai. TGC customers not served by the SNG utility system receive propane gas piped underground from a central storage site or are serviced through delivery of propane in cylinders or tanks. Nearly 90% of TGC's output is consumed by industrial and commercial customers.

   In 1995, the Hawaii Department of Health ("HDOH") issued notices requesting information from current property owners and facility operators around Honolulu Harbor relating to the HDOH's intent to conduct a regional assessment of environmental conditions under authority of the Hawaii Environmental Response Law. The Company has provided information in response to the HDOH request relating to two sites within the Iwilei area currently under HDOH review. These include TGC's former gas plant site at Iwilei Road and its Pier 38 facilities. The gas plant site at Iwilei Road was purchased by BHP from Gasco, Inc. prior to the Company's acquisition of Gasco, Inc. The site specific clean-up was completed at Pier 38 prior to being acquired by the Company and a "no further action" letter was obtained from the HDOH. Furthermore, BHP has provided a complete indemnity from claims related to Pier 38's inclusion in the State Superfund Site. This indemnity is further supported by a guarantee from BHP's parent, Broken Hill Proprietary, Ltd.

   Electric
   --------
   Operating  divisions  of  the  Company  provide  electric   transmission  and
   distribution services to the following approximate number of primarily residential customers in the following states:

                          State               Customers
                          -------           ------------
                          Arizona                62,200
                          Hawaii                 29,300
                          Vermont                20,300
                                            ------------
                          Total                 111,800
                                            ============

   The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases approximately 81% of needed electric energy, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The majority of the Company's generating facilities are on Kauai. The Company has smaller generating facilities in Arizona and Vermont, used mainly for peak demand periods. Generally, the Company's electric sector does not experience material seasonal fluctuations.

   The electric utility industry in the United States is undergoing fundamental changes. Electric utilities have for many years been vertically-integrated entities with the responsibility for the generation, transmission and distribution of electric power in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. The industry is now shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. Generally, this involves splitting apart the generation and transmission of power from the rest of the business, and having generators compete with one another in the sale of power directly to retail customers. The interconnected regional transmission grids will be operated independently, continuing as a federally-regulated monopoly. Local transmission and distribution facilities would continue as state-regulated monopolies. Deregulation could potentially result in stranded plant investments, stranded costs for supply contracts and stranded costs associated with programs which promote the most efficient use of electricity and reduce the environmental impact of generation facilities. The change in the industry is in various stages of development around the United States. The Company believes there are many uncertainties associated with a restructuring of the electric utility industry.

   In December 1996, the Arizona Corporation Commission issued Decision No. 59943 approving rules for a phased-in transition to a competitive retail electric power market beginning January 1, 1999. Under the plan, retail access will be phased in over four years with 20% of the load open to competition by 1999, 50% by 2001, and 100% by 2003. Stranded costs are expected to be recovered from ratepayers through a surcharge with both an energy and/or demand component.

   In 1995, the Company's Arizona Electric Division was notified by the United States Environmental Protection Agency ("USEPA") of it being a Potentially Responsible Party related to polychlorinated biphenyl shipments that the Company made to PCB Inc., sites located in Kansas City, Kansas and Kansas City, Missouri in the mid 1980s. These sites have been designated by the USEPA as Superfund Sites and are in the process of being evaluated for remediation. The Company is one of over 1,500 parties that sent material to the sites and is considered a deminimus participant. The Company responded to a number of data requests from USEPA related to its shipments. There has not yet been a determination of the total cost of the remediation of the sites and to particular parties, including the Company's share of the cost.

   The Company's Kauai, Hawaii operation is a participant in a collaborative proceeding with approximately 15 other parties initiated by the Hawaii Public Utilities Commission ("HPUC") on Electric Utility Competition and Investigation of the Electric Utility Infrastructure in the State of Hawaii. The parties filed a stipulated agreement with the HPUC to complete all evidentiary hearings by December 1999. The HPUC is expected to deliberate on the findings and issue a final decision and order in 2000 or later.

   The Vermont Public Service Board (the "Board") has opened a docket (No. 5854) into competition, customer choice, and restructuring of the Vermont electric industry. The purpose of the investigation is to develop an information base, principles, and policy bases to support legislative proposals and rule making by the Board. The proposal recommends that, by no later than the end of 1998, direct access should be available to all Vermont customers. There currently are competing proposals by legislators and the Board. These conflicts will need to be resolved before any final rule making becomes effective.

   In January 1998, a power outage to approximately 5,000 customers in Vermont was caused by an ice storm. The costs related to power restoration is approximately $4,000,000. The Company expects to receive insurance recovery for certain costs and

                                       9
   has requested recovery from the Vermont Public Service Board for the remaining costs. To the extent the charges are not recovered, the Company will be required to write-off such charges.

   In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the Board ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the Board. The Company estimates that the future annual effect of the rate reduction ordered by the Board is approximately $3.9 million. The Company made a $6.6 million refund to its customers by issuing a credit to the utility bills of each customer. In addition, the Board assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. The final terms of the probation have not been finalized. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the Board.

   Water and Wastewater
   --------------------
   Through subsidiaries, the Company provides water distribution, wholesale water transmission, wastewater treatment, public works consulting, marketing and billing services to the following approximate number of primarily residential customers in the following states:

                          State               Customers
                          ------            ------------
                          Arizona               111,100
                          Illinois               70,900
                          California             59,500
                          Pennsylvania           30,100
                          Ohio                   14,800
                          Indiana                 1,300
                                            ------------
                          Total                 287,700
                                            ============

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

   In addition to increasing customers through agreements with land developers, the Company seeks to acquire water and/or wastewater operations from municipalities and private companies. Through its subsidiary, Citizens Water Resources Management Services Company, the Company plans to provide water and wastewater operations and maintenance services to municipalities in and around existing service territories. During 1997, the Company responded to several such requests for proposals.

   Privatization opportunities are increasing as the water and wastewater industries in the United States continue to face significant changes due to increasing demands for advanced technical expertise and capital to meet the requirements of more stringent environmental regulations. Opportunities for public-private partnerships are demonstrated by the following factors: Water and wastewater industries continue to face significant challenges as environmental regulations rise and federal funding opportunities decline; there is a growing need for enhancement of existing infrastructure and construction of new facilities for water and wastewater systems; and there is an increased demand for government to restructure and decrease internal spending. Internationally, developing countries are looking to the expertise of existing water and wastewater companies to provide a sound infrastructure of water and wastewater systems. Over the past few years, there have been several efforts to remove federal barriers to privatization. Citizens' geographic and service diversity and decades of experience in the water and wastewater industry provide a strong platform to successfully meet these needs and respond to the increasing trend for privatization. The Company plans to initially focus its privatization efforts in existing and surrounding service areas.

   In September 1997, the Company entered into agreements with the Del Webb Corporation and its subsidiary, The Villages at Desert Hills, Inc. ("Webb") to provide water and wastewater treatment utility services to a master planned community

                                       10
   currently known as The Villages at Desert Hills.  Citizens was selected as the water and wastewater utility service provider following intense competition among other investor-owned companies. This project will be developed on 5,661 acres and will be located about 20 miles north of downtown Phoenix, Arizona. As currently planned, the project will consist of a mix of residential and commercial units which total approximately 14,500 equivalent residential units ("ERUs"). Development is expected to commence in mid 1998 with absorption projected at approximately 700 ERUs per year over a 15-20 year period. Citizens has entered into an agreement with Webb to fund approximately 50% (not to exceed $24 million) of the construction cost incurred in the first five years of construction to build certain treatment and transmission facilities. The Company has submitted an application to the Arizona Corporation Commission for approval of certain agreements and the granting of a Certificate of Convenience and Necessity ("CC&N") to serve the area encompassed by the project. Approval of the agreements and CC&N application is expected to occur during the first half of 1998. The Company's commitment to the project is conditioned upon receiving the CC&N. The Company's water and wastewater treatment operations in Arizona are now the largest investor-owned water/wastewater utility in the state of Arizona.

   In March 1997, the Company placed into service a reverse osmosis water treatment plant in Ohio, the first such plant installed in the mid-west for a municipal water system. The facility was installed as a result of working with customers to satisfy their desire for improvements to non-health related water quality issues. Prior to construction, an agreement was reached with the public services commission to recover the capital and operating costs immediately upon project completion without the need for a full rate proceeding.

GENERAL
-------

The Company's operations are conducted primarily in small and medium size towns and communities. No material part of the Company's business is dependent upon a single customer or small group of customers for its revenues. As a result of its diversification, the Company is not dependent upon any single geographic area for its revenues. Due to this diversity, no single regulatory body regulates a service of the Company accounting for more than 19% of its 1997 revenues.

The Company is subject to regulation by the respective state regulatory agencies and federal regulatory agencies. The Company is not subject to the Public Utility Holding Company Act. Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the federal government. The Company holds franchises from local governmental bodies which vary in duration. The Company also holds certificates of convenience and necessity granted by various state commissions which are generally of indefinite duration. The Company has no special working capital practices. The Company's research and development activities are not material. There are no patents, trademarks, licenses or concessions held by the Company that are material.

The Company had approximately 6,100 employees at December 31, 1997.

Impact of Year 2000
-------------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon a company-wide assessment, conducted in conjunction with an information systems consulting firm, it has been determined that many of the Company's software programs need to be modified so that dates beyond December 31, 1999, are properly recognized. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has developed a plan to mitigate the Year 2000 Issue. The plan includes formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of suppliers or other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined that it has limited exposure to contingencies related to the Year 2000 Issue for the products it has sold.

                                       11
The Company is and will continue to use both internal and external resources to reprogram or replace and test software for Year 2000 compliance. The Company plans to complete its Year 2000 modifications and conversions, related to its business operations, no later than June 30, 1999. While the total cost of the Year 2000 modifications and conversions has not been determined, the Company expects to incur at least $50 million of hardware and software costs associated with these efforts. The Company expects to fund this cost through operating cash flows, cash and investments, proceeds from the issuance of securities and/or other short term borrowings. The Company will be required to expense certain amounts of the cost of these projects pursuant to generally accepted accounting principles.

Other Information Systems Initiatives
-------------------------------------
The Company has other information systems initiatives in process which are not due to the Year 2000 Issue. These include implementation of an enterprise wide financial accounting and reporting system as well as the development of technology to bring the Company into full compliance with services to be provided pursuant to the Telecommunications Act of 1996 Interconnection Order. For these two projects, the Company expects to incur at least $32 million in costs over the next two years. The Company will be required to expense certain amounts of the cost of these projects pursuant to generally accepted accounting principles.

(d)  Financial Information about Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales
     -----

In 1995, the Company made an initial $4,200,000 investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. ("HTCC"), a Delaware corporation, which owns and operates local telephone concessions in Hungary. In 1995 and 1996, the Company amended certain of such agreements and entered in additional agreements with HTCC regarding financial support provided by the Company. Such financial support agreements have since expired. In 1997, the Company acquired additional HTCC shares in the open market. Pursuant to these agreements, as amended, and such open market purchases, the Company (i) owns approximately 17% of the HTTC shares presently outstanding, (ii) has rights to purchase HTCC shares that, if fully exercised, would result in the Company owning at least a majority of HTTC common stock on a fully diluted basis, (iii) provides requested management services to HTCC on a cost-plus basis, and (iv) has the right to and has designated one member out of nine of the HTCC Board of Directors. The management services fee payable by HTCC to the Company is the greater of 5% of adjusted gross revenues of HTCC or a monthly fixed amount. In addition, expenses incurred by the Company in providing such services, including certain allocable overhead items, are required to be reimbursed by HTCC. The Company's investment in HTCC is accounted for using the cost method of accounting.

Item 2.   Description of Property
          -----------------------

The Administrative Offices of the Company are located at 3 High Ridge Park, Stamford, Connecticut, 06905 and are leased. The Company owns property including: telecommunications outside plant, central office, microwave radio and fiber-optic facilities; electric generation, transmission and distribution facilities; gas transmission and distribution facilities; water production, treatment, storage, transmission and distribution facilities; and wastewater treatment, transmission, collection and discharge facilities; all of which are necessary to provide services at the locations listed below.

              State                     Service(s) Provided
              -----                     -------------------

              Arizona              Electric, Natural Gas, Communications,*
                                   Water, Wastewater

              California           Communications, Water

              Colorado             Natural Gas

              Florida              Communications

              Hawaii               Electric, Natural Gas

              Idaho                Communications

              Illinois             Communications, Water, Wastewater

              Indiana              Water

              Louisiana            Natural Gas

              Montana              Communications

              Nevada               Communications

              New Mexico           Communications

              New York             Communications *

              Ohio                 Water, Wastewater

              Oregon               Communications

              Pennsylvania         Water

              Tennessee            Communications

              Utah                 Communications

              Vermont              Electric

              Washington           Communications

              West Virginia        Communications*

* Certain properties are subject to mortgage deeds pursuant to Rural Utilities Service borrowings.

Item 3.   Legal Proceedings
          -----------------

In 1995, the Company's Arizona Electric Division was notified by the United States Environmental Protection Agency ("USEPA") of it being a Potentially Responsible Party related to poly chlorinated biphenol shipments that the Company made to PCB Inc., sites located in Kansas City, Kansas and Kansas City, Missouri in the mid 1980s. These sites have been designated by the USEPA as Superfund Sites and are in the process of being evaluated for remediation. The Company is one of over 1,500 parties that sent material to the sites and is considered a deminimus participant. The Company responded to a number of data requests from USEPA related to its shipments. There has not yet been a determination of the total cost of the remediation of the sites and of particular parties, including the Company's share of the cost.

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (the "Board") called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the Board ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the Board. The Company estimates that the future annual effect of the rate reduction ordered by the Board is approximately $3.9 million. The Company made a $6.6 million refund to its customers by issuing a credit to the utility bills of each customer. In addition, the Board assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five (5) years. The final terms of the probation have not been finalized. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the Board.

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

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10
(b) and 20 (a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants intend to file a motion to dismiss.

In addition, the Company is party to various other legal proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, management believes that the ultimate resolution of all such matters, including those discussed above, after considering insurance coverages, will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

None in fourth quarter 1997.

Executive Officers
------------------

Information as to Executive Officers of the Company as of February 28, 1998 follows:

          Name                          Age         Current Position and Office
          ----                          ---         ---------------------------

          Leonard Tow                   69        Chairman of the Board and Chief Executive Officer
          Daryl A. Ferguson             59        President and Chief Operating Officer
          Robert J. DeSantis            42        Chief Financial Officer, Vice President and Treasurer
          O. Lee Jobe                   40        Vice President, Communications
          J. Michael Love               46        Vice President, Public Services
          L. Russell Mitten             46        Vice President, General Counsel and Assistant Secretary
          Livingston E. Ross            49        Vice President and Controller
          David B. Sharkey              48        President, Electric Lightwave, Inc.
          Donald P. Weinstein           33        Vice President, Planning and Development

There is no family relationship between any of the officers of the Registrant. The term of office of each of the foregoing officers of the Registrant will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with the Registrant since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. He was Chief Financial Officer from October 1991 through November 1997. He has also been a Director and Chief Executive Officer of Century Communications Corp. since its incorporation in 1973, and Chairman of its Board of Directors since October 1989. He is Director of Hungarian Telephone and Cable Corporation and is Chairman of the Board of Electric Lightwave, Inc.

DARYL A. FERGUSON has been associated with the Registrant since July 1989. He has been President and Chief Operating Officer since June 1990. He is currently a Director of Centennial Cellular Corporation and Chief Executive Officer and Vice Chairman of the Board of Electric Lightwave, Inc.

ROBERT J. DeSANTIS has been associated with the Registrant since January 1986. He has been Vice President and Treasurer since October 1991 and became Chief Financial Officer in November 1997. He is currently Chief Financial Officer, Vice President and Treasurer of Electric Lightwave, Inc.

O. LEE JOBE has been associated with the Registrant since July 1997. He was Vice President, Network Operations from July 1997 through October 1997. He has been Operating Vice President, Communications since October 1997. Prior to joining the Registrant, he was Vice President, Business Operations at Pacific Bell from June 1994 through June 1997 and Director, Business Operations at Sprint Corporation from February 1990 to June 1994.

J. MICHAEL LOVE has been associated with the Registrant since May 1990 and from November 1984 through January 1988. He was Vice President, Corporate Planning from March 1991 through January 1997. He was appointed Vice President, Public Services in January 1997.

L. RUSSELL MITTEN has been associated with the Registrant since June 1990. He was General Counsel until June 1991. He has been Vice President, General Counsel and Assistant Secretary since June 1991.

LIVINGSTON E. ROSS has been associated with the Registrant since August 1977. He has been Vice President and Controller since December 1991.

DAVID B. SHARKEY has been associated with the Registrant since August 1994 and has been President of Electric Lightwave, Inc. since that date. He has been Chief Operating Officer of Electric Lightwave, Inc. since October 1997 and is Director of Electric Lightwave, Inc. Prior to joining the Registrant, he was Vice President and General Manager of Mobil Media, a wireless company headquartered in New Jersey, from August 1989 through July 1994.

DONALD P. WEINSTEIN has been associated with the Registrant since August 1989. He was Manager, Financial Planning from October 1992 through September 1996; and Director, Financial Planning from September 1996 through October 1997. He has been Vice President, Planning and Development since October 1997.

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          ----------------------------------------------------------------
          Matters
          -------

                           PRICE RANGE OF COMMON STOCK
 The Company's Common Stock is traded on the New York Stock Exchange under the symbol CZN. Prior to the conversion of Citizens Common Stock Series A into Common Stock Series B on August 25, 1997, the two series traded separately on the New York Stock Exchange under the symbols CZNA and CZNB, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in the "Wall Street Journal" during the periods indicated. Prices have been adjusted retroactively for subsequent stock dividends, rounded to the nearest 1/16th. (See Note 8 of Notes to Consolidated Financial Statements.)

                       1st Quarter                 2nd Quarter                  3rd Quarter                 4th Quarter
                 ------------------------    -------------------------    ------------------------     -----------------------
                 High            Low           High           Low          High           Low          High           Low
                 ----            ---           ----           ---          ----           ---          ----           ---
1997:
----
Series A       $12 1/16      $10 1/16       $11 13/16      $8 9/16       N/A           N/A           N/A           N/A
Series B       $12 1/16      $10 3/16       $11 13/16      $7 13/16      $9 5/16       $7 3/4        $10 3/8       $9 1/8

1996:
----
Series A       $11 1/2       $9 5/8         $11 3/16       $9 3/4        $11 9/16      $9 3/4        $11 7/16       $10
Series B       $11 1/2       $9 3/4         $11 5/16       $9 3/4        $11 9/16      $10 1/8       $11 9/16       $10


As of February 27, 1998, the approximate number of record security holders of the Company's Common Stock was 50,450. This information was obtained from the Company's transfer agent.

                                    DIVIDENDS
The amount and timing of dividends payable on Common Stock are within the sole discretion of the Company's Board of Directors. The Board of Directors reviews alternative stock dividend cash equivalents and associated stock dividend rates each quarter in order to determine and declare a prudent stock dividend rate in light of the Company's actual and forecasted financial position and results of operations, as well as dividend yields of comparable communications and public services companies. Quarterly stock dividends declared and issued on Common Stock were 1.6% for each quarter of 1996, 1.6% for the first and second quarters of 1997, 1.0% for the third and fourth quarters of 1997 and .75% for the first quarter of 1998 wiht consideration of a 7 1/16 cent stock dividend cash equivalent. The stock dividend cash equivalents considered to determine the stock dividend rates, adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1997, and rounded to the nearest 1/16 are as follows:

              1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
             -------------    -------------    --------------    --------------
    1997     17 13/16 cent     16 1/2 cent       8 5/16 cent    10 1/8 cent
    1996     17 1/2 cent       16 3/16 cent     17 1/8 cent     17 5/16 cent

The lower third and fourth quarter 1997 and first quarter 1998 stock dividend cash equivalents and stock dividend rates reflect the Board of Directors' decision to declare dividends more reflective of the Company's financial performance and with consideration of the impact on retained earnings of the Company's second quarter 1997 charges to earnings and the divided yields of comparable communications and public service companies.


                     RECENT SALES OF UNREGISTERED SECURITIES
None

Item 6.  Selected Financial Data ($ in thousands, except for per-share amounts)
         ----------------------------------------------------------------------

                                                                               Year Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                               1997           1996           1995           1994           1993
                                                               ----           ----           ----           ----           ----

Revenues                                              $   1,393,619  $   1,306,517  $   1,069,032  $     906,150  $     613,099
Net income (1)                                        $      10,100  $     178,660  $     159,536  $     143,997  $     125,630
Basic net income per-share of Common Stock (1)(2)     $         .04  $         .70  $         .66  $         .63  $         .55
Stock dividends declared on Common Stock (3)                  5.30%          6.56%          6.35%          5.04%          4.37%

                                                                                  As of December 31,
                                                    ---------------------------------------------------------------------------
Total assets                                        $   4,872,852  $   4,523,148  $    3,918,187      3,576,566  $   2,627,118
Long-term debt                                      $   1,706,532  $   1,509,697  $    1,187,000        994,189  $     547,673
Equity (4)                                          $   1,880,461  $   1,879,433  $    1,559,913      1,156,896  $     974,486

(1) Reflects the impact of special items in 1997 and CLEC losses (See "Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations).
(2) Adjusted for subsequent stock dividends. No adjustment has been made for the Company's .75% first quarter 1998 stock dividend because the effect is immaterial.
(3) Compounded annual rate of quarterly stock dividends.
(4) Includes Company obligated mandatorily redeemable convertible preferred securities.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. These and all forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, weather conditions, changes in legal and regulatory policy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The following information should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

(a)   Liquidity and Capital Resources
      -------------------------------

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. The Company has committed lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at December 31, 1997. In November 1997, Electric Lightwave, Inc., ("ELI"), the Company's competitive local exchange carrier ("CLEC") subsidiary arranged a five-year $400,000,000 revolving bank credit facility. The Company has guaranteed all of ELI's obligations under this credit facility. As of December 31, 1997, $60,000,000 was outstanding under this commitment.

Net capital expenditures, by sector, have been and are budgeted as follows:

                                          Budget        Actual
                                          1998           1997           1996           1995
                                       -----------     ----------    -----------    -----------
                                                                 ($ in thousands)
Communications                        $     219,000  $     263,000  $     184,000        113,700
CLEC                                        275,000        124,500         41,600         27,400
Public Services:
    Natural Gas                              36,500         47,900         27,700         28,700
    Electric                                 17,500         23,600         24,600         32,800
    Water and Wastewater                     16,000         32,200         21,000         28,000
General                                      30,000         33,300         18,900         10,100
                                         -----------    -----------    -----------   ------------
                                      $     594,000  $     524,500  $     317,800        240,700
                                         ===========    ===========    ===========   ============

The Company anticipates that the funds necessary for its 1998 capital expenditures will be provided from operations; requisitions from Industrial Development Revenue Bond construction fund trust accounts; advances from Rural Utilities Service loan contracts; from commercial paper notes payable; from parties desiring utility service; from debt, equity and other financing at appropriate times; and from short-term borrowings under bank credit facilities.

Financing
---------
Proceeds from the following variable rate borrowings during 1997 were used to fund and/or prefund expenditures for the construction, extension and improvement of the Company's facilities:


                                                                                                 Initial
                                                                                                Interest
      Date                  Security/Borrowing                                   Amount           Rate       Maturity Date
      ----                  ------------------                                 ------------     --------     -------------
      May 7                 Weekly Rate Industrial Development Revenue         $ 30,535,000       4.15%      May 1, 2032
                            Bonds

      May 1,  May  2,  and  State of California Department of Water               1,557,800       2.42%      July 1, 2027
      June 16               Resources Loan

      July 31               Rural Utilities Service Loan Contract                 4,002,000       6.13%      December 31, 2027

      September 25          Weekly Rate Industrial Development Revenue           17,880,000       4.20%      September 1, 2032
                            Bonds

      December 4            Weekly Rate Industrial Development Revenue            4,500,000       3.65%      December 1, 2032
                            Bonds

      December 23           Money Market Municipal Industrial                     4,500,000       3.85%      December 1, 2032
                            Development Revenue Bonds

                                                                              --------------
                            Total / Weighted Average                           $ 62,974,800       4.19%
                                                                              ==============


The following fixed rate Industrial Development Revenue Bonds were converted and remarketed as either Adjustable Rate Bonds, Weekly Rate Bonds or Money Market Bonds during 1997:

                                                                                               Initial
                                                                                              Interest
 Date                      Bonds                                                Amount           Rate       Maturity Date
 ---------                 -----------------------------------------           ----------     ---------     --------------------
 August 1                  7.05% 1985 Series Industrial Development           $30,350,000       4.75%       August 1, 2015, 2020
                           Revenue Bonds                                                                    and 2025

 September 2               7.20% 1985 Refunded Series Industrial                2,000,000       3.51%       August 1, 2020
                           Development Revenue Bonds

 September 2               6.88% 1988 Series Industrial Development            38,315,000       3.85%       September 1, 2022,
                           Revenue Bonds                                                                    2026 and 2028

                                                                          ----------------
                           Total / Weighted Average                           $70,665,000       4.23%
                                                                          ================

Electric Lightwave, Inc. Initial Public Offering
------------------------------------------------
On November 24, 1997, ELI completed the initial public offering ("IPO") of 8,000,000 shares of Class A Common Stock at a price of $16 per share. Gross proceeds from this offering to ELI totaled approximately $128,000,000, and proceeds net of underwriting discounts and commissions totaled approximately $120,320,000. The Company recorded a pre-tax non operating gain of approximately $78,700,000 resulting from this transaction. The Company retained 97.97% of the voting interest and 82.83% of the economic ownership in ELI.

Acquisitions
------------
In October 1997, the Company purchased all of the outstanding stock of Gasco, Inc. for approximately $100,000,000 in cash and purchased the St. John the Baptist Parish Gas System in Louisiana for approximately $2,100,000. In December 1997, the Company acquired Ogden Telephone Company in a stock for stock transaction. The Company issued 2,308,262 shares of Common Stock to effect this merger. In January 1998, a subsidiary of the Company acquired 1,300,000 shares of Common Stock of D & E Communications, Inc. ("D & E") for approximately $27,000,000 in cash. This investment represents 17.4% of the shares of D & E Common Stock outstanding.

Regulatory Environment
----------------------

Communications
--------------

Telecommunications Act
----------------------
In February, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. The national public policy framework for telecommunications was changed dramatically by the 1996 Act. A central focus of this sweeping policy reform was to open local telecommunications markets to workable competition. The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Under the 1996 Act, however, states retain authority to impose on carriers requirements necessary to preserve universal telecommunications service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

Pursuant to the requirements of the 1996 Act, the Federal Communications Commission ("FCC"), throughout 1996, 1997, and continuing into 1998 and beyond, has been and will be conducting rule-making proceedings resulting in a number of new rules that could impact the operations of the Company. These rules, described in more detail below, address interconnection, universal service reform and access charge/price cap reform.

       Interconnection
       ---------------
       The FCC's Interconnection Order, issued in August 1996, addresses the relationship between Incumbent Local Exchange Carriers ("ILECs"), such as the Company, and Competitive Local Exchange Carriers ("CLECs"), such as the Company's subsidiary, ELI.

       The 1996 Act and the Interconnection Order outline three routes, which are not mutually exclusive, to competitive market entry. The first is through a CLEC's construction and operation of its own local exchange facilities, in which case the sole requirement of the ILEC is interconnection for purposes of traffic interchange. The second allows a CLEC to acquire, at cost, unbundled network elements from the ILEC for CLEC assembly into end-to-end local exchange services and/or as a supplement to the facilities it has constructed on its own. The third is through resale of ILEC retail services acquired from the ILEC at wholesale rates.

       Subject to the rural telephone company exemption discussed below, the Interconnection Order affects the Company's local network services business as follows:

           (a) ILECs must provide interconnection to any new local network services competitor upon request. This interconnection must be at least equal in quality to that provided by the ILEC to itself or its affiliates. Also, the order mandates that the ILEC provide this interconnection at just, reasonable and nondiscriminatory rates, terms and conditions.

           (b) ILECs must provide unbundled network elements, including support systems, to telecommunications carriers that intend to provide local network services or network access services in their markets. These network elements include network interface devices; local loops; local and tandem switches (including all related software-based features); interoffice transmission facilities; signaling and call-related database facilities; and operations support systems and information.

           (c) ILECs must make retail services available to competitors at wholesale rates. The Interconnection Order contains pricing guidelines for wholesale services and interconnection and unbundled elements. Should pricing negotiations between ILECs and new entrants become deadlocked, the Order also provides a standard for arbitration to be applied by the respective state commissions.

           (d) ILECs and CLECs have the obligation to compensate each other for the termination of interchanged local exchange traffic.

       Various parties, including ILECs and state PUCs, filed appeals of the FCC's August 8, 1996 Interconnection Order, many of which were consolidated and transferred to the U.S. Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit rendered its decision, which held that, in general, the FCC does not have jurisdiction over prices for interconnection, resale, leased unbundled network elements and traffic termination. The Eighth Circuit also overturned the FCC's "pick and choose" rules as well as certain other FCC rules implementing the 1996 Act's local competition provisions. In addition, the Eighth Circuit decision substantially limits the FCC's authority to enforce the local competition provisions of the 1996 Act. The FCC and other parties petitioned for Supreme Court review of the decision, and the Supreme Court has granted certiorari.

       In the long term the Eighth Circuit's decision makes it more likely that the rules governing local competition will vary from state to state. Most states have already begun to establish rules for local competition that are consistent with the FCC rules overturned by the Eighth Circuit. If a patchwork of state regulations were to develop, it would increase the Company's costs of regulatory compliance.

     The primary provisions of the Interconnection Order which could materially impact the Company's financial position and results of operations are the provision of unbundled network elements and making retail services available at wholesale rates. The Company has received approximately 100 interconnection requests from wireless communications providers and CLECs, none of which have or are expected to have a material impact on the Company's financial position or results of operations. In addition, because of its smaller size and smaller market service areas, the Company's local network services business has a qualified exemption from the FCC's Interconnection Order. The qualified exemption pertains to certain technical requirements imposed upon ILECs and is neither an exemption from interconnection, in general, nor against competitive entry by other carriers. This exemption is known as the rural telephone company exemption and it continues until a bona fide request for interconnection is received and a state commission with jurisdiction determines that discontinuation of the exemption is warranted, consistent with universal service principles, and that such discontinuation will not impose an undue economic hardship on the Company and the interconnection requested is technically feasible.


       Universal Service Reform
       ------------------------
       On May 8, 1997, the FCC released its order creating a new federal universal service system (the "Universal Service Order"). The Universal Service Order was the FCC's response to one of the 1996 Act's mandates for a new system for funding of ubiquitous basic exchange telephone services to all areas of the United States and its possessions through explicit contributions of all telecommunications carriers. This new system for funding of basic services in rural, high cost and insular locations is designed to end the long standing system of funding through implicit subsidies levied by ILECs in the form of artificially high, mandated prices for access, intraLATA toll and other non-basic services. A second significant mandate of the 1996 Act addressed in the Universal Service Order is the creation of a federal funding mechanism for the provision of discounted basic and advanced telecommunications services to qualifying public primary and secondary schools and local libraries. A third mandate creates a mechanism for providing federal funding of advanced services to rural health care providers sufficient in scope to allow qualified entities to receive such services at rates comparable to those paid by health care providers in urban areas.

       The Universal Service Order has implications for the Company in addressing universal service funding to rural telephone companies. First, the Company expects to continue receiving funding under the new federal universal service system. Second, the FCC determined that it is not appropriate at this time to bring rural telephone companies under a proxy-model driven universal service cost determination system in the same time frame applicable to non-rural carriers. The Company expects that its ILECs will continue receiving federal universal service funding with certain adjustments, based upon its actual costs incurred to provide universal services.

       The new federal universal service system, unless changed, will fund only 25% of the costs of providing universal service in rural, high cost and insular areas. The states are required to provide the balance of the necessary funding. Most of the states served by the Company's ILECs are in the formative stages of addressing intrastate universal service issues.

       The Company cannot predict what the levels or methods of contributions will be or whether the amount of receipts from the new system will be equal to or greater than its contributions, because the new system is in its early stages at both the federal and state levels.

       Access Charge / Price Cap Reform
       --------------------------------
       In May 1997, the FCC released separate orders in its Access Reform and Price Cap Reform proceedings (the "Access Reform Order" and the "Price Cap Reform Order," respectively). Both orders affect the Company's ILECs as the Company elected price cap regulation commencing July 1, 1996.

       Price cap regulation is a form of rate regulation in which the interstate rates of affected ILECs are subject to maximums that are periodically adjusted according to formulae contained in the FCC's Rules. Price cap regulation allows affected carriers to retain all earnings generated by operating at the capped rates. In this manner, affected ILECs are rewarded for achieving operating efficiencies.

       In the Access Reform Order, the FCC ordered price cap carriers to restructure certain components of the mandated interstate access structure in order to bring pricing more in line with underlying costs. This restructure results in lower interstate access charges and revenues for the Company's ILECs.

       In the Price Cap Reform Order, the FCC arrived at a permanent factor, known as the "X-factor," by which ILEC price caps are lowered each year. The purpose of the X-factor adjustment is to reflect the FCC's findings that ILECs enjoy productivity gains that are proportionately greater than those experienced in other industries. The X-factor adjustment is designed to give price cap ILECs' interexchange carrier customers some of the benefits of technology-driven declining costs in local exchange telephony. The permanent X-factor selected in the Price Cap Reform Order, 6.5%, is based upon data unique to the Bell Operating Companies, with no consideration given to any other price cap regulated carriers. In particular, the Company believes that the 6.5% X-factor is inappropriate as applied to small price cap regulated ILECs. The Company is pursuing an appeal of the 6.5% X-factor as applied to rural price cap ILECs, contending that such carriers lack the economics of scope and scale required to achieve that level of productivity growth each year.

Electric
--------
The electric utility industry in the United States is undergoing fundamental changes. Electric utilities have for many years been vertically-integrated entities with the responsibility for the generation, transmission and distribution of electric power in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. The industry is now shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. Generally, this involves splitting apart the generation and transmission of power from the rest of the business, and having generators compete with one another in the sale of power directly to retail customers. The interconnected regional transmission grids will be operated independently, continuing as a federally-regulated monopoly. Local transmission and distribution facilities would continue as state-regulated monopolies. Deregulation could potentially result in stranded plant investments, stranded costs for supply contracts and stranded costs associated with programs which promote the most efficient use of electricity and reduce the environmental impact of generation facilities. The change in the industry is in various stages of development around the United States. The Company believes there are many uncertainties associated with a restructuring of the electric utility industry.

In December 1996, the Arizona Corporation Commission issued Decision No. 59943 approving rules for a phased-in transition to a competitive retail electric power market beginning January 1, 1999. Under the plan, retail access will be phased in over four years with 20% of the load open to competition by 1999, 50% by 2001, and 100% by 2003. Stranded costs are expected to be recovered from ratepayers through a surcharge with both an energy and/or demand component.

In 1995, the Company's Arizona Electric Division was notified by the United States Environmental Protection Agency ("USEPA") of it being a Potentially Responsible Party related to polychlorinated biphenyl shipments that the Company made to PCB Inc., sites located in Kansas City, Kansas and Kansas City, Missouri in the mid 1980s. These sites have been designated by the USEPA as Superfund Sites and are in the process of being evaluated for remediation. The Company is one of over 1,500 parties that sent material to the sites and is considered a deminimus participant. The Company responded to a number of data requests from USEPA related to its shipments. There has not yet been a determination of the total cost of the remediation of the sites and to particular parties, including the Company's share of the cost.

The Company's Kauai, Hawaii operation is a participant in a collaborative proceeding with approximately 15 other parties initiated by the Hawaii Public Utilities Commission ("HPUC") on Electric Utility Competition and Investigation of the Electric Utility Infrastructure in the State of Hawaii. The parties filed a stipulated agreement with the HPUC to complete all evidentiary hearings by December 1999. The HPUC is expected to deliberate on the findings and issue a final decision and order in 2000 or later.

The Vermont Public Service Board (the "Board") has opened a docket (No. 5854) into competition, customer choice, and restructuring of the Vermont electric industry. The purpose of the investigation is to develop an information base, principles, and policy bases to support legislative proposals and rule making by the Board. The proposal recommends that, by no later than the end of 1998, direct access should be available to all Vermont customers. There currently are competing proposals by legislators and the Board. These conflicts will need to be resolved before any final rule making becomes effective.

Water and Wastewater
--------------------
Privatization opportunities are increasing as the water and wastewater industries in the United States continue to face significant changes due to increasing demands for advanced technical expertise and capital to meet the requirements of more stringent environmental regulations. Opportunities for public-private partnerships are demonstrated by the following factors: Water and wastewater industries continue to face significant challenges as environmental regulations rise and federal funding opportunities decline; there is a growing need for enhancement of existing infrastructure and construction of new facilities for water and wastewater systems; and there is an increased demand for government to restructure and decrease internal spending. Internationally, developing countries are looking to the expertise of existing water and wastewater companies to provide a sound infrastructure of water and wastewater systems. Over the past few years, there have been several efforts to remove federal barriers to privatization. Citizens' geographic and service diversity and decades of experience in the water and wastewater industry provide a strong platform to successfully meet these needs and respond to the increasing trend for privatization. The Company plans to initially focus its privatization efforts in existing and surrounding service areas.

Regulatory Revenue Status
-------------------------
During 1997, the Company was authorized increases in annual revenues from regulatory commissions in Arizona and California totaling $1.2 million. In addition, the Vermont Public Service Board ordered the Company to reduce its rates in Vermont by 14.65% retroactive to November 1, 1995. As a result, the Company refunded $6.6 million to its customers in Vermont in 1997. The Company estimates that the future annual effect of the rate reduction in Vermont is approximately $3.9 million. Currently, the Company has additional requests for increases in annual revenues pending before regulatory commissions in Ohio totaling $1.1 million.

Impact of the Year 2000
-----------------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon a company-wide assessment, conducted in conjunction with an information systems consulting firm, it has been determined that many of the Company's software programs need to be modified so that dates beyond December 31, 1999, are properly recognized. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has developed a plan to mitigate the Year 2000 Issue. The plan includes formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of suppliers or other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined that it has limited exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company is and will continue to use both internal and external resources to reprogram or replace and test software for Year 2000 compliance. The Company plans to complete its Year 2000 modifications and conversions, related to its business operations, no later than June 30, 1999. While the total cost of the Year 2000 modifications and conversions has not been determined, the Company expects to incur at least $50 million of hardware and software costs associated with these efforts. The Company expects to fund this cost through operating cash flows, cash and investments, proceeds from the issuance of securities and/or other short term borrowings. The Company will be required to expense certain amounts of the cost of these projects pursuant to generally accepted accounting principles.

Other Information Systems Initiatives
-------------------------------------
The Company has other information systems initiatives in process which are not due to the Year 2000 Issue. These include implementation of an enterprise wide financial accounting and reporting system as well as the development of technology to bring the Company into full compliance with services to be provided pursuant to the Telecommunications Act of 1996 Interconnection Order. For these two projects, the Company expects to incur at least $32 million in costs over the next two years. The Company will be required to expense certain amounts of the cost of these projects pursuant to generally accepted accounting principles.

New Accounting Pronouncements
-----------------------------
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128") effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings Per Share." The Company adopted SFAS 128 and all prior periods have been restated to conform with the requirements of this statement.

Charges to Earnings
-------------------
In 1996 and early 1997 the Company pursued an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace and to become a full-service communications provider to an expanded base of customers both within and outside its franchise serving areas. This strategy included the initiation and expansion of long distance service which, in combination with other enhanced service offerings, including the resale of local network services outside the local exchange franchised serving areas, would enable the Company to offer customers an integrated package of products and services. This aggressive growth strategy was pursued together with a similar strategy for the Company's CLEC subsidiary, Electric Lightwave, Inc. ("ELI").

Late in 1996, the Company began the transition to a facilities based long distance network, utilizing owned switches and fixed cost leases with the ultimate objective of achieving lower costs for providing long distance service in anticipation of its long distance service customer base expanding. The Company's customer base expansion plan was focused on its local exchange franchise serving areas, markets adjacent to these local exchange franchise serving areas and customers of affiliated companies. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's communications market share. The increase in revenues resulting from this communications expansion strategy, though significant, did not offset the resulting increases in network, branding, sales, marketing and related operations support expenses. As a result, the Company's communications growth strategy generated unexpected losses during 1997 which had an adverse impact on Company earnings and cash flow.

The Company re-evaluated its communications growth strategy, during the second quarter 1997, in light of this continuing impact on earnings and cash flow. As a result, the Company initiated a reduction in workforce and benefits, consolidated its call centers, closed certain sales offices, reduced its sales and marketing workforce and activities, reconfigured its network cost structure through new carrier contracts and network redesign and reduced its planned 1997 capital expenditure program. In addition, the Company decided it would continue to concentrate its communications expansion efforts on further development and growth of its local exchange franchise serving areas and its CLEC subsidiary.

In connection with the re-evaluation of the Company's communications growth strategy, the Company recorded $34.6 million of charges to earnings in the second quarter relating to the curtailment of certain long distance service operations. These charges included expenses and costs associated with the Communications sector workforce reductions, the curtailment of sales and marketing initiatives and the termination of fixed cost network leases associated with the reconfiguration of the Company's network cost structure from fixed to variable, as well as an additional reserve for uncollectible accounts receivable.

After reviewing its employee benefit plans to determine if such plans were competitive with those provided in the industry, the Company decided to curtail certain of its employee benefit plans. This decision required a reassessment of the recoverability of certain related regulatory assets that were expected to be recovered in rates in the Company's current regulatory environment. The curtailment decision and assessment of recoverability required the Company to record a second quarter charge to earnings of approximately $34.7 million.

Additionally, between 1993 and 1996, the Company completed acquisitions of over 620,000 telephone access lines from GTE Corp. ("GTE") and ALLTEL Corporation ("ALLTEL"). In connection with these acquisitions, the Company entered into transition services agreements with both GTE and ALLTEL to provide for customer care and billing services. These agreements resulted in the Company using numerous additional customer care and billing systems to serve its communications operation. In order to realize economies of scale and improve customer service, the Company, in 1994, decided to consolidate these customer care and billing systems. Through a strategic partnership, the Company, in 1995, began developing software and building new customer care and billing systems that would be used for all of the Company's local exchange telephone properties. As of June 30, 1997, the Company's Tennessee and New York local exchange telephone properties were using these customer care and billing systems. After reviewing the costs to develop this software and build these systems and the incremental billing and customer care requirements placed on local exchange companies by the Telecommunications Act of 1996 and subsequent FCC orders, the Company determined that it was not probable that all of the costs would be recoverable in the Company's rates. As a result, the Company recorded a $67.4 million second quarter charge to earnings.

During the second quarter of 1997, the public utility commissions in the states of Vermont, New York and Arizona issued orders which required the Company to record $47.2 million of charges to earnings. These orders affected the Company's electric, communications and water properties. More specifically, the Vermont order required refunds to customers and deemed certain regulatory assets no longer recoverable. The New York order required the Company to record an expense and liability for amounts paid by ratepayers to GTE to fund postretirement benefits prior to Citizens' acquisition of its New York local exchange properties from GTE. The Arizona order disallowed recovery of certain property, plant and equipment.

(b)      Results of Operations
         ---------------------

                                    REVENUES
                                    --------
Revenues increased from $1,306.5 million to $1,393.6 million in 1997 and from $1,069.0 million to $1,306.5 million in 1996. The increase in 1997 was primarily due to increased communications and CLEC revenues. The increase in revenues in 1996 was primarily due to increased communications and natural gas revenues.

                                                    1997                        1996               1995
                                          ------------------------     ---------------------     -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year     Amount
                                          ---------    -----------     ---------  -----------    -------
Communications revenues                                                   ($ in thousands)
-----------------------
Network access services                   $ 405,202           4%     $  391,151         17%  $    334,952
Local network services                      250,521           8%        232,904         18%       197,092
Long distance services                       89,535          52%         59,072        316%        14,217
Directory services                           31,982           6%         30,248         22%        24,866
Other                                        48,922         (2%)         50,084         70%        29,486
Eliminations                                (23,573)        110%        (11,250)       683%        (1,436)
                                           -----------                 ----------                -----------
     Total                                $ 802,589           7%     $  752,209         26%  $    599,177
                                           ===========                 ==========                ===========

Network access services revenues increased $14.1 million, or 4%, in 1997 primarily due to increased access minutes of use which was partially offset by an interstate switched access rate reduction which became effective July 1, 1997. The network access services revenues increase in 1996 was primarily due to a property acquired from ALLTEL in 1996, as well as increased switched and special access revenues, and increased billing and collections revenue.

Local network services revenues increased $17.6 million, or 8%, in 1997 primarily due to communications acquisitions as well as internal access line growth. The local network services revenues increase in 1996 was primarily due to a property acquired from ALLTEL in 1996, customer growth, increased usage and the sale of other enhanced services.

Long distance services revenues increased $30.5 million, or 52%, in 1997 and $44.9 million, or 316%, in 1996 primarily due to growth in customers and increased minutes of use. This increase was partially offset in 1997 by a second quarter charge of approximately $14.2 million to provide an additional reserve for uncollectible accounts receivable due to the curtailment of long distance service operations in adjacent markets.

Directory services revenues increased $1.7 million, or 6%, in 1997 due to communications properties acquisitions and increased volume. The directory service revenues increase in 1996 was primarily due to an increase in the number of directories from a property acquired from ALLTEL in 1996 and an increase in advertising revenues.

Other revenues decreased $1.2 million, or 2%, in 1997 primarily due to decreased billing and collection revenues. Other revenues increased in 1996 primarily due to communications properties acquired.

Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations.


                                                    1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
CLEC revenues                                                          ($ in thousands)
-------------
Dedicated services                         $  33,522          68%   $    19,947          39%  $      14,357
Local dial tone services                      10,565         317%         2,533         275%            676
Long distance services                         8,140          13%         7,232         356%          1,586
Enhanced services                              8,857          55%         5,705         242%          1,666
Eliminations                                  (3,341)        153%        (1,319)         84%          (715)
                                           -----------                 ----------                -----------
     Total                                 $  57,743          69%   $    34,098          94%  $      17,570
                                           ===========                 ==========                ===========

Dedicated services revenues increased $13.6 million, or 68%, in 1997 primarily due to sales of additional products to existing customers and an increase in route miles of 75% over 1996. Approximately $6.8 million of the increase is associated with a short-term contract with a significant customer which expires in early 1998. The dedicated services revenues increase in 1996 was primarily due to the increase of long-haul transport of DS-3 and DS-1 sales.

Local dial tone services revenues increased $8.0 million, or 317%, in 1997 and $1.9 million, or 275%, in 1996, primarily due to local switch implementations for new and existing customers in the last half of 1996. The successful implementation of the ISDN PRI product generated $2.3 million of increased revenue in 1997.

Long distance services revenues increased $0.9 million, or 13%, in 1997 and $5.6 million, or 356%, in 1996, primarily due to increased prepaid debit card services introduced in late 1996 and growth associated with the local dial tone services market.

Enhanced services revenues increased $3.2 million, or 55%, in 1997, primarily due to $2.1 million in Internet access services and $1.6 million in frame relay revenue increases, partially offset by a decrease in other products. The Internet access service and frame relay revenue increases were primarily due to a 75% increase in Internet switches installed. The increase in 1996 was primarily due to increases in Internet access services and frame relay services due to the initial installation of Internet and additional installation of ten frame relay switches.

Eliminations reflect intercompany activity between the Company's CLEC and communications operations.

Public services revenues
------------------------
Public services revenues increased 3% from $520.2 million to $533.3 million, primarily due to increased natural gas and water and wastewater revenues.


                                                    1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                      ($ in thousands)
Natural gas revenues
--------------------
 Residential                             $ 145,016           8%     $ 134,888         22%       $  110,146
 Commercial                                 64,004          29%        49,633         22%           40,614
 Industrial                                 30,366        (25%)        40,230         14%           35,244
                                         -----------                ----------                  -----------
   Total distribution                      239,386           7%       224,751         21%          186,004
 Transportation                              2,622        (52%)         5,519         30%            4,255
 Other                                      10,090           8%         9,349         22%            7,643
                                         -----------                ----------                  -----------
      Total                             $  252,098           5%    $  239,619         21%       $  197,902
                                         ===========                ==========                  ===========

The increase in natural gas revenues in 1997 of $12.5 million, or 5%, was primarily due to higher gas prices, an increase in the number of customers, the acquisition in October, 1997, of Gasco, Inc., now known as The Gas Company ("TGC"), and rate increases granted in Louisiana in May, 1996 and Arizona in November, 1996. This increase was partially offset by decreased industrial revenue as a result of a decrease in customers and lower consumption from high usage, low margin customers.

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




                                                    1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
Electric revenues                                                    ($ in thousands)
-----------------
Residential                             $   79,808        -          $   79,893        10%       $   72,460
Commercial                                  55,805        -              55,826         7%           52,152
Industrial                                  42,209       (4%)            44,165        12%           39,362
                                        ----------                   -----------                 -----------
  Total distribution                       177,822       (1%)           179,884        10%          163,974
Other                                       13,648       10%             12,413         9%           11,377
                                        ----------                  -----------                 -----------
  Total                                 $  191,470        -          $  192,297        10%      $   175,351
                                        ==========                  ===========                 ===========

Increases in residential and commercial revenues were generated from rate increases granted in Hawaii in August, 1996 and Arizona in January, 1997 and increased consumption as a result of customer growth. These increases were offset by a second quarter charge to reflect a Vermont public utility commission order requiring refunds to customers of approximately $6.6 million. Other revenues increased primarily due to higher fuel costs passed on to customers in Arizona.

The increase in revenues in 1996 was primarily due to rate increases in Hawaii and Vermont and increased consumption at the Company's Arizona electric operations resulting from customer growth.



                                                    1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
Water and wastewater revenues                                                 ($ in thousands)
-----------------------------
Residential distribution                $    70,742         -      $    70,845         12%        $  63,377
Commercial distribution                      14,212         3%          13,801         12%           12,279
Industrial distribution                         961        14%             843         46%              576
Other                                         3,804        36%           2,805           -            2,800
                                            --------                  --------                    ---------
    Total                               $    89,719         2%      $   88,294         12%           79,032
                                            ========                  ========                    =========

The increase in water and wastewater revenues in 1997 of $1.4 million, or 2%, is primarily due to an operating and maintenance service contract, and a rate increase granted in Pennsylvania in June, 1996.

The increase in water and wastewater revenues in 1996 was primarily the result of rate increases as well as increased residential and commercial consumption at the Company's California and Arizona water properties.

                                                                    COST OF SERVICES
                                                                    ----------------



                                                    1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                  ($ in thousands)
Natural gas purchased                     $ 139,900           9%    $  127,913          18%      $  108,385
Network expenses                            136,971          77%        77,214         334%          17,777
Electric energy and fuel oil purchased       94,726           2%        93,191           9%          85,168
Eliminations                                (26,914)        114%       (12,569)        484%          (2,151)
                                         ------------               ------------                 ----------
   Total                                 $  344,683          21%   $   285,749          37%     $   209,179
                                         ============               ============                 ==========


Natural gas purchased expense increased $12.0 million, or 9%, in 1997 primarily due to fluctuations in the price of natural gas, increased demand as a result of an increase in the number of customers and the acquisition of TGC. Under tariff provisions, increases in the Company's costs of natural gas purchased are largely passed on to customers. The increase in natural gas purchased in 1996 was primarily due to fluctuations in the price of natural gas and increased consumption by residential customers in Louisiana due to colder than normal weather conditions, partially offset by decreased usage in Arizona due to milder than expected weather conditions and decreased consumption by industrial customers in Louisiana due to rising gas prices.

Network expenses increased $59.8 million, or 77%, in 1997 primarily due to an increase in long distance minutes sold requiring additional network access capacity and a second quarter charge of approximately $11.1 million related to lease terminations as a result of the curtailment of certain long distance service operations. The increase in network expenses in 1996 was primarily due to increased network revenues in communications as well as increased costs related to the expansion of ELI.

Electric energy and fuel oil purchased increased $1.5 million, or 2%, in 1997 primarily due to higher supplier prices. The increase in electric energy and fuel oil purchased in 1996 was primarily due to an increase in consumption driven by an increase in demand and customer growth.

Eliminations  represent network expenses incurred by the Company's long distance
operation  for  services   provided  by  its  local   exchange   operations  and
intercompany activity between the Company's CLEC and communications operations.

                              DEPRECIATION EXPENSE
                              --------------------

                                                   1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                   ($ in thousands)
Depreciation expense                      $ 235,812        22%       $  193,733        22%        $  158,935



Depreciation expense increased $42.1 million, or 22% in 1997 and $34.8 million, or 22%, in 1996 primarily due to increased property, plant and equipment as a result of acquisitions and new construction.

                            OTHER OPERATING EXPENSES
                           --------------------------

                                                 1997                        1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                   ($ in thousands)
Other operating expenses               $    534,261          74%     $   306,373        13%     $  272,052
Maintenance expense                         116,102          15%         101,206        16%         87,255
Taxes other than income                      92,026          14%          80,947        18%         68,382
Sales and marketing                          54,893          28%          42,823       125%         19,056
                                        ------------                  ----------                 ---------
      Total                            $    797,282          50%     $   531,349        19%     $  446,745
                                        ============                  ==========                 =========

Other operating expenses increased $227.9 million, or 74%, in 1997 primarily due to increases in personnel and related overhead to support expanded service offerings, increases in expense levels as a result of telecommunications acquisitions and second quarter charges of approximately $150.6 million. These charges include approximately $.7 million related to the curtailment of certain long distance service operations, approximately $34.7 million related to benefit plan curtailments and related regulatory assets, approximately $67.4 million related to the write-off of communications information systems and software, approximately $34.3 million related to regulatory commission orders in New York, Vermont and Arizona, approximately $10.8 million related to accounting policy changes associated with ELI in preparation for its initial public offering and approximately $2.7 million of other adjustments. The increases in operating expenses in 1996 were primarily due to expenses related to acquired communications properties.

Maintenance expenses increased $14.9 million or 15%, in 1997, and $14.0 million or 16% in 1996 primarily due to the communications properties acquired.

                                       28
Taxes other than income increased $28 million, or 14% in 1997 primarily due to increased payroll, property and franchise taxes resulting from communications acquisitions, taxes associated with long distance operations, and increased property taxes in Arizona, California, Louisiana, and Pennsylvania. The increase in 1996 was primarily due to increased payroll and gross receipts taxes associated with the acquired communications property.

Sales and marketing expenses increased $12.1 million, or 28%, in 1997 primarily due to increased costs necessary to support an increased level of service offerings and a second quarter charge of $8.6 million resulting from the curtailment of certain long distance service operations. The increase in sales and marketing expenses in 1996 was primarily due to costs associated with long distance and other new service offerings.

                   OTHER INCOME/INTEREST EXPENSE/INCOME TAXES
                   ------------------------------------------

                                                 1997                           1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                           ($ in thousands)
Non operating gain on sale of
  subsidiary stock                       $    78,734        N/A    $      -          N/A          $      -
Investment income                             33,739       (31%)       48,972         18%           41,667
Other                                          4,481       (74%)       17,483        (4%)           18,288
                                            ---------                ---------                   ---------
                                         $   116,954         76%    $  66,455         11%         $ 59,955
                                            =========                =========                   =========

The non operating gain on sale of subsidiary stock of $78.7 million represents the pre-tax gain on the ELI initial public offering of 8,000,000 shares of Class A Common Stock at a price of $16 per share on November 24, 1997.

Investment income decreased $15.2 million, or 31%, in 1997 and increased $7.3 million, or 18%, in 1996 primarily due to $22 million earned from Hungarian Telephone and Cable Corporation in 1996 for guarantees and financial support provided by the Company. The decrease in 1997 was partially offset by an increase in the Centennial preferred dividend.

Other income decreased $13.0 million, or 74%, in 1997 primarily due to a second quarter charge of approximately $4.5 million related to an Arizona public utility commission order disallowing recovery of certain amounts of the equity component of the AFUDC, as well as 1996 gains totaling $4.5 million on the sale of land in Illinois and the sale of assets in Arizona. Other income decreased in 1996 primarily due to disallowed rate case expenses in Hawaii.


                                                 1997                           1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                         ($ in thousands)
Interest expense                        $   109,329         18%     $    92,695       6%          $  87,775

Interest expense increased $16.6 million, or 18%, in 1997 primarily due to the issuance of debentures in June and December, 1996 to fund acquisitions and capital expenditures, as well as a second quarter charge of approximately $1.7 million related to an Arizona public utility commission order disallowing recovery of certain amounts of the debt component of the AFUDC.


                                                 1997                           1996                  1995
                                          ------------------------     ---------------------        -------
                                                       Change from                Change from
                                            Amount      Prior year      Amount     Prior year        Amount
                                          ---------    -----------     ---------  -----------       -------
                                                                         ($ in thousands)
Income taxes                            $    7,157       (92%)        $  84,937       27%         $  66,817

Income taxes decreased $77.8 million, or 92%, as compared with the prior year primarily due to lower taxable income. The increase in income tax expense in 1996 was primarily due to an increase in taxable income and a 2% higher effective tax rate.



                                             NET INCOME AND NET INCOME PER COMMON SHARE

                                                                1997
                                      ---------------------------------------------------------
                                          Citizens
                                      Communications                                              As
                                    and Public Services      CLEC          Special items*      reported      1996        1995
                                    -------------------     -----         ----------------     --------     -----       ------
                                                                           ($ in thousands)
Net income                            $  116,586          $ (22,499)        $    (83,987)     $  10,100    $178,660    $159,536
Net income per common share           $      .46          $    (.09)        $       (.33)     $     .04    $    .70    $    .66

     *represents after tax charges of $135.2 million recorded in the second quarter of 1997 and an after tax non operating gain on the sale of subsidiary stock of $51.2 million recorded in the fourth quarter of 1997.

Net income and earnings per share decreased in 1997 primarily due to approximately $197.3 million of pre-tax charges ($135.2 million net of tax) recorded in the second quarter of 1997. This was partially offset by a fourth quarter pre-tax non operating gain on the sale of common stock for Electric Lightwave, Inc. of approximately $78.7 million ($51.2 million net of tax). Absent these two special items, the net income decrease totals $84.6 million, or 47%, in 1997 primarily due to operating losses from the Company's CLEC subsidiary and increased network, sales and marketing and other operating expenses related to the Company's communications operations.

Item 7A.  Quantitative and  Qualitative Disclosures about  Market Risk
          -------------------------------------------------------------

The Company is exposed to market risks and has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks are managed by maintaining a conservative investment portfolio, primarily including state and municipal and other fixed income securities, and entering into long term debt obligations with appropriate price and term characteristics. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas future contracts to manage well defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The following documents are filed as part of this Report:

               1. Financial Statements:
                  See Index on page F-1.

               2. Supplementary Data:
                  Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None

                                    PART III
                                    --------

The Company intends to file with the Commission a definitive proxy statement for the 1998 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1997. The information called for by this Part III is incorporated by reference to that proxy statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)     The exhibits listed below are filed as part of this Report:

Exhibit
  No.             Description
-------          -------------

3.200.1 Restated Certificate of Incorporation of Citizens Utilities Company, with all amendments to June 6, 1996
3.200.2 By-laws of the Company, as amended to-date of Citizens Utilities Company, with all amendments to January 20, 1998
4.100.1 Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee 4.100.2 First Supplemental Indenture, dated August 15, 1991
4.100.3 Letter of Representations, dated August 20, 1991, from Citizens Utilities Company and Chemical Bank, as Trustee, to Depository Trust Company ("DTC") for deposit of securities with DTC
4.100.4 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee
4.100.5 Letter of Representations, dated January 29, 1992, from Citizens Utilities Company and Chemical Bank, as Trustee, to DTC, for deposit of securities with DTC
4.100.6 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee
4.100.7 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee
4.100.8 Fifth Supplemental Indenture, dated as of June 15, 1995, to Chemical Bank , as Trustee
4.100.9 Sixth Supplemental Indenture, dated as of October 15, 1995, to Chemical Bank, as Trustee
4.100.11     Seventh Supplemental  Indenture,  dated as of June 1, 1996
4.100.12     Eighth  Supplemental Indenture,  dated as of December 1, 1996
4.200.1 Indenture dated as of January 15, 1996, between Citizens Utilities Company and Chemical Bank, as indenture trustee.
4.200.2 First Supplemental Indenture dated as of January 15, 1996, between Citizens Utilities Company and Chemical Bank, as indenture trustee.
4.200.3 5% Convertible Subordinated Debenture due 2036 (contained as Exhibit A to Exhibit 4.200.2).
4.200.4 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust.
4.200.5 Convertible Preferred Security Certificate (contained as Exhibit A-1 to Exhibit 4.200.4)
4.200.6 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P.
4.200.7      Partnership  Preferred  Security Certificate  (contained  as
             Annex A to  Exhibit  4.200.6)
4.200.8 Convertible Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee.
4.200.9 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee
4.200.10     Letter of  Representations, dated  January 18, 1996, from Citizens
             Utilities Company and Chemical Bank, as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC
10.1         Incentive Deferred  Compensation Plan, dated April 16, 1991
10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984
10.6.1       Directors'  Retirement  Plan, effective  January 1, 1989
10.6.2 Non-Employee Directors' Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997
10.16.1 Employment Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996
10.17        1992  Employee  Stock  Purchase  Plan,  with all amendments to
             May 5, 1997
10.18 Amendments dated May 21, 1993 and May 5, 1997, to the 1992 Employee Stock Purchase Plan
10.20        Asset Purchase Agreements,  dated November 28, 1994
10.21 1996 Equity Incentive Plan and amendment dated May 5, 1997 to 1996 Equity Incentive Plan


                                       31
Exhibit
  No.             Description
-------          -------------
12. Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference)
21.            Subsidiaries of the Registrant
23.            Auditors' Consent
24.            Powers of Attorney
27.            Financial Data Schedule

               Exhibits 10.1, 10.6, 10.6.1,  10.6.2,  10.16.1,  10.17, 10.18 and
10.21 are management contract or compensatory plans or arrangements.

The Company agrees to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; copies of separate loan agreements and indentures governing various Industrial development revenue bonds; copies of documents relating to indebtedness of subsidiaries acquired during 1996 and 1997, and copies of the credit agreement between Electric Lightwave, Inc. and Citibank, N.A. dated November 21, 1997.

Exhibit  number 10.6 is  incorporated  by  reference  to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984. Exhibit number 10.6.1 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Exhibit numbers 4.100.1, 4.100.2 and 4.100.3 are incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991. Exhibit numbers 4.100.4, 4.100.5 and 10.1 are incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991. Exhibit number 10.17 is incorporated by reference to the same exhibit designation in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. Exhibit number
10.18 is incorporated by reference to the Registrant's Proxy Statement, dated March 31, 1993 and the Registrant's proxy statement dated March 28, 1997. Exhibit numbers 4.100.6 and 4.100.7 are incorporated by reference to the Registrant's Form 8-K Current Reports filed on July 5, 1994 and January 3, 1995, respectively. Exhibit number 4.100.11 and 4.100.12 are incorporated by reference to the same exhibit designation in the Registrant's Form 10-K for the year ended December 31, 1996. Exhibit number 10.20 is incorporated by reference to the same exhibit designation in the Registrant's Form 10-K for the year ended December 31, 1994. Exhibit number 10.6.2 is incorporated by reference to the Registrant's Proxy Statement, dated April 4, 1995 and the Registrant's proxy statement dated March 28, 1997. Exhibits numbers 4.100.8 and 4.100.9 are incorporated by reference to the Registrant's Form 8-K Current Reports filed March 29, 1996. Exhibit number 3.200.1 is incorporated by reference to the same exhibit designation in the Registrant's Form S-3 filed June 27, 1996. Exhibit number
10.21 is incorporated by reference to the Registrant's Proxy Statement dated March 29, 1996 and the Registrant's proxy statement dated March 28, 1997. Exhibits numbers 4.200.1, 4.200.2, 4.200.3, 4.200.4, 4.200.5, 4.200.6, 4.200.7,
4.200.8, 4.200.9 and 4.200.10 are incorporated by reference to the Registrant's Form 8-K Current Report filed May 28, 1996. Exhibit number 10.16.1 is incorporated by reference to the same exhibit designation in the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996

(b) The Company filed on Form 8-K dated November 14, 1997, under Item 7 " Financial Statements, Pro Forma Financial Information and Exhibits", the Company's 1997 third quarter financial results and certain operating data.

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

                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                           By:/s/ Leonard Tow
                              -----------------
                                   Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
                    Member, Executive Committee and Director

                                 March 11, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 1998.

               Signature                             Title
               ---------                             -----


/s/Robert J. DeSantis                  Chief Financial Officer,
-------------------------------        Vice President and Treasurer
          (Robert J. DeSantis)

/s/Livingston E. Ross                  Vice President and Controller
-------------------------------
          (Livingston E. Ross)

           Norman I. Botwinik*         Director
--------------------------------
          (Norman I. Botwinik)

           Aaron I. Fleischman*        Member, Executive Committee and Director
--------------------------------
          (Aaron I. Fleischman)

           James C. Goodale*           Director
--------------------------------
          (James C. Goodale)

           Stanley Harfenist*          Member, Executive Committee and Director
--------------------------------
          (Stanley Harfenist)

           Andrew N. Heine*            Director
--------------------------------
          (Andrew N. Heine)

            John L. Schroeder*         Member, Executive Committee and Director
--------------------------------
           (John L. Schroeder)

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

           Robert A. Stanger*          Director
--------------------------------
          (Robert A. Stanger)

           Edwin Tornberg*             Director
--------------------------------
          (Edwin Tornberg)

           Claire L. Tow*              Director
--------------------------------
          (Claire L. Tow)

           Charles H. Symington, Jr*   Director
------------------------------------
          (Charles H. Symington, Jr.)


*By:/s/Robert J. DeSantis
    ----------------------------
          (Robert J. DeSantis)
           Attorney-in-Fact

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements




Item                                                                      Page
----                                                                      ----
Independent Auditors' Report                                              F-2

Consolidated balance sheets as of December 31, 1997, 1996 and 1995        F-3

Consolidated statements of income for the years ended
   December 31, 1997, 1996 and 1995                                       F-4

Consolidated statements of shareholders' equity for the years ended
   December 31, 1997, 1996 and 1995                                       F-5

Consolidated statements of cash flows for the years ended
   December 31, 1997, 1996 and 1995                                       F-6

Notes to consolidated financial statements                                F-7

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the accompanying consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                             KPMG Peat Marwick LLP





New York, New York
March 11, 1998

                                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 1997, 1996 and 1995
                                                  ($ in thousands)

                                                                                1997            1996            1995
                                                                                ----            ----            ----
Assets
   Current assets:
      Cash                                                             $      35,163  $       24,230  $       17,922
      Accounts receivable:
        Customers                                                            239,226         198,138         164,798
        Other                                                                 60,404          88,320          37,754
        Less allowance for doubtful accounts                                  22,225           4,808           2,739
                                                                         ------------    ------------    ------------
        Net accounts receivable                                              277,405         281,650         199,813

      Materials and supplies                                                  19,885          27,159          18,191
      Other current assets                                                    44,826          36,731          16,776
                                                                         ------------
                                                                                         ------------    ------------
        Total current assets                                                 377,279         369,770         252,702
                                                                         ------------    ------------    ------------

   Property, plant and equipment                                           5,297,737       4,582,869       4,187,354
   Less accumulated depreciation                                           1,629,944       1,444,817       1,279,324
                                                                         ------------
                                                                                         ------------    ------------
       Net property, plant and equipment                                   3,667,793       3,138,052       2,908,030
                                                                         ------------    ------------    ------------

   Investments                                                               398,499         539,152         329,090
   Regulatory assets                                                         209,921         193,779         220,110
   Deferred debits and other assets                                          219,360         282,395         208,255
                                                                         -----------     ------------    ------------
         Total assets                                                  $   4,872,852  $    4,523,148  $    3,918,187
                                                                         ============    ============    ============

Liabilities and Shareholders' Equity
   Current liabilities:
     Long-term debt due within one year                                $       6,691  $        3,593  $        3,865
      Short-term debt                                                              -               -         140,650
      Accounts payable                                                       222,458         168,299         178,384
      Income taxes accrued                                                    45,064          90,317          72,494
      Other taxes accrued                                                     21,243          19,541          18,195
      Interest accrued                                                        25,413          24,522          22,527
      Customers' deposits                                                     22,095          21,400          20,501
     Other current liabilities                                                74,906          81,817          47,062
                                                                         ------------    ------------    ------------
         Total current liabilities                                           417,870         409,489         503,678

   Deferred income taxes                                                     420,708         347,975         314,094
   Customer advances for construction                                        174,858         154,324         150,000
   Deferred credits                                                          128,984         115,291         101,300
   Contributions in aid of construction                                       85,932          84,129          73,923
   Regulatory liabilities                                                     20,881          22,810          28,279
   Long-term debt                                                          1,706,532       1,509,697       1,187,000
   Minority interest in subsidiary                                            36,626               -               -
   Company  obligated mandatorily  redeemable
     convertible preferred securities *                                      201,250         201,250               -
   Shareholders' equity                                                    1,679,211       1,678,183       1,559,913
                                                                         ------------    ------------    ------------
            Total liabilities and shareholders' equity                 $   4,872,852  $    4,523,148  $    3,918,187
                                                                         ============    ============    ============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The  accompanying  Notes are an integral  part of these  Consolidated  Financial
Statements.


                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                 ($ in thousands, except for per-share amounts)

                                                                                   1997            1996           1995
                                                                                   ----            ----           ----

Revenues                                                                  $   1,393,619  $    1,306,517  $    1,069,032

Operating expenses:
Cost of services                                                                344,683         285,749         209,179
Depreciation                                                                    235,812         193,733         158,935
Other operating expenses                                                        797,282         531,349         446,745
                                                                             -----------    ------------    ------------

   Total operating expenses                                                   1,377,777       1,010,831         814,859
                                                                             -----------    ------------    ------------

   Income from operations                                                        15,842         295,686         254,173

Non operating gain on sale of subsidiary stock                                   78,734               -               -
Investment income                                                                33,739          48,972          41,667
Other income, net                                                                 4,481          17,483          18,288
Interest expense                                                                109,329          92,695          87,775
                                                                             -----------    ------------    ------------

   Income before income taxes                                                    23,467         269,446         226,353

Income taxes                                                                      7,157          84,937          66,817
                                                                             -----------    ------------    ------------

   Income before dividends on convertible preferred securities                   16,310         184,509         159,536

Dividends on convertible preferred securities, net of income tax benefit          6,210           5,849               -
                                                                             -----------    ------------    ------------

   Net income                                                             $      10,100  $      178,660  $      159,536
                                                                             ===========    ============    ============

Net income per common share:
  Basic                                                                   $         .04  $          .70  $          .66
                                                                             ===========    ============    ============
  Diluted                                                                 $         .04  $          .70  $          .65
                                                                             ===========    ============    ============












The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1997,
                                  1996 and 1995
                 ($ in thousands, except for per-share amounts)


                                                                                                Unrealized gain
                                                                 Additional                        (loss) on
                                               Common             paid-in         Retained      available-for-
                                               Stock($.25)        capital         earnings      sale securities          Total
                                              -------------    -------------    -------------   -----------------    --------------
Balance January 1, 1995                    $     48,368     $     861,981    $    237,417          $    9,130     $    1,156,896
   Acquisitions                                     222            (4,485)            374                                 (3,889)
   Net income                                                                     159,536                                159,536
   Stock dividends in shares of Common
     Stock Series A and Series B                  3,398           158,693        (162,091)                                     -
   Common stock buybacks to fund stock
     dividends                                     (467)          (21,561)                                               (22,028)
   Stock issuance                                 4,750           238,830                                                243,580
   Stock plans                                      625            30,236                                                 30,861
   Change in unrealized gain (loss) on
     securities classified as
     available-for-
     sale, net of income taxes                                                                         (5,043)            (5,043)
                                              -------------    -------------    -------------   -----------------    --------------
Balance December 31, 1995                  $     56,896     $   1,263,694    $    235,236          $    4,087     $    1,559,913
                                              -------------    -------------    -------------   -----------------    --------------
   Acquisition                                      322            15,308                                                 15,630
   Net income                                                                     178,660                                178,660
   Stock dividends in shares of Common
     Stock Series A and Series B                  3,701           166,129        (169,830)                                     -
   Common stock buybacks to fund stock
     dividends                                   (1,639)          (73,842)                                               (75,481)
   Stock plans                                      330             6,959                                                  7,289
   Stock issuances to fund EPPICS
     dividends                                      178             7,621                                                  7,799
   EPPICS issuance cost                                            (4,528)                                                (4,528)
   Change in unrealized gain (loss) on
     securities classified as
     available-for-
     sale, net of income taxes                                                                        (11,099)           (11,099)
                                              -------------    -------------    -------------   -----------------    --------------
Balance December 31, 1996                  $     59,788     $   1,381,341    $    244,066          $   (7,012)    $    1,678,183
                                              -------------    -------------    -------------   -----------------    --------------
   Acquisitions                                     604             2,736           8,318                                 11,658
   Net income                                                                      10,100                                 10,100
   Stock dividends in shares of Common
    Stock                                         3,148           127,119        (130,267)                                     -
   Common stock buybacks to fund stock
    dividends                                    (1,226)          (47,326)                                               (48,552)
   Stock plans                                      188             6,380                                                  6,568
   Stock issuances to fund EPPICS
    dividends                                       247            10,175                                                 10,422
   Change in unrealized gain (loss) on
    securities classified as
    available-for-
    sale, net of income taxes                                                                          10,832             10,832
                                              -------------    -------------    -------------   -----------------    -------------
Balance December 31, 1997                  $     62,749     $   1,480,425    $    132,217          $    3,820     $    1,679,211
                                              =============    =============    =============   =================    ==============





The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                                ($ in thousands)

                                                               1997             1996             1995
                                                               ----             ----             ----

Net cash provided by operating activities                $    230,432    $      375,181  $      338,611
                                                            ------------    ------------    ------------

Cash flows used for investing activities:
   Securities matured                                          16,205            43,608         120,691
   Securities sold                                            578,494            87,447          92,224
   Construction expenditures                                 (530,744)        (348,379)       (245,241)
   Securities purchased                                      (434,030)        (332,332)       ( 86,058)
   Business acquisitions                                     (105,039)         (87,683)       (223,926)
   Other                                                       25,686          (47,802)              55
                                                            ------------    ------------    ------------
                                                             (449,428)        (685,141)       (342,255)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Long-term debt borrowings                                  159,769           351,053         321,280
   Issuance of EPPICS                                               -           196,722               -
   Issuance of common stock                                     4,825                           272,687
                                                                                  6,049
   Issuance of subsidiary stock                               118,554                 -               -
   Short-term debt repayments                                       -         (140,650)       (374,550)
   Common stock buybacks to fund stock dividends              (48,552)         (75,481)        (22,028)
   Long-term debt principal payments                           (3,287)         (20,243)       (192,030)
   Other                                                       (1,380)          (1,182)          1 ,983
                                                            ------------    ------------    ------------
                                                              229,929           316,268           7,342
                                                            ------------
                                                                            ------------    ------------

Increase in cash                                               10,933             6,308           3,698
Cash at January 1,                                             24,230            17,922          14,224
                                                            ------------    ------------    ------------
Cash at December 31,                                     $     35,163    $       24,230  $       17,922
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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------

     (a) Description of Business:
         -----------------------
         The Company is a diversified communications and public services company which provides, either directly or through subsidiaries, telecommunications, electric transmission and distribution, natural gas transmission and distribution, water distribution and wastewater treatment services to customers in areas of 21 states. The Company is not dependent upon any single geographic area or single customer for its revenues. No single regulatory body regulated a service of the Company that accounted for more than 19% of its 1997 revenues.

     (b) Principles of Consolidation and Use of Estimates:
         ------------------------------------------------
         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Citizens Utilities Company and all of its subsidiaries, after elimination of intercompany balances and transactions. Certain reclassifications of balances previously reported have been made to conform to current presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Revenues:
         --------
         The Company records revenues from communications and public services customers when services are provided. Certain communications revenues are estimated under cost separation procedures that base revenues on current operating costs and investments in facilities to provide such services.

     (d) Construction Costs and Maintenance Expense:
         ------------------------------------------
         Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction ("AFUDC") for regulated businesses and capitalized interest for unregulated businesses. Maintenance and repairs are charged to operating expenses as incurred.

         AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction of regulated assets. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the Company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount of AFUDC relating to equity is included in other income, net ($6,881,000, $8,704,000 and $10,545,000 for 1997, 1996 and 1995,
         respectively) and the amount relating to borrowings is included as a reduction of interest expense ($2,978,000, $3,385,000 and $4,101,000 for 1997, 1996 and 1995, respectively). The 1997 income statement also reflects a writeoff ($4,486,000 relating to equity and $1,744,000 relating to borrowings) pursuant to certain regulatory commission orders (see Note 10). The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

         Capitalized interest for unregulated construction activities credited to interest expense amounted to $4,693,000, $3,109,000 and $330,000 in 1997, 1996 and 1995, respectively.

   (e)   Depreciation Expense:
         --------------------
         Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represents approximately 5%, 5% and 4% for 1997, 1996 and 1995, respectively, of the gross depreciable property, plant and equipment.

     (f) Regulatory Assets and Liabilities:
         ---------------------------------
         The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71; "Accounting for the Effects of Certain Types of Regulation". SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

         The Company continuously monitors the applicability of SFAS 71 to its regulated operations. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory and competitive environments and/or a decision by the Company to accelerate deployment of new technology. If the Company were to discontinue the application of SFAS 71 to one or more of its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to those operations. In addition, there could be potential stranded costs associated with certain long term fixed price contracts which may not be recoverable. The Company believes its regulated operations continue to meet the criteria for SFAS 71 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established rate-making practices.

     (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
         --------------------------------------------------------------------
         Of:
         ---
         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
         Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances, including the actions of regulators, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.

     (h) Accounting for Investments and Short-term Debt:
         ----------------------------------------------
         Investments include high credit quality, short- and intermediate-term fixed-income securities (primarily state and municipal debt
         obligations) and  equity   securities.   The  Company  classifies  its
         investments at purchase as available-for-sale or held-to-maturity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not maintain a trading portfolio.

         Securities classified as available-for-sale are carried at estimated fair market value. These securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of shareholder's equity. Securities classified as held-to-maturity are carried at amortized cost, adjusted for amortization of premiums/discounts and accretion over the period to maturity and are those which the Company has the ability and intent to hold to maturity. Interest, dividends and gains and losses realized on sales of securities are reported in Investment income.

         Short-term debt outstanding in 1995 was issued in the form of commercial paper notes payable to temporarily and partially fund certain communications acquisitions. This short-term debt was repaid with the maturity proceeds of Company investments and with proceeds from the issuance of Equity Providing Preferred Income Convertible Securities ("EPPICS," see Note 7).

     (i) Investment in Centennial Cellular Corp.:
         ---------------------------------------
         In August 1991, the Company recorded its initial investment in 102,187 shares of Centennial Cellular Corp. ("Centennial") Convertible Redeemable Preferred Stock (the "Preferred Security") at $49,842,000 and 1,367,099 shares of Centennial Class B Common Stock at $19,826,000, which in the aggregate represented the historical cost of the Company's investment in its subsidiary, Citizens Cellular Company, prior to its merger with Centennial. During 1994, the Company purchased 615,195 additional shares of Centennial Class B Common Stock for $8,613,000 pursuant to a Centennial rights offering.

         The terms of the Preferred Security provide that the Preferred Security may be converted by the holder into Centennial common stock and that it accreted a liquidation value preference through August 31, 1996 at a fixed annual dividend rate of 7.5%, compounded quarterly, until the Preferred Security reached a liquidation value preference of $186,287,000 on August 31, 1996.

         The Company recognized the non-cash accretion on the Preferred Security as it was earned in each period through August 31, 1996 as investment income and increased the book value of its investment in Centennial by the same amount. The liquidation value preference earned on the Preferred Security for 1996 and 1995 were $9,043,000 and $14,353,000, respectively. From inception through August 31, 1996, $57,837,000 of such accretion was accounted for in this manner. The Preferred Security is mandatorily redeemable on August 30, 2006.

         Commencing September 1, 1996, Centennial has the option to either (a) declare and pay or accumulate an 8.5% annual dividend on the Preferred Security's $186,287,000 liquidation value or (b) redeem the Preferred Security for $186,287,000 in cash or in Centennial common stock. The Company recorded and received $15,835,000 and $5,278,000 as dividend income from Centennial related to 1997 and 1996, respectively.

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

     (j) Income Taxes, Deferred Income Taxes and Investment Tax Credits:
         ---------------------------------------------------------------
         The Company and its subsidiaries are included in a consolidated federal income tax return. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Regulatory assets and liabilities (see Note 1(f)) include income tax benefits previously flowed through to customers and from the allowance for funds used during construction, the effects of tax law changes and the tax benefit associated with unamortized deferred investment tax credits. These regulatory assets and liabilities represent the probable net increase in revenues that will be reflected through future ratemaking proceedings. The investment tax credits relating to utility properties, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

     (k) Employee Stock Plans:
         ---------------------
         Prior to January 1, 1996, the Company accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 9).

     (l) Non Operating Gain on Sale of Subsidiary Stock:
         ----------------------------------------------
         On November 24, 1997, ELI completed an initial public offering ("IPO") of 8,000,000 shares of its Class A Common Stock at a price of $16 per share. The Company's policy is to account for sales of subsidiary stock as income statement transactions and as a result the Company recorded a pre-tax non operating gain of approximately $78,700,000 resulting from this transaction and continues to consolidate ELI. The Company retained 97.97% of the voting interest and 82.83% of the economic ownership in ELI.

     (m) Earnings Per Share:
         ------------------
         The Company  adopted the  provisions  of SFAS No.  128,  "Earnings  Per
         Share" on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". It also requires presentation of both basic and diluted EPS for net income on the face of the income statement and a separate reconciliation of both EPS amounts (see Note
         13). Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. Both Basic and Diluted EPS calculations are presented with adjustments for subsequent stock dividends. No adjustment has been made for the .75% first quarter 1998 stock dividend declared on February 19, 1998, as its effect is immaterial. All periods presented have been restated pursuant to SFAS 128.

(2)  Property, Plant and Equipment:
     -----------------------------

    The components of property, plant and equipment at December 31, 1997, 1996 and 1995 are as follows:

                                                                  1997              1996             1995
                                                              -------------     -------------     ------------
                                                                                ($ in thousands)
          Transmission and distribution facilities       $       3,205,529  $      2,923,630  $     2,641,594
          Production and generating facilities                   1,103,720           960,422          868,119
          Administrative facilities                                429,254           368,178          337,196
          Construction work in progress                            411,708           187,692          212,892
          Pumping, storage and purification facilities             132,404           122,340          107,653
          Other                                                     15,122            20,607           19,900
                                                              -------------     -------------     ------------
                                                         $       5,297,737  $      4,582,869  $     4,187,354
                                                              =============     =============     ============

(3) Mergers and Acquisitions:
    ------------------------

     In December 1997, the Company acquired Ogden Telephone Company ("Ogden") in a stock for stock transaction. The Company issued 2,308,262 shares of Common Stock to effect the merger. Ogden was an independent telephone operating company providing services to residential and commercial customers in Monroe County, New York. This transaction was accounted for using the pooling of interests method of accounting. Prior year financial statements were not restated as the amounts were not significant.

     In October 1997, the Company purchased the St. John The Baptist Parish Gas System in Louisiana, for approximately $2,100,000. This system serves 2,200 customers. This transaction was accounted for using the purchase method of accounting and the results of operations of St. John The Baptist Parish Gas System have been included in the accompanying financial statements from the date of acquisition.

     In October 1997, the Company purchased all of the outstanding stock of Gasco, Inc., now known as The Gas Company ("TGC") for approximately $100,000,000 in cash from BHP Hawaii. TGC is a gas distribution company serving approximately 66,700 customers throughout Hawaii. This transaction was accounted for using the purchase method of accounting and the results of operations of TGC have been included in the accompanying financial statements from the date of acquisition. The following pro forma financial information presents the combined results of operations of the Company and TGC as if the acquisition had occurred on January 1 of the year preceding the date of acquisition. The effects of the other acquisition described above would not significantly impact the pro forma results. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and TGC constituted a single entity during such periods.

                                                                                1997             1996
                                                                            -------------    --------------
                          ($  in   thousands,   except  for  per  share
                           amounts)
                          Revenues                                       $     1,470,000  $    1,396,000
                          Net income                                     $        14,000  $      184,000

                          Basic earnings per common share                $           .06  $          .72
                          Diluted earnings per common share              $           .06  $          .72

                                     F-10

     In December 1996, the Company acquired Conference-Call USA, Inc. ("Conference-Call") in a stock for stock transaction. Conference-Call provides nationwide conference calling services and its subsidiary, Dial, Inc. ("Dial"), provides international dial-back services. The Company issued 1,289,133 shares of common stock in exchange for all of the common and preferred stock of Conference-Call. If Conference-Call and/or Dial achieves specified financial results in future periods, the Company may be required to issue up to 1,443,299 additional shares of common stock. In February 1997, 113,785 additional shares were issued as part of this provision. This transaction was accounted for using the purchase method of accounting and the results of operations of Conference-Call have been included in the accompanying financial statements from the date of acquisition.

     During 1995 and early 1996, the Company acquired from ALLTEL ("ALLTEL") Corporation certain telecommunications properties in eight states serving approximately 110,000 local telephone access lines and certain cable television systems serving approximately 7,000 subscribers ("ALLTEL telecommunications properties"). The purchase price of the ALLTEL telecommunications properties (net of 3,600 of the Company's telephone access lines which were valued at $10,000,000 and transferred to ALLTEL in a tax free exchange) was $282,000,000. These transactions were accounted for using the purchase method of accounting and the results of operations of the ALLTEL telecommunications properties have been included in the accompanying financial statements from their respective dates of acquisition.

     In July 1995, the Company acquired Flex Communications ("Flex") in a stock for stock transaction. Flex was a switch-based, inter-exchange carrier providing long distance, 800 Inbound long-distance, voice mail, paging, private data networks and cellular services to approximately 5,500 customers in upstate New York. The Company issued 855,953 shares of Common Stock for all of the outstanding shares of Flex. This transaction was accounted for using the pooling of interests method of accounting. Prior year financial statements were not restated as the amounts were not significant.

     In March 1995, the Company acquired Douglassville Water Company ("Douglassville") for $173,000 and 31,928 shares of Common Stock. Douglassville provided water utility services in Pennsylvania to approximately 870 customers. This transaction was accounted for using the purchase method of accounting and the results of operations of Douglassville have been included in the accompanying financial statements from the date of acquisition.

     In February 1995, the Company acquired from the town of Youngtown, Arizona, for $1,192,000, the town's water and wastewater systems which served approximately 3,400 customers. This acquisition was accounted for using the purchase method of accounting and the results of operations of Youngtown have been included in the accompanying financial statements from the date of acquisition.

     The effect of the aforementioned acquisitions would not significantly impact the pro forma results presented above.

     A subsidiary of the Company, in a joint venture with a subsidiary of Century Communications Corp. ("Century"), acquired and operates three cable television systems in southern California serving 69,500 basic subscribers and has entered an agreement to acquire another 18,000 subscribers in southern California. Century is a cable television company of which Leonard Tow, the Chairman and Chief Executive Officer of the Company, is Chairman and Chief Executive Officer. In addition, Claire Tow, a director of the Company, is a Senior Vice President and a director of Century. A management board on which the Company and Century are equally represented governs the joint venture. A subsidiary of Century (the "Manager")
     manages the day-to-day  operations of the  systems.  The  Manager  does not receive a management fee but is reimbursed only for the actual costs it incurs on behalf of the joint venture. The Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of services or assets purchased for the joint venture for use in the systems. The Manager is entitled to retain any discount in excess of 5%. The Company accounts for the joint venture following the equity method of accounting. Certain of the joint venture properties are under consideration to be included in a strategic partnership with TCIC, a cable operator in California. The partnership would include combined TCIC, Century and Citizens/Century joint venture properties in southern California serving approximately 745,000 customers. The Company would retain a percentage share ownership in the partnership if the combination occurs.

(4) Investments:
    -----------

     The components of investments at December 31, 1997, 1996 and 1995 are as follows:


                                                              1997           1996          1995
                                                          ----------  ------------  ------------
                                                                      ($ in thousands)
State and municipal securities                          $    212,743  $    370,783  $    172,518
Centennial Preferred Security                                107,679       107,679        98,636
Marketable equity securities                                  75,855        58,351        57,528
Other fixed income securities                                  2,222         2,339           408
                                                          -----------    ---------     ---------
    Total                                               $    398,499  $    539,152  $    329,090
                                                          ===========    ==========    ==========

     Marketable equity securities for 1997, 1996 and 1995 include the Company's investments in Hungarian Telephone and Cable Corp. ("HTCC"), Centennial Class B Common Stock (see Note 1 (i)) and Century Class A Common Stock. The investment in the shares of Century Class A Common Stock represents approximately 2% of the total outstanding common stock of Century. The Chairman and Chief Executive Officer of the Company is also Chairman and Chief Executive Officer of Century. There were no sales of marketable equity securities in 1997 or 1996. Net realized gains on marketable equity securities included in the determination of net income for 1995 were $13,904,000. The cost of marketable equity securities sold during 1995 was $9,863,000 based on the actual cost of the shares of each security held at the time of sale. The Company recognized $22,138,000 in investment income in 1996 for guarantees and financial support provided by the Company to HTCC.

     The following summarizes the amortized cost, gross unrealized holding gains and losses and fair market value for investments.

                                                        Unrealized Holding     Aggregate Fair
Investment Classification           Amortized Cost       Gains    (Losses)      Market Value
-------------------------          ---------------      -------   ---------    --------------
                                                          ($ in thousands)
As of December 31, 1997
-----------------------
Held-To-Maturity                    $    107,679      $  78,608   $      -    $     186,287
Available-For-Sale                       284,630         19,673    (13,483)         290,820

As of December 31, 1996
-----------------------
Held-To-Maturity                    $    107,679      $ 78,608    $      -    $     186,287
Available-For-Sale                       442,834         2,903     (14,264)         431,473

As of December 31, 1995
-----------------------
Held-To-Maturity                    $    244,982      $ 79,808    $    (59)   $     324,731
Available-For-Sale                        77,485         8,422      (1,799)          84,108


     The amortized cost of held-to-maturity securities plus the aggregate fair market value of available-for-sale securities for each year presented above equals the total of investments presented in the foregoing investments table. As of December 31, 1997 all investments except the Centennial Preferred Security have been classified as available-for-sale.

     The Company sold $68,458,000 of securities classified as held-to-maturity during 1995 for the purpose of financing a portion of the acquisition of the GTE Corporation ("GTE") and ALLTEL telecommunications properties; gross realized gains on such sales for 1995 were $474,000 and gross realized losses were $8,000.

(5)  Fair Value of Financial Instruments:
     -----------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1997, 1996 and 1995. For the other financial instruments, representing cash and cash equivalents, accounts and notes receivables, short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                         1997                          1996                       1995
                                   ---------------------    --------------------------    -------------------------
                                  Carrying                     Carrying                   Carrying
                                  Amount      Fair Value       Amount      Fair Value     Amount         Fair Value
                                  --------    ----------     -----------   -----------    ----------     ----------
                                                                  ($ in thousands)

Investments                   $   398,499     $  477,107  $     539,152  $     617,760  $     329,090  $      408,839
Long-term debt                  1,706,532      1,786,622      1,509,697      1,532,251      1,187,000       1,263,000
EPPICS                            201,250        192,194        201,250        192,194              -               -

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

(6)  Long-term Debt:
     --------------

                                         Weighted average
                                         interest rate at                                  December 31,
                                         December 31, 1997   Maturities        1997             1996           1995
                                         -----------------  -----------    -----------   -------------   -------------
                                                                          ($ in thousands)
   Debentures                                  7.34%       2001 - 2046   $   1,000,000   $    1,000,000  $     700,000
   Industrial development revenue bonds        5.04%       2015 - 2032         439,277          391,789        374,089
   Rural Utilities Service Loan Contracts      5.93%       2000 - 2027          87,053           77,909         71,609
   Commercial paper notes payable              5.94%            -               68,000                -         16,100
   ELI bank credit facility                    6.05%           2002             60,000                -              -
   Senior unsecured notes                      8.05%           2012             36,000           36,000         23,000
   Other long-term debt                        6.27%       1998 - 2027          16,202            3,999          2,202
                                                                            ------------    ------------    -------------
          Total long-term debt                                           $   1,706,532   $    1,509,697  $   1,187,000

                                                                            ============    ============    =============

     The total principal amounts of industrial development revenue bonds at December 31, 1997, 1996 and 1995 were $480,195,000, $422,780,000 and
     $406,080,000, respectively. Industrial development revenue bond funds issued are held by a trustee until used for payment of qualifying construction. The amounts presented in the table above represent funds that have been used for construction through December 31, 1997, 1996 and 1995, respectively.

     On December 31, 1997, certain commercial paper notes payable were classified as long-term debt because the obligations are expected to be refinanced with long-term debt securities. On December 31, 1995, certain commercial paper notes payable were classified as long-term debt because the obligations were refinanced with long-term debt securities.

     The Company has available lines of credit with commercial banks in the amounts of $400,000,000 and $200,000,000, which expire on December 9, 1998 and December 16, 2003, respectively, and have associated facility fees of one-thirty third of one percent (0.03%) per annum and one-twentieth of one percent (0.05%) per annum, respectively. The terms of the lines of credit provide the Company with extension options. Electric Lightwave, Inc. ("ELI"), a subsidiary of the Company, arranged for a $400,000,000 revolving credit facility which is guaranteed by the Company and expires November 21, 2002. The credit facility has an associated facility fee of one-twentieth of one percent (0.05%) per annum.

      The installment principal payments and maturities of long-term debt for the next five years are as follows:

                                            1998         1999        2000         2001        2002
                                            ----         ----        ----         ----        ----
                                                              ($ in thousands)
       Installment principal  payments  $    5,182  $     5,370  $   4,817    $    4,438  $     4,611
       Maturities                            1,509            -        274        50,000       60,000
                                           --------     --------    --------     --------     --------
                                        $    6,691  $     5,370  $   5,091    $   54,438  $    64,611
                                           ========     ========    ========     ========     ========

     Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is April 1, 2001 for $14,400,000 of principal amount of bonds. The Company expects to remarket all such bonds which are tendered. In the years 1997, 1996 and 1995, respectively,
     interest payments on short-term and  long-term  debt  were   $112,127,000,
     $93,274,000 and $78,659,000.

(7)  Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------

     During the first quarter of 1996 a consolidated wholly-owned subsidiary of the Company, Citizens Utilities Trust (the "Trust"), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 ("Trust Convertible Preferred Securities" or "EPPICS"), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of
     $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the
     "Partnership"). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from the Company $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures Due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and the Company's Convertible Subordinated Debentures are substantially all the assets of the Partnership. The Company's obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities. The $196,722,000 of net proceeds from the issuances was used to permanently fund a portion of the acquisition of telecommunications properties.

     In accordance with the terms of the issuances, the Company paid the 5% interest on the Convertible Subordinated Debentures in Citizens' Common Stock. During 1997, 986,579 shares of Common Stock were issued to the Partnership in payment of interest of which 952,007 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 34,572 shares of Common Stock were distributed by the Partnership to the Trust. During 1996, 709,748 shares of Common Stock Series A were issued to the Partnership in payment of interest of which 654,119 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 55,629 shares of Common Stock Series A were distributed by the Partnership to the Trust. The Trust distributed the cash and shares as dividends to the holders of the EPPICS in both 1997 and 1996.

(8)  Capital Stock:
     -------------

     The common stock of the Company had consisted of two series, Series A and Series B. On August 25, 1997, the Board voted to convert the shares of Series A Common Stock into Series B Common Stock at a ratio of one share of Series B Common Stock for each share of Series A Common Stock. The results of this conversion was one class of stock. The consolidated financial statements give retroactive effect to the aforementioned conversion. The Company is authorized to issue up to 600,000,000 shares of Common Stock Series B. Quarterly stock dividends are declared and issued on Series B Common Stock and shareholders have the option of enrolling in the "Series B Common Stock Dividend Sale Plan." The Plan offers shareholders the opportunity to have their stock dividends sold by the Plan Broker and the net cash proceeds of the sale distributed to them quarterly.

     The amount and timing of dividends payable on Common Stock are within the sole discretion of the Company's Board of Directors. The Board of Directors reviews alternative stock dividend cash equivalents and associated stock dividend rates each quarter in order to determine and declare a prudent stock dividend rate in light of the Company's actual and forecasted financial position and results of operations, as well as dividend yields of comparable communications and public services companies.

Quarterly and annual stock dividend rates declared and annual stock dividend cash equivalents (adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1997, and rounded to the nearest 1/16) considered by the Board have been as follows:

                                                                    Dividend Rates
                                                      -------------------------------------------
                                                            1997           1996           1995
                                                            ----           ----           ----
                              First quarter                1.6 %          1.6 %          1.5 %
                              Second quarter               1.6 %          1.6 %          1.5 %
                              Third quarter                1.0 %          1.6 %          1.6 %
                              Fourth quarter               1.0 %          1.6 %          1.6 %
                                                          -----          -----          -----
                                Total                      5.2 %          6.4 %          6.2 %
                                                          =====          =====          =====
                                Compounded Total           5.30%          6.56%          6.35%
                                                          =====          =====          =====

                                Cash Equivalent           52 13/16 cent   68 1/8 cent  64 3/8 cent


     The Board of Directors declared a first quarter 1998 stock dividend at the rate of .75% with consideration of a 71/16 cent stock dividend cash equivalent. The lower third and fourth quarter 1997 and first quarter 1998 stock dividend cash equivalents and stock dividend rates reflect the Board of Directors decision to declare dividends more reflective of the Company's financial performance and with consideration of the impact on retained earnings of the Company's second quarter 1997 charges to earnings and the dividend yields of comparable communications and public services companies.

     On January 30, 1995, the Company, pursuant to an underwritten public offering, issued 19,000,000 shares of its Common Stock Series A at an issuance price of $133/8 per share (not adjusted for subsequent stock dividends). The $244,200,000 of net proceeds from the issuance was used to permanently fund a portion of the acquisition of telecommunications properties.

     In May 1997, 1996 and 1995, the Board of Director's authorized the buyback of up to $75,000,000, $75,000,000 and $50,000,000, respectively, of Common
     Stock solely for purposes of funding the Company's stock dividend policy. The Company purchased 4,904,000 shares at a cost of $48,552,000 in 1997, 6,554,000 shares at a cost of $75,481,000 in 1996 and 1,865,000 shares at a cost of $22,028,000 in 1995. All purchased shares have been used to pay stock dividends.

     The activity in shares of outstanding common stock during 1997, 1996 and 1995 is summarized as follows:

                                                                      Number of Shares
                                                                      ----------------
         Balance at January 1, 1995                                     193,472,000
               Acquisitions                                                 888,000
               Common stock issuance                                     19,000,000
               Common stock dividends                                    13,597,000
               Common stock buybacks to fund stock dividends             (1,865,000)
               Stock plans                                                2,495,000
                                                                       ---------------
         Balance at December 31,1995                                    227,587,000
               Acquisition                                                1,289,000
               Common stock dividends                                    14,803,000
               Common stock issued to fund EPPICS dividends                 710,000
               Common stock buybacks to fund stock dividends             (6,554,000)
               Stock plans                                                1,313,000
                                                                       ---------------
         Balance at December 31, 1996                                   239,148,000
               Acquisitions                                               2,417,000
               Common stock dividends                                    12,591,000
               Common stock issued to fund EPPICS dividends                 986,000
               Common stock buybacks to fund stock dividends             (4,904,000)
               Stock plans                                                  756,000
                                                                      ---------------
         Balance at December 31, 1997                                   250,994,000
                                                                       ==============

     The Company has 50,000,000 authorized but unissued shares of preferred stock ($.01 par).

     (9) Stock Plans:
         -----------

         At December 31, 1997, the Company had four stock based compensation plans and ELI had one stock based plan which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the employee stock plans. Accordingly, no compensation cost has been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan ("MEIP"), Equity Incentive Plan ("EIP"), Employee Stock Purchase Plan ("ESPP") or ELI Equity Incentive Plan ("ELI EIP"). Compensation cost recognized for the Directors' Deferred Fee Equity Plan was $352,017 in 1997, $161,231 in 1996, and $71,293 in 1995. Had the Company determined compensation cost based on the fair value at the grant date for its MEIP, EIP, ESPP and ELI EIP under SFAS 123, the Company's pro forma Net income and Net income per share would have been as follows:

                                                                 1997         1996         1995
                                                                 ----         ----         ----
                                                                        ($ in thousands)
                       Net Income              As reported      $10,100       $178,660    $159,536
                                               Pro forma          7,374        176,662     159,022

                       Net Income per share    As reported:
                                                  Basic            $.04           $.70        $.66
                                                  Diluted           .04            .70         .65
                                               Pro forma:
                                                  Basic            $.03           $.70        $.65
                                                  Diluted           .03            .69         .65

         Pro forma net income reflects only the vested portion of options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma amounts above because pro forma compensation cost only includes costs associated with the vested portion of options granted pursuant to the MEIP, EIP, ESPP and ELI EIP on or after January 1, 1995.

                        Management Equity Incentive Plan
                        ---------------------------------
         Under the MEIP, awards of the Company's Common Stock Series B may be granted to eligible officers, management employees and non-management exempt employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.

         The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% (12,550,000 as of December 31, 1997) of the Company's common stock outstanding . No awards will be granted more than 10 years after the effective date (June 22, 1990) of the MEIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

         Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

     The following summary of shares subject to option under the MEIP presents option share activity adjusted for subsequent stock dividends.

                                                         Shares           Weighted
                                                       Subject to      Average Option
                                                         Option       Price Per Share
                                                    --------------    ---------------
Balance at January 1, 1995                             8,771,000            $11.30
    Options granted                                      110,000              9.86
    Options exercised                                   (291,000)             6.02
    Options canceled or lapsed                          (121,000)            12.62
                                                    --------------
Balance at December 31, 1995                           8,469,000             11.44
    Options granted                                    2,993,000             10.86
    Options exercised                                   (381,000)             6.87
    Options canceled or lapsed                          (587,000)            11.57
                                                    --------------
Balance at December 31, 1996                          10,494,000             11.36
    Options granted                                    1,593,000              8.79
    Options exercised                                   (103,000)            11.13
    Options canceled or lapsed                          (613,000)            11.36
                                                    --------------
Balance at December 31, 1997                          11,371,000            $11.05
                                                    ==============

     The following table summarizes information about shares subject to options under the MEIP at December 31, 1997.

                                      Options Outstanding                                        Options Exercisable
------------------------------------------------------------------------------------    -----------------------------------
                                                                   Weighted- Average
       Number            Range of            Weighted-Average          Remaining           Number          Weighted-Average
      Outstanding     Exercise Prices         Exercise Price         Life in Years      Exercisable         Exercise Price
      -----------     ---------------        ----------------      -----------------    ------------       ----------------
           13,000        $ 3 - 5                 $  4                      7                  13,000           $  4
        2,344,000          7 - 9                    8                      8                 751,000              8
        4,153,000          9 - 11                  11                      8               1,552,000             11
        2,927,000         11 - 13                  11                      5               2,887,000             11
        1,934,000         13 - 15                  14                      6               1,696,000             14
       ----------                                                                       ------------
       11,371,000        $ 3 - 15                $ 11                      7               6,899,000           $ 12
       ==========                                                                       ============

     The weighted-average fair value of options granted during 1997, 1996, and 1995 were $4.23, $4.61 and $4.67, respectively. For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                           1997          1996          1995
                                           ----          ----          ----
          Dividend yield                     -             -             -
          Expected volatility               32%            20%           20%
          Risk-free interest rate         6.13%          5.63%         6.27%
          Expected life                 7 years        7 years       7 years

     During 1996 and 1995, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock. The number of shares issued as restricted stock awards during 1996 and 1995 were 550,007 and 10,352, respectively (adjusted for subsequent stock dividends). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. The restrictions lapse over six-month through three-year periods. At December 31, 1997, 550,007 shares (adjusted for subsequent stock dividends) of restricted stock were outstanding.

                              Equity Incentive Plan
                              ---------------------
     On May 23, 1996, the shareholders of the Company approved the EIP. Under the EIP, awards of the Company's Common Stock may be granted to eligible officers, management employees and non-management employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The EIP is administered by the Compensation Committee of the Board of Directors.

     The maximum number of shares of common stock which may be issued pursuant to awards at any time is 11,300,000 shares, which may be adjusted for subsequent stock dividends. No awards will be granted more than 10 years after the effective date (May 23, 1996) of the EIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

     Under the terms of the EIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following summary of shares subject to option under the EIP presents option share activity adjusted for subsequent stock dividends.

                                                     Shares         Weighted Average
                                                    Subject to       Option Price Per
                                                     Option               Share
                                                 -------------     ------------------
Balance at December 31, 1996                               -           $       -
    Options granted                                2,132,000                8.81
    Options canceled or lapsed                        (3,000)               8.79
                                                  =============
Balance at December 31, 1997                       2,129,000           $    8.81
                                                  =============

     The following table summarizes information about shares subject to options under the EIP at December 31, 1997.

                               Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------     -------------------------------
                                                        Weighted- Average
    Number          Range of        Weighted-Average         Remaining           Number      Weighted-Average
 Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
--------------- ---------------     ----------------    -----------------     -----------    ----------------
     2,031,000     $  8 -   9           $  9                     9                       -       $   -
        56,000        9 - 10               9                     9                       -           -
        21,000       10 - 11              11                     9                  21,000           11
        21,000       11 - 12              11                     9                       -           -
---------------                                                               -------------
     2,129,000     $  8 - 12            $  9                     9                  21,000       $   11
===============                                                               =============

     The weighted-average fair value of options granted during 1997 was $4.25. For purposes of the pro forma calculation under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997:

                                                1997
                                             --------
             Dividend yield                         -
             Expected volatility                  32%
             Risk-free interest rate            6.14%
             Expected life                    7 years

     During 1997, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock Series B. The number of Series B shares issued as restricted stock awards during 1997 were 22,341 (adjusted for subsequent stock dividends). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. The restrictions lapse over one through three-year periods. At December 31, 1997, 22,341 shares (adjusted for subsequent stock dividends) of restricted stock were outstanding.

                          Employee Stock Purchase Plan
                          ----------------------------
     The Company's ESPP was approved by shareholders on June 12, 1992 and amended on May 22, 1997. Under the ESPP, eligible employees of the Company and its subsidiaries may subscribe to purchase shares of Common Stock at the lesser of 85% of the mean between the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of the Company. As of December 31, 1997, there were 6,218,530 shares of Common Stock reserved for issuance under the ESPP. These shares will be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all 6,218,530 shares reserved have been subscribed for, unless terminated earlier or extended by the Board of Directors. The ESPP is administered by the 1992 Employee Stock Purchase Plan Committee of the Board of Directors. As of December 31, 1997, the number of employees participating in the ESPP was 2,318 and the total number of shares subscribed for under the ESPP was 1,982,578. For purposes of the pro forma calculation under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following assumptions for subscription periods beginning in 1997, 1996 and 1995:

                                             1997          1996          1995
                                             ----          ----          ----
         Dividend yield                         -             -             -
         Expected volatility                  32%           20%           20%
         Risk-free interest rate            5.45%         5.29%         5.56%
         Expected life                   6 months      6 months      6 months

     The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $3.05, $3.47 and $3.54, respectively.

                            ELI Equity Incentive Plan
                            -------------------------
     On October 22, 1997, the Board of Directors Compensation Committee of ELI approved and adopted the ELI EIP which authorizes, among other things, the grant of incentive stock options, nonqualified stock options, stock appreciation rights or combinations thereof and restricted stock. The exercise price for such awards shall be determined by the Compensation Committee of the Board of Directors at the date of grant. The exercise period for such awards is generally 10 years from the date of grant with a vesting period of three years. ELI has reserved 4,170,600 shares for issuance under the terms of the plan. On November 24, 1997, ELI granted 2,326,000 options of ELI Class A Common Stock exercisable at $16 per share under the terms of the ELI EIP.

     For purposes of the pro forma calculation under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option-pricing model with the following assumptions for subscription periods beginning in 1997:

                                                   1997
                                                 -------
                Dividend yield                         -
                Expected volatility                  13%
                Risk-free interest rate            5.87%
                Expected life                    7 years

     The weighted-average fair value of those options granted in 1997 was $5.13.

     During 1997, ELI granted restricted stock awards to key employees in the form of the ELI Class A Common Stock. The number of shares issued as restricted stock awards during 1997 were 535,000. Subsequently, 15,000 shares were returned and canceled. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. The restrictions lapse over one through three-year periods, however, the restrictions on one-third of the stock will not lapse until ELI achieves $100,000,000 of annual revenues, the restrictions on the second one-third of the stock will not lapse until ELI achieves $125,000,000 of annual revenues, and the restrictions on the last one-third of the stock will not lapse until ELI achieves $155,000,000 of annual revenues. At December 31, 1997, 520,000 shares of restricted stock were outstanding and ELI had not reached the $100,000,000 revenue requirement.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
     The Company's non-employee Directors' Deferred Fee Equity Plan (the "Directors' Plan") was approved by shareholders on May 19, 1995 and subsequently amended. The Directors' Plan includes an Option Plan, a Stock Plan and a Formula Plan. Through the Option Plan, an eligible director may elect to receive up to $30,000 per annum of his or her director's fees for a period of up to five years in the form of options to purchase Company common stock, the number of such options being equal to such fees divided by 20% of the fair market value of Company common stock on the effective date of the options and are exercisable at 90% of the fair market value of company common stock on the effective date of the options. Through the Stock Plan, an eligible director may elect to receive all or a portion of his or her director's fees in the form of Plan Units, the number of such Plan Units being equal to such fees divided by the fair market value of Company common stock on certain specified dates. The Formula Plan provides each Director of the Company options to purchase 5,000 shares of common stock on the first day of each year beginning in 1997 and continuing through 2002 regardless of whether the Director is participating in the Option Plan or Stock Plan. In addition, on September 1, 1996, options to purchase 2,500 shares of common stock were granted to each Director. The exercise price of the options are 100% of the fair market value on the date of grant and the options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In the event of termination of Directorship, a Stock Plan participant will receive the value of such Plan Units in either stock or cash or installments of cash as selected by the Participant at the time of the related Stock Plan election. As of any date, the maximum number of shares of common stock which the Plan may be obligated to deliver pursuant to the Stock Plan and the maximum number of shares of common stock which shall have been purchased by Participants pursuant to the Option Plan and which may be issued pursuant to outstanding options under the Option Plan shall not be more than one percent (1%) of the total outstanding shares of Common Stock of the Company as of such date, subject to adjustment in the event of changes in the corporate structure of the Company affecting capital stock. There are currently 11 directors participating in the Directors' Plan. In 1997, the total Options and Plan Units earned were 183,277, and 18,263, respectively (adjusted for subsequent stock dividends). In 1996, the total Options and Plan Units earned (adjusted for subsequent stock dividends) were 155,435, and 15,125, respectively. In 1995, the total Options and Plan Units earned (adjusted for stock dividends) were 106,162, and 7,129, respectively. At December 31, 1997, 368,813 options were exercisable at a weighted average exercise price of $10.72.

(10) Charges to Earnings:
     -------------------

     In 1996 and early 1997 the Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace. This strategy included the initiation and expansion of long distance services which, in combination with other enhanced service offerings, would enable the Company to offer an integrated package of products and services.

     Late in 1996, the Company began the transition of its long distance network primarily to fixed cost leases, in order to achieve the lowest cost of providing long distance service. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's market share. The increase in revenues resulting from this growth strategy, though significant, did not offset the resulting increase in incremental expenses from the branding, sales, and marketing initiatives. As a result, the Company's long distance service operations generated unexpected losses during the first half of 1997 which had an adverse impact on the Company's earnings and cash flow. During the second quarter 1997 management re-evaluated this growth strategy in light of this continuing impact on earnings and cash flow.

     In connection with the re-evaluation of the Company's communications growth strategy, the Company recorded $34,600,000 of charges to earnings in the second quarter relating to the curtailment of certain long distance service operations. These charges include expenses and costs associated with the Communications sector workforce reductions, the curtailment of sales and marketing initiatives and the termination of fixed cost network leases associated with the reconfiguration of the Company's network cost structure from fixed to variable, as well as an additional reserve for uncollectible accounts receivable.

     After reviewing its employee benefit plans to determine if such plans were competitive with those provided in the industry, the Company decided to curtail certain of its employee benefit plans. This decision required a reassessment of the recoverability of certain related regulatory assets that were expected to be recovered in rates in the Company's current regulatory environment. The curtailment decision and assessment of recoverability required the Company to record a second quarter charge to earnings of approximately $34,700,000.

     In 1995, the Company, through a strategic partnership began developing software and building new customer care and billing systems that would be used for all of the Company's local exchange telephone properties. As of June 30, 1997, the Company's Tennessee and New York local exchange telephone properties were using these customer care and billing systems. After reviewing the costs to develop this software and build these systems and the incremental billing and customer care requirements placed on local exchange companies by the Telecommunications Act of 1996 and subsequent Federal Communications Commission orders, the Company determined that it was not probable that all of the costs would be recoverable in the Company's rates. As a result, the Company recorded a $67,400,000 charge to second quarter earnings.

     During the second quarter of 1997, the public utility commissions in the states of Vermont, New York and Arizona issued orders which required the Company to record $47,200,000 of charges to earnings. These orders affected the Company's electric, communications and water properties. More specifically, the Vermont order required refunds to customers and deemed certain regulatory assets no longer recoverable. The New York order required the Company to record an expense and liability for amounts paid by ratepayers to GTE Corporation ("GTE") to fund postretirement benefits prior to Citizens' acquisition of its New York local exchange properties from GTE. The Arizona order disallowed recovery of certain property, plant and equipment.

     Also, in the second quarter, the Company recorded $13,400,000 of charges to earnings related to certain accounting policy changes related to ELI in anticipation of its IPO and for certain other adjustments. During the fourth quarter of 1997 ELI completed its IPO.

     Based  on  the   aforementioned,   the   Company   recorded   approximately
     $197,300,000 of charges to earnings in the second quarter as follows:

                                                                                           ($ in thousands)
                                                                                            --------------
                         Curtailment of certain long distance service operations              $  34,600
                         Benefit plan curtailments and related regulatory assets                 34,700
                         Telecommunications information systems and software                     67,400
                         Regulatory commission orders                                            47,200
                         Other                                                                   13,400
                                                                                               --------
                             Total                                                             $197,300
                                                                                               ========

(11) Non Operating Gain on Sale of Subsidiary Stock:
     ----------------------------------------------

     On November 24, 1997, ELI completed an IPO of 8,000,000 shares of its Class A Common Stock at a price of $16 per share. The Company recorded a pre-tax non operating gain of approximately $78,700,000 resulting from this transaction and continues to consolidate ELI. The Company retained 97.97% of the voting interest and 82.83% of the economic ownership in ELI.

(12) Income Taxes:
     ------------

     The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                                         1997           1996         1995
                                                                    -----------    -----------    ------------
Consolidated tax provision at federal statutory rate                     35.0%          35.0%        35.0%
State income tax provisions, net of  federal income tax                   8.9%           0.5%         2.1%
benefit
Allowance for funds used during construction                             (4.4%)         (2.0%)       (2.3%)
Nontaxable investment income                                            (20.5%)         (1.7%)       (1.7%)
Amortization of investment tax credits                                   (7.6%)         (0.7%)       (0.9%)
Flow through depreciation                                                18.2%           1.6%         1.1%
All other, net                                                            1.5%          (1.2%)       (3.8%)
                                                                    -----------    -----------    ------------
                                                                         31.1%          31.5%        29.5%
                                                                    ===========    ===========    ============

     As of December 31, 1997, 1996 and 1995, accumulated deferred income taxes amounted to $408,310,000, $334,117,000 and $298,424,000, respectively, and the unamortized deferred investment tax credits amounted to $12,398,000, $13,858,000, and $15,670,000, respectively. Income taxes paid during the year were $17,765,000, $22,525,000, and $39,425,000 for 1997, 1996 and
     1995, respectively.

     The components of the net deferred income tax liability at December 31, are as follows:

                                                             1997         1996           1995
                                                             ----         ----           ----
                                                                    ($ in thousands)

Deferred income tax liabilities:
-------------------------------
     Property, plant and equipment basis differences  $     338,170  $    285,673  $     246,128
     Regulatory assets                                       76,504        63,447         63,871
     Other, net                                              20,101        14,469         22,741
                                                                        ----------
                                                         -----------                  -----------
                                                            434,775       363,589        332,740
                                                         -----------    ----------    -----------
Deferred income tax assets:
--------------------------
     Regulatory liabilities                                   9,236        10,076         12,415
     Deferred investment tax credits                          4,831         5,538          6,231
                                                         -----------    ----------    -----------
                                                             14,067        15,614         18,646
                                                         -----------    ----------    -----------
       Net deferred income tax liability              $     420,708  $    347,975  $     314,094
                                                         ===========    ==========    ===========

     The provision for federal and state income taxes, as well as the taxes charged or credited to Shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

                                                                                     1997         1996           1995
                                                                                     ----         ----           ----
                                                                                              ($ in thousands)
Income taxes charged (credited) to the income statement
-------------------------------------------------------
Current:

   Federal                                                                   $     13,658  $     19,775   $     13,297
   State                                                                               38        (3,256)         1,014

                                                                                ----------    -----------    ------------
        Total current                                                              13,696        16,519         14,311
                                                                                ----------    -----------    ------------
Deferred:
   Federal                                                                         (7,900)       64,895         48,168
   Investment tax credits                                                          (1,740)       (1,865)        (2,057)
   State                                                                            3,101         5,388          6,395
                                                                                ----------    -----------    ------------
       Total deferred                                                              (6,539)       68,418         52,506
                                                                                ----------    -----------    ------------
                                                                                    7,157        84,937         66,817
                                                                                ----------    -----------    ------------
Income tax benefit on dividends on convertible preferred securities
Current:
   Federal                                                                         (3,344)       (3,149)             -
   State                                                                             (508)         (479)             -
                                                                                ----------    -----------    ------------
         Total                                                                     (3,852)       (3,628)             -
                                                                                ----------    -----------    ------------
         Income taxes charged to the income statement (a)                           3,305        81,309         66,817
                                                                                ----------    -----------    ------------

Income taxes charged  (credited) to  shareholders'  equity
----------------------------------------------------------
Deferred income taxes (benefits) on unrealized gains or losses
 on securities classified as available-for-sale                                     6,718        (6,884)        (3,052)
Current benefit arising from stock options exercised                                 (164)         (345)          (406)
                                                                                ----------    -----------    ------------
         Income taxes charged (credited) to shareholders' equity (b)                6,554        (7,229)        (3,458)
                                                                                ==========    ===========    ============
Total income taxes (a) plus (b)                                              $      9,859  $     74,080   $     63,359
                                                                                ==========    ===========    ============


     The Company's alternative minimum tax credit as of December 31, 1997 is $78,013,000 which can be carried forward indefinitely to reduce future regular tax liability. Such amount is included as a debit against accrued income taxes.

(13) Earnings Per Share:
     ------------------

     The reconciliation of the earnings per share calculation required by SFAS 128 for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   -------------------------------
                                                              ($ in thousands, except for per share amounts)
                                                          Per                              Per                             Per
                                     Income     Shares   Share       Income     Shares    Share      Income     Shares    Share

                                     ------     ------   -----       ------     ------    -----      ------     ------    -----
       Net Income:
         Basic EPS                   $10,100    252,563  $ .04      $178,660    253,592   $.70       $159,536    243,109  $.66
         Effect of dilutive options        -        581    .00             -        779    .00              -      1,172   .01
         Diluted EPS                 $10,100    253,144  $ .04      $178,660    254,371   $.70       $159,536    244,281  $.65

     All share amounts represent weighted average shares outstanding for each respective period. All per share amounts have been adjusted for subsequent stock dividends. No adjustment has been made for the 0.75% first quarter 1998 stock dividend declared on February 19, 1998, as its effect is immaterial. Certain instruments were not included in the Diluted EPS calculation as their effect was antidilutive.

(14) Segment Information:
     -------------------

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                             1997             1996             1995
                                                       ------------    --------------   --------------
                                                                          ($ in thousands)
Communications:
--------------
    Revenues                                          $     802,589    $     752,209    $     599,177
    Operating income (loss)                                  (5,921)         230,504          190,595
    Depreciation                                            175,363          148,022          114,218
    Capital expenditures, net                               263,011          184,041          113,657
    Assets                                                2,379,936        2,206,092        1,973,198

 CLEC:
 ----
    Revenue                                           $      57,743    $      34,098    $      17,570
    Operating loss                                          (44,860)         (23,967)         (16,399)
    Depreciation                                             11,167            5,549            6,390
    Capital expenditures, net                               124,549           41,607           27,405
    Assets                                                  359,962          206,290          124,079

 Public Services:
 ---------------

    Natural Gas:
    -----------
      Revenues                                        $     252,098    $     239,619    $     197,902
      Operating income                                       29,200           33,756           25,874
      Depreciation                                           15,587           10,953           12,155
      Capital expenditures, net                              47,880           27,691           28,659
      Assets                                                530,696          381,740          344,036

    Electric:
    --------
      Revenues                                        $     191,470    $     192,297    $     175,351
        Operating income                                     13,723           24,805           30,060
      Depreciation                                           22,195           18,718           17,035
      Capital expenditures, net                              23,544           24,591           32,849
      Assets                                                492,926          482,194          487,893

    Water and Wastewater:
    --------------------
      Revenues                                        $      89,719    $      88,294    $      79,032
      Operating income                                       23,700           30,588           24,043
      Depreciation                                           11,500           10,491            9,137
      Capital expenditures, net                              32,171           21,048           27,958
      Assets                                                556,559          511,628          505,851

     In the second quarter of 1997, the Company recorded approximately $197,300,000 of pre-tax charges to earnings (see Note 10). The operating income (loss) amounts above, in the aggregate, reflect approximately $191,100,000 of the $197,300,000 of pre-tax charges to earnings. Of the $191,100,000, $142,700,000 is allocated to Communications, $10,800,000 to
     CLEC, $12,700,000 to Natural Gas, $22,100,000 to Electric and $2,800,000 to
     Water and Wastewater.

(15) Quarterly Financial Data (unaudited):
     ------------------------------------


                                                                             Net Income      Net Income (Loss) Per Share
                                                                             -----------     ---------------------------
                                                           Revenues             (Loss)          Basic          Dilutive
                                                           ----------        -----------     ----------------- ---------
                 1997                                              ($ in thousands)
                 ----
                 First quarter                             $375,091             $30,584           $.12            $.12
                 Second quarter                             308,857            (123,175)          (.49)           (.49)
                 Third quarter                              338,802              23,507            .09             .09
                 Fourth quarter                             370,868              79,184            .32             .31

                                                                                                    Net Income Per Share
                                                                                                    --------------------
                                                           Revenues           Net Income            Basic       Dilutive
                                                           --------           ----------            -------     --------
                 1996                                           ($ in thousands)
                 ----
                 First quarter                             $329,138             $38,856           $.15            $.15
                 Second quarter                             318,128              46,251            .18             .18
                 Third quarter                              319,959              46,032            .18             .18
                 Fourth quarter                             339,292              47,521            .19             .19

     Second quarter 1997 results include approximately $197,300,000 pre-tax ($135,164,000 after tax) charges to earnings recorded during that period (see Note 10). Fourth quarter 1997 results include a $78,700,000 pretax non operating ($51,197,000 after tax) gain on the sale of subsidiary stock (see
     Note 11).

     The quarterly net income (loss) per share amounts are rounded to the nearest cent. Annual earnings per share may vary depending on the effect of such rounding.

(16) Supplemental Cash Flow Information:
     ----------------------------------

     The following is a schedule of net cash provided by operating activities for the years ended December 31, 1997, 1996 and 1995:

                                                                                  1997           1996            1995
                                                                                  ----           ----            ----
                                                                                             ($ in thousands)
Net income                                                                  $    10,100   $   178,660    $    159,536
Adjustments to reconcile net income to net cash provided by
      operating activities:
   Depreciation expense                                                         235,812       193,733         158,935
   Non cash write-off                                                           153,348        17,321               -
   Gain on sale of subsidiary stock                                             (78,734)            -               -
   HTCC non cash investment income                                                    -       (21,692)              -
   Centennial non cash investment income                                              -        (9,043)        (14,353)
   Allowance for equity funds used during construction                           (6,881)       (8,704)        (10,545)
   Deferred income tax and investment tax credit                                 (6,373)       68,418          52,506
   Change in operating accounts receivable                                      (35,560)      (46,342)        (22,684)
   Change in accounts payable and Other                                         (36,881)       35,806          30,696
   Change in accrued taxes and interest                                          (3,498)       (4,997)         (6,923)
   Change in other assets                                                          (901)      (27,979)         (8,557)
                                                                               ----------    -----------    ------------
        Net cash provided by operating activities                           $   230,432   $   375,181    $    338,611
                                                                               ==========    ===========    ============

     In conjunction with the acquisitions described in Note 3 the Company assumed debt of $8,400,000 and $13,000,000, in 1997 and 1996, respectively, at weighted average interest rates of 6.2% and 8.05%, respectively.

(17) Retirement Plans:
     -----------------

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

     Pension costs for 1997, 1996 and 1995 are comprised of the following components:

                                                     1997            1996          1995
                                                     ----            ----          ----
                                                            ($ in thousands)
Service cost                                   $     8,815    $     7,896   $     6,549
Interest cost on projected benefit obligation       12,978         11,309        10,735
Return on plan assets                              (13,764)       (11,268)      (11,784)
Net amortization and deferral                          865            488           335
                                                  -----------    ----------    -----------
Net pension cost                               $     8,894    $     8,425   $     5,835
                                                  ===========    ==========    ===========



     The  following  table sets forth the plan's  benefit  obligations  and fair values of plan assets as of December 31, 1997, 1996 and 1995.
                                                            1997           1996            1995
                                                            ----           ----            ----
                                                                    ($ in thousands)
Projected benefit obligation                          $   (208,520)  $    (151,507) $    (145,008)
                                                         ===========    ===========    =============

Accumulated benefit obligation:
   Vested                                             $   (131,426)  $     (87,089) $     (86,260)
   Non vested                                               (8,797)         (9,886)       (14,107)
                                                         -----------    -----------    -------------
       Total accumulated benefit obligation           $   (140,223)  $     (96,975) $    (100,367)
                                                         ===========    ===========    =============

Plan assets at fair value                             $     201,834  $     151,100  $     133,700
                                                         ===========    ===========    =============

     Assumptions used in the computation of pension costs/ year end benefit obligations were as follows:

                                                        1997             1996              1995
                                                        ----             ----              ----
Discount rate                                        8.0%/7.5%         7.5%/ 8.0%       8.25%/ 7.5%
Expected long-term rate of return on plan assets      8.5%/N/A         8.0%/ N/A        8.75%/ N/A
Rate of increase in compensation levels              4.0%/4.0%         4.0%/ 4.0%       4.5 %/ 4.0%


                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     The Company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. During 1997, in conjunction with the Company's elimination of its retiree medical and dental plans for all non-union employees who were not eligible to retire, the Company accounted for a negative plan amendment and a curtailment in accordance with SFAS 106, "Employee's Accounting for Postretirement Benefits Other than Pensions". The following table, including the curtailment charge for 1997, sets forth the components of the net periodic postretirement benefit costs, for the years ended December 31, 1997, 1996, and 1995:

                                                      1997        1996          1995
                                                   -------     --------      -------
                                                             ($ in thousands)
Service cost                                         1,513   $   1,786     $    2,038
Interest cost on the projected benefit obligation    3,878       3,692          4,023
Amortization of transition obligation                1,038       1,038          1,038
Other                                               (1,063)       (489)           467
Curtailment charge                                   8,814           -             -
                                                   ---------    ---------    --------
Net periodic postretirement benefit cost            14,180   $   6,027     $    7,566
                                                   =========    =========    ========

     The following table, including the effect of the negative plan amendment and curtailments for 1997, sets forth the plan's benefit obligations and the postretirement benefit liability recognized on the Company's balance sheets at December 31, 1997, 1996 and 1995:

                                                                1997          1996            1995
                                                                ----          ----            ----
                                                                        ($ in thousands)
Accumulated postretirement benefit obligation:
   Retirees                                                $  (21,585)   $    (18,990)   $    (19,736)
   Fully eligible active plan participants                     (9,808)         (9,049)         (9,964)
   Other active plan participants                             (17,717)        (21,876)        (30,304)
                                                             -----------    ------------    ------------
       Total accumulated postretirement benefit
           obligation                                         (49,110)        (49,915)        (60,004)
Plan assets at fair value                                       6,661           3,156             912
Unrecognized transition obligation                              2,494          16,600          17,638
Unrecognized prior service cost                                     -           4,615           3,480
Unrecognized net (gain)                                       (12,913)        (17,570)         (2,961)
                                                             -----------    ------------    ------------
     Net accumulated postretirement benefit obligation     $ (52,868)    $    (43,114)   $    (40,935)
                                                             ===========    ============    ============

     For purposes of measuring year end benefit obligations, the Company used the same discount rates as were used for the pension plan and a 7% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2040 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $480,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $4,920,000.

                              401(k) Savings Plans
                              --------------------
     The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in Company stock based on qualified employee contributions. Matching contributions were $4,883,000, $4,248,000 and $3,688,000 for 1997, 1996 and
     1995, respectively.


(18) Commitments and Contingencies:
     -----------------------------

     The Company has budgeted capital expenditures in 1998 of approximately $594,000,000 and certain commitments have been entered into in connection therewith.

     The Company conducts certain of its operations in leased premises and also leases certain equipment and other assets pursuant to operating leases.

     Future  minimum  rental   commitments  for  all  long-term   noncancellable
     operating leases are as follows:

                                               Year                Amount
                                          ---------------     ------------------
                                                              ($ in thousands)
                                               1998           $     22,478
                                               1999                 20,493
                                               2000                 17,142
                                               2001                 14,656
                                               2002                  9,479
                                           2003 to 2021             28,670
                                                              ---------------
                                              Total           $    112,918
                                                              ===============

     Total rental expense included in the Company's results of operations for the years ended December 31, 1997, 1996 and 1995 was $24,207,000,
     $13,146,000 and $6,778,000, respectively.

     The Company is also a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees aggregating $1,873,000, $1,086,000 and $271,000 for 1998, 1999 and 2000, respectively.

     Under various contracts the Company purchases capacity and associated energy from various electric energy and natural gas suppliers.
     Some of these contracts obligate the Company to pay certain capacity costs whether or not energy purchases are made. These contracts are intended to complement the other components in the Company's power supply to achieve the most economic power-supply mix reasonably available. The capacity costs for which the Company is obligated are associated with the energy purchases that approximate 50% of the Company's total annual energy requirement. At December 31, 1997, the estimated future payments for capacity and energy that the Company is obligated to buy under these contracts are as follows:

                                               Year                Amount
                                          ---------------     ------------------
                                                              ($ in thousands)
                                               1998           $       96,407
                                               1999                   94,031
                                               2000                   80,203
                                               2001                   79,454
                                               2002                   79,648
                                           2003 to 2021              466,774
                                                              ---------------
                                              Total           $     896,517
                                                              ===============

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.