Form 10-Q
period 1998-03-31
CITIZENS UTILITIES CO
filed 1998-05-07
CIK 20520

                           CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the quarterly period ended March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from _________to__________

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



Registrant's telephone number, including area code (203)614-5600



                                  NONE
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              Yes  X     No


The number of shares outstanding of the registrant's class of common stock as of April 30, 1998 were 253,977,654.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




                                                                        Page No.

Part I.  Financial Information

    Consolidated Balance Sheets at March 31, 1998 and December 31, 1997       2

    Consolidated Statements of Income for the Three Months Ended
       March 31, 1998 and 1997                                                3

    Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 1998 and 1997                                                4

    Notes to Consolidated Financial Statements                                5

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                  7

    Quantitative and Qualitative Disclosures about Market Risk               15

Part II.  Other Information

    Legal Proceedings                                                        16

    Exhibits and Reports on Form 8-K                                         16

    Signatures                                                               17

                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                                             March 31, 1998     December 31, 1997
ASSETS
Current assets:
     Cash                                                                    $         45,383    $       35,163
     Accounts receivable, net                                                         266,082           277,405
     Other                                                                             72,261            64,711
                                                                                 -------------     -------------
        Total current assets                                                          383,726           377,279
                                                                                 -------------     -------------

Property, plant and equipment                                                       5,418,345         5,297,737
Less accumulated depreciation                                                       1,743,056         1,629,944
                                                                                 -------------
                                                                                                   -------------
         Net property, plant and equipment                                          3,675,289         3,667,793
                                                                                 -------------     -------------

Investments                                                                           454,560           398,499
Regulatory assets                                                                     212,929           209,921
Deferred debits and other assets                                                      213,327           219,360
                                                                                 -------------     -------------
                     Total assets                                            $      4,939,831    $    4,872,852
                                                                                 =============     =============

LIABILITIES AND EQUITY
Current liabilities:
      Long-term debt due within one year                                       $        6,069    $        6,691
      Accounts payable and current liabilities                                        364,732           411,179
                                                                                 -------------     -------------
          Total current liabilities                                                   370,801           417,870



Deferred income taxes                                                                 429,850           420,708
Customer advances for construction and
       contributions in aid of construction                                           260,036           260,790
Deferred credits and other liabilities                                                115,106           128,984
Regulatory liabilities                                                                 20,430            20,881
Long-term debt                                                                      1,789,683         1,706,532
                                                                                 -------------     -------------
           Total liabilities                                                        2,985,906         2,955,765
                                                                                 -------------     -------------

Company Obligated Mandatorily Redeemable
       Convertible Preferred Securities  *                                            201,250           201,250
Minority interest in subsidiary                                                        34,090            36,626
Shareholders' equity:
       Common stock issued, $.25 par value                                             63,356            62,749
       Additional paid-in capital                                                   1,504,348         1,480,425
       Retained earnings                                                              141,091           132,217
       Accumulated other comprehensive income                                           9,790             3,820
                                                                                 -------------     -------------
              Total shareholders' equity                                            1,718,585         1,679,211
                                                                                 -------------     -------------

                    Total liabilities and shareholders' equity                 $    4,939,831    $    4,872,852
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



                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands, except per-share amounts)


                                                                                          1998             1997
                                                                                       ------------     ------------

Revenues                                                                            $      403,863   $      375,091
                                                                                       ------------     ------------

Operating Expenses:
     Cost of services                                                                      108,032          105,990
     Depreciation                                                                           63,597           57,015
     Other operating expenses                                                              175,956          149,255
                                                                                       ------------     ------------

         Total operating expenses                                                          347,585          312,260
                                                                                       ------------     ------------

Income from operations                                                                      56,278           62,831

Other income, net                                                                           10,638           12,150
Minority interest                                                                            2,053                -
Interest expense                                                                            26,806           27,009
                                                                                       ------------     ------------

Income before income taxes, dividends on convertible preferred securities
   and cumulative effect of change in accounting principle                                  42,163           47,972

Income taxes                                                                                11,498           15,836
                                                                                       ------------     ------------

Income before dividends on convertible preferred securities and cumulative
   effect of change in accounting principle                                                 30,665           32,136

Dividend on convertible preferred securities, net of income tax benefit                      1,552            1,552
                                                                                                        ------------
                                                                                       ------------

Income before cumulative effect of change in accounting principle                           29,113           30,584

Cumulative effect of change in accounting principle, net of income tax benefit
   and related minority interest                                                             2,334                -
                                                                                       ------------     ------------

Net Income                                                                          $       26,779   $       30,584
                                                                                       ============     ============

Net income per common share before cumulative  effect of change in  accounting principle:
     Basic                                                                          $          .12   $          .12  *
     Diluted                                                                        $          .11   $          .12  *

Net income per common share:
     Basic                                                                          $          .11   $          .12  *
     Diluted                                                                        $          .11   $          .12  *

Dividend rate declared on common stock                                                        .75%             1.6%
                                                                                       ============     ============


*Adjusted for subsequent stock dividends

The accompanying Notes are an integral part of these Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)




                                                                                       1998                1997
                                                                                  ---------------     ----------------

Net cash provided by operating activities                                      $          81,438   $      64,092
                                                                                  ---------------     ----------------

Cash flows from investing activities:
     Construction expenditures                                                          (120,243)        (89,584)
     Securities purchased                                                               (229,497)        (69,005)
     Securities sold                                                                     184,234          61,774
     Securities matured                                                                        -           8,126
     Other                                                                                   129         (17,350)
                                                                                  ---------------     ---------------
Net cash provided from investing activities                                             (165,377)       (106,039)
                                                                                  ---------------     ---------------

Cash flows from financing activities:
     Long-term debt borrowings                                                            94,261          46,669
     Long-term debt principal payments                                                    (2,797)         (1,084)
     Issuance of common stock                                                              2,695             971
     Common stock buybacks                                                                     -         (13,088)
     Other                                                                                     -             (27)
                                                                                  ---------------     ---------------
Net cash provided from financing activities                                               94,159          33,441
                                                                                  ---------------     ---------------

Increase (decrease) in cash                                                               10,220          (8,506)
Cash at January 1,                                                                        35,163          24,230
                                                                                  ---------------     ---------------
Cash at March 31,                                                              $          45,383   $      15,724
                                                                                  ===============     ================









The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies:

     (a) Basis of Presentation:
         The unaudited consolidated financial statements include the accounts of Citizens Utilities Company and its subsidiaries (the "Company") and have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

     (b) Regulatory Assets and Liabilities:
         The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

     (c) Earnings Per Share:
         The Company  adopted the  provisions  of SFAS No.  128,  "Earnings  Per
         Share" on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". It also requires presentation of both basic and diluted EPS for net income on the face of the income statement and a separate reconciliation of both EPS amounts (see Note
         2). Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. Both Basic and Diluted EPS calculations are presented with adjustments for subsequent stock dividends. 1997 EPS has been restated pursuant to SFAS 128.

(2)   Earnings Per Share:

      The reconciliation of the earnings per share calculation required by SFAS 128 for the period ended March 31, 1998, and 1997 is as follows:



                                                1998                             1997
                                    ---------------------------      --------------------------
                                           ($ in thousands, except for per share amounts)

                                                          Per                              Per
                                    Income     Shares    Share       Income     Shares    Share
   Net income per common share:
     Basic                          $26,779    253,151  $  .11        $30,584    255,677 $  .12
     Effect of dilutive options           -        553       -              -        680      -
     Diluted                        $26,779    253,704  $  .11        $30,584    256,357 $  .12

      All share amounts represent weighted average shares outstanding for each respective period. All per share amounts have been adjusted for subsequent stock dividends. Certain instruments were not included in the Diluted EPS calculation as their effect was antidilutive.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Comprehensive Income:

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of items such as unrealized gains/losses on certain securities are to be displayed prominently in the financial statements. The Company's total comprehensive income is as follows:

                                                                           March 31,         March 31,
                                                                              1998              1997
                                                                          -------------    ---------------
                      Net income                                               $26,779           $30,584
                      Unrealized gain (loss) on securities classified
                      as available for sale, net of income taxes                 5,970            (5,521)
                                                                          -------------    ---------------
                           Total comprehensive income                          $32,749           $25,063
                                                                          =============    ===============

(4)  Change in Accounting Principle:

     In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for periods beginning after December 15, 1998, requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

     Certain third party direct costs incurred by ELI in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years, and were being amortized over five years. The Company elected to early adopt SOP 98-5 for ELI effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of income for the first quarter 1998, net of income tax benefit of $577,000 and related minority interest of $483,000.

(5)  Hungarian Telephone and Cable Corporation ("HTCC"):

     Pursuant to a definitive agreement with HTCC the Company provides requested management services to HTCC. Expenses incurred by the Company in providing such services, including certain allocable overhead items, are required to to be reimbursed by HTCC. HTCC is currently disputing certain provisions of this agreement and the associated management fee.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q may contain forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, weather conditions, changes in legal and regulatory policy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report.

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

     (a) Liquidity and Capital Resources

     For the three months ended March 31, 1998, the Company used cash flow from operations and proceeds from net financings to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts were used to partially fund the construction of utility plant.

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. The Company has committed lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at March 31, 1998. In addition, Electric Lightwave, Inc. ("ELI"), the Company's competitive local exchange carrier ("CLEC") subsidiary, has committed lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these lines. As of March 31, 1998, $100,000,000 was outstanding under these lines of credit.

     The Company has requests for increases in annual revenues pending before regulatory commissions in Ohio and California totaling $4,700,000.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Effects of Newly-Issued Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material effect on the Company's operations or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20 , "Accounting Changes." Restatement of previously issued financial statements is not permitted. The Company's ELI subsidiary previously deferred and amortized start-up costs. The Company has elected to early adopt SOP 98-5 for ELI and has reflected this cumulative effect of a change in accounting principle in its income statement, net of income tax benefit and related minority interest.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     (b)  Results of Operations

                                    REVENUES

     Revenues for the three months ended March 31, 1998 increased $28.8 million, or 8%, as compared with the first quarter of 1997 primarily due to an increase in CLEC and natural gas revenues.


                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                               Increase/
Communications revenues             1998            1997      (Decrease)
-----------------------             ----            ----      ----------
Network access services   $      103,886  $      102,070            2%
Local network services            63,418          60,794            4%
Long distance services            26,778          24,988            7%
Directory services                 7,783           7,583            3%
Other                             11,296          12,416           (9%)
Eliminations                      (7,803)         (5,439)         (43%)
                             ------------    ------------
                          $      205,358  $      202,412            1%
                             ============    ============

     Network access services revenues increased $1.8 million, or 2%, as compared with the first quarter of 1997 primarily due to increased in-territory toll minutes of use, partially offset by reductions associated with access charge/price cap and universal service fund reform.

     Local network services revenues increased $2.6 million, or 4%, as compared with the first quarter of 1997 primarily due to access line growth.

     Long distance service revenues increased $1.8 million, or 7%, as compared with the first quarter of 1997 primarily due to in-territory customer growth and minutes of use, partially offset by a decrease in out-of-territory customers and minutes of use.

     Other revenues decreased $1.1 million, or 9%, as compared with the first quarter of 1997 primarily due to a reserve recorded against HTCC management services fees as a result of a disagreement between the Company and HTCC.

     Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                               Increase/
CLEC revenues                       1998            1997      (Decrease)
-------------                       ----            ----      ----------
Dedicated services        $        9,107  $        6,082            50%
Local dial tone services           6,024           1,245           384%
Long distance services             1,822           1,678             9%
Enhanced services                  3,104           1,843            68%
Eliminations                       (875)            (796)          (10%)
                             ------------    ------------
                          $       19,182  $       10,052            91%
                             ============    ============

     Dedicated services revenues increased $3.0 million, or 50%, as compared with the first quarter 1997 primarily due to increased customers and route miles.

     Local dial tone services revenues increased $4.8 million, or 384%, as compared with the first quarter of 1997 primarily due to increased access line equivalents, increased sales of the integrated service digital network
     (ISDN) product, and increased carrier and local access revenue.

     Enhanced services revenues increased $1.3 million, or 68%, as compared with the first quarter of 1997 primarily due to increased sales of frame relay and Internet services.

     Eliminations reflect intercompany activity between the Company's CLEC and Communications operations.

Public Services Revenues
------------------------

     Public services revenues increased $16.7 million, or 10%, as compared with the first quarter of 1997 primarily due to increased natural gas and water and wastewater revenues.

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                               Increase/
Natural Gas revenues                1998            1997      (Decrease)
--------------------                ----            ----      ----------
Residential               $       62,103  $       60,396            3%
Commercial                        35,778          21,063           70%
Industrial                         7,432           8,290          (10%)
Municipal                          1,845           1,384           33%
                             ------------    ------------
     Total Distribution          107,158          91,133           18%
Transportation                       952           1,080          (12%)
Other                              3,473           2,570           35%
                             ------------    ------------
                          $      111,583  $       94,783           18%
                             ============    ============

     Residential and municipal revenues increased $1.7 million, or 3%, and $.5 million, or 33%, respectively, as compared with the first quarter of 1997 primarily due to increased residential and municipal customers in northern Arizona, partially offset by a reduction in the purchased gas adjustment recovery rate allowed by the Louisiana regulatory commission.

     Commercial revenues increased $14.7 million, or 70%, as compared with the first quarter of 1997 primarily due to the acquisition of The Gas Company ("TGC") in October 1997.

     Industrial revenues decreased $.9 million, or 10%, as compared with the first quarter of 1997 primarily due to the loss of customers in Louisiana.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                               Increase/
Electric revenues                   1998            1997      (Decrease)
-----------------                   ----            ----      ----------
Residential               $       20,779  $       20,654             1%
Commercial                        13,164          13,437            (2%)
Industrial                        10,077          10,848            (7%)
Municipal                          1,895           1,966            (4%)
                             ------------    ------------
     Total Distribution           45,915          46,905            (2%)
Transportation                       571             545             5%
Other                                788             452            74%
                             ------------    ------------
                          $       47,274  $       47,902            (1%)
                             ============    ============

     Electric revenues decreased $.6 million, or 1% as compared with the first quarter of 1997 primarily due to a Vermont public utility commission order requiring a 14.65% rate reduction and lower purchased fuel prices which are passed on to customers.


                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                    %
                                                                Increase/
Water and Wastewater revenues         1998            1997      (Decrease)
-----------------------------          ----            ----      ---------
Residential distribution    $       16,413  $       16,238            1%
Commercial distribution              2,908           2,719            7%
Industrial distribution                210             209             -
Other                                  935             776           20%
                               ------------    ------------
                            $       20,466  $       19,942            3%
                               ============    ============

      Water and wastewater revenues increased $.5 million, or 3%, as compared with the first quarter 1997 primarily due to increased consumption.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                               OPERATING EXPENSES

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                              Increase/
Cost of Services                    1998            1997     (Decrease)
----------------                    ----            ----     ----------
Natural gas purchased     $       59,194  $       58,569            1%
Network expenses                  35,772          31,466           14%
Electric energy and
fuel oil                          21,744          22,190           (2%)
   purchased
Eliminations                      (8,678)         (6,235)         (39%)
                             ------------    ------------
                          $      108,032   $     105,990            2%
                             ============    ============

     Natural gas purchased increased to $.6 million, or 1%, as compared with the first quarter of 1997 primarily due to the acquisition of TGC in October 1997 and customer growth in northern Arizona offset by a decrease in supplier prices in Louisiana.

     Network expenses increased $4.3 million, or 14%, as compared with the first quarter of 1997 primarily due to the expansion of CLEC frame relay and Internet services and customer growth.

     Eliminations represent network expenses incurred by the Company's long distance operation for services provided by its local exchange operations and intercompany activity between the Company's CLEC and Communications operations.

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                               Increase/
                                    1998            1997      (Decrease)
                                    ----            ----      ----------
Depreciation expense      $       63,597  $       57,015           12%

     Depreciation expense increased $6.6 million, or 12%, as compared with the first quarter of 1997 primarily due to the acquisition of TGC in October 1997 and increased property, plant and equipment.

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)
                                                                 %
                                                               Increase/
Other Operating Expenses            1998            1997      (Decrease)
------------------------            ----            ----      ----------
Operating and             $      139,933  $      109,011           28%
maintenance
Taxes other than income           26,974          24,419           10%
Sales and marketing                9,049          15,825          (43%)
                             ------------    ------------
                          $      175,956  $      149,255           18%
                             ============    ============

     Operating and maintenance expenses increased $30.9 million, or 28%, as compared with the first quarter of 1997 primarily due to the acquisition of TGC in October 1997, increased payroll and benefit costs and increased maintenance and repairs in the Communications and Electric operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Taxes other than income increased $2.6 million, or 10%, as compared with the first quarter of 1997 primarily due to increased franchise taxes and the acquisition of TGC in October 1997.

     Sales and marketing expenses decreased $6.8 million, or 43%, as compared with the first quarter of 1997 primarily due to decreased salaries, wages and commissions resulting from reductions in Communications' sales and marketing workforce, partially offset by increased CLEC direct retail sales efforts in new markets.

        OTHER INCOME, NET/MINORITY INTEREST/INTEREST EXPENSE/INCOME TAXES

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                              Increase/
Other Income, Net               1998            1997          (Decrease)
-----------------               ----            ----          ----------
Investment income         $        8,771  $        9,714          (10%)
Other                              1,867           2,436          (23%)
                             ------------    ------------    -------------
                          $       10,638  $       12,150          (12%)
                             ============    ============    =============

     Investment income decreased $.9 million, or 10%, as compared with the first quarter of 1997 primarily due to lower investment portfolio balances.

     Other income decreased $.6 million, or 23%, as compared with the first quarter of 1997 primarily due to lower income received from the cable joint venture and the Mohave cellular partnership partially offset by an increase in the equity component of Allowance for Funds Used During Construction ("AFUDC").

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)
                                                               %
                                                              Increase/
                                1998            1997          (Decrease)
                                ----            ----          ----------
Minority interest         $        2,053  $       -                 n/a

     The Company's minority interest is a result of the sale in an initial public offering in November 1997 of 17.17% of the economic interest in the Company's CLEC subsidiary, Electric Lightwave, Inc. and represents the minority's share of ELI's loss before the cumulative effect of change in accounting principle.

                              For the three months
                                 ended March 31,
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                              Increase/
                                1998               1997       (Decrease)
                                ----               ----       ----------
Interest expense          $       26,806  $       27,009           (1%)

     Interest expense decreased $.2 million, or 1%, as compared with the first quarter of 1997 primarily due to a decrease in the weighted average interest rate on outstanding debt and an increase in the debt component of AFUDC partially offset by an increase in long-term debt outstanding.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                              For the three months
                                 ended March 31
                  --------------------------------------------
                                ($ in thousands)

                                                                  %
                                                              Increase/
                                1998               1997       (Decrease)
                                ----               ----       ----------
Income taxes              $       11,498  $       15,836          (27%)

     Income taxes decreased $4.3 million, or 27%, as compared with the first quarter of 1997 primarily due to decreased taxable income and a lower estimated effective income tax rate.

                        NET INCOME AND EARNINGS PER SHARE

                                                             For the three months
                                                                ended March 31
                                                      -------------------------------------------
                                                               ($ in thousands)

                                                                                                %
                                                                                            Increase/
                                                             1998            1997          (Decrease)
                                                         -------------    ------------     ------------

Income before cumulative effect
   of change in accounting principle                  $        29,113  $       30,584             (5%)
Cumulative effect of change in
   accounting principle, net of income tax
   benefit and related minority interest                        2,334               -             n/a
                                                         -------------    ------------
Net Income                                            $        26,779  $       30,584            (12%)
                                                         =============    ============

Net income per common share before cumulative
   effect of change in accounting principle:
     Basic                                            $           .12  $          .12               -
     Diluted                                          $           .11  $          .12             (8%)
Net income per common share:
     Basic                                            $           .11  $          .12             (8%)
     Diluted                                          $           .11  $          .12             (8%)

     Income before cumulative effect of change in accounting principle decreased $1.5 million, or 5%, as compared with the first quarter of 1997 primarily due to an increased net loss from the Company's CLEC subsidiary. In addition, the Company recorded $3.4 million as a cumulative effect of change in accounting principle in the statements of income for the first quarter 1998, net of income tax benefit of $.6 million and related minority interest of $.5 million related to the Company's CLEC subsidiary. As a result of this net income decreased $3.8 million, or 12%.

     Net income per common share before cumulative effect of change in accounting principle remained consistent. Net income per common share decreased $.01, or 8%, as compared with the first quarter of 1997 primarily due to a decrease in net income, partially offset by a decrease in shares outstanding resulting from the Company's stock buyback program. Prior year net income per share amounts have been adjusted for subsequent stock dividends.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks and has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks are managed by maintaining a conservative investment portfolio, primarily including state and municipal and other fixed income securities, and entering into long term debt obligations with appropriate price and term characteristics. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

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

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10
(b) and 20 (a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants filed a motion to dismiss on March 27, 1998. On April 28, 1998 the plaintiffs served a Memorandum of Law in Opposition to Defendants Motion to Dismiss.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's common stock between May 6, 1996 and August 7, 1997 inclusive. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. ("HTCC"), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and intend to file a motion to dismiss.

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

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits
               27. Financial data schedule for the periods ended March 31, 1998 and March 31, 1997.

         b)    Reports on Form 8-K
               The Company filed on Form 8-K dated March 11, 1998 under Item 7 "Exhibits", a press release announcing financial results for the year ended December 31, 1997 and certain operating data.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           CITIZENS UTILITIES COMPANY
                                  (Registrant)


                                    By: /s/ Robert J. DeSantis
                                        Robert J. DeSantis
                                        Chief Financial Officer,
                                        Vice President and Treasurer

                                    By: /s/ Livingston E. Ross
                                        Livingston E. Ross
                                        Vice President and Controller

Date:  May 6, 1998