Form 10-Q
period 1998-06-30
CITIZENS UTILITIES CO
filed 1998-08-13
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

                                    Yes X No


The number of shares outstanding of the registrant's class of common stock as of July 31, 1998 were 256,489,176.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                                                     Page No.

Part I.  Financial Information

    Consolidated Balance Sheets at June 30, 1998 and December 31, 1997                                    2

    Consolidated Statements of Income (Loss) for the Three Months Ended
       June 30, 1998 and 1997                                                                             3

    Consolidated Statements of Income (Loss) for the Six Months Ended
       June 30, 1998 and 1997                                                                             4

    Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1998 and 1997                                                                             5

    Notes to Consolidated Financial Statements                                                            6

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                              9

    Quantitative and Qualitative Disclosures about Market Risk                                           21

Part II.  Other Information

    Legal Proceedings                                                                                    22

    Submission of Matters to a Vote of Security Holders                                                  22

    Other Information                                                                                    23

    Exhibits and Reports on Form 8-K                                                                     23

    Signatures                                                                                           24


                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                June 30, 1998      December 31, 1997
ASSETS                                                                          -------------      -----------------
------
Current assets:
     Cash                                                                    $         55,425    $        35,163
     Accounts receivable, net                                                         249,115            277,405
     Other                                                                             57,360             64,711
                                                                                 -------------     --------------
            Total current assets                                                      361,900            377,279
                                                                                 -------------     --------------

Property, plant and equipment                                                       5,530,262          5,297,737
Less accumulated depreciation                                                       1,793,729          1,629,944
                                                                                 -------------     --------------
            Net property, plant and equipment                                       3,736,533          3,667,793
                                                                                 -------------     --------------

Investments                                                                           449,009            398,499
Regulatory assets                                                                     210,546            209,921
Deferred debits and other assets                                                      209,079            219,360
                                                                                 -------------     --------------
                     Total assets                                            $      4,967,067    $     4,872,852
                                                                                 =============     ==============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
     Long-term debt due within one year                                      $          7,704    $         6,691
     Accounts payable and current liabilities                                         356,160            411,179
                                                                                 -------------     --------------
            Total current liabilities                                                 363,864            417,870

Deferred income taxes                                                                 430,395            420,708
Customer advances for construction and
     Contributions in aid of construction                                             262,027            260,790
Deferred credits and other liabilities                                                123,575            128,984
Regulatory liabilities                                                                 19,978             20,881
Long-term debt                                                                      1,776,918          1,706,532
                                                                                 -------------     --------------
            Total liabilities                                                       2,976,757          2,955,765
                                                                                 -------------     --------------

Company Obligated Mandatorily Redeemable
     Convertible Preferred Securities  *                                              201,250            201,250
Minority interest in subsidiary                                                        31,556             36,626

Shareholders' equity:
     Common stock issued, $.25 par value                                               64,056             62,749
     Additional paid-in capital                                                     1,529,572          1,480,425
     Retained earnings                                                                136,772            132,217
     Accumulated other comprehensive income                                            27,104              3,820
                                                                                 -------------     --------------
            Total shareholders' equity                                              1,757,504          1,679,211
                                                                                 -------------     --------------

                     Total liabilities and shareholders' equity              $      4,967,067    $     4,872,852
                                                                                 =============     ==============


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per-share amounts)



                                                                                           1998             1997
                                                                                       -------------    -------------

Revenues                                                                            $      366,347   $     308,857
                                                                                       -------------    -------------
Operating expenses:
     Cost of services                                                                       80,695          85,681
     Depreciation                                                                           64,765          58,505
     Other operating expenses                                                              179,382         322,067
                                                                                       -------------    -------------
           Total operating expenses                                                        324,842         466,253
                                                                                       -------------    -------------

Income (loss) from operations                                                               41,505        (157,396)

Other income, net                                                                            7,683           6,712
Minority interest                                                                            3,053               -
Interest expense                                                                            28,589          28,684
                                                                                       -------------    -------------

Income (loss) before income taxes and dividends on convertible preferred
securities                                                                                  23,652        (179,368)

Income taxes (benefit)                                                                       7,638         (57,745)
                                                                                       -------------    -------------

Income (loss) before dividends on convertible preferred securities                          16,014        (121,623)

Dividend on convertible preferred securities, net of income tax benefit                      1,552           1,552
                                                                                       -------------    -------------

Net income (loss)                                                                   $       14,462   $    (123,175)
                                                                                       =============    =============


Net income (loss) per common share:
     Basic                                                                          $          .06   $         (.48)  *
     Diluted                                                                        $          .06   $         (.48)  *

Dividend rate declared on common stock                                                         .75%             1.6%
                                                                                       =============    =============


*Adjusted for subsequent stock dividends.









The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per-share amounts)



                                                                                           1998             1997
                                                                                       -------------    -------------
Revenues                                                                            $      770,210   $     683,948
                                                                                       -------------    -------------
Operating expenses:
     Cost of services                                                                      188,727         191,671
     Depreciation                                                                          128,362         115,520
     Other operating expenses                                                              355,338         471,322
                                                                                       -------------    -------------
         Total operating expenses                                                          672,427         778,513
                                                                                       -------------    -------------

Income (loss) from operations                                                               97,783         (94,565)

Other income, net                                                                           18,321          18,862
Minority interest                                                                            5,526               -
Interest expense                                                                            55,395          55,693
                                                                                       -------------    -------------

Income (loss) before income taxes, dividends on convertible preferred securities
  and cumulative effect of change in accounting principle                                   66,235        (131,396)

Income taxes (benefit)                                                                      19,556         (41,909)
                                                                                       -------------    -------------

Income (loss) before dividends on convertible preferred securities and cumulative
  effect of change in accounting principle                                                  46,679         (89,487)

Dividend on convertible preferred securities, net of income tax benefit                      3,104           3,104
                                                                                       -------------    -------------
Income (loss) before cumulative effect of change in accounting principle                    43,575         (92,591)

Cumulative effect of change in accounting principle, net of income tax benefit
   and related minority interest                                                             2,334               -
                                                                                       -------------    -------------
Net income (loss)                                                                   $       41,241   $     (92,591)
                                                                                       =============    =============
Net income (loss) per common share before cumulative effect of change in accounting principle:
     Basic                                                                          $           .17  $         (.36)  *
     Diluted                                                                        $           .17  $         (.36)  *

Net income (loss) per common share:
     Basic                                                                          $           .16  $         (.36)  *
     Diluted                                                                        $           .16  $         (.36)  *

Compounded dividend rate declared on common stock                                             1.51%            3.23%
                                                                                       =============    =============


*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)


                                                                                      1998             1997
                                                                                  -------------    --------------
Net cash provided by operating activities                                      $      156,382   $       101,555
                                                                                  -------------    --------------
Cash flows from investing activities:
     Construction expenditures                                                       (221,399)         (268,458)
     Securities purchased                                                            (399,457)         (102,807)
     Securities sold                                                                  386,194           183,656
     Securities matured                                                                 2,000            16,282
     Other                                                                              6,565            39,878
                                                                                  -------------    --------------
Net cash provided from investing activities                                          (226,097)         (131,449)
                                                                                  -------------    --------------
Cash flows from financing activities:
     Long-term debt borrowings                                                         96,627            50,598
     Long-term debt principal payments                                                (11,658)           (2,018)
     Issuance of common stock                                                           5,008             3,476
     Common stock buybacks                                                                  -           (28,867)
     Other                                                                                  -               340
                                                                                  -------------    --------------
Net cash provided from financing activities                                            89,977            23,529
                                                                                  -------------    --------------
Increase (decrease) in cash                                                            20,262            (6,365)
Cash at January 1,                                                                     35,163            24,230
                                                                                  -------------    --------------
Cash at June 30,                                                               $       55,425   $        17,865
                                                                                  =============    ==============

















The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies:
      -------------------------------------------
         (a)  Basis of Presentation:
             The unaudited consolidated financial statements include the accounts of Citizens Utilities Company and its subsidiaries (the "Company") and have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

         (b) Regulatory Assets and Liabilities:
             The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

         (c) Net Income (Loss) Per Common Share:
             Basic EPS is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. Both basic and diluted EPS calculations are presented with adjustments for subsequent stock dividends. 1997 EPS has been restated pursuant to SFAS 128, "Earnings per Share."

(2)   Net Income (Loss) Per Common Share:
      ----------------------------------
      The reconciliation of the net income (loss) per common share calculation for the three and six months ended June 30, 1998 and 1997, respectively, is as follows:


                                                                  For the three months ended June 30,
                                                -----------------------------------------------------------------------
                                                               1998                                1997
                                                -----------------------------------------------------------------------
                                                             ($ in thousands, except for per share amounts)

                                                                     Per                                 Per
                                            Income      Shares      Share        Income     Shares      Share
                                            ------      ------      -----        ------     ------      -----
   Net income (loss) per common share:
     Basic                             $      14,462     255,768 $      .06 $     (123,175)  256,691 $    (.48)
     Effect of dilutive options                    -         696          -              -         -          -
     Diluted                           $      14,462     256,464 $      .06 $     (123,175)  256,691 $    (.48)

                                                                  For the six months ended June 30,
                                                -----------------------------------------------------------------------
                                                               1998                                1997
                                                -----------------------------------------------------------------------
                                                             ($ in thousands, except for per share amounts)

                                                                     Per                                 Per
                                            Income      Shares      Share        Income     Shares      Share
   Net income (loss) per common share:
     Basic                             $      41,241    255,492  $      .16 $      (92,591)  257,055 $    (.36)
     Effect of dilutive options                    -        659           -              -         -          -
     Diluted                           $      41,241    256,151  $      .16 $      (92,591)  257,055 $    (.36)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      All share amounts represent weighted average shares outstanding for each respective period. All per share amounts have been adjusted for subsequent stock dividends. The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.704 to 1 ratio at an exercise price of $13.50 per share and 9,459,000 potentially dilutive stock options at a range of $10.47 to $14.50 per share. Both items were adjusted for subsequent stock dividends and were not included in the diluted net income per common share calculation for any of the above periods as their effect was antidilutive.

 (3) Comprehensive Income:
     ---------------------
     Effective January 1, 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that other comprehensive income and changes thereto are to be displayed prominently in the financial statements. The Company's total comprehensive income is as follows:


                                                               Three months ended June 30,         Six months ended June 30,
                                                             --------------------------------   --------------------------------
                                                                  1998              1997             1998             1997
                                                              -------------     -------------    -------------    -------------
      Net income (loss)                                    $        14,462    $    (123,175)   $      41,241    $      (92,591)
      Unrealized gain on securities classified as
          available for sale, net of income taxes                   17,314            6,666           23,284             1,145
                                                              -------------     -------------    -------------     -------------
             Total comprehensive income                    $        31,776   $     (116,509)  $       64,525    $      (91,446)
                                                              =============     =============    =============     =============

(4)  1997 Charges to Earnings:
     -------------------------
     In 1996 and early 1997 the Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace. This strategy included the initiation and expansion of long distance services which, in combination with other enhanced service offerings, would enable the Company to offer an integrated package of products and services.

     Late in 1996, the Company began the transition of its long distance network, primarily to fixed cost leases, in order to achieve the lowest cost of providing long distance service. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's market share. The increase in revenues resulting from this growth strategy, though significant, did not offset the resulting increase in incremental expenses from the branding, sales, and marketing initiatives. As a result, the Company's long distance service operations generated unexpected losses during the first half of 1997 which had an adverse impact on the Company's earnings and cash flow. During the second quarter 1997 management re-evaluated this growth strategy in light of this continuing impact on earnings and cash flow.

     In connection with the re-evaluation of the Company's communications growth strategy, as well as a review of its employee benefit plans to determine if such plans were competitive with those provided in the industry, several public utility commission orders requiring the Company to record charges to earnings, and other charges to earnings related to certain accounting policy changes related to Electric Lightwave, Inc. ("ELI") in anticipation of its initial public offering, the Company recorded approximately $197,300,000 of charges to earnings in the second quarter of 1997 as follows:


                                                                                           ($ in thousands)
                         Curtailment of certain long distance service operations              $  34,600
                         Benefit plan curtailments and related regulatory assets                 34,700
                         Telecommunications information systems and software                     67,400
                         Regulatory commission orders                                            47,200
                         Other                                                                   13,400
                                                                                             ----------
                             Total                                                             $197,300
                                                                                             ==========

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Change in Accounting Principle:
     -------------------------------
     In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position ("SOP") 98-5, "Reporting on the Costs of
     Start-Up Activities." The SOP requires that the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

     Certain third party direct costs incurred by ELI in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years, and were being amortized over five years. The Company elected to early adopt SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of income for the six months ended June 30, 1998, net of an income tax benefit of $577,000 and the related minority interest of $483,000.

(6)  Hungarian Telephone and Cable Corp. ("HTCC"):
     ---------------------------------------------
     Pursuant to a definitive agreement with HTCC the Company provided requested management services to HTCC. Expenses incurred by the Company in providing such services, including certain allocable overhead items, are required to be reimbursed by HTCC. HTCC is currently disputing certain provisions of this agreement and the associated management service fee. Accordingly, the Company has not recorded any income related to the HTCC management services fees in 1998.

(7)  Separation:
     -----------
     On May 18, 1998, the Company announced its plans to separate its telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company all of its telecommunications businesses, including its 83% interest in ELI. This separation is subject to federal and state regulatory approvals and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders and is intended to be tax-free to the Company and its shareholders for federal income tax purposes. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Item 2. Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations
             ---------------------
     This quarterly report on Form 10-Q may contain forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, success in overall strategy, weather conditions, changes in legal and regulatory policy, the Company's ability to identify future markets and successfully expand existing ones and the mix of products and services offered in the Company's target markets. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report and as presented in the annual Form 10-K.

     The Company is a diversified communications and public services company which provides, either directly or through subsidiaries, telecommunications, gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to customers in areas of 21 states. The Company develops and expands its businesses through internal investment, acquisitions and joint ventures in the rapidly evolving telecommunications industry and in traditional public services and related fields.

     On May 18, 1998, the Company announced its plans to separate its telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company all of its telecommunications businesses, including its 83% interest in ELI. This separation is subject to federal and state regulatory approvals and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders and is intended to be tax-free to the Company and its shareholders for federal income tax purposes. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets.

     Because of the uncertainties of this type of separation the full impact on the Company's financial position, results of operations and cash flows cannot be predicted at this time. However, the Company will have, among other things, a different capital structure, net asset value, operating revenues, net income and net income per share after the separation of the Company's telecommunications business.

     (a) Liquidity and Capital Resources
         -------------------------------
     For the six months ended June 30, 1998, the Company used cash flow from operations and proceeds from net financings to fund capital expenditures.

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. The Company has committed lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at June 30, 1998. In addition, ELI, the Company's competitive local exchange carrier ("CLEC") subsidiary, has committed lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these lines. As of June 30, 1998, $134,000,000 was outstanding under these lines of credit.

     On June 25, 1998, the Company arranged for the issuance of $20,000,000 of Industrial Development Revenue Bonds. The bonds were issued as demand purchase bonds at par value with an interest rate of 5.45% and a maturity date of June 1, 2033. Proceeds of the bonds will be used to fund the construction of the Company's gas facilities located in Yavapai County, Arizona.

     In July 1998, Centennial Cellular Corp. ("Centennial") announced that it plans to merge with Welsh, Carson, Anderson & Stowe in a transaction valued at $43.50 per Centennial share. The Company expects to realize up to $215.5 million in cash from its 16% fully-diluted stake in Centennial. The merger is expected to close during the fourth quarter of 1998.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     In July 1998, the Company announced that it agreed to acquire Rhinelander Telecommunications, Inc. ("RTI") in a cash-for-stock transaction. RTI is a diversified telecommunications company engaged in providing local exchange, long distance, Internet, wireless and cable television services to its franchised service areas in north-central Wisconsin. The acquisition is expected to be completed by year end 1998.

     The Company has requests for increases in annual revenues pending before regulatory commissions for the Ohio and California water operations totaling approximately $4,700,000.

     Impact of the Year 2000
     -----------------------

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In late 1997, the Company developed a four-phase program for Y2K information systems compliance. Phase I is to inventory and identify those systems with which the Company has exposure to Y2K issues. Phase II is the assessment and development of action plans. Phase III is the implementation of the Y2K remediation plans. Phase IV, which in some instances will run concurrent with Phase III, is the testing and validation of each remedial action to ensure compliance. The Company has identified three major areas determined to be critical for successful Y2K compliance:
     (1) financial and information system applications, (2) operations systems and (3) supplier and service provider relationships.

     The Company, in accordance with Phases I and II of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. A number of financial and information system applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are being replaced pursuant to the other information systems initiative discussed below. The Company is in the process of identifying operations systems exposures. The Company has also been contacting its major supplier and service providers to ascertain their ability to comply. Thus far, most of these parties have stated that they intend to be Y2K compliant by 2000. However, there can be no guarantee that the systems of suppliers or service providers on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

     The Company is and will continue to use both internal and external resources to reprogram or replace and test software for Y2K compliance. While the total cost of the Y2K modifications and conversions has not been finalized, the Company expects to incur at least $70 million of hardware and software costs associated with these efforts ($46 million for Telecommunications businesses and $24 million for Public Services businesses). The Company expects to fund these costs through operating cash flows, cash and investments, proceeds from the issuance of securities and/or other short term borrowings. The Company will be required to expense a significant amount of the cost of these projects pursuant to generally accepted accounting principles. For the six months ended June 30, 1998, the Company incurred and expensed approximately $ 1.6 million in conjunction with this effort.

     The Company intends to complete its efforts related to Y2K by June 1999, however, one major service provider has notified the Company that it anticipates being compliant by November 1999.

     Other Information Systems Initiatives
     -------------------------------------

     The Company has other information systems initiatives in process which are not due to the Year 2000 Issue. These include implementation of an enterprise wide financial accounting and reporting system as well as the development of technology to bring the Company into full compliance with services to be provided pursuant to the Telecommunications Act of 1996 Interconnection Order. For these two projects, the Company expects to incur at least $24 million in costs over the next eighteen months. The Company will be required to expense certain amounts of the cost of these projects pursuant to generally accepted accounting principles. For the six months ended June 30, 1998, the Company incurred approximately $17 million in total in connection with this process, of which approximately $2 million has been expensed.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Effects of Newly-Issued Accounting Pronouncements
     -------------------------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends SFAS 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS 87,
     "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material effect on the Company's operations or cash flows.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's operations or cash flows. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

     1997 Charges to Earnings
     ------------------------

     In 1996 and early 1997 the Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace. This strategy included the initiation and expansion of long distance services which, in combination with other enhanced service offerings, would enable the Company to offer an integrated package of products and services.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Late in 1996, the Company began the transition of its long distance network, primarily to fixed cost leases, in order to achieve the lowest cost of providing long distance service. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's market share. The increase in revenues resulting from this growth strategy, though significant, did not offset the resulting increase in incremental expenses from the branding, sales, and marketing initiatives. As a result, the Company's long distance service operations generated unexpected losses during the first half of 1997 which had an adverse impact on the Company's earnings and cash flow. During the second quarter 1997 management re-evaluated this growth strategy in light of this continuing impact on earnings and cash flow.

     In connection with the re-evaluation of the Company's communications growth strategy, as well as a review of its employee benefit plans to determine if such plans were competitive with those provided in the industry; several public utility commission orders requiring the Company to record charges to earnings; and other charges to earnings related to certain accounting policy changes related to ELI in anticipation of its initial public offering, the Company recorded approximately $197,300,000 of charges to earnings in the second quarter of 1997 as follows:


                                                                                    ($ in thousands)
                                                                                    ----------------
                  Curtailment of certain long distance service operations              $  34,600
                  Benefit plan curtailments and related regulatory assets                 34,700
                  Telecommunications information systems and software                     67,400
                  Regulatory commission orders                                            47,200
                  Other                                                                   13,400
                                                                                        ----------
                      Total                                                             $197,300
                                                                                        ==========

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     (b)  Results of Operations
          ---------------------
                                    REVENUES
                                    --------

     Total revenues for the three and six months ended June 30, 1998 increased $57.5 million, or 19%, and $86.3 million, or 13%, respectively, as compared with the prior year periods primarily due to increases in communications, CLEC and natural gas revenues.

     Telecommunications
     ------------------

     Telecommunications revenues for the three and six months ended June 30, 1998 increased $22.4 million, or 11%, and $34.5 million, or 8%, respectively, as compared with the prior year periods primarily due to increased long distance services within the Communications sector and local dial tone services within the CLEC sector.


                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                 -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                    %                                              %
                                                                 Increase/                                      Increase/
Communications revenues               1998           1997        (Decrease)         1998            1997        (Decrease)
-----------------------
                                 -----------    -----------    -------------    -----------    ------------   -------------
Network access services       $     104,121  $      98,313            6%     $     208,007  $     200,383            4%
Local network services               64,896         63,678            2%           128,314        124,472            3%
Long distance services               21,409         10,418          106%            48,187         35,406           36%
Directory services                    8,025          7,986            0%            15,808         15,569            2%
Other                                12,980         13,323           (3%)           24,276         25,739           (6%)
Eliminations                         (7,623)        (4,954)           n/a          (15,426)       (10,393)           n/a
                                 -----------    -----------                     -----------    -----------
                              $     203,808  $     188,764            8%     $     409,166  $     391,176            5%
                                 ===========    ===========                     ===========    ===========

     Network access services revenues for the three and six months ended June 30, 1998 increased $5.8 million, or 6%, and $7.6 million, or 4%, respectively, as compared with the prior year periods primarily due to increased minutes of use.

     Local network services revenues for the three and six months ended June 30, 1998 increased $1.2 million, or 2%, and $3.8 million, or 3%, respectively, as compared with the prior year periods primarily due to access line growth.

     Long distance services revenues for the three and six months ended June 30, 1998 increased $11 million, or 106%, and $12.8 million, or 36%, respectively, as compared with the prior year periods primarily due to a $14.2 million second quarter 1997 charge to revenue related to the curtailment of long distance service operations in adjacent markets. Absent the 1997 charge, long distance revenues for the three and six months ended June 30, 1998 decreased 13% and 3%, respectively, primarily due to decreased minutes of use as a result of the curtailment of long distance service operations in adjacent markets, partially offset by increased in-territory minutes of use.

     Other revenues for the three and six months ended June 30, 1998 decreased $.3 million, or 3%, and $1.5 million, or 6%, respectively as compared with the prior year periods primarily due to decreased surcharges in California and New York and a reserve recorded against 1998 HTCC management services fees as a result of a disagreement between the Company and HTCC.

     Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                     -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                              %
                                                                   Increase/                                      Increase/
 CLEC revenues                            1998           1997      (Decrease)            1998           1997      (Decrease)
 -------------
                                    -----------    -----------    -------------    -----------    -----------    -------------
 Dedicated services              $       8,371  $       8,036            4%       $    17,478    $   14,116            24%
 Local dial tone services                7,769          1,997          289%            13,793         3,243           325%
 Long distance services                  1,899          2,033           (7%)            3,721         3,711             0%
 Enhanced services                       3,404          2,185           56%             6,508         4,029            62%
 Eliminations                             (740)          (894)           n/a           (1,615)       (1,690)            n/a
                                    -----------    -----------                      -----------    -----------

                                 $      20,703  $      13,357           55%       $    39,885    $   23,409            70%
                                    ===========    ===========                     ===========    ===========

     Dedicated services revenues for the three and six months ended June 30, 1998 increased $.3 million, or 4%, and $3.4 million, or 24%, respectively, as compared with the prior year periods primarily due to increased customers and route miles in new and existing markets.

     Local dial tone services revenues for the three and six months ended June 30, 1998 increased $5.8 million, or 289%, and $10.6 million, or 325%, respectively, as compared with the prior year periods primarily due to increased access line equivalents, increased sales of the integrated service digital network (ISDN) product and increased carrier and local access revenue.

     Enhanced services revenues for the three and six months ended June 30, 1998 increased $1.2 million, or 56%, and $2.5 million, or 62%, respectively, as compared with the prior year periods primarily due to increased sales of frame relay and Internet services.

     Eliminations reflect intercompany activity between the Company's CLEC and Communications sectors.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Public Services Revenues
     ------------------------
     Public services revenues for the three and six months ended June 30, 1998 increased $35.1 million, or 33%, and $51.8 million, or 19%, respectively, as compared with the prior year periods primarily due to increased natural gas revenues.


                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Natural Gas revenues                     1998           1997      (Decrease)            1998            1997     (Decrease)
 --------------------
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Residential                     $      33,297  $     23,829            40%       $    95,400    $     84,225           13%
 Commercial                             25,970         9,704           168%            61,748          30,767          101%
 Industrial                             12,138         6,008           102%            19,570          14,298           37%
 Municipal                                 827           660            25%             2,672           2,044           31%
                                    -----------    -----------                     -----------    ------------
     Total Distribution                 72,232        40,201            80%           179,390         131,334           37%
 Transportation                            440           302            46%             1,392           1,382            1%
 Other                                   2,946         2,211            33%             6,419           4,781           34%
                                    -----------    ------------                    -----------    ------------
                                 $      75,618  $     42,714            77%       $   187,201    $    137,497           36%
                                    ===========    ===========                     ===========    ============

     Residential revenues increased $9.5 million, or 40%, as compared with the second quarter of 1997 primarily due to the acquisition of The Gas Company ("TGC") in October 1997, customer growth and increased consumption in Arizona and Louisiana. Residential revenues for the six months ended June 30, 1998 increased $11.2 million, or 13%, as compared with the prior year primarily due to the acquisition of TGC, customer growth and increased consumption in Arizona, partially offset by lower purchased gas costs passed on to customers in Louisiana.

     Commercial revenues increased $16.3 million, or 168%, as compared with the second quarter of 1997 primarily due to the acquisition of TGC and increased consumption in Arizona and Louisiana. Commercial revenues for the six months ended June 30, 1998 increased $31 million, or 101%, as compared with the prior year primarily due to the acquisition of TGC, customer growth and increased consumption in Arizona and Louisiana, partially offset by lower purchased gas costs passed on to customers in Louisiana.

     Industrial revenues increased $6.1 million, or 102%, as compared with the second quarter of 1997 primarily due to increased consumption in Louisiana. Industrial revenues for the six months ended June 30, 1998 increased $5.3 million, or 37%, as compared with the prior year primarily due to the acquisition of TGC and increased consumption in Louisiana and Arizona.

     Municipal revenues for the three and six months ended June 30, 1998 increased $.2 million, or 25% and $.6 million, or 31%, respectively, as compared with the prior year periods primarily due to customer growth in Arizona.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Electric revenues                        1998           1997      (Decrease)            1998            1997     (Decrease)
 -----------------
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Residential                     $      17,732  $      15,856           12%       $    38,511    $    36,510              5%
 Commercial                             13,269         12,618            5%            26,433         26,055              1%
 Industrial                              9,633          9,438            2%            19,710         20,286             (3%)
 Municipal                               2,036          1,775           15%             3,931          3,741              5%
                                    -----------    -----------                     -----------    ------------
     Total Distribution                 42,670         39,687            8%            88,585         86,592              2%
 Transportation                            917            766           20%             1,488          1,311             14%
 Other                                     212          1,477          (86%)            1,000          1,929            (48%)
                                    -----------    ------------                    -----------    ------------
                                  $     43,799  $      41,930            4%       $    91,073    $    89,832              1%
                                    ===========    ===========                     ===========    ============

     Electric  revenues  for the  three  and six  months  ended  June  30,  1998 increased $1.9 million,  or 4%, and $1.2 million,  or 1%,  respectively  as compared with the prior year periods primarily due to a $6.6 million second quarter  1997  charge  to  revenue  related  to a  Vermont  public  utility commission  order requiring a refund to customers.  Absent the 1997 charge, electric  revenues  for the  three  and six  months  ended  June  30,  1998 decreased 10% and 6%,  respectively,  primarily due to a commission ordered rate reduction in Vermont.


                                                    For the three months                            For the six months
                                                       ended June 30,                                 ended June 30,
                                      ------------------------------------------    -------------------------------------------
                                                      ($ in thousands)                               ($ in thousands)
                                                                         %                                             %
                                                                     Increase/                                     Increase/
 Water and Wastewater revenues              1998           1997     (Decrease)            1998           1997     (Decrease)
 -----------------------------
                                      -----------    -----------    ------------    -----------    -----------    ------------
 Residential distribution          $      17,784  $      17,623            1%      $    34,197    $    33,861            1%
 Commercial distribution                   3,347          3,379           (1%)           6,255          6,098            3%
 Industrial distribution                     237            224            6%              447            433            3%
 Other                                     1,051            866           21%            1,986          1,642           21%
                                      -----------    -----------                    -----------    -----------
                                   $      22,419  $      22,092            1%      $    42,885    $    42,034            2%
                                      ===========    ===========                    ===========    ===========

     Water and wastewater revenues for the three and six months ended June 30, 1998 increased $.3 million, or 1%, and $.9 million, or 2%, respectively, as compared with the prior year periods primarily due to increased consumption.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                              OPERATING EXPENSES
                              ------------------

                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Cost of Services                         1998           1997      (Decrease)            1998            1997     (Decrease)
 ----------------
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Natural gas purchased           $      38,973  $      19,610           99%       $    98,167    $    78,179            26%
 Network expenses                       29,991         48,939          (39%)           65,763         80,405           (18%)
 Electric energy and fuel oil
    purchased                           20,094         22,980          (13%)           41,838         45,170            (7%)
 Eliminations                           (8,363)        (5,848)          n/a           (17,041)       (12,083)           n/a
                                    -----------    ------------                    -----------    ------------
                                 $      80,695  $      85,681           (6%)      $   188,727    $   191,671            (2%)
                                    ===========    ===========                     ===========    ============

     Natural gas purchased increased $19.4 million, or 99%, as compared with the second quarter of 1997 primarily due to the acquisition of TGC in October 1997, customer growth and increased consumption in Arizona and Louisiana. Natural gas purchased for the six months ended June 30, 1998 increased $20 million, or 26%, as compared with the prior year primarily due to the acquisition of TGC and increased consumption in Arizona and Louisiana, partially offset by a decrease in supplier prices in Louisiana.

     Network expenses for the three and six months ended June 30, 1998 decreased $18.9 million, or 39%, and $14.6 million, or 18%, respectively, as compared with the prior year periods primarily due to a $11.1 million second quarter 1997 charge related to lease terminations as a result of the curtailment of certain long distance service operations. Absent the 1997 charge, network expense for the three and six months ended June 30, 1998 decreased 21% and 5%, respectively, primarily due to the curtailment of long distance service operations in adjacent markets.

     Electric energy and fuel oil purchased for the three and six months ended June 30, 1998 decreased $2.9 million, or 13%, and $3.3 million, or 7%, respectively, as compared with the prior year periods primarily due to lower supplier prices in Hawaii and Arizona.

     Eliminations represent network expenses incurred by the Company's long distance operation for services provided by its local exchange operations and intercompany activity between the Company's CLEC and Communications sectors.

                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)          1998            1997       (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Depreciation expense            $      64,765  $      58,505           11%       $   128,362    $    115,520           11%

     Depreciation expense for the three and six months ended June 30, 1998 increased $6.3 million, or 11% and $12.8 million, or 11%, respectively, as compared with the prior year periods primarily due to the acquisition of TGC and increased property, plant and equipment.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Other Operating Expenses                 1998           1997      (Decrease)            1998            1997     (Decrease)
 ------------------------
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Operating and maintenance       $     146,930  $     274,599          (46%)      $   286,863    $   383,610           (25%)
 Taxes other than income                21,899         23,991           (9%)           48,873         48,410             1%
 Sales and marketing                    10,553         23,477          (55%)           19,602         39,302           (50%)
                                    -----------    ------------                    -----------    ------------
                                 $     179,382  $     322,067          (44%)      $   355,338    $   471,322           (25%)
                                    ===========    ===========                     ===========    ============

     Operating and maintenance expenses for the three and six months ended June 30, 1998 decreased $127.7 million, or 46%, and $96.7 million, or 25%, respectively, as compared with the prior year periods primarily due to a $150.6 million second quarter 1997 charge. Absent the 1997 charge, operating and maintenance expenses for the three and six months ended June 30, 1998 increased 18% and 23%, respectively, primarily due to the acquisition of TGC in October 1997 and increased payroll related costs.

     Taxes other than income decreased $2.1 million, or 9%, as compared with the second quarter of 1997 primarily due to decreased property taxes, partially offset by the acquisition of TGC. Taxes other than income for the six months ended June 30, 1998 increased $.5 million, or 1%, as compared with the prior year primarily due to the acquisition of TCG.

     Sales and marketing expenses for the three and six months ended June 30, 1998 decreased $12.9 million, or 55%, and $19.7 million, or 50%, respectively, as compared with the prior year periods primarily due to a $8.6 million second quarter 1997 charge related to the curtailment of certain long distance service operations. Absent the 1997 charge, sales and marketing expenses for the three and six months ended June 30, 1998 decreased 29% and 36%, respectively, primarily due to decreased salaries, wages and commissions resulting from reductions in communications' sales and marketing workforce, partially offset by increased CLEC direct retail sales efforts in new markets.


                                    OTHER INCOME, NET/MINORITY INTEREST/INTEREST EXPENSE/INCOME TAXES
                                    -----------------------------------------------------------------

                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Other Income, Net                        1998           1997      (Decrease)            1998            1997     (Decrease)
 -----------------
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Investment income               $       7,851  $       8,587           (9%)      $    16,622    $    18,301            (9%)
 Other                                    (168)        (1,875)          91%             1,699            561           203%
                                    -----------    -----------                     -------------    -----------
                                 $       7,683  $       6,712           14%       $    18,321    $    18,862            (3%)
                                    ===========    ===========                     ===========    ============

     Investment income for the three and six months ended June 30, 1998 decreased $.7 million, or 9%, and $1.7 million, or 9%, respectively, as compared with the prior year periods primarily due to lower average investment balances.

     Other income for the three and six months ended June 30, 1998 increased $1.7 million, or 91%, and $1.1 million, or 203%, respectively, as compared with the prior year periods primarily due to a $4.5 million second quarter 1997 charge related to an Arizona public utility commission order disallowing recovery of certain amounts of the equity component of the Allowance for Funds Used During Construction ("AFUDC"). Absent the 1997 charge, other income for the three and six months ended June 30, 1998 decreased 106% and 66%, respectively, primarily due to a decrease in the equity component of AFUDC in 1998.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Minority interest               $       3,053  $           -              n/a    $     5,526    $         -           n/a

     Minority interest is a result of the sale in an initial public offering in November 1997 of 17.17% of the economic interest in the Company's CLEC subsidiary, ELI and represents the minority's share of ELI's loss before the cumulative effect of change in accounting principle.


                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Interest expense                $      28,589  $      28,684            0%       $    55,395    $    55,693           (1%)

     Interest expense for the six months ended June 30, 1998 decreased $.3 million, or 1%, as compared with the prior year period primarily due to a $1.7 million second quarter 1997 charge related to an Arizona public utility commission order disallowing recovery of certain amounts of the debt component of AFUDC. Absent the 1997 charge, interest expense for the three and six months ended June 30, 1998 increased 6% and 3%, respectively, primarily due to increased long-term debt outstanding, partially offset by an increase in the debt component of AFUDC.


                                                   For the three months                            For the six months
                                                      ended June 30,                                 ended June 30,
                                    -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Income taxes                    $       7,638  $     (57,745)         113%       $     19,556    $   (41,909)         147%

     Income taxes for the three and six months ended June 30, 1998 increased $65.4 million, or 113%, and $61.5 million, or 147%, respectively, as compared with the prior year periods primarily due to the $62.1 million tax benefit associated with the second quarter 1997 charge to earnings. The effective annual tax rate (benefit) is approximately 30% and 32% in 1998 and 1997, respectively.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                 NET INCOME (LOSS) AND NET INCOME (LOSS) PER COMMON SHARE
                 --------------------------------------------------------



                                                      For the three months                            For the six months
                                                         ended June 30,                                 ended June 30,
                                         ---------------------------------------     -----------------------------------------
                                                        ($ in thousands)                               ($ in thousands)
                                                                          %                                            %
                                                                      Increase/                                       Increase/
                                              1998          1997     (Decrease)           1998          1997         (Decrease)
                                         ----------    ----------    -----------        ----------    ----------    ------------
Income (loss) before cumulative
  effect of change in
  accounting principle               $       14,462 $   (123,175)       112%        $    43,575   $     (92,591)        147%
Cumulative effect of change in
  accounting principle, net of income
  tax benefit and related minority
  interest                                        -            -        n/a               2,334               -          n/a
                                        ------------  -------------                 ------------    -------------
Net income (loss)                    $       14,462 $   (123,175)       112%        $    41,241   $     (92,591)        145%
                                        ============  ============                  ============    =============

Net income (loss) per common
  share before cumulative effect
  of change in accounting principle
  Basic                              $         .06  $       (.48)           113%    $       .17 $       (.36)           147%
  Diluted                            $         .06  $       (.48)           113%    $       .17 $       (.36)           147%
Net income (loss) per common share:
  Basic                              $         .06  $       (.48)           113%    $       .16 $       (.36)           144%
  Diluted                            $         .06  $       (.48)           113%    $       .16 $       (.36)           144%

     Income before cumulative effect of change in accounting principle increased $136.2 million, or 147%, as compared with the six months ended June 30, 1997 primarily due to a $135.2 million second quarter 1997 after tax charge. Absent the 1997 charge, income before cumulative effect increased 2% as compared with the six months ended June 30, 1997. In addition, the Company recorded $3.4 million as a cumulative effect of change in accounting principle in the statements of income in the first quarter 1998, net of income tax benefit of $.6 million and related minority interest of $.5 million in connection with the write-off of capitalized start-up costs incurred by the Company's CLEC subsidiary. Net income for the three and six months ended June 30, 1998 increased $137.6 million, or 112%, and $133.8 million, or 145%, respectively, as compared with the prior year periods primarily due to the second quarter 1997 after tax charge. Absent the 1997 charge, net income increased 21% over the second quarter 1997 and decreased 3% as compared with the six months ended June 30, 1997.

     Net income per common share before cumulative effect of change in accounting principle for the six months ended June 30, 1998 increased $.53, or 147%, as compared with prior year primarily due to the second quarter 1997 after tax charge. Absent the 1997 charge, net income per common share before cumulative effect of change in accounting principle increased 3% as compared with the six months ended June 30, 1997. Net income per common share for the three and six months ended June 30, 1998 increased $.54, or 113%, and $.52, or 144%, respectively, as compared with the prior year periods primarily due to the second quarter 1997 after tax charge. Absent the 1997 charge, net income per common share increased 21% over the second quarter of 1997 and decreased 3% as compared with the six months ended June 30, 1997. Prior year per-share amounts have been adjusted for subsequent stock dividends.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk
              ----------------------------------------------------------

     The Company is exposed to market risks and has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks is managed by maintaining a conservative investment portfolio, primarily including state and municipal and other fixed income securities, and entering into long term debt obligations with appropriate price and term characteristics, primarily including fixed rates obligations. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 1.   Legal Proceedings
          -----------------

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (the "Board") called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the Board ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the Board. The Company estimates that the future annual effect of the rate reduction ordered by the Board is approximately $3.9 million. The Company made a $6.6 million refund to its customers in 1997 by issuing a credit to the utility bills of each customer. In addition, the Board assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. The final terms of the probation have not been finalized. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the Board.

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10
(b) and 20 (a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants filed a motion to dismiss on March 27, 1998. On April 28, 1998 the plaintiffs served a Memorandum of Law in Opposition to Defendants Motion to Dismiss. Subsequent to that date, the parties filed reply memoranda and the court has the motion under consideration.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's common stock between May 6, 1996 and August 7, 1997 inclusive. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. ("HTCC"), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and have filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company intends to file a motion to dismiss the amended complaint.

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

(a) The Registrant held its 1998 Annual Meeting of the Stockholders on May 21, 1998.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement and all such nominees were elected.

     The stockholders voted to elect all nominees as directors. Directors elected along with their respective percentage of total outstanding shares voted in the affirmative were: N.I. Botwinik (80%), A.I. Fleischman (80%), J. C. Goodale (80%), S. Harfenist (80%), A. N. Heine (80%),
     J.L. Schroeder (80%), R.D. Siff (80%), R.A. Stanger (80%), C.H. Symington, Jr. (80%), E. Tornberg (80%), C. Tow (78%) and L. Tow (79%). Stockholders voted only 7% of outstanding shares in the negative for one or more of the nominees.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


(c) The stockholders voted 83% of total outstanding shares in the affirmative for the approval of the amendment of the Certificate of Incorporation to provide for a single series of common stock. Stockholders voted only 2% of the outstanding shares against the approval of the amendment.

Item 5.  Other Information
         -----------------

As disclosed in the Company's proxy statement for the 1998 annual meeting, under the Company's bylaws, if any stockholder intends to propose any matter at the 1999 annual meeting, the proponent must give written notice to the Company not earlier than January 1, 1998 nor later than February 15, 1999. Proposals notice after February 15, 1999 will not be entertained at the meeting. Furthermore, in accordance with a recent amendment to the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify the Company by February 14, 1999 of a proposal, then the Company's proxies would be able to use their discretionary voting authority when the stockholder's proposal is raised at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibits:
              3.200.1 Amendment dated May 21, 1998, to the Restated  Certificate of Incorporation  of Citizens  Utilities  Company.
              27.1    Financial Data Schedule for the six months ended June 30,
                      1998.
              27.2 Restated Financial Data Schedule for the periods ended March 31, 1997; June 30, 1997; September 30, 1997 and
                      December 31, 1997.
             27.3 Restated Financial Data Schedule for the periods ended March 31, 1996; June 30, 1996; September 30, 1996 and
                      December 31, 1996.

         b) Reports on Form 8-K:
            The Company filed on Form 8-K dated April 7, 1998 under Item 5 "Other Events" Restated Financial Data Schedules for the years ended December 31, 1996 and December 31, 1995.

            The  Company  filed  on Form 8-K  dated May 6,  1998   under  Item 7
            "Exhibits" a press release announcing financial results for the period ended March 31, 1998 and certain operating data.

            The Company filed on Form 8-K dated May 18, 1998 under Item 5 "Other Events" and Item 7 "Exhibits" a press release announcing the separation of the Company's Telecommunication businesses and Public Services businesses into two publicly-traded companies.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           CITIZENS UTILITIES COMPANY
                                  (Registrant)


                                By: /s/ Robert J. DeSantis
                                    ----------------------

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

Date: August 13, 1998