Form 10-Q
period 1998-09-30
CITIZENS UTILITIES CO
filed 1998-11-10
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 1998

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


                                   NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

The number of shares outstanding of the registrant's class of common stock as of October 30, 1998 were 258,610,612.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




                                                                                                     Page No.


Part I.  Financial Information

    Consolidated Balance Sheets at September 30, 1998 and December 31, 1997                               2

    Consolidated Statements of Income for the Three Months Ended
       September 30, 1998 and 1997                                                                        3

    Consolidated Statements of Income (Loss) for the Nine Months Ended
       September 30, 1998 and 1997                                                                        4

    Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1998 and 1997                                                                        5

    Notes to Consolidated Financial Statements                                                            6

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                              9

    Quantitative and Qualitative Disclosures about Market Risk                                           23

Part II.  Other Information

    Legal Proceedings                                                                                    24

    Exhibits and Reports on Form 8-K                                                                     25

    Signatures                                                                                           26





                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                           September 30, 1998    December 31, 1997
                                                                           ------------------    -----------------
                                                                                (Unaudited)
ASSETS
------
Current assets:
     Cash                                                                    $         57,699    $        35,163
     Accounts receivable, net                                                         298,081            277,405
     Other                                                                             65,682             64,711
                                                                                 -------------     --------------
            Total current assets                                                      421,462            377,279
                                                                                 -------------     --------------

Property, plant and equipment                                                       5,669,122          5,297,737
Less accumulated depreciation                                                       1,849,087          1,629,944
                                                                                 -------------     --------------

            Net property, plant and equipment                                       3,820,035          3,667,793
                                                                                 -------------     --------------

Investments                                                                           441,830            398,499
Regulatory assets                                                                     218,699            209,921
Deferred debits and other assets                                                      199,882            219,360
                                                                                 -------------     --------------
                     Total assets                                            $      5,101,908    $     4,872,852
                                                                                 =============     ==============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
     Long-term debt due within one year                                      $         22,253    $         6,691
     Accounts payable and current liabilities                                         374,691            411,179
                                                                                 -------------     -------------
            Total current liabilities                                                 396,944            417,870

Deferred income taxes                                                                 427,931            420,708
Customer advances for construction and
     Contributions in aid of construction                                             263,717            260,790
Deferred credits and other liabilities                                                135,203            128,984
Regulatory liabilities                                                                 19,526             20,881
Long-term debt                                                                      1,856,717          1,706,532
                                                                                 -------------     --------------
            Total liabilities                                                       3,100,038          2,955,765
                                                                                 -------------     --------------

Company Obligated Mandatorily Redeemable
     Convertible Preferred Securities  *                                              201,250            201,250
Minority interest in subsidiary                                                        28,397             36,626
Shareholders' equity:
     Common stock issued, $.25 par value                                               64,568             62,749
     Additional paid-in capital                                                     1,550,292          1,480,425
     Retained earnings                                                                133,569            132,217
     Accumulated other comprehensive income                                            23,794              3,820
                                                                                 -------------     --------------
            Total shareholders' equity                                              1,772,223          1,679,211
                                                                                 -------------     --------------

                     Total liabilities and shareholders' equity              $       5,101,908    $     4,872,852
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



                                             PART I. FINANCIAL INFORMATION (Continued)

                                            CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                              (In thousands, except per-share amounts)
                                                            (Unaudited)

                                                                                           1998             1997
                                                                                       -------------    -------------

Revenues                                                                            $      378,279   $     338,803
                                                                                       -------------    -------------

Operating expenses:
     Cost of services                                                                       79,934          68,174
     Depreciation                                                                           65,117          58,827
     Other operating expenses                                                              192,892         159,554
                                                                                       -------------    -------------
          Total operating expenses                                                         337,943         286,555
                                                                                       -------------    -------------

Income from operations                                                                      40,336          52,248

Other income, net                                                                            7,695          10,794
Minority interest                                                                            3,794               -
Interest expense                                                                            29,178          25,640
                                                                                       -------------    -------------

Income before income taxes and dividends on convertible preferred securities                22,647          37,402

Income taxes                                                                                 6,633          12,342
                                                                                       -------------    -------------

Income before dividends on convertible preferred securities                                 16,014          25,060

Dividend on convertible preferred securities, net of income tax benefit                      1,553           1,553
                                                                                       -------------    -------------

Net income                                                                          $       14,461   $      23,507
                                                                                       =============    =============


Net income per common share:
     Basic                                                                          $          .06   $           .09  *
     Diluted                                                                        $          .06   $           .09  *

Dividend rate declared on common stock                                                        .75%             1.00%
                                                                                       =============    =============


*Adjusted for subsequent stock dividends.









The accompanying Notes are an integral part of these Financial Statements.




                                            PART I. FINANCIAL INFORMATION (Continued)

                                            CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                              (In thousands, except per-share amounts)
                                                            (Unaudited)
                                                                                           1998             1997
                                                                                       -------------    -------------

Revenues                                                                            $    1,148,489   $   1,022,751
                                                                                       -------------    -------------

Operating expenses:
     Cost of services                                                                      268,661         259,845
     Depreciation                                                                          193,479         174,347
     Other operating expenses                                                              548,230         630,876
                                                                                       -------------    -------------
         Total operating expenses                                                        1,010,370       1,065,068
                                                                                       -------------    -------------

Income (loss) from operations                                                              138,119         (42,317)

Other income, net                                                                           26,016          29,656
Minority interest                                                                            9,320              -
Interest expense                                                                            84,573          81,333
                                                                                       -------------    -------------

Income (loss) before income taxes, dividends on convertible preferred securities
   and cumulative effect of change in accounting principle                                  88,882         (93,994)

Income taxes (benefit)                                                                      26,189         (29,567)
                                                                                       -------------    -------------

Income (loss) before dividends on convertible preferred securities and cumulative
   effect of change in accounting principle                                                 62,693         (64,427)

Dividend on convertible preferred securities, net of income tax benefit                      4,657           4,657
                                                                                       -------------    -------------

Income (loss) before cumulative effect of change in accounting principle                    58,036         (69,084)

Cumulative effect of change in accounting principle, net of income tax benefit
   and related minority interest                                                             2,334               -
                                                                                       -------------    -------------

Net income (loss)                                                                   $       55,702   $     (69,084)
                                                                                       =============    =============

Net income (loss) per common share before cumulative effect of change in accounting principle:
     Basic                                                                          $           .23  $         (.27)  *
     Diluted                                                                        $           .23  $         (.27)  *

Net income (loss) per common share:
     Basic                                                                          $           .22  $         (.27)  *
     Diluted                                                                        $           .22  $         (.27)  *

Compounded dividend rate declared on common stock                                              2.27%           4.26%
                                                                                       =============    =============


*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.





                                             PART I. FINANCIAL INFORMATION (Continued)

                                            CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                           (In thousands)
                                                            (Unaudited)



                                                                                      1998             1997
                                                                                  -------------    --------------

Net cash provided by operating activities                                      $      227,196   $       175,173
                                                                                  -------------    --------------

Cash flows from investing activities:
     Construction expenditures                                                       (351,777)         (382,466)
     Securities purchased                                                            (686,919)         (206,758)
     Securities sold                                                                  679,717           324,837
     Securities matured                                                                 2,000            20,433
     Other                                                                             (4,717)           33,476
                                                                                  -------------    --------------
Net cash provided from investing activities                                          (361,696)         (210,478)
                                                                                  -------------    --------------

Cash flows from financing activities:
     Long-term debt borrowings                                                        157,823            78,619
     Long-term debt principal payments                                                 (4,936)           (2,494)
     Issuance of common stock                                                           5,010             3,514
     Common stock buybacks                                                               (861)          (41,791)
     Other                                                                                  -               (91)
                                                                                  -------------    --------------
Net cash provided from financing activities                                           157,036            37,757
                                                                                  -------------    --------------

Increase in cash                                                                        22,536            2,452
Cash at January 1,                                                                      35,163           24,230
                                                                                  -------------    --------------
Cash at September 30,                                                          $        57,699  $        26,682
                                                                                  =============    ==============



The accompanying Notes are an integral part of these Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1) Summary of Significant  Accounting Policies:
     -------------------------------------------
        (a) Basis of Presentation:
               The unaudited consolidated financial statements include the accounts of Citizens Utilities Company and its subsidiaries (the "Company") and have been prepared in conformity with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in 1998. The consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

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

(2)   Net Income (Loss) Per Common Share:
      ----------------------------------
      The reconciliation of the net income (loss) per common share calculation for the three and nine months ended September 30, 1998 and 1997, respectively, is as follows:

                                                               For the three months ended September 30,
                                                -----------------------------------------------------------------------
                                                               1998                                1997
                                                             (In thousands, except for per share amounts)
                                                -----------------------------------------------------------------------
                                                                     Per                                 Per
                                            Income      Shares      Share        Income     Shares      Share
                                            ------      ------      -----        ------     ------      -----
    Net income per common share:
     Basic                             $      14,461     258,202 $      .06 $       23,507   257,635 $    .09
     Effect of dilutive options                    -         448          -              -        76        -
     Diluted                           $      14,461     258,650 $      .06 $       23,507   257,711 $    .09

                                                               For the nine months ended September 30,
                                                -----------------------------------------------------------------------
                                                               1998                                1997
                                                             (In thousands, except for per share amounts)
                                                -----------------------------------------------------------------------
                                                                     Per                                 Per
                                            Income      Shares      Share        Income     Shares      Share
                                            ------      ------      -----        ------     ------      -----
   Net income (loss) per common share:
     Basic                             $      55,702    257,478  $      .22 $      (69,084)  258,545 $    (.27)
     Effect of dilutive options                    -        305           -              -         -          -
     Diluted                           $      55,702    257,783  $      .22 $      (69,084)  258,545 $    (.27)

                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All share amounts represent weighted average shares outstanding for each respective period. All per share amounts have been adjusted for subsequent stock dividends. The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.732 to 1 ratio at an exercise price of $13.40 per share and 12,244,000 potentially dilutive stock options at a range of $8.28 to $14.34 per share. These items were adjusted for subsequent stock dividends and were not included in the diluted net income per common share calculation for any of the above periods as their effect was antidilutive.

The Compensation Committee of the Board of Directors has determined that it is in the best interests of both the Company and its employees to offer certain employees (excluding senior executive officers) an opportunity to exchange existing stock options for a lesser amount of new lower priced stock options.

(3)  Comprehensive  Income:
     ---------------------
     Effective January 1, 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that other comprehensive income and changes thereto are to be displayed prominently in the financial statements. The Company's total comprehensive income is as follows:

                                                              Three months ended September             Nine months ended
                                                                           30,                           September 30,
                                                             --------------------------------   --------------------------------
                                                                  1998              1997             1998             1997
                                                              -------------     -------------    -------------    -------------
      Net income (loss)                                    $       14,461     $      23,507    $      55,702    $      (69,084)
        Unrealized gain (loss) on securities classified
          as available for sale, net of income taxes               (3,310)           12,333           19,974            13,478
                                                              -------------     -------------    -------------     -------------
             Total comprehensive income (loss)                     11,151    $       35,840   $       75,676     $     (55,606)
                                                              =============     =============    =============     =============

(4)  1997  Charges  to  Earnings:
     ---------------------------
     In 1996 and early 1997 the Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace. This strategy included the initiation and expansion of long distance services which, in combination with other enhanced service offerings, would enable the Company to offer an integrated package of products and services.

     Late in 1996,the Company began the transition of its long distance network, primarily to fixed cost leases, in order to achieve the lowest cost of providing long distance service. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's market share. The increase in revenues resulting from this growth strategy, though significant, did not offset the resulting increase in incremental expenses from the branding, sales, and marketing initiatives. As a result, the Company's long distance service operations generated unexpected losses during the first half of 1997 which had an adverse impact on the Company's earnings and cash flow. During the second quarter 1997 management re-evaluated this growth strategy in light of this continuing impact on earnings and cash flow.

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

                                                                                           (In thousands)
                                                                                           --------------
                         Curtailment of certain long distance service operations              $  34,600
                         Benefit plan curtailments and related regulatory assets                 34,700
                         Telecommunications information systems and software                     67,400
                         Regulatory commission orders                                            47,200
                         Other                                                                   13,400
                                                                                               --------
                             Total                                                            $ 197,300
                                                                                               ========

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Change in Accounting Principle:
     ------------------------------
     In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred.

     Certain third party direct costs incurred by ELI in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years, and were being amortized over five years. The Company elected to early adopt SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of income for the nine months ended September 30, 1998, net of an income tax benefit of $577,000 and the related minority interest of $483,000.

(6)  Hungarian Telephone and Cable Corp. ("HTCC"):
     --------------------------------------------
     Pursuant to a definitive agreement, the Company had been providing requested management services to HTCC. Expenses incurred by the Company in providing such services, including allocable overhead items, were required to be reimbursed by HTCC. HTCC disputed certain provisions of this definitive agreement and the associated management fee. In September 1998, HTCC satisfied its current obligations with the Company by issuing to the Company 100,000 shares of its common stock and an $8,400,000 note, dated September 30, 1998, bearing interest payable annually at the rate of LIBOR (for one-year dollar deposits) plus 2.5% maturing in 2004. Additionally, the current management services agreement was terminated and a new seven-year consulting services agreement between the Company and HTCC was entered into with services to begin in 2004. HTCC has agreed to pay the Company a combined termination / consulting fee in the aggregate amount of $21,000,000 in equal installments of $3,000,000 beginning in 2004. The Company has not recorded any income related to the HTCC management services fee or the settlement in 1998.

 (7) Separation:
     ----------
     On May 18, 1998, the Company announced its plans to separate its telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company all of its telecommunications businesses, including its 83% interest in ELI. This separation is subject to federal and state regulatory approvals and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets.

     The Company received an order from the Federal Energy Regulatory Commission that granted an approval necessary to proceed with its separation plans. The Company filed petitions with five state regulatory agencies in Arizona, California, Louisiana, Tennessee and West Virginia for approval to proceed with its separation plans. Similar filings will also be made with other state regulatory agencies. The Company will file a request with the Internal Revenue Service for a private letter ruling that the transaction is not subject to federal income tax. An application with the Federal Communications Commission for the transfer of certain licenses and filings with the Securities and Exchange Commission will also be made during the separation process. The transaction is expected to be completed in the second half of 1999.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
     This quarterly report on Form 10-Q may contain forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the local and overall economy, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, weather conditions, changes in legal and regulatory policy, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones, the mix of products and services offered in the Company's target markets, year 2000 issues and the effects of the separation. Readers should consider these important factors in evaluating any statement contained herein and/or made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in this report and as presented in the Company's 1997 Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in 1998.

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

     On May 18, 1998, the Company announced its plans to separate its telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company all of its telecommunications businesses, including its 83% interest in ELI. This separation is subject to federal and state regulatory approvals and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets.

     The Company received an order from the Federal Energy Regulatory Commission that granted an approval necessary to proceed with its separation plans. The Company filed petitions with five state regulatory agencies in Arizona, California, Louisiana, Tennessee and West Virginia for approval to proceed with its separation plans. Similar filings will also be made with other state regulatory agencies. The Company will file a request with the Internal Revenue Service for a private letter ruling that the transaction is not subject to federal income tax. An application with the Federal Communications Commission for the transfer of certain licenses and filings with the Securities and Exchange Commission will also be made during the separation process. The transaction is expected to be completed in the second half of 1999.

     (a) Liquidity and Capital Resources
         -------------------------------
     For the nine months ended  September  30, 1998,  the Company used cash flow
     from   operations   and  proceeds  from  net  financings  to  fund  capital
     expenditures.

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. The Company has committed lines of credit with commercial banks under which it may borrow up to $600,000,000. There were no amounts outstanding under these lines at September 30, 1998. In addition, ELI, the Company's competitive local exchange carrier ("CLEC") subsidiary, has committed lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these lines. As of September 30, 1998, only $194,000,000 was outstanding under ELI's lines of credit.

     In June 1998, the Company arranged for the issuance of $20,000,000 of Industrial Development Revenue Bonds. These bonds were issued as demand purchase bonds at par value with an interest rate of 5.45% and a maturity date of June 1, 2033. Proceeds from these bonds will be used to fund the construction of the Company's gas facilities located in Yavapai County, Arizona.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     In July 1998, Centennial Cellular Corp. ("Centennial") announced that it plans to merge with Welsh, Carson, Anderson & Stowe ("Welsh") in a transaction valued at $43.50 per Centennial share. In October 1998, Centennial issued a press release announcing that a condition for funding from Merrill Lynch Capital Corporation ("Merrill Lynch") may not be satisfied. The condition referred to is that no material adverse change shall have occurred in the domestic or international financial, banking or capital markets since the date of its commitment. Although Merrill Lynch has acknowledged that a condition may not be satisfied, it has not terminated its agreement to fund the acquisition, and the commitment letter and merger agreement each have an expiration date of January 31, 1999. If the conditions for funding and other conditions for the transaction are met and the transaction is consummated, the Company will realize up to $215,500,000 in cash from its 16% fully-diluted stake in Centennial.

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

     In October 1998, the Company acquired St. Charles Natural Gas Company ("NGC") for $5,000,000 in cash. NGC is a natural gas distribution Company serving residential, commercial and industrial customers in Louisiana. NGC will become part of the Company's Louisiana Gas Services operations.

     The Company has requests for increases in annual revenues pending before regulatory commissions for the Ohio water operations totaling approximately $1,300,000. During the fourth quarter, the Company received increases in annual revenues from regulatory commissions in California totaling $900,000.

     Pursuant to a definitive agreement, the Company had been providing requested management services to Hungarian Telephone and Cable Corp. ("HTCC"). Expenses incurred by the Company in providing such services, including allocable overhead items, were required to be reimbursed by HTCC. HTCC disputed certain provisions of this definitive agreement and the associated management fee. In September 1998, HTCC satisfied its current obligations with the Company by issuing to the Company 100,000 shares of its common stock and an $8,400,000 note, dated September 30, 1998, bearing interest payable annually at the rate of LIBOR (for one-year dollar deposits) plus 2.5% maturing in 2004. Additionally, the current management services agreement was terminated and a new seven-year consulting services agreement between the Company and HTCC was entered into with services to begin in 2004. HTCC has agreed to pay the Company a combined termination / consulting fee in the aggregate amount of $21,000,000 in equal annual installments of $3,000,000 beginning in 2004.

     The Company also has an approximately $30,830,000 investment in HTCC which it has been closely monitoring. Earlier this year HTCC issued its 1997 financial statements in which it stated that there was substantial doubt about its ability to continue as a going concern. HTCC attributed its concern to, among other things, its potential inability to satisfy current obligations as they come due including its management services fees due to the Company and its Multi-Currency Credit Facility agreement (the "Facility") with Postabank. Since the issuance of its 1997 financial statements, HTCC's common stock value has declined.

     As noted above, HTCC has satisfied all of its current obligations to the Company. The Company has been advised by HTCC and its financial advisors that HTCC is working with Postabank to modify the terms of the Facility. The Company's investment in HTCC has been written down to market value with the offsetting charge reported as a separate component of shareholders' equity in accordance with generally accepted accounting principles. If the decline in the Company's investment in HTCC is deemed to be other than temporary, the amount of the write down of the investment from cost to market will be charged to earnings as a realized loss. As of
     September 30, 1998 the charge reported as a separate component of shareholders' equity was approximately $19,600,000. The Company will continue to monitor the progress of HTCC's renegotiation of the Facility with Postabank.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Impact of the Year 2000
     -----------------------
     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In late 1997, the Company developed a four-phase program for Y2K information technology ("IT") and non-IT systems compliance. Phase I is to inventory and identify those systems with which the Company has exposure to Y2K issues. Phase II is the assessment and development of action plans. Phase III is the implementation of the Y2K remediation plans. Phase IV, which in some instances will run concurrent with Phase III, is the testing and validation of each remedial action to ensure compliance. This phase includes, in some cases, testing in an environment identical to, but separate from, the production environment.
     Each of the Company's sectors has a program office that manages the progress of the Y2K efforts. The four-phase program was designed to protect the safety and continuity of the Company's service delivery and support capabilities, computer systems and other critical functions. The Company is presently determining priorities for taking corrective actions on mission critical systems or products in an effort to ensure continued delivery of core business activities. The Company's Y2K project seeks to address problems that could arise in IT areas including information systems and technologies; non-IT areas such as telecommunications networks and switches, utility control and monitoring systems, premises and facilities, general business equipment; and suppliers of products and services. The Company is and will continue to use both internal and external resources to reprogram, replace and test software and address remediation of IT and non-IT operational assets for Y2K compliance.

     The following table includes information as of September 30, 1998, by phase, related to the Y2K project for both the Company's sectors.


                                                                                         Expenditures
                                                                       --------------------------------------------------
                                                                                                             Total
                                      Estimated                          Actual to       Estimated to     Estimated to
                                 Completion Dates      % Completed     Sept. 30,1998    Dec. 31, 1999    Dec. 31, 1999
                                 ----------------      -----------     -------------    --------------   ----------------
       Telecommunications
       ------------------
       and Corporate
       -------------
          IT                                                           $ 3,039,000      $ 16,002,000       $ 19,041,000
           Inventory                 Completed             100%
           Assessment                 12/31/98             80%
           Remediation                6/30/99              30%
           Testing                    6/30/99              30%
          Non-IT                                                       $    312,000     $   2,259,000      $  2,571,000
           Inventory                  11/30/98             99%
           Assessment                 12/31/98             63%
           Remediation                4/30/99              15%
           Testing                    6/30/99               0%

       Public Services
       ---------------
          IT                                                           $    981,000     $   2,304,000      $  3,285,000
           Inventory                 Completed             100%
           Assessment                 11/30/98             96%
           Remediation                 2/1/99              84%
           Testing                    5/31/99              30%
          Non-IT                                                       $    528,000     $ 13,531,000       $ 14,059,000
           Inventory                 Completed             100%
           Assessment                 11/30/98             40%
           Remediation                3/31/99              25%
           Testing                    6/30/99               5%
                                                                       ---------------- ---------------- ----------------
       Total                                                           $  4,860,000      $34,096,000       $ 38,956,000
                                                                       ================ ================ ================

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Funding of the Y2K costs is expected to occur from operating cash flows, cash and investments, proceeds from the issuance of securities and/or other short term borrowings. The Company is required to expense costs related to Y2K remediation.

     The course of action taken by the Company recognizes that the systems of vendors or suppliers play a major role in the conduct of the business of the Company. As a result, in accordance with Phases I and II of the program, the Company is in the process of contacting software suppliers to determine major areas of exposure to Y2K issues. The Company has also been contacting its major suppliers and service providers to ascertain their ability to comply. The Company also contracted with a consulting firm, which has reviewed the Y2K programs of selected third party vendors. Thus far, most of these parties have stated that they intend to be Y2K compliant by 2000. However, there can be no guarantee that the systems of suppliers or service providers on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

     In the event of non-remediation of the Y2K issues by the Company or certain of its vendors, the worst case scenario would be disruption of the Company's operations, possibly impacting the provision of services to customers and the Company's ability to bill or collect revenues. However, management believes that the Company's efforts to mitigate Y2K issues will be successful. Contingency planning is an ongoing process as part of the Company's Y2K remediation methodology. While the Company's overall contingency plan is now being devised and documented specifically for Y2K, existing disaster recovery documentation and procedures remain the first line of defense.

     In addition, the Company participates in trade associations such as the Electric Power Research Institute to further industry efforts toward Y2K readiness.

     The Company intends to complete its efforts related to Y2K by June 1999, however, one major service provider has notified the Company that it does not anticipate being compliant until November 1999.

     From a forward-looking perspective, the extent and magnitude of the Y2K problem is difficult to predict or quantify. The above information is based on the Company's best estimates which were determined using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those discussed above. Specific factors that might cause such differences include, among others, the availability and cost of the personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third party suppliers and similar uncertainties.

     A number of financial and information system applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial systems are being replaced pursuant to the information systems initiative discussed below.

     Other Information Systems Initiatives
     -------------------------------------
     The Company has other information systems initiatives in process which are not due to the Y2K issue. These include implementation of enterprise wide core financial systems as well as the development of technology to bring the Company into full compliance with services to be provided pursuant to the Telecommunications Act of 1996 Interconnection Order. For these two projects, the Company expects to incur at least $30,000,000 in costs over the next fifteen months. The Company will be required to expense certain amounts of the cost of these projects pursuant to generally accepted accounting principles. For the nine months ended September 30, 1998, the Company incurred approximately $22,000,000 in total costs in connection with this process, of which approximately $4,000,000 has been expensed.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Effects of Newly-Issued Accounting Pronouncements
     -------------------------------------------------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 131 to have a material effect on the Company's financial position, operations or cash flows.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. SFAS 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued a Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material effect on the Company's financial position, operations or cash flows.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's financial position, operations or cash flows.

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

                                                                                            (In thousands)
                                                                                            -------------
                         Curtailment of certain long distance service operations              $  34,600
                         Benefit plan curtailments and related regulatory assets                 34,700
                         Telecommunications information systems and software                     67,400
                         Regulatory commission orders                                            47,200
                         Other                                                                   13,400
                                                                                               --------
                             Total                                                            $ 197,300
                                                                                               ========

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     (b)  Results of Operations
     --------------------------
                                    REVENUES
                                    --------
     Total revenues for the three and nine months ended September 30, 1998 increased $39.5 million, or 12%, and $125.7 million, or 12%, respectively, as compared with the prior year periods primarily due to increases in communications, CLEC and natural gas revenues.

     Telecommunications
     ------------------
     Telecommunications revenues for the three and nine months ended September 30, 1998 increased $12.4 million, or 6%, and $46.8 million, or 7%, respectively, as compared with the prior year periods primarily due to increased network access services within the Communications sector and local dial tone services within the CLEC sector.

                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                    %                                              %
                                                                Increase/                                      Increase/
Communications revenues                1998           1997      (Decrease)            1998            1997     (Decrease)
-----------------------          -----------    -----------    -------------    -----------    ------------   -------------
Network access services       $     107,325  $     103,001            4%     $     315,332  $     303,384            4%
Local network services               66,439         64,756            3%           194,753        189,228            3%
Long distance services               26,435         27,635           (4)%           74,622         63,041           18%
Directory services                    7,949          8,720           (9)%           23,757         24,289           (2)%
Other                                10,822         10,687            1%            35,098         36,426           (4)%
Eliminations                         (7,660)        (6,938)                        (23,086)       (17,331)
                                 -----------    -----------                     -----------    -----------

                              $     211,310  $     207,861            2%     $     620,476  $     599,037            4%
                                 ===========    ===========                     ===========    ===========

     Network access services revenues for the three and nine months ended September 30, 1998 increased $4.3 million, or 4%, and $11.9 million, or 4%, respectively, as compared with the prior year periods primarily due to increased minutes of use, new product offerings and growth of services provided to Internet service providers.

     Local network services revenues for the three and nine months ended September 30, 1998 increased $1.7 million, or 3%, and $5.5 million, or 3%, respectively, as compared with the prior year periods primarily due to access line growth.

     Long distance services revenues decreased $1.2 million, or 4%, as compared with the third quarter of 1997 primarily due to decreased minutes of use. Long distance services revenues for the nine months ended September 30, 1998 increased $11.6 million, or 18%, as compared with the prior year period primarily due to a $14.2 million second quarter 1997 charge to revenue related to the curtailment of long distance service operations in adjacent markets. Absent the 1997 charge, long distance revenues for the nine months ended September 30, 1998 decreased 3% primarily due to decreased minutes of use as a result of the curtailment of long distance service operations in adjacent markets, partially offset by increased in-territory minutes of use.

     Other revenues for the nine months ended September 30, 1998 decreased $1.3 million, or 4%, as compared with the prior year period primarily due to decreased surcharges in California and New York. Additionally, the Company has not recorded HTCC management services fees in 1998 as a result of its dispute with HTCC.

     Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                              %
                                                                   Increase/                                      Increase/
 CLEC revenues                            1998           1997      (Decrease)            1998           1997      (Decrease)
 -------------                      -----------    -----------    -------------    -----------    -----------    -------------
 Dedicated services              $       9,009  $       9,184           (2)%    $      26,487  $     23,300            14%
 Local dial tone services                9,987          2,893          245%            23,780         6,136           288%
 Long distance services                  2,512          2,387            5%             6,233         6,098             2%
 Enhanced services                       4,156          2,561           62%            10,664         6,590            62%
 Eliminations                             (650)          (925)                         (2,265)       (2,615)
                                    -----------    -----------                     -----------    -----------

                                 $      25,014  $      16,100           55%     $      64,899  $     39,509            64%
                                    ===========    ===========                     ===========    ===========

     Dedicated services revenues decreased $.2 million, or 2%, as compared with the third quarter of 1997 primarily due to the expiration of a short-term contract in the first quarter of 1998, partially offset by increased customers and route miles in new and existing markets. Dedicated services revenues increased $3.2 million, or 14%, for the nine months ended September 30, 1998 as compared with the prior year period primarily due to increased customers and route miles in new and existing markets, partially offset by the expiration of a short-term contract in the first quarter of 1998.

     Local dial tone services revenues for the three and nine months ended September 30, 1998 increased $7.1 million, or 245%, and $17.6 million, or 288%, respectively, as compared with the prior year periods primarily due to increased access line equivalents, increased sales of the integrated service digital network (ISDN) product and increased carrier and local access revenue.

     Enhanced services revenues for the three and nine months ended September 30, 1998 increased $1.6 million, or 62%, and $4.1 million, or 62%, respectively, as compared with the prior year periods primarily due to increased sales of frame relay and Internet services in new and existing markets.

     Eliminations reflect intercompany activity between the Company's CLEC and Communications sectors.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Public Services Revenues

     Public services revenues for the three and nine months ended September 30, 1998 increased $27.1 million, or 24%, and $78.9 million, or 21%, respectively, as compared with the prior year periods primarily due to increased natural gas revenues.

                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Gas revenues                             1998           1997      (Decrease)            1998            1997     (Decrease)
 ------------                       -----------    -----------    -------------    -----------    ------------    ------------
 Residential                     $      22,413  $     17,450            28%     $     117,813  $      101,675           16%
 Commercial                             21,721         7,436           192%            83,469          38,203          118%
 Industrial                             15,022         7,573            98%            34,592          21,871           58%
 Municipal                                 282           272             4%             2,954           2,316           28%
                                    -----------    -----------                     -----------    ------------
     Total distribution                 59,438        32,731            82%           238,828         164,065           46%
 Transportation                            421           437            (4)%            1,813           1,819            0%
 Other                                   2,812         2,185            29%             9,231           6,966           33%
                                    -----------    -----------                     -----------    ------------

                                 $      62,671  $     35,353            77%     $     249,872  $      172,850           45%
                                    ===========    ===========                     ===========    ============

     Residential revenues increased $5 million, or 28%, as compared with the third quarter of 1997 primarily due to the acquisition of The Gas Company ("TGC") in October 1997. Residential revenues for the nine months ended September 30, 1998 increased $16.1 million, or 16%, as compared with the prior year period primarily due to the acquisition of TGC, customer growth and increased consumption in Arizona, partially offset by lower purchased gas costs passed on to customers in Louisiana.

     Commercial revenues increased $14.3 million, or 192%, as compared with the third quarter of 1997 primarily due to the acquisition of TGC. Commercial revenues for the nine months ended September 30, 1998 increased $45.3 million, or 118%, as compared with the prior year period primarily due to the acquisition of TGC, customer growth and increased consumption in Arizona, partially offset by lower purchased gas costs passed on to customers in Louisiana.

     Industrial revenues increased $7.4 million, or 98%, as compared with the third quarter of 1997 primarily due to the acquisition of TGC and increased consumption in Louisiana. Industrial revenues for the nine months ended September 30, 1998 increased $12.7 million, or 58%, as compared with the prior year period primarily due to the acquisition of TGC and increased consumption in Louisiana and Arizona.

     Municipal revenues for the nine months ended September 30, 1998 increased $.6 million, or 28%, as compared with the prior year period primarily due to customer growth.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Electric revenues                        1998           1997      (Decrease)            1998            1997     (Decrease)
 -----------------                  -----------    -----------    -------------    -----------    ------------    ------------
 Residential                     $      24,458  $      23,754            3%     $      62,969  $      60,264              4%
 Commercial                             16,774         15,841            6%            43,207         41,896              3%
 Industrial                             10,085         11,076           (9)%           29,795         31,362             (5)%
 Municipal                               2,315          2,299            1%             6,246          6,040              3%
                                    -----------    -----------                     -----------    ------------
     Total distribution                 53,632         52,970            1%           142,217        139,562              2%
 Transportation                            749            709            6%             2,237          2,020             11%
 Other                                    (235)         1,303         (118)%              765          3,232            (76)%
                                    -----------    ----------                      -----------    ------------

                                 $      54,146  $      54,982           (2)%    $     145,219  $     144,814              0%
                                    ===========    ===========                     ===========    ============


     Electric revenues decreased $.8 million,  or 2%, as compared with the third quarter of 1997  primarily due to lower fuel costs passed onto customers in
     Hawaii  and a  commission  ordered  rate  reduction  in  Vermont.  Electric revenues  for the nine  months  ended  September  30,  1998  increased  $.4 million,  or 0%, as compared with the prior year period  primarily due to a
     $6.6 million  second  quarter  1997 charge to revenue  related to a Vermont public utility commission order requiring a refund to customers. Absent the
     1997 charge, electric revenues for the nine months ended September 30, 1998 decreased  4% primarily  due to lower fuel costs  passed onto  customers in
     Hawaii and a commission ordered rate reduction in Vermont.

                                                    For the three months                           For the nine months
                                                    ended September 30,                            ended September 30,
                                         -------------------------------------------    -------------------------------------------
                                                      ($ in thousands)                               ($ in thousands)
                                                                         %                                             %
                                                                     Increase/                                     Increase/
 Water and Wastewater revenues              1998           1997     (Decrease)            1998           1997     (Decrease)
 -----------------------------        -----------    -----------    ------------    -----------    -----------    ------------
 Residential distribution          $      19,413  $      19,071            2%    $      53,610  $      52,932            1%
 Commercial distribution                   4,170          4,259           (2)%          10,425         10,357            1%
 Industrial distribution                     324            296            9%              771            729            6%
 Other                                     1,231            881           40%            3,217          2,523           28%
                                      -----------    -----------                    -----------    -----------
                                   $      25,138  $      24,507            3%    $      68,023  $      66,541            2%
                                      ===========    ===========                    ===========    ===========


     Water and wastewater revenues for the three and nine months ended September
     30,  1998  increased  $.6  million,   or  3%,  and  $1.5  million,  or  2%,
     respectively,  as compared  with the prior year  periods  primarily  due to increased consumption and customer growth.


                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                         OPERATING EXPENSES
                                                         ------------------
                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Cost of Services                         1998           1997      (Decrease)            1998            1997     (Decrease)
 ----------------                   -----------    -----------    -------------    -----------    ------------    ------------
 Natural gas purchased           $      29,066  $      16,419           77%     $     127,233  $      94,598            34%
 Network expenses                       33,241         31,852            4%            99,004        112,257           (12)%
 Electric energy and fuel oil
    purchased for energy
    production                          25,937         27,766           (7)%           67,775         72,936            (7)%
 Eliminations                           (8,310)        (7,863)                        (25,351)       (19,946)
                                    -----------    -----------                     -----------    ------------

                                 $      79,934  $      68,174           17%     $     268,661  $     259,845             3%
                                    ===========    ===========                     ===========    ============

     Natural gas  purchased  for the three and nine months ended  September  30,
     1998  increased  $12.6  million,   or  77%,  and  $32.6  million,  or  34%,
     respectively,  as  compared  with the prior  periods  primarily  due to the acquisition of TGC in October 1997.

     Network expenses increased $1.4 million, or 4%, as compared with the third quarter of 1997 primarily due to expansion of the Company's CLEC frame relay and Internet services and customer growth. Network expenses for the nine months ended September 30, 1998 decreased $13.3 million, or 12%, as compared with the prior year period primarily due to a $11.1 million second quarter 1997 charge related to lease terminations as a result of the curtailment of certain long distance service operations. Absent the 1997 charge, network expense for the nine months ended September 30, 1998 decreased 2% primarily due to the curtailment of long distance service operations in adjacent markets and lower negotiated rates in 1998.

     Electric energy and fuel oil purchased for energy production for the three and nine months ended September 30, 1998 decreased $1.8 million, or 7%, and $5.2 million, or 7%, respectively, as compared with the prior year periods primarily due to lower supplier prices in Hawaii and Arizona.

     Eliminations represent network expenses incurred by the Company's long distance operation for services provided by its local exchange operations and intercompany activity between the Company's CLEC and Communications sectors.

                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Depreciation expense            $      65,117  $      58,827           11%     $     193,479  $      174,347           11%

     Depreciation expense for the three and nine months ended September 30, 1998 increased $6.3 million, or 11%, and $19.1 million, or 11%, respectively, as compared with the prior year periods primarily due to the acquisition of TGC and increased property, plant and equipment.



                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Other Operating Expenses                 1998           1997      (Decrease)            1998            1997     (Decrease)
 ------------------------           -----------    -----------    -------------    -----------    ------------    ------------
 Operating and maintenance       $     152,755  $     128,626           19%     $     439,618  $     512,236           (14)%
 Taxes other than income                25,943         22,840           14%            74,816         71,250             5%
 Sales and marketing                    14,194          8,088           75%            33,796         47,390           (29)%
                                    -----------    -----------                     -----------    ------------

                                 $     192,892  $     159,554           21%     $     548,230  $     630,876           (13)%
                                    ===========    ===========                     ===========    ============

     Operating and maintenance expenses increased $24.1 million, or 19%, as compared with the third quarter of 1997 primarily due to increases in personnel and related costs to support the Company's expanded CLEC service offerings and the acquisition of TGC in October 1997. Operating and maintenance expenses for the nine months ended September 30, 1998 decreased
     $72.6 million, or 14%, as compared with the prior year period primarily due to a $150.6 million second quarter 1997 charge. Absent the 1997 charge, operating and maintenance expenses for the nine months ended September 30, 1998 increased 22% primarily due to the acquisition of TGC and increased payroll related costs.

     Taxes other than income for the three and six months ended September 30, 1998 increased $3.1 million, or 14%, and $3.6 million, or 5%, respectively, as compared with the prior year periods primarily due to the acquisition of TGC.

     Sales and marketing expenses increased $6.1 million, or 75%, as compared with the third quarter of 1997 primarily due to increases in personnel and related costs to support the Company's expanded CLEC service. Sales and marketing expenses for the nine months ended September 30, 1998 decreased
     $13.6 million, or 29%, as compared with the prior year period primarily due to an $8.6 million second quarter 1997 charge related to the curtailment of certain long distance service operations. Absent the 1997 charge, sales and marketing expenses for the nine months ended September 30, 1998 decreased
     13% primarily due to decreased salaries, wages and commissions resulting from reductions in communications' sales and marketing workforce, partially offset by increases in personnel and related expenses to support expanded
     CLEC service offerings.

                                    OTHER INCOME, NET/MINORITY INTEREST/INTEREST EXPENSE/INCOME TAXES
                                    -----------------------------------------------------------------
                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
 Other Income, Net                        1998           1997      (Decrease)            1998            1997     (Decrease)
 -----------------                  -----------    -----------    -------------    -----------    ------------    ------------
 Investment income               $       8,243  $       8,048            2%     $      24,865  $      26,349            (6)%
 Other                                    (548)         2,746         (120)%            1,151          3,307           (65)%
                                    -----------    -----------                     -----------    ------------
                                 $       7,695  $      10,794          (29)%    $      26,016  $      29,656           (12)%
                                    ===========    ===========                     ===========    ============

     Investment income increased $.2 million, or 2%, as compared with the third quarter of 1997 primarily due to increased average investment balances.
     Investment  income for the nine months ended  September 30, 1998  decreased
     $1.5 million, or 6% as compared with the prior year period primarily due to lower average investment balances.

     Other income decreased $3.3 million, or 120%, as compared with the third quarter 1997 primarily due to a decrease in the equity component of the Allowance for Funds Used During Construction ("AFUDC") in 1998. Other income for the nine months ended September 30, 1997 decreased $2.2 million, or 65%, as compared with the prior year period primarily due to a decrease in the equity component of AFUDC in 1998, partially offset by a $4.5 million second quarter 1997 charge related to an Arizona public utility commission order disallowing recovery of certain amounts of the equity component of AFUDC. Absent the 1997 charge, other income for the nine months ended September 30, 1998 decreased 85% compared to the prior year period primarily due to a decrease in the equity component of AFUDC in 1998.

                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                              %
                                                                   Increase/                                      Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------   -------------
 Minority interest               $       3,794  $           -              n/a  $       9,320  $            -             n/a

     Minority interest is a result of the sale in an initial public offering in November 1997 of 17.19% of the economic interest in the Company's CLEC subsidiary, ELI, and represents the minority's share of ELI's loss before income tax benefit and the cumulative effect of change in accounting principle.

                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Interest expense                $      29,178  $      25,640           14%     $      84,573  $      81,333             4%

     Interest expense increased $3.5 million, or 14%, as compared with the third quarter of 1997 primarily due to increased long-term debt outstanding.
     Interest  expense for the nine months ended  September  30, 1998  increased
     $3.2 million, or 4%, as compared with the prior year period primarily due to increased long-term debt, partially offset by a $1.7 million second quarter 1997 charge related to an Arizona public utility commission order disallowing recovery of certain amounts of the debt component of AFUDC.
     Absent  the  1997  charge,  interest  expense  for the  nine  months  ended
     September 30, 1998 increased 6% primarily due to increased long-term debt outstanding, partially offset by an increase in the debt component of AFUDC.

                                                   For the three months                           For the nine months
                                                   ended September 30,                            ended September 30,
                                        -------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                               ($ in thousands)
                                                                       %                                               %
                                                                   Increase/                                       Increase/
                                          1998           1997      (Decrease)            1998            1997     (Decrease)
                                    -----------    -----------    -------------    -----------    ------------    ------------
 Income taxes                    $       6,633  $      12,342          (46)%    $      26,189  $     (29,567)          189%

     Income taxes decreased $5.7 million, or 46%, as compared with the third quarter of 1997 primarily due to decreased taxable income. Income taxes for the nine months ended September 30, 1998 increased $55.8 million, or 189%, as compared with the prior year period primarily due to the $62.1 million tax benefit associated with the second quarter 1997 charge to earnings. The effective annual tax rate (benefit) is approximately 29% and 31% in 1998 and 1997, respectively.

                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                        NET INCOME (LOSS) AND NET INCOME (LOSS) PER COMMON SHARE
                                        --------------------------------------------------------

                                                       For the three months                           For the nine months
                                                       ended September 30,                            ended September 30,
                                            -------------------------------------------    ----------------------------------------
                                                         ($ in thousands)                               ($ in thousands)
                                                                          %                                            %
                                                                      Increase/                                    Increase/
                                              1998          1997     (Decrease)           1998           1997     (Decrease)
                                          ---------    ----------    ------------    ----------    -----------    ------------
Income (loss) before cumulative
effect of change in
accounting principle                  $       14,461 $     23,507            (38)% $      58,036 $     (69,084)        184%
Cumulative effect of change in
accounting principle, net of income
  tax benefit and related minority
interest                                           -            -                          2,334             -
                                         ------------  ------------                  ------------  -------------
Net income (loss)                     $       14,461 $     23,507            (38)% $      55,702 $     (69,084)        181%
                                         ============  ============                  ============  =============

Net income (loss) per common
share before cumulative effect
of change in accounting principle:
  Basic                               $         .06  $        .09            (33)% $         .23 $       (.27)         185%
  Diluted                             $         .06  $        .09            (33)% $         .23 $       (.27)         185%
Net income (loss) per common share:
  Basic                               $         .06  $        .09            (33)% $         .22 $       (.27)         181%
   Diluted                            $         .06  $        .09            (33)% $         .22 $       (.27)         181%

     Income before cumulative effect of change in accounting principle increased $127.1 million, or 184%, as compared with the nine months ended September 30, 1997 primarily due to a $135.2 million second quarter 1997 after tax charge. Absent the 1997 charge, income before cumulative effect decreased 12% as compared with the nine months ended September 30, 1997. In addition, the Company recorded $3.4 million as a cumulative effect of change in accounting principle in the statements of income in the first quarter 1998, net of income tax benefit of $.6 million and related minority interest of $.5 million, in connection with the write-off of capitalized start-up costs incurred by the Company's CLEC subsidiary. Net income decreased $9 million, or 38%, as compared with the third quarter of 1997 primarily due to an increased net loss from the Company's CLEC subsidiary. Net income for the nine months ended September 30, 1998 increased $124.8 million, or 181%, as compared with the prior year period primarily due to the second quarter 1997 after tax charge. Absent the 1997 charge, net income decreased 16% as compared with the nine months ended September 30, 1997.

     Net income per common share before cumulative effect of change in accounting principle for the nine months ended September 30, 1998 increased $.50, or 185%, as compared with the prior year period primarily due to the second quarter 1997 after tax charge. Absent the 1997 charge, net income per common share before cumulative effect of change in accounting principle decreased 12% as compared with the nine months ended September 30, 1997 primarily due to an increased net loss from the Company's CLEC subsidiary. Net income per common share decreased $.03, or 33%, as compared with the third quarter of 1997 primarily due to an increased net loss from the Company's CLEC subsidiary. Net income per common share for the nine months ended September 30, 1998 increased $.49, or 181%, as compared with the prior year period primarily due to the second quarter 1997 after tax charge. Absent the 1997 charge, net income per common share decreased 15% as compared with the nine months ended September 30, 1997 primarily due to an increased net loss from the Company's CLEC subsidiary. Prior year per-share amounts have been adjusted for subsequent stock dividends.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   -------------------------------------------

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk
              ----------------------------------------------------------
     The Company is exposed to market risks and has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Sensitivity of earnings to these risks is managed by maintaining a conservative investment portfolio, primarily including state and municipal and other fixed income securities, and entering into long-term debt obligations with appropriate price and term characteristics, primarily including fixed rate obligations. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 1.   Legal Proceedings
          -----------------
     In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (the "Board") called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the "DPS"), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the Board ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the Board. The Company estimates that the future annual effect of the rate reduction ordered by the Board is approximately $3.9 million. The Company made a $6.6 million refund to its customers in 1997 by issuing a credit to the utility bills of each customer. In addition, the Board assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the Board. The Board prescribed final terms of probation in its final order issued September 15, 1998. The Company filed an appeal in October 1998 challenging certain of the penalties imposed by the Board.

     In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants filed a motion to dismiss on March 27, 1998. On April 28, 1998 the plaintiffs served a Memorandum of Law in Opposition to Defendants Motion to Dismiss. Subsequent to that date, the parties filed reply memoranda. The court has the motion under consideration but has not yet established a schedule of oral arguments.

     In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's common stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. ("HTCC"), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and have filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company's motion to dismiss the amended complaint was filed on October 13, 1998. The court has established a schedule of oral arguments leading through January 25, 1999.

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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a)   Exhibits:
              27 Financial Data Schedule for the nine months ended September 30, 1998.

         b)   Reports on Form 8-K:

               The Company filed on Form 8-K dated August 13, 1998 under Item 7 "Exhibits" a press release announcing financial results and certain operating data for the period ended June 30, 1998 and a press release announcing the Company's separation strategy.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 CITIZENS UTILITIES COMPANY
                                       (Registrant)


                               By:   /s/ Robert J. DeSantis
                                     -----------------------------
                                     Robert J. DeSantis
                                     Chief Financial Officer,
                                     Vice President and Treasurer

                               By:   /s/ Livingston E. Ross
                                     -----------------------------
                                     Livingston E. Ross
                                     Vice President and Controller

Date: November 10, 1998