Form 10-K
period 1998-12-31
CITIZENS UTILITIES CO
filed 1999-03-11
CIK 20520

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


                      FOR THE YEAR ENDED DECEMBER 31, 1998
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998  Commission file number 001-11001
                           -----------------                         ---------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           CITIZENS UTILITIES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 06-0619596
--------------------------------          ----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                                3 High Ridge Park
                                  P.O. Box 3801
                          Stamford, Connecticut 06905
                          ---------------------------
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.25 per share                                                  New York Stock Exchange
Guarantee of Convertible Preferred Securities of Citizens Utilities Trust               New York Stock Exchange
Citizens Convertible Debentures                                                         N/A
Guarantee of Partnership Preferred Securities of Citizens Utilities Capital L.P.        N/A
-------------------------------------------------------------------------------  ------------------------------------
(Title of each class)                                                           (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $1,935,322,722.

The number of shares outstanding of the registrant's Common Stock as of February 26, 1999 was 259,884,972.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders to be held on May 20, 1999, is incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

                                                                                        Page
                                                                                        ----
PART I
------

Item 1.    Description of Business                                                         2
               General Development of Business                                             2
               Financial Information about Industry Segments                               2
               Narrative Description of Business                                           3
                  Communications                                                           3
                  CLEC                                                                     6
                  Public Services                                                          7
                     Gas                                                                   8
                     Electric                                                              9
                     Water and Wastewater                                                 11
                  General                                                                 12
               Financial Information about Foreign and Domestic
                  Operations and Export Sales                                             13

Item 2.    Description of Property                                                        14

Item 3.    Legal Proceedings                                                              15

Item 4.    Submission of Matters to Vote of Security Holders                              16

Executive Officers                                                                        17

PART II
-------

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters                                            18

Item 6.    Selected Financial Data                                                        19

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              19

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     32

Item 8.    Financial Statements and Supplementary Data                                    32

Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                   32

PART III   Incorporation by Reference to the 1999 Proxy Statement                         32
--------

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                32

Signatures                                                                                35

Index to Consolidated Financial Statements                                               F-1

                                     PART 1
                                     ------

Item 1.   Description of Business
          -----------------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report.

(a)  General Development of Business
     -------------------------------

The "Company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The Company provides, either directly or through subsidiaries, communications services, competitive local exchange carrier (CLEC) services and public services including gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States.

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

On  May  18,   1998,   the  Company   announced   its  plans  to  separate   its
telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company all of its telecommunications businesses, including its approximate 83% interest in Electric Lightwave, Inc. (ELI). This separation is subject to federal and state regulatory approvals and final Board approval, and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets. The separation is expected to strengthen both businesses and enable each of them to take full advantage of opportunities to enhance value.

The Company received an order from the Federal Energy Regulatory Commission that granted an approval necessary to proceed with its separation plans. The Company filed a request with the Internal Revenue Service for a private letter ruling that the transaction is not subject to federal income tax. The Company has filed petitions with numerous state regulatory agencies for the approvals necessary to proceed with its separation plans and to date has received the necessary approval from four of these agencies. An application with the Federal Communications Commission (FCC) for the transfer of certain licenses and filings with the Securities and Exchange Commission will also be made during the separation process. The transaction is expected to be completed in the second half of 1999.

Although the Company continues to aggressively pursue its separation plans, changing market conditions and new business opportunities may require it to consider other methods to enhance shareholder value, including the sale or other disposition of certain properties and the acquisition of new properties.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

Note 14 of the Notes to Consolidated Financial Statements included herein sets forth financial information about industry segments of the Company for the last three fiscal years.

(c)  Narrative Description of Business
     ---------------------------------

COMMUNICATIONS
--------------
Through subsidiaries, the Company provides both regulated and competitive communications services to residential, business and wholesale customers.
Communications services consist of local network services, network access services, long distance services, directory advertising, centrex, cellular, voice mail and cable television services. The Company operates as an Incumbent Local Exchange Carrier (ILEC) that provides local and intraLATA services to the following approximate number of retail access lines in the following states:

                                                       Local Network
                                    State              Access Lines
                                    -----              -------------
                                   New York              320,900
                                   West Virginia         143,400
                                   Arizona               141,900
                                   California            127,200
                                   Tennessee              96,100
                                   Nevada                 25,800
                                   Wisconsin              24,200
                                   Utah                   21,900
                                   Idaho                  20,600
                                   Oregon                 14,200
                                   Montana                 8,500
                                   New Mexico              5,400
                                   Pennsylvania            1,400
                                                      -----------
                                   Total                 951,500
                                                      ===========

The Company provides network access services and billing and collections services primarily to AT&T Corp., MCI Worldcom Corp. and Sprint Corp. The Company is also enhancing its network support systems to offer local resale capabilities in its local exchange franchise serving areas to emerging CLECs.

Communications Strategy
-----------------------
In 1998, the Company initiated a strategy designed to foster growth within its local service areas. This strategy focuses on the provision of traditional local and long distance telecommunications services while addressing emerging opportunities in the communications marketplace, such as internet and high-speed data services. The Company's goal is to strengthen its position as a full service communications provider to customers within its local service areas through the provision of an integrated package of products and services. The Company is committed to continuous improvements in operational efficiencies through the application of value based management techniques designed to aggressively generate free cash flow.

The Company continues to look at acquisition opportunities. The Company is especially interested in acquiring properties that would help make its Communications business a full service provider from which customers can buy local, long distance, cellular, paging, Internet access and personal communications services.

Telecommunications Act
----------------------
In February 1996, the Telecommunications Act of 1996 (the 1996 Act) became law. The national public policy framework for telecommunications was changed dramatically by the 1996 Act. A central focus of this sweeping policy reform was to open local telecommunications markets to practical competition. The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Under the 1996 Act, however, states retain authority to impose on carriers requirements necessary to preserve universal telecommunications service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

Pursuant to the requirements of the 1996 Act, the FCC has been and will be conducting rule-making proceedings resulting in a number of new rules that could impact the operations of the Company. These rules, described in more detail below, address interconnection, universal service reform and access charge/price cap reform.

Interconnection
---------------
The  FCC's   Interconnection   Order,  issued  in  August  1996,  addresses  the
relationship between ILECs, such as the Company, and CLECs, such as the Company's subsidiary, ELI.

The 1996 Act and the Interconnection Order outline three routes, which are not mutually exclusive, to competitive market entry. The first is through a CLEC's construction and operation of its own local exchange facilities, in which case the sole requirement of the ILEC is interconnection for purposes of traffic interchange. The second allows a CLEC to acquire, at incremental cost, unbundled network elements from the ILEC for CLEC assembly into end-to-end local exchange services and/or as a supplement to the facilities it has constructed on its own. The third is through CLEC resale of ILEC retail services acquired from the ILEC at wholesale rates.

Subject  to  the  rural  telephone  company   exemption   discussed  below,  the
Interconnection Order affects the Company's local network services business as follows:

     (a) ILECs must provide interconnection to telecommunications carriers at any technically feasible point, equal in quality to that provided for the ILECs' own operations;
     (b) ILECs must provide those carriers with access to network elements on an unbundled basis;
     (c) ILECs must offer for resale, at wholesale rates, any telecommunications services that the ILECs provide at retail to subscribers who are not telecommunications carriers;
     (d) ILECs and CLECs must compensate each other for the termination of interchanged local exchange traffic.

All of the provisions of the Interconnection Order could materially impact the Company's financial position and results of operations. Because of its smaller size and smaller market service areas, the Company's local network services business has a qualified exemption from the FCC's Interconnection Order. The qualified exemption pertains to certain technical requirements imposed upon ILECs and is neither an exemption from interconnection, in general, nor against competitive entry by other carriers. This exemption is known as the rural telephone company exemption and it continues until a bonafide request for interconnection is received and a state commission with jurisdiction determines that discontinuation of the exemption is warranted, consistent with universal service principles, and that such discontinuation will not impose an undue economic hardship on the Company and the interconnection requested is technically feasible. The Company has received over 100 interconnection requests from CLECs and wireless communications providers. With respect to CLEC interconnection, three contracts have been approved by state commissions. The Company will be providing unbundled network elements in 1999. The Company has signed resale contracts in Arizona, Nevada and New York and continues to receive additional requests for resale. None of Citizens' bonafide requests for interconnection received and finalized in 1998 required payment of usage based reciprocal compensation to CLECs. Reciprocal compensation is payment for the transport and termination of local traffic between the Company and a network-based CLEC. The first contract with a CLEC for usage based reciprocal compensation will begin in 1999. On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to Internet Service Providers (ISPs) as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them.

Universal Service Reform
------------------------
In May 1997, the FCC released its order creating a new federal universal service system (the Universal Service Order). The Universal Service Order was the FCC's response to one of the 1996 Act's mandates for a new system for funding of ubiquitous basic exchange telephone services to all areas of the United States and its possessions through explicit contributions of all telecommunications carriers. This new system for funding of basic services in rural, high cost and insular locations is designed to end the long standing system of funding through implicit subsidies levied by ILECs in the form of artificially high, mandated prices for access, intraLATA toll, and other non-basic services. A second significant mandate of the 1996 Act addressed in the Universal Service Order is the creation of a federal funding mechanism for the provision of discounted basic and advanced telecommunications services to qualifying public primary and secondary schools and local libraries. A third mandate creates a mechanism for providing federal funding of advanced services to rural health care providers sufficient in scope to allow qualified entities to receive such services at rates comparable to those paid by health care providers in urban areas.

The Universal Service Order has implications for the Company in addressing universal service funding to rural telephone companies. First, the Company expects to continue receiving funding under the new federal universal service system. Second, the FCC determined that it is not appropriate at this time to bring rural telephone companies under a proxy-model driven universal service cost determination system in the same time frame applicable to non-rural carriers. The Company expects that its ILECs will continue receiving federal universal service funding, with certain adjustments, based upon its actual costs incurred to provide universal services for several years.

The Company cannot predict what the levels or methods of contributions will be or whether the amount of receipts from the new system will be equal to or greater than its contributions, because the new system is still under development by the FCC.

Access Charge/Price Cap Reform
------------------------------
In May 1997, the FCC released separate orders in its Access Reform and Price Cap Reform proceedings (the Access Reform Order and the Price Cap Reform Order, respectively). Both orders affect the Company's ILECs as the Company elected price cap regulation commencing July 1, 1996.

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

In the Access Reform Order, the FCC ordered price cap carriers to restructure certain components of the mandated interstate access structure in order to bring pricing more in line with underlying costs. The Company has complied with this FCC order since July 1, 1997, as required.

In the Price Cap Reform Order, the FCC arrived at a new productivity factor, known as the X-factor, by which ILEC price caps are lowered each year. The purpose of the X-factor adjustment is to reflect the FCC's findings that ILECs enjoy productivity gains that are proportionately greater than those experienced in other industries. The X-factor adjustment is designed to give price cap ILECs' interexchange carrier customers some of the benefits of technology-driven declining costs in local exchange telephony. The new X-factor prescribed by the Price Cap Reform Order, 6.5%, which is adjusted for inflation, is based upon data unique to the Regional Bell Operating Companies (RBOCs), with no consideration given to any other price cap regulated carriers. In particular, the Company believes that the 6.5% X-factor, which was effective July 1, 1997, is inappropriate as applied to small price cap regulated ILECs. The Company, in conjunction with the Independent Telephone and Telecommunications Alliance, is pursuing an appeal in the U. S. Court of Appeals for the District of Columbia of the 6.5% X-factor as applied to rural price cap ILECs. The appeal contends that such carriers lack the economics of scope and scale required to achieve that level of productivity growth each year. The court has not yet ruled on this appeal. The FCC will likely revisit the X-factor issue in 1999.

Joint Ventures, Acquisitions and Investments
--------------------------------------------
The Company owns a one-third interest and is general managing partner of Mohave Cellular, a cellular limited partnership operating eight cell sites in Arizona.

In March 1999, Adelphia Communications Corporation (Adelphia) and Century Communications Corp. (Century) announced the signing of a definitive agreement for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the Merger Agreement, each Century Class A Common share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $44.14 per Century Class A Common share based on Adelphia's March 4, 1999 closing price of $57 1/8).

A subsidiary of the Company, in a joint venture with a subsidiary of Century Communications Corp., acquired and operates four cable television systems in southern California serving over 90,000 basic subscribers. Century is a cable television company of which Leonard Tow, the Chairman and Chief Executive Officer of the Company, is Chairman and Chief Executive Officer. In addition, Claire Tow, a Director of the Company, is a Senior Vice President and a Director of Century. A management board on which the Company and Century are equally represented governs the joint venture. A subsidiary of Century (the Manager) manages the day-to-day operations of the systems. The Manager does not receive a management fee but is reimbursed only for the actual costs it incurs on behalf of the joint venture. The Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of services or assets purchased for the joint venture for use in the systems. The Manager is entitled to retain any discount in excess of 5%. The Company accounts for the joint venture following the equity method of accounting. It is expected that these properties will become part of a larger partnership with Tele-Communications, Inc., a cable operator in California, and Century. Upon formation of the partnership, the Company will own 5.5% of this partnership, which will serve approximately 772,000 customers in the Los Angeles basin. Upon consummation of the Adelphia/Century merger, the Company expects to sell to Adelphia its interest in the joint venture properties (or its interest in the partnership if the joint venture properties are transferred to the partnership before the Adelphia/Century merger).

In November 1998, the Company acquired all the stock of Rhinelander Telecommunication, Inc. (RTI) for approximately $84 million in cash. RTI is a diversified telecommunications company engaged in providing local exchange, long distance, Internet access, wireless and cable television services to rural markets in Wisconsin.

In January 1998, the Company purchased approximately 1.3 million shares of D&E Communications (D&E) for approximately $27 million in cash. As of December 31, 1998, this investment represented 17.9% of D&E's outstanding common stock. D&E is a full-service telecommunications company in Lancaster County, Pennsylvania that offers both local and long distance service, wireless service, Internet service, paging, voice, data and video communications equipment and computer networking services.

CLEC
----
The Company's CLEC subsidiary, ELI, is a facilities-based integrated communications provider providing a broad range of communications services. ELI provides the full range of its products and services, including switched local and long distance voice service as well as enhanced data communications services and dedicated point-to-point services, in the western United States. Enhanced data services are also offered in selected cities throughout the country. ELI markets to retail customers, who are primarily large- and medium-sized communications-intensive businesses, and to wholesale customers, who are primarily other communications providers. ELI was incorporated in 1990 and is approximately 83% owned by the Company. ELI completed the initial public offering of its common stock in November 1997.

ELI initially operated as a Competitive Access Provider (CAP) in selected western United States cities, providing point-to-point connectivity for inter-exchange carriers (IXC) and businesses. With the passage of the 1996 Act, the increase in customer demand for enhanced broadband data services and the development of competitive public data and voice networks, ELI has substantially expanded the breadth of its product offering and its geographic reach.

During 1998, ELI expanded the number of its Metropolitan Area Networks (MANs), where it provides the full range of its services on its own fiber optic network, from 5 to 7. ELI also added 2 voice switches, 3 frame relay switches, 6 Asynchronous Transfer Mode (ATM) switches and 7 Internet routers to its facilities during the year. ELI's ATM network backbone began operation in 1998 and is used to transfer voice, video images and data. Management believes the ATM network will position ELI to offer one network for all data, voice and video transmission needs. ELI's local and long-haul installed fiber optic network was expanded by 24% to 3,091 route miles during the year, and construction has started on over 2,900 route miles of additional fiber with completion scheduled for the second half of 1999. In the second half of 1998, ELI began the expansion of its enhanced data services to cities outside of its MAN network, with additional cities scheduled for addition in 1999.

The following table represents certain operating information relating to ELI:


                                                       1998       1997
                                                       ----       ----
                        Route miles                    3,091      2,494
                        Fiber miles                  181,368    140,812
                        Buildings connected              766        610
                        Access line equivalents       74,924     34,328
                        Switches installed:
                          Voice                            7          5
                          Frame relay                     23         20
                          Internet                        24         17
                          ATM                             14          8
                        Customers                      1,644      1,165

In each of its facilities-based markets, ELI faces significant competition from the ILECs, which currently dominate the local exchange market and are a de facto monopoly provider of local switched voice services. ELI's primary ILEC competitors are US WEST, PacBell and GTE. Under certain circumstances, FCC and state regulatory authorities may provide ILECs with increased flexibility to reprice their services as competition develops and as ILECs allow competitors to interconnect to their networks. If the ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenues of ELI if it is required by market pressure to price at or below the ILECs' prices. If regulatory decisions permit the ILECs to charge CAPs/CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on ELI.

ELI's facility-based operational CLEC competitors in the markets in which ELI operates include, among others: AT&T Local Services, GST Telecommunications, MCI WorldCom Corp. and NEXTLINK Communications. In each of the markets in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services provided by ELI, generally at similar prices.

Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, IXCs, cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users, many of which may have financial, personnel and other resources substantially greater than those of ELI. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for ELI. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, ELI believes that IXCs may be motivated to construct their own local facilities or otherwise acquire the right to use local facilities and/or resell the local services of ELI's competitors.

PUBLIC SERVICES
---------------
The public services sector strategy is focussed on strategically managing resources and on growth through acquisition. The Company is increasing productivity by capitalizing on economies of scale, where appropriate, disposing of non-productive assets, managing the deployment of capital, and reducing operating costs.

Gas
---
Operating  divisions  of  the  Company  provide  natural  gas  transmission  and
distribution   services  to  the  following   approximate  number  of  primarily
residential customers in the following states:

                        State                  Customers
                        -----                -----------
                        Louisiana                274,200
                        Arizona                  103,600
                        Hawaii                    66,000
                        Colorado                  13,400
                                             -----------
                        Total                    457,200
                                             ===========

The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases all needed gas supply (except for the production by the Company of synthetic natural gas in Hawaii), which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The gas industry is subject to seasonal demand (except in Hawaii), with the peak demand occurring during the heating season of November 1 through March 31. The Company's gas sector experiences third party competition from fuel oil, propane and other gas suppliers for most of its large consumption customers (of which there are few) and from electric suppliers for all of its customer base. The competitive position of gas at any given time depends primarily on the relative prices of gas and these other energy sources.

In November 1998, a class action lawsuit was filed in state District Court for Jefferson Parish, Louisiana, against the Company and three of its subsidiaries:
LGS Natural Gas Company, LGS Intrastate, Inc. and Louisiana General Service Company. The lawsuit alleges that the Company and the other named defendants passed through in rates charged to Louisiana customers certain costs that plaintiffs contend were unlawful. The lawsuit seeks compensatory damages in the amount of the alleged overcharges and punitive damages equal to three times the amount of any compensatory damages, as allowed under Louisiana law. In addition, the Louisiana Public Service Commission has indicated its intention to open an investigation into the allegations raised in the lawsuit. The Company and its subsidiaries believe that the allegations made in the lawsuit are unfounded and the Company will vigorously defend its interests in both the lawsuit and the related Commission investigation.

The Company seeks to expand into high growth areas adjacent to its Louisiana operations. The Company targeted the high growth areas of the River Parishes and Northlake districts. In October 1998, the Company acquired St. Charles Natural Gas Company for $5 million in cash. St. Charles Natural Gas Company is a natural gas distribution company serving 5,000 customers in Louisiana and will become part of the Company's Louisiana Gas Services operations. This acquisition will provide expansion opportunities in the St. Charles, Lafourche, Ascension and Iberville Parishes. In July 1998, the Company began managing the operations of the Pine Pipeline in north Louisiana and contracted with a new industrial customer for a ten-year supply contract.

The Company continues to expand its Arizona gas transmission and distribution service areas as certain portions of the service territory continue to experience double digit customer growth. The Company is expanding in new areas that are expected to provide 8,000 potential new customers from capital invested between 1997 and 1999. The Company partnered with local economic development agencies to attract controlled agriculture to the service territory. The first hydroponics facility was placed in eastern Arizona in mid 1998. The Company anticipates that additional hydroponics facilities will be placed in service during 1999.

In November 1998, Castle and Cooke Properties, Inc. (Castle) filed a complaint for recovery of response costs, contribution under CERCLA and under the Hawaii Environmental Response Law, statutory and equitable indemnity, damages and injunctive relief for trespass and nuisance, damages for negligence, and declaratory relief arising out of the alleged environmental contamination of real property located adjacent to the former gas plant site. Castle alleges that hazardous chemicals and certain petroleum products migrated from the BHP Iwilei Road property to the adjacent Castle property. Since BHP Hawaii has retained ownership of the Iwilei Road property and has indemnified the Company for environmental liabilities related to this property, it is expected that the outcome of the litigation will result in no judgment against the Company.

In 1995, the Hawaii Department of Health (HDOH) issued notices requesting information from current property owners and facility operators around Honolulu Harbor relating to the HDOH's intent to conduct a regional assessment of environmental conditions under authority of the Hawaii Environmental Response Law. Information relating to two sites within the assessment area was provided to HDOH by BHP Gas Company. On October 31, 1997, BHP Gas Company (Gasco, Inc.) was acquired by the Company, and is now operated as The Gas Company, a division of Citizens Utilities Company. The two sites in the assessment area are Gasco, Inc.'s former gas plant site at 616 Iwilei Road and the Company's leased facilities at Pier 38. Site specific cleanup was completed at Pier 38 and a "no further action" letter was obtained from the HDOH prior to the Company's acquisition of Gasco, Inc. The former gas plant site on Iwilei Road was purchased by BHP Hawaii from Gasco, Inc. prior to the Company's acquisition of Gasco, Inc. Furthermore, BHP Hawaii provided to the Company a complete indemnity from all environmental claims related to the Iwilei Road property. This indemnity is guaranteed by BHP Hawaii's parent, Broken Hill Proprietary, Ltd., an Australian company.

Electric
--------
Operating   divisions  of  the  Company  provide   electric   transmission   and
distribution   services  to  the  following   approximate  number  of  primarily
residential customers in the following states:

                        State                 Customers
                        -----                -----------
                        Arizona                  65,100
                        Hawaii                   29,800
                        Vermont                  20,500
                                            ------------
                        Total                   115,400
                                            ============

The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. The Company purchases approximately 81% of needed electric energy, the supply of which is believed to be adequate to meet current demands and to provide for additional sales to new customers. The majority of the Company's generating facilities are on Kauai. The Company has smaller generating facilities in Arizona and Vermont which are used mainly for back-up power supply. Generally, the Company's electric sector does not experience material seasonal fluctuations.

The electric utility industry in the United States is undergoing fundamental changes. Electric utilities have for many years been vertically-integrated entities with the responsibility for the generation, transmission and distribution of electric power in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. The industry is now shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. Generally, this involves splitting apart the generation and transmission of power from the remainder of the business, and having generators compete with one another in the sale of power directly to retail customers. The interconnected regional transmission grids will be operated independently, continuing as a federally regulated monopoly. Local transmission and distribution facilities would continue as state-regulated monopolies. The change in the industry is in various stages of development around the United States.

In December 1996, the Arizona Corporation Commission (ACC) issued Decision No. 59943 approving rules for a phased-in transition to a competitive retail electric power market beginning January 1, 1999. Under the plan, retail access will be phased in over four years with 20% of the load open to competition by 1999, 50% by 2001 and 100% by 2003. Stranded costs are expected to be recovered from ratepayers through a surcharge with both an energy and/or demand component. In January 1999, the ACC voted to temporarily stay the electric deregulation rules. The ACC delayed the move to a competitive electric market until issues such as pricing, market structure and stranded costs can be resolved. The ACC plans to begin an intensive series of public hearings to fine tune the competition rules and expects to outline a process and timeframe for the transition to electric competition in Arizona.

In 1995, the Company's Arizona Electric Division was notified by the United States Environmental Protection Agency (USEPA) of it being a Potentially Responsible Party related to poly chlorinated biphenol shipments that the Company made to PCB Inc., sites located in Kansas City, Kansas and Kansas City, Missouri in the mid 1980s. These sites have been designated by the USEPA as Superfund Sites and are in the process of being evaluated for remediation. The Company is one of over 1,500 parties that sent material to the sites and is considered a de minimus participant. The Company responded to a number of data requests from USEPA related to its shipments. There has not yet been a determination of the total cost of the remediation of the sites and of particular parties, including the Company's share of the cost. The Company is currently engaged in settlement discussions among the parties. The Company has reached a de minimis settlement for one of the two pending claims, and it expects that settlement of the other will be finalized in the near future.

The Company's Kauai, Hawaii operation is a participant in a collaborative proceeding with approximately 15 other parties initiated by the Hawaii Public Utilities Commission (HPUC) on Electric Utility Competition and Investigation of the Electric Utility Infrastructure in the State of Hawaii. The parties filed executive summaries and final statements of position with the HPUC on November 19, 1998. The HPUC is expected to deliberate on the findings and issue a final decision and order in 1999 or later.

The Vermont Public Service Board (the VPSB) has opened a docket (No. 5854) into competition, customer choice and restructuring of the Vermont electric industry. The purpose of the investigation is to develop an information base, principles and policy bases to support legislative proposals and rule making by the VPSB. During 1997 and 1998, the Senate passed a bill to allow customers to purchase power on the open market but it was defeated in the State House of Representatives.

The General Affairs Committee in the House has advised Vermont Governor Howard Dean that serious consideration be given to consolidation of the 22 utilities in the State. The panel specifically recommended that consideration begin with the amalgamation of the Company's Vermont operations with Green Mountain Power and Central Vermont Public Service Corporation. The Company has signed a confidentiality and cooperation agreement with Green Mountain Power and Central Vermont Public Service Corporation to permit an exchange of information to evaluate the possibility of consolidating the Vermont operations of the three utilities. In addition, consideration may be given to converting Vermont's investor owned utilities into a cooperative ownership structure. The Company will work with the VPSB and other parties to implement an appropriate plan, however, it is uncertain at this time whether the plan or its key elements including consolidation will ultimately be implemented.

The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including the Company, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 1998, the Company's obligation under the agreement is approximately 10% of the total contract. The two largest participants in the VJO represent approximately 46% and 37% of the total contract, respectively. During 1998, these two major participants have each experienced regulatory disallowances that have resulted in credit rating downgrades and stock price declines. Both of these participants are in the process of appealing the regulatory disallowances; however, both companies have stated that an unfavorable ruling could jeopardize their ability to continue as going concerns. If either or both of these companies default on their obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including the Company, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on the financial results of the Company's Vermont Electric Division and on the Company as a whole.

In January 1998, a power outage to approximately 5,000 customers in Vermont was caused by an ice storm. The costs related to power restoration was approximately $3 million. The Company received insurance recovery for certain costs and has requested and received from the Vermont Public Service Board the ability to defer the remaining costs for potential recovery in future rate requests.

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the VPSB called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the VPSB. The Company estimates that the annual effect of the rate reduction ordered by the VPSB is approximately $3.9 million. The Company made a $6.6 million refund to its customers in 1997 by issuing a credit to the utility bills of each customer. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, the Company filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB.

Water and Wastewater
--------------------
Through subsidiaries, the Company provides water distribution, wholesale water transmission, wastewater treatment, public works consulting and marketing and billing services to the following approximate number of primarily residential customers in the following states:

                        State                 Customers
                        -----                -----------
                        Arizona                 115,000
                        Illinois                 71,700
                        California               60,000
                        Pennsylvania             31,800
                        Ohio                     14,900
                        Indiana                   1,300
                                            ------------
                        Total                   294,700
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

In addition to increasing customers through agreements with land developers, the Company seeks to acquire water and/or wastewater operations from municipalities and private companies. Privatization opportunities are increasing as the water and wastewater industries in the United States continue to face significant changes due to increasing demands for advanced technical expertise and capital to meet the requirements of more stringent environmental regulations. Opportunities for public-private partnerships are demonstrated by the following factors: Water and wastewater industries continue to face significant challenges as environmental regulations rise and federal funding opportunities decline; there is a growing need for enhancement of existing infrastructure and construction of new facilities for water and wastewater systems; and there is an increased demand for government to restructure and decrease internal spending. The Company's geographic and service diversity and decades of experience in the water and wastewater industry provide a strong platform to successfully meet these needs and respond to the increasing trend for privatization. The Company plans to initially focus its privatization efforts in existing and surrounding service areas.

In October 1998, the Company agreed to acquire all of the stock of the Sorenson Utility Company (Sorenson) for approximately $800,000. Sorenson provides wastewater collection and treatment for approximately 450 customers around Bullhead City, Arizona, which is adjacent to the Company's Mohave Water Division operations.

Pursuant to agreements with the Del Webb Corporation signed in September of 1997, the Company began providing construction water services to the master planned community of Anthem in September of 1998. Anthem is an approximately 5,700 acre master planned community located about 20 miles north of downtown Phoenix, Arizona. As currently planned, the project will consist of a mix of residential and commercial units which total approximately 14,500 equivalent residential units (ERUs). Development commenced in mid 1998 and home sales are scheduled to begin in March of 1999 with the first closing planned for August of 1999. On June 19, 1998, the Company was granted Certificates of Convenience and Necessity by the Arizona Corporation Commission for the approximately 5,700 acres of the project. The certificates are conditioned upon receiving franchises or consents from Maricopa County for approximately 4,800 acres and the City of Phoenix for approximately 900 acres before June 19, 1999. The Company expects to receive the required franchises or consents.

In the first half of 1998, the Company conducted an extensive public planning process in its Sun City, Sun City West and Youngtown service areas. A Central Arizona Project (CAP) Task Force consisting of numerous customer groups evaluated various options for using CAP water in the communities and selected a CAP water use plan. On October 1, 1998, the Company applied to the Arizona Corporation Commission (ACC) to approve the CAP water use plan adopted by the CAP Task Force and to authorize a fee for recovery of deferred and ongoing costs related to its CAP subcontracts for the Sun City, Sun City West and Youngtown service areas. If approved by the ACC, all deferred costs would be recovered over a 42-month period and all ongoing costs related to the CAP subcontracts would be recovered as incurred. The Company would be required to fund approximately $15 million in capital improvements needed to implement the water use plan over the next four years.

In November 1998, the Company received a complaint filed with the Illinois Commerce Commission by residents in certain subdivisions in Orland Township, IL. The residents allege that the Company has overcharged them for wastewater collection and treatment services from September 1995 to present. The residents have asked the Commission to investigate and reduce the Company's wastewater rates for their subdivisions and to refund overpayments for the period September 1995 to the date of the decision. On March 3, 1999, a Commission Hearing Examiner limited the residents potential claims to periods after November 16, 1996. The Company disagrees with the residents' position and believes that it has implemented rates in accordance with Commission Orders. Commission hearings will be scheduled in 1999.

Citizens Lake Water Company was created to deliver Lake Michigan water to wholesale public water supply customers. The target public water supplies are located primarily in southwest Cook County and northeast Will County, Illinois. This southwest suburban area targeted by the pipeline is one of the major growth corridors in the Chicago area. The Company has secured a Certificate of Convenience and Necessity to provide lake water to a 30-square mile service territory in this high growth region. The Company, pursuant to contracts, will swap assets with the neighboring Village of Bolingbrook which will add 6,000 water customers to the Company and service territory land capable of supporting 8,000 new customers.

In October 1998, the Company received an Order from the California Public Utilities Commission (CPUC) approving an increase in revenue of $934,000 over two years. The revenue increase affected the Company's California water operations in its Felton, Larkfield and Sacramento Districts. The Order will increase the Company's water rates in California between 5% and 14% in two steps and went into effect on October 22, 1998.

The Company has been named as one of many defendants in two class actions pending against a variety of industrial companies and water providers in the Sacramento, CA area. Both actions involve the Company's California water property and the Company's compliance with providing potable water in accordance with established drinking water standards. Both cases have been stayed by the court (plaintiffs have appealed) pending the outcome of an Order Instituting Investigation (OII) by the CPUC.

In January 1999, the Company received an order from the Public Utility Commission of Ohio approving an increase in annual revenues of $975,000.

GENERAL
-------
The Company's operations are conducted primarily in small and medium size towns and communities. No material part of the Company's business is dependent upon a single customer or small group of customers for its revenues. As a result of its diversification, the Company is not dependent upon any single geographic area for its revenues. Due to this diversity, no single regulatory body regulates a service of the Company accounting for more than 19% of its revenues.

The Company is subject to regulation by the respective local, state and federal regulatory agencies. The Company is not subject to the Public Utility Holding Company Act. Order backlog is not a significant consideration in the Company's business and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the federal government. The Company holds franchises from local governmental bodies which vary in duration. The Company also holds Certificates of Convenience and Necessity granted by various state commissions which are generally of indefinite duration. The Company has no special working capital practices. The Company's research and development activities are not material. There are no patents, trademarks, licenses or concessions held by the Company that are material.

The Company had approximately 6,700 employees at December 31, 1998.

The Year 2000 (Y2K) issue results from computer programs using a two-digit format, as opposed to four, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors. For a detailed discussion regarding the Company's Y2K effort, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(d) Financial Information about Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

In 1995, the Company made an investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. (HTCC), a Delaware corporation, which owns and operates local telephone concessions in Hungary. In 1995 and 1996, the Company amended certain of such agreements and entered in additional agreements with HTCC regarding financial support provided by the Company. Such financial support agreements have since expired. In 1997, the Company acquired additional HTCC shares in the open market. Pursuant to the agreement, as amended, and such open market purchases, the Company (i) owns approximately 17% of the HTTC shares presently outstanding, (ii) has rights to purchase HTCC shares that, if fully exercised, would result in the Company owning a majority of HTCC common stock on a fully diluted basis, (iii) provided requested management services to HTCC on a cost-plus basis, and (iv) has the right to and has designated two members of the HTCC Board of Directors. The Company's investment in HTCC is classified as an available for sale security and accounted for using the cost method of accounting.

During 1997, HTCC disputed certain provisions of the agreement and the associated management fee. As a result, in September 1998, the current management services agreement was terminated and a new seven-year consulting services agreement between the Company and HTCC was entered into with services to begin in 2004. In return, HTCC issued to the Company 100,000 shares of its common stock and an $8,400,000 note maturing in 2004 in settlement of the dispute with the Company.

The investment in HTCC has declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, the Company recognized a loss of $31,900,000 in the HTCC investment as a reduction of Other income (loss), net in the statements of income and comprehensive income. This loss did not impact the Company's operating cash flows (see Note 16).

Item 2.   Description of Property
          -----------------------
The Administrative Office of the Company is located at 3 High Ridge Park, Stamford, Connecticut, 06905 and is leased. The operations support office for the Company's Communications businesses is located at 3 North Park East, 8800 North Central Expressway, Dallas, Texas, 75231 and is leased. The operations support office for the Company's CLEC business is located at 4400 NE 77th Avenue, Vancouver, Washington, 98662 and is owned. The operations support office for the Company's Public Service businesses is located at 1233 Westbank Expressway, Harvey, Louisiana, 70058 and is owned. In addition, the Company purchased a 30 acre site in Plano, Texas where a new operations support office is being constructed for the Company's Communications businesses. The Company also purchased a 25,000 sq. ft. office facility in the City of Flagstaff, Arizona which will serve as an additional operations support office for the Public Services businesses. The Company owns property including:
telecommunications outside plant, central office, microwave radio and fiber-optic facilities; gas production, transmission and distribution facilities; electric generation, transmission and distribution facilities; water production, treatment, storage, transmission and distribution facilities; and wastewater treatment, transmission, collection and discharge facilities; all of which are necessary to provide services at the locations listed below.

         State             Service(s) Provided
         -----             -------------------
    1.   Arizona           Electric, Gas, Telecommunications*, Water, Wastewater
    2.   California        Telecommunications, Water
    3.   Colorado          Gas
    4.   Florida           Telecommunications
    5.   Hawaii            Electric, Gas
    6.   Idaho             Telecommunications
    7.   Illinois          Telecommunications, Water, Wastewater
    8.   Indiana           Water
    9.   Louisiana         Gas
   10.   Montana           Telecommunications
   11.   Nevada            Telecommunications
   12.   New Mexico        Telecommunications
   13.   New York          Telecommunications *
   14.   Ohio              Water, Wastewater
   15.   Oregon            Telecommunications
   16.   Pennsylvania      Water
   17.   Tennessee         Telecommunications
   18.   Utah              Telecommunications
   19.   Vermont           Electric
   20.   Washington        Telecommunications
   21.   West Virginia     Telecommunications*
   22.   Wisconsin         Telecommunications*

* Certain properties are subject to mortgage deeds pursuant to Rural Utilities Service borrowings.

Item 3.   Legal Proceedings
          -----------------
In 1995, the Company's Arizona Electric Division was notified by the United States Environmental Protection Agency (USEPA) of it being a Potentially Responsible Party related to poly chlorinated biphenol shipments that the Company made to PCB Inc., sites located in Kansas City, Kansas and Kansas City, Missouri in the mid 1980s. These sites have been designated by the USEPA as Superfund Sites and are in the process of being evaluated for remediation. The Company is one of over 1,500 parties that sent material to the sites and is considered a de minimus participant. The Company responded to a number of data requests from the USEPA related to its shipments. There has not yet been a determination of the total cost of the remediation of the sites and of particular parties, including the Company's share of the cost. The Company is currently engaged in settlement discussions among the parties. The Company has reached a de minimis settlement of one of the two pending claims, and it expects that settlement of the other will be finalized in the near future.

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the VPSB called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the VPSB. The Company estimates that the future annual effect of the rate reduction ordered by the VPSB is approximately $3.9 million. The Company made a $6.6 million refund to its customers in 1997 by issuing a credit to the utility bills of each customer. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, the Company filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB.

In January 1997, the Company's Illinois subsidiary was served with a complaint in an action commenced by the Illinois Attorney General (the State). The complaint alleges violations of National Pollution Discharge Elimination System permits issued to three wastewater treatment plants, acquired in mid-1994 through a merger with Metro Utility Company (Metro), as well as related allegations. The majority of the alleged violations predate the Company's acquisition of the plants, one of which has been taken out of service to foster regionalization. The Company filed its answer denying the allegations of the complaint and raised the affirmative defense of failure of the State to comply with certain provisions of the Illinois Environmental Protection Act. A settlement has been completed with the Illinois Environmental Protection Agency by payment to the State of $65,000. No determination of violation was reached. The Company has contractual rights of indemnification from the former shareholders of Metro. The Company has been compensated for its costs of settlement through settlement of these contractual rights and other claims against the shareholders of Metro.

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants believe the allegations are unfounded and filed a motion to dismiss on March 27, 1998. On April 28, 1998 the plaintiffs served a Memorandum of Law in Opposition to Defendants Motion to Dismiss. Subsequent to that date, the parties filed reply memoranda. The court has the motion under consideration but has not yet established a schedule of oral arguments.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's common stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that the Company and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. (HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and have filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company's motion to dismiss the amended complaint was filed on October 13, 1998. The court canceled scheduled oral argument for January 25, 1999 and has not yet reset a date for oral argument on the motion.

In November 1998, a class action lawsuit was filed in state District Court for Jefferson Parish, Louisiana, against the Company and three of its subsidiaries:
LGS Natural Gas Company, LGS Intrastate, Inc. and Louisiana General Service Company. The lawsuit alleges that the Company and the other named defendants passed through in rates charged to Louisiana customers certain costs that plaintiffs contend were unlawful. The lawsuit seeks compensatory damages in the amount of the alleged overcharges and punitive damages equal to three times the amount of any compensatory damages, as allowed under Louisiana law. In addition, the Louisiana Public Service Commission has indicated its intention to open an investigation into the allegations raised in the lawsuit. The Company and its subsidiaries believe that the allegations made in the lawsuit are unfounded and the Company will vigorously defend its interests in both the lawsuit and the related Commission investigation.

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


Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

None in fourth quarter 1998.

Executive Officers
------------------

Information as to Executive Officers of the Company as of March 1, 1999 follows:

          Name                        Age        Current Position and Office
          ----                        ---        ---------------------------
      Leonard Tow                      70        Chairman of the Board and Chief Executive Officer
      Daryl A. Ferguson                60        President and Chief Operating Officer
      Robert J. DeSantis               43        Chief Financial Officer, Vice President and Treasurer
      O. Lee Jobe                      41        Vice President, Communications; President, Citizens Communications Sector
      J. Michael Love                  47        Vice President, Public Services; President, Citizens Public Services Sector
      L. Russell Mitten                47        Vice President, General Counsel and Assistant Secretary
      James D. Ranton                  43        Vice President, Corporate Human Resources
      Livingston E. Ross               50        Vice President and Controller
      David B. Sharkey                 49        President, Electric Lightwave, Inc.
      Donald P. Weinstein              34        Vice President, Planning and Development

There is no family relationship between any of the officers of the Registrant. The term of office of each of the foregoing officers of the Registrant will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with the Registrant since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. He was also Chief Financial Officer from October 1991 through November 1997. He has also been a Director and Chief Executive Officer of Century Communications Corp. since its incorporation in 1973 and Chairman of its Board of Directors since October 1989. He is Director of Hungarian Telephone and Cable Corporation, Chairman of the Board of Electric Lightwave, Inc. and is a Director of the United States Telephone Association.

DARYL A. FERGUSON has been associated with the Registrant since July 1989. He has been President and Chief Operating Officer since July 1990. He is currently a Director of Hungarian Telephone and Cable Corporation and Chief Executive Officer and Vice Chairman of the Board of Electric Lightwave, Inc.

ROBERT J. DeSANTIS has been associated with the Registrant since January 1986. He has been Vice President and Treasurer since October 1991 and also has been Chief Financial Officer since November 1997. He is currently Chief Financial Officer, Vice President and Treasurer of Electric Lightwave, Inc.

O. LEE JOBE has been associated with the Registrant since July 1997. He was Vice President, Network Operations from July 1997 through October 1997. He has been Operating Vice President, Communications since October 1997. In January 1999 he was also appointed President, Citizens Communications Sector. Prior to joining the Registrant, he was Vice President, Business Operations at Pacific Bell from June 1994 through June 1997 and Director, Business Operations at Sprint Corporation from February 1990 to June 1994.

J. MICHAEL LOVE has been associated with the Registrant since May 1990 and from November 1984 through January 1988. He was Vice President, Corporate Planning from March 1991 through January 1997. He was appointed Vice President, Public Services in January 1997. In January 1999, he was also appointed President, Citizens Public Services Sector.

L. RUSSELL MITTEN has been associated with the Registrant since June 1990. He was General Counsel until June 1991. He has been Vice President, General Counsel and Assistant Secretary since June 1991.

JAMES D. RANTON has been associated with the Registrant since August 1996. Prior to joining the Registrant, he was Director of Compensation and Benefits at Carrier Corporation, a manufacturing company, from April 1993 to August 1996.

LIVINGSTON E. ROSS has been associated with the Registrant since August 1977. He has been Vice President and Controller since December 1991.

DAVID B. SHARKEY has been associated with the Registrant since August 1994 and has been President of Electric Lightwave, Inc. since that date. He has been Chief Operating Officer of Electric Lightwave, Inc. since October 1997 and is Director of Electric Lightwave, Inc. Prior to joining the Registrant, he was Vice President and General Manager of Metromedia Paging, a wireless company headquartered in New Jersey, from August 1989 through July 1994.

DONALD P. WEINSTEIN has been associated with the Registrant since August 1989. He was Manager, Financial Planning from October 1992 through September 1996; and Director, Financial Planning from September 1996 through October 1997. He has been Vice President, Planning and Development since October 1997.

                                    PART II
                                    -------

Item 5. Market  for the  Registrant's  Common  Equity and  Related  Stockholder
        -----------------------------------------------------------------------
        Matters
        -------
                           PRICE RANGE OF COMMON STOCK
The Company's Common Stock is traded on the New York Stock Exchange under the symbol CZN. Prior to the conversion of the Company's Common Stock Series A into Common Stock Series B (now Common Stock) on August 25, 1997, the two series traded separately on the New York Stock Exchange under the symbols CZNA and CZNB, respectively. The following table indicates the high and low prices per share as taken from the daily quotations published in "The Wall Street Journal" during the periods indicated. Prices have been adjusted retroactively for subsequent stock dividends, rounded to the nearest 1/16th. (See Note 8 of Notes to Consolidated Financial Statements.)

                      1st Quarter                  2nd Quarter                  3rd Quarter                 4th Quarter
               --------------------------    -------------------------    ------------------------     -----------------------
                    High           Low           High           Low           High           Low          High          Low
1998:               ----           ---           ----           ---           ----           ---          ----          ---
----
CZN             $   10  7/8      $ 8  7/8      $ 11 3/16      $  9  1/2      $  10         $ 6  7/8     $ 9  1/16    $ 7   1/4
1997:
----
CZNA            $  11 11/16      $9 13/16      $ 11  1/2      $  8 5/16        N/A            N/A             N/A          N/A
CZNB            $  11 11/16      $9 15/16      $ 11  1/2      $  7  5/8      $   9         $ 7 9/16     $ 10 1/16    $ 8 13/16

As of February 26, 1999, the approximate number of record security holders of the Company's Common Stock was 46,592. This information was obtained from the Company's transfer agent.

                                    DIVIDENDS
The amount and timing of dividends payable on Common Stock are within the sole discretion of the Company's Board of Directors. The Board of Directors has undertaken an extensive review of the Company's dividend policy in conjunction with its separation plans, which are discussed in detail in Item 1(a) of this report. Resulting from this review, in November 1998, the Board concluded that after the payment of the December 1998 stock dividend, the Company should discontinue the payment of stock dividends at least through the separation. Post-separation dividend policies for both the new company and Citizens Utilities Company will continue to be evaluated and will be subject to approval by each company's board of directors. In 1998 and 1997, the Board of Directors reviewed alternative stock dividend cash equivalents and associated stock dividend rates each quarter in order to determine and declare a prudent stock dividend rate in light of the Company's actual and forecasted financial position and results of operations, as well as dividend yields of comparable communications and public services companies. Quarterly stock dividends declared and issued on Common Stock were .75% for each quarter of 1998, 1.6% for the first and second quarters of 1997 and 1.0% for the third and fourth quarters of 1997. The stock dividend cash equivalents considered to determine the stock dividend rates, adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1998, and rounded to the nearest 1/16th, were as follows:

           1st Quarter      2nd Quarter       3rd Quarter       4th Quarter
          -------------    -------------    --------------   ----------------
   1998      6 15/16 cent    7 9/16 cent       7 7/16 cent        6 3/8 cent
   1997     17  5/16 cent   16 1/16 cent       8 1/16 cent        9 7/8 cent


RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None

Item 6.  Selected Financial Data ($ in thousands, except for per-share amounts)
         ----------------------------------------------------------------------


                                                                              Year Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                             1998           1997           1996           1995          1994
                                                             ----           ----           ----           ----          ----
Revenues                                               $   1,542,372  $    1,393,619     $1,306,517  $   1,069,032  $    906,150
Net income (1)                                         $      57,060  $       10,100     $  178,660  $     159,536  $    143,997
Basic net income per-share of Common Stock (1) (2)     $         .22  $          .04     $      .68  $         .64  $        .61
Stock dividends declared on Common Stock (3)                    3.03%           5.30%         6. 56%          6.35%         5.04%

                                                                                 As of December 31,
                                                  -----------------------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                             ----           ----           ----           ----           ----
Total assets                                         $    5,292,932      4,872,852  $   4,523,148  $   3,918,187  $   3,576,566
Long-term debt                                       $    1,900,246      1,706,532  $   1,509,697  $   1,187,000  $     994,189
Equity (4)                                           $    1,994,021      1,880,461  $   1,879,433  $   1,559,913  $   1,156,896

(1) Reflects the impact of special items in 1998 and 1997 and CLEC losses (See Net Income and Net Income per Common Share section of the Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations).
(2)  Adjusted for subsequent stock dividends.
(3)  Compounded annual rate of quarterly stock dividends.
(4) Includes Company obligated mandatorily redeemable convertible preferred securities.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the economy of the Company's markets, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, weather conditions, changes in legal and regulatory policy, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones, the mix of products and services offered in the Company's target markets, Y2K issues and the effects of the separation. Readers should consider these important factors in evaluating any statement in this Form 10-K or other wise made by the Company or on its behalf. The following information should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in this report. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

On  May  18,   1998,   the  Company   announced   its  plans  to  separate   its
telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company (Newco) all of its telecommunications businesses, including its approximate 83% interest in Electric Lightwave, Inc. (ELI). This separation is subject to federal and state regulatory approvals and final Board approval, and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets. The separation is expected to strengthen both businesses and enable them to take full advantage of opportunities to enhance value.

The Company received an order from the Federal Energy Regulatory Commission that granted an approval necessary to proceed with its separation plans. The Company filed a request with the Internal Revenue Service for a private letter ruling that the transaction is not subject to federal income tax. The Company has filed petitions with numerous state regulatory agencies for the approvals necessary to proceed with its separation plans and to date has received the necessary approval from four of these agencies. An application with the Federal Communications Commission (FCC) for the transfer of certain licenses and filings with the Securities and Exchange Commission will also be made during the separation process. The transaction is expected to be completed in the second half of 1999.

Although the Company continues to aggressively pursue its separation plans, changing market conditions and new business opportunities may require it to consider other methods to enhance shareholder value, including the sale or other disposition of certain properties and the acquisition of new properties.

 (a)   Liquidity and Capital Resources
       -------------------------------
The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. The Company has committed lines of credit with commercial banks under which it may borrow up to $575,000,000. There were no amounts outstanding under these lines at December 31, 1998. ELI has committed lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these lines of credit. As of December 31, 1998, $284,000,000 was outstanding under ELI's lines of credit.

Net capital expenditures, by sector, have been and are budgeted as follows:

                                             Budget                     Actual
                                                         --------------------------------------
                                             1999          1998             1997         1996
                                           ----------    ----------    ----------    ----------
                                                                 ($ in thousands)
Gas                                     $     42,600  $     45,800  $     47,900  $     27,700
Electric                                      21,700        18,900        23,600        24,600
Water and Wastewater                          25,700        30,800        32,200        21,000
                                           ----------    ----------    ----------    ----------
Public Services                         $     90,000  $     95,500  $    103,700  $     73,300

Communications (1)                           269,000       201,400       263,000       184,000
CLEC (2)                                     261,000       200,000       124,500        41,600
General                                       20,000        25,100        33,300        18,900
                                           ----------    ----------    ----------    ----------
                                        $    640,000  $    522,000  $    524,500  $    317,800
                                           ==========    ==========    ==========    ==========

              (1) Includes approximately $30,500,000 and $7,700,000 in 1999 and 1998, respectively, for the construction of an operations support office.
              (2) Includes $45,000,000, of non-cash capital lease additions in 1999.

The Company anticipates that the funds necessary for its 1999 capital expenditures will be provided from operations; from requisitions of Industrial Development Revenue Bond construction fund trust accounts; from advances of Rural Utilities Service loan contracts; from commercial paper notes payable; from parties desiring utility service; from debt, equity and other financing at appropriate times; and from short-term borrowings under bank credit facilities.

In June 1998, the Company arranged for the issuance of $20,000,000 of Industrial Development Revenue Bonds with an interest rate of 5.45% and a maturity date of June 1, 2033. The proceeds are being used to fund the construction of the Company's gas facilities located in Yavapai County, Arizona.

Investments and Acquisitions
----------------------------
In March 1999, Adelphia Communications Corporation (Adelphia) and Century Communications Corp. (Century) announced the signing of a definitive agreement for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the Merger Agreement, each Century Class A Common share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $44.14 per Century Class A Common share based on Adelphia's March 4, 1999 closing price of $57 1/8).

In January  1999,  Centennial  Cellular  Corp.  (Centennial),  was acquired as a result of its merger with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock (Preferred Security) of Centennial, the Company was required to convert the Preferred Security into approximately 2,972,000 shares of Class B Common Stock. In exchange for all of its common stock interests, the Company received approximately $223,100,000 in cash, of which approximately $17,500,000 related to accrued dividends on the preferred stock. The Company recorded a pre-tax gain of approximately $69,500,000 on this transaction in January 1999.

The investment in HTCC declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, the Company recognized a loss of $31,900,000 in the HTCC investment as a reduction of Other income (loss), net in the statements of income and comprehensive income.

In November 1998, the Company acquired all the stock of Rhinelander Telecommunications, Inc. (RTI) for approximately $84,000,000 in cash. RTI is a diversified telecommunications company engaged in providing local exchange, long distance, Internet access, wireless and cable television services to rural markets in Wisconsin.

In October 1998, the Company agreed to acquire all of the stock of the Sorenson Utility Company (Sorenson) for approximately $800,000. Sorenson provides wastewater collection and treatment for approximately 450 customers around Bullhead City, Arizona, which is adjacent to the Company's Mohave Water Division operations.

In October 1998, the Company acquired St. Charles Natural Gas Company for $5,000,000 in cash. St. Charles Natural Gas Company is a natural gas distribution company serving 5,000 customers in Louisiana and will become part of the Company's Louisiana Gas Services operations.

In January 1998, the Company purchased 1,330,000 shares of D&E Communications (D&E) for approximately $27,000,000 in cash. As of December 31, 1998 the investment represented 17.9% of D&E's outstanding common stock. D&E is a full-service telecommunications company in Lancaster County, Pennsylvania that offers both local and long distance service, wireless service, Internet service, paging, voice, data and video communications equipment and computer networking services. D&E is classified as an available for sale security and accounted for using the cost method of accounting.

Regulatory Environment
----------------------

   Communications
   --------------
With the passage of the Telecommunications Act of 1996 (the 1996 Act) (see Item 1(c) for a detailed discussion of the 1996 Act), the national public policy framework for telecommunications was changed. A central focus for this sweeping policy reform was to open local telecommunications markets to workable competition. Pursuant to the requirements of the 1996 Act, the FCC has been and will be conducting rule-making proceedings resulting in a number of new rules that could negatively impact the operations of the Company's Communications sector. However, ELI has substantially expanded the breadth of its product offering and its geographic reach as a result of the 1996 Act which increased customer demand for enhanced broadband data services and the development of competitive public data and voice networks.

   Electric
   --------
The electric industry is moving toward deregulation, where customers will be able to choose their energy provider. This process is in various stages of development in the different states where the Company provides this service.
Deregulation could potentially result in stranded plant investments, stranded costs for supply contracts and stranded costs associated with programs which promote the most efficient use of electricity and reduce the environmental impact of generation facilities. The Company believes there are many uncertainties associated with a restructuring of the electric utility industry.

The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including the Company, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 1998, the Company's obligation under the agreement is approximately 10% of the total contract. The two largest participants in the VJO represent approximately 46% and 37% of the total contract, respectively. During 1998, these two major participants have each experienced regulatory disallowances that have resulted in credit rating downgrades and stock price declines. Both of these participants are in the process of appealing the regulatory disallowances; however, both companies have stated that an unfavorable ruling could jeopardize their ability to continue as going concerns. If either or both of these companies default on their obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including the Company, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on the financial results of the Company's Vermont Electric Division and on the Company as a whole.

   Water and Wastewater
   --------------------
Privatization opportunities are increasing as the water and wastewater industries in the United States continue to face significant changes due to increasing demands for advanced technical expertise and capital to meet the requirements of more stringent environmental regulations. Over the past few years, there have been several efforts to remove federal barriers to privatization. The Company's geographic and service diversity and decades of experience in the water and wastewater industry provide a strong platform to successfully meet these needs and respond to the increasing trend for privatization. The Company plans to initially focus its privatization efforts in existing and surrounding service areas.

   Rate Increases
   --------------
In January 1999, the Company was authorized increases in annual revenues from regulatory commissions in Ohio totaling approximately $975,000. In October 1998, the Company was authorized increases in annual revenues from regulatory commissions in California totaling approximately $934,000.

Impact of Year 2000
-------------------
The Y2K issue results from computer programs using a two-digit format, as opposed to four, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors. In late 1997, the Company developed a four-phase program to address the Y2K issue. The four-phase program was designed to protect the safety and continuity of the Company's service delivery and support capabilities, computer systems and other critical functions. The Company's Y2K program seeks to address problems that could arise: (1) in Information Technology (IT) areas including information systems and technologies; (2) in non-IT areas such as telecommunications networks and switches, utility control and monitoring systems, premises, facilities and general business equipment; and (3) due to suppliers of products and services not being Y2K compliant. Phase I is inventory and identification of those systems with which the Company has exposure to Y2K issues. Phase II is the assessment and development of action plans. Phase III is the implementation of the Y2K remediation plans. Phase IV, which in some instances will run concurrent with Phase III, is the testing and validation of each remedial action to ensure compliance. This phase includes, in some cases, testing in an environment identical to, but separate from, the production environment. Each of the Company's sectors has a program office that manages the progress of the Y2K efforts. The Company has determined priorities for taking corrective actions on mission critical systems or products so as to ensure continued delivery of core business activities.

The Company is and will continue to use both internal and external resources to reprogram, replace and test software and address remediation of IT and non-IT operational assets for Y2K compliance. The Company has contracted with consulting firms to provide direction, support, methodologies, reporting standards and templates.

The following table includes information, by Phase, related to the Y2K program for both the Company's sectors:

                                     Estimated
                                  Completion Dates                                       Expenditures
                                    for Mission                        -----------------------------------------------
                                  Critical Systems                       Actual to      Estimated for     Estimated to
                                    and Products       % Completed     Dec. 31, 1998         1999        Dec. 31, 1999
                                  ----------------     -----------     -------------    -------------    -------------
     Telecommunications
     ------------------
       and Corporate
       -------------
        IT
        --                                                             $ 5,969,000      $ 17,192,000       $ 23,161,000
         Inventory                    Completed           100%
         Assessment                   3/31/99              96%
         Remediation                  6/30/99              50%
         Testing                      6/30/99               8%
        Non-IT                                                             142,000         2,284,000          2,426,000
        ------
         Inventory                    Completed           100%
         Assessment                   3/31/99              90%
         Remediation                  6/30/99              59%
         Testing                      6/30/99               8%

     Public Services
     ---------------
        IT                                                               1,207,000         1,339,000          2,546,000
        --
         Inventory                   Completed            100%
         Assessment                  Completed            100%
         Remediation                  3/31/99              95%
         Testing                      5/31/99              45%
        Non-IT                                                           1,256,000         6,839,000          8,095,000
        ------
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                  3/31/99               73%
         Testing                      6/30/99               48%
                                                                       ================ ================ ================
     Total                                                             $ 8,574,000      $ 27,654,000       $ 36,228,000
                                                                       ================ ================ ================


The Company is required to expense costs related to Y2K remediation. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Funding of the Y2K costs is expected to occur from operating cash flows, cash and investments and proceeds from the issuance of securities and/or other borrowings.

The systems of vendors and suppliers play a major role in the conduct of the business of the Company. As a result, in accordance with its Y2K program, the Company has been contacting software suppliers to determine major areas of exposure to Y2K issues. The Company has also been contacting its major suppliers and service providers to ascertain their ability to comply. In addition, the Company contracted with a consulting firm to review the Y2K programs of selected third party vendors. Thus far, most of these parties have stated that they intend to be Y2K compliant by the year 2000. However, there can be no guarantee that the systems of suppliers or service providers on which the Company's systems rely will be compliant, or that failure to be compliant by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company's Telecommunications businesses rely, directly and/or indirectly, on a large number of traffic carriers to carry telecommunications traffic through a series of interconnected chains of communications. Therefore, despite its efforts, the Company cannot ensure that each entity involved in the delivery of telecommunications services will be Y2K compliant. Furthermore, the electric power-supply systems of North America are connected into four major interconnections called grids. Operational component failures of any entity connected to any of the grids could cause failures in that grid. The Company will need to continue to assess these risks as the millennium approaches to evaluate the likelihood of failures and develop approaches for mitigating the risk of failures. In an effort to address third party compliance issues, the Company's Communications sector has initiated testing activities with one of its major suppliers.

In the event of non-remediation of the Y2K issues by the Company or certain of its vendors, the worst case scenario would be disruption of the Company's operations, possibly impacting the provision of services to customers and the Company's ability to bill or collect revenues. However, management believes that the Company's efforts to mitigate its Y2K issues will avoid significant business interruptions. Contingency planning is an ongoing process. While the Company's overall Y2K contingency plan is now being devised, existing disaster recovery documentation and procedures remain the first line of defense. Some Y2K specific plans have been developed and are being reviewed and tested. All Y2K operational contingency plans are expected to be completed and tested by June 1999.

In addition, the Company participates in trade associations such as the Electric Power Research Institute (EPRI) and the American Gas Association (AGA), which furthers the industry's efforts toward Y2K readiness. The Company uses these organizations' Y2K programs' vast resources to accelerate its Y2K program for embedded systems. They also provide a forum for working within the industry peer group whereby joint conclusions may be reached on other key aspects of Y2K readiness. EPRI's Y2K program participants represent more than 70% of the electric power generation capacity in the U.S. AGA represents 181 natural gas utilities that deliver gas to homes and businesses in all fifty states.

The Company intends to complete its Y2K remediation efforts on mission critical systems and products so as to ensure continued delivery of core business activities by June 1999. Testing, remediation and monitoring will continue through the remainder of 1999 to verify that there are no outstanding problems that either were not captured during the initial Y2K efforts or arose after June 30, 1999. Also, review, modifications and testing of the contingency plans may and will occur throughout the remainder of 1999 and into the year 2000.

The extent and magnitude of the Y2K problem is difficult to predict or quantify. The above information is based on the Company's best estimates which were made using numerous assumptions, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of the issue and the possibility of unidentified risks, actual results may vary materially from those discussed above. Specific factors that might cause such differences include, among others, the availability and cost of the personnel trained in this area, the ability to locate and correct all affected computer codes, the timing and success of remedial efforts of third party suppliers and similar uncertainties.

A number of financial and information system applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial systems are being replaced pursuant to the information systems initiative discussed below.

Other Information Systems Initiatives
-------------------------------------
The Company also has information systems initiatives in process which are not the result of the Y2K initiative. These include implementation of an enterprise-wide financial system and the development of technology to bring the Company into full compliance with the Telecommunications Act of 1996 Interconnection Order. For these two projects, the Company expects to incur at least $19,000,000 in costs over the next twelve months. The Company will be required to expense a portion of the cost of these projects under generally accepted accounting principles. For the year ended December 31, 1998, the Company incurred approximately $31,000,000 in total costs in connection with these projects, of which approximately $8,000,000 has been expensed.

New Accounting Pronouncements
-----------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's financial position, operations or cash flows.

(b)      Results of Operations
         ---------------------
                                    REVENUES
                                    --------
Total revenues increased $148.8 million,  or 11%, in 1998 and $87.1 million,  or
7%,  in  1997.   The  increase  in  1998  was  primarily  due  to  increases  in communications, CLEC and gas revenues. The increase in revenues in 1997 was primarily due to increases in communications and CLEC revenues.

Telecommunications revenues
---------------------------

Telecommunications (communications and CLEC) revenues increased $72.5 million, or 8%, in 1998 and $74.0 million, or 9%, in 1997. The increase in 1998 was primarily due to increased network access services revenues in the communications sector and local telephone services revenues in the CLEC sector. The increase in 1997 was primarily due to increased local network and long distance services revenues in the communications sector and network and local telephone services revenues in the CLEC sector.

                                                                       1998                         1997               1996
                                                               ------------------------   -----------------------     ------
                                                                            Change from               Change from
                                                               Amount       Prior year    Amount      Prior year      Amount
                                                               ------       -----------   ------      -----------     ------
Communications  revenues
------------------------                                                             ($ in thousands)
Network access services                                    $   432,018          7%    $   403,990           3%  $     391,151
Local network services                                         262,239          5%        250,521           8%        232,904
Long distance services                                          96,584          6%         90,747          54%         59,072
Directory services                                              31,691         (1%)        31,982           6%         30,248
Other                                                           44,914         (8%)        48,922         (2%)         50,084
Eliminations                                                   (32,407)        37%        (23,573)        110%        (11,250)
                                                              ----------                 ----------                -----------
     Total                                                 $   835,039          4%    $   802,589           7%  $     752,209
                                                              ==========                 ==========                ===========

Network access services revenues increased $28.0 million, or 7%, in 1998 primarily due to increases in special access revenues resulting from the introduction of the DS3 product, increased circuit demand due to Internet growth and increased minutes of use, partially offset by an FCC mandated interstate switched access rate reduction which became effective July 1, 1997. The network access services revenues increase in 1997 was primarily due to increased access minutes of use, partially offset by an FCC mandated interstate switched access rate reduction which became effective July 1, 1997.

Local network services revenues increased $11.7 million, or 5%, in 1998 primarily, due to business and residential access line growth and an increase in custom calling features and private line sales. The local network services revenues increase in 1997 was primarily due to communications acquisitions as well as internal access line growth.

Long distance services revenues increased $5.8 million, or 6%, in 1998 primarily due to a 1997 charge of approximately $14.2 million to revenues related to the curtailment of long distance service operations in adjacent markets. Absent the 1997 charge, long distance services revenues decreased 8% primarily due to the elimination of long distance product offerings to out-of-territory customers, partially offset by an increase in network usage for in-territory customers. The long distance services revenues increase in 1997 was primarily due to growth in customers and increased minutes of use, partially offset by the 1997 charge.

The  directory   services  revenues  increase  in  1997  was  primarily  due  to communications properties acquisitions and increased volume.

Other revenues decreased $4.0 million, or 8%, in 1998 primarily due to the phasing out of certain surcharges resulting from rate case decisions in California and New York. The other revenues decrease in 1997 was primarily due to decreased billing and collection revenues.

Eliminations represent network access revenues received by the Company's local exchange operations from its long distance and competitive local exchange operations.

                                                                          1998                      1997              1996
                                                                -----------------------     --------------------      ------
                                                                            Change from              Change from
                                                                Amount      Prior year      Amount   Prior year       Amount
                                                                ------      ------------    ------   -----------      ------
CLEC revenues                                                                            ($ in thousands)
-------------
Network services                                           $     36,589          9%   $     33,522         68%   $    19,947
Local telephone services                                         38,169        261%         10,565        317%         2,533
Long distance services                                           12,309         51%          8,140         13%         7,232
Data services                                                    13,813         56%          8,857         55%         5,705
Eliminations                                                     (3,061)        (8%)        (3,341)       153%        (1,319)
                                                              ----------                 ----------                 -----------
     Total                                                 $     97,819         69%   $     57,743         69%   $    34,098
                                                              ==========                 ==========                 ===========

Network services revenues increased $3.1 million, or 9%, in 1998 primarily due to increased revenues in new and existing markets. Existing market increases resulted from additional circuits sold. Increased revenues were partially offset by the expiration of a short-term contract with a significant customer. The network and strategic services revenues increase in 1997 was primarily due to sales of additional products to existing customers and an increase in route miles of 75% over 1996. Approximately $6.8 million of the 1997 increase is associated with a short-term contract with a significant customer which expired in early 1998.

Local telephone services revenues increased $27.6 million, or 261%, in 1998 primarily due to an increase in reciprocal compensation revenues, an increase in access line equivalents, and increased sales of the ISDN product. The Company's interconnection agreements expire in the second half of 1999. Management believes that these agreements will be replaced by agreements offering the Company some form of compensation regarding ISP traffic. There is no assurance, however, that the level of compensation will remain consistent with current levels, which could have a material adverse effect on the Company's revenue. The local telephone services revenues increase in 1997 was primarily due to local switch implementations for new and existing customers in the last half of 1996. The successful implementation of the ISDN PRI product generated approximately $2.3 million of increased revenue in 1997.

Long distance services revenues increased $4.2 million,or 51%, in 1998 primarily due to increases in prepaid services minutes processed resulting from new customers and increased revenues resulting from bundling of sales of long distance with other products. The increase in retail long distance revenues were offset by a decrease in wholesale long distance revenues primarily due to the loss of a large customer with credit problems. The long distance services revenues increase in 1997 was primarily due to increased prepaid debit card services introduced in late 1996 and growth associated with the local dial tone services market.

Data services revenues increased $5.0 million, or 56%, in 1998 primarily due to an increase in sales of Internet, frame relay, and LAN/WAN services in new and existing markets, and new products such as ATM and Remote Net Connect. The data services revenues increase in 1997 was primarily due to a $2.1 million increase in Internet access services revenues and $1.6 million in frame relay revenue increases, partially offset by a decrease in other products. The Internet access service and frame relay revenue increases were primarily due to a 75% increase in Internet switches installed.

Eliminations reflect intercompany activity between the Company's CLEC and communications operations.

Public services revenues
------------------------
Public services revenues increased $76.2 million, or 14%, in 1998 and $13.1 million, or 3%, in 1997 primarily due to increased gas revenues.

                                                                       1998                        1997                1996
                                                                 ----------------------   ------------------------    -------
                                                                            Change from                Change from
                                                                 Amount     Prior year     Amount      Prior year      Amount
                                                                 ------     -----------    ------      -----------     ------
Gas revenues
------------                                                                       ($ in thousands)
Residential                                                 $    150,386          4%   $   145,016          8%   $     134,888
Commercial                                                       109,259         71%        64,004         29%          49,633
Industrial                                                        47,497         56%        30,366        (25%)         40,230
Municipal                                                          3,657         12%         3,251         35%           2,403
                                                               -----------                ----------                -----------
  Total distribution                                             310,799         28%       242,637          7%         227,154
Transportation                                                     2,435         (7%)        2,622        (52%)          5,519
Other                                                             12,189         78%         6,839         (2%)          6,946
                                                               -----------                ----------                -----------
     Total                                                  $    325,423         29%   $   252,098          5%   $     239,619
                                                               ===========                ==========                ===========

Gas revenues increased $73.3 million, or 29%, in 1998 primarily due to the acquisition in October 1997 of Gasco, Inc., now known as The Gas Company (TGC), customer growth, increased residential and commercial consumption in Arizona, and increased industrial consumption in Louisiana, partially offset by a decrease in revenues resulting from warmer weather conditions and lower purchased gas costs passed on to customers in Louisiana. The gas revenues increase in 1997 was primarily due to higher gas prices, an increase in the number of customers, the acquisition of TGC and rate increases granted in Louisiana in May 1996 and Arizona in November 1996. This increase was partially offset by decreased industrial revenue as a result of a decrease in customers and lower consumption from high usage, low margin customers.

                                                                      1998                         1997              1996
                                                              ---------------------   -------------------------    ------
                                                                        Change from                 Change from
                                                               Amount    Prior year     Amount       Prior year    Amount
                                                               ------    -----------    ------       -----------   ------
Electric revenues
-----------------                                                                             ($ in thousands)
Residential                                                 $     80,887       1%    $      79,808         -   $     79,893
Commercial                                                        57,617       3%           55,805         -         55,826
Industrial                                                        39,393      (7%)          42,209        (4%)       44,165
Municipal                                                          8,265      (3%)           8,555         5%         8,175
                                                               ----------               -----------               ---------
  Total distribution                                             186,162       -           186,377        (1%)      188,059
Transmission                                                       2,827       5%            2,694        15%         2,339
Other                                                              1,318     (45%)           2,399        26%         1,899
                                                               ----------               -----------               ---------
     Total                                                  $    190,307      (1%)   $     191,470        -    $    192,297
                                                               ==========               ===========               =========

Absent the 1997 charge to reflect a Vermont public utility commission order requiring refunds to customers of approximately $6.6 million, electric revenues decreased $7.8 million, or 4%, primarily due to lower fuel costs passed on to customers and a commission ordered rate reduction in Vermont. The electric revenues decrease in 1997 was primarily due to the 1997 charge which was partially offset by increased residential and commercial revenues generated from rate increases granted in Hawaii in August 1996 and Arizona in January 1997 and increased consumption.

                                                                            1998                       1997               1996
                                                                   ---------------------    -----------------------    ------
                                                                              Change from                Change from
                                                                    Amount    Prior year     Amount      Prior year     Amount
                                                                    ------    -----------    ------      -----------    ------
Water and wastewater revenues                                                           ($ in thousands)
-----------------------------
Residential distribution                                       $    76,167       8%     $     70,742         -      $  70,845
Commercial distribution                                             14,793       4%           14,212         3%        13,801
Industrial distribution                                              1,034       8%              961        14%           843
Other                                                                1,790     (53%)           3,804        36%         2,805
                                                                   ---------                ----------               ----------
     Total                                                     $    93,784       5%     $     89,719          2%    $  88,294
                                                                   =========                ==========               ==========

Water and wastewater revenues increased $4.1 million, or 5%, in 1998 primarily due to increased consumption and customer growth in Arizona and Illinois and a rate increase in Pennsylvania. The water and wastewater revenues increase in 1997 was primarily due to an operating and maintenance service contract and a rate increase granted in Pennsylvania in June 1996.

                                                     COST OF SERVICES
                                                     ----------------

                                                                       1998                    1997                   1996
                                                              ---------------------   ----------------------        ------
                                                                        Change from              Change from
                                                              Amount    Prior year     Amount    Prior year         Amount
                                                              ------    -----------    ------    -----------        ------
                                                                                            ($ in thousands)
Gas purchased                                             $   166,829         19%    $    139,900           9%  $    127,913
Network expenses                                              140,471          3%         136,971          77%        77,214
Electric energy and fuel oil purchased                         87,930         (7%)         94,726           2%        93,191
Eliminations                                                  (35,468)        32%         (26,914)        114%       (12,569)
                                                           ------------               ------------               ----------
     Total                                                $   359,762          4%    $    344,683          21%  $    285,749
                                                           ============               ============               ==========

Gas purchased expense increased $26.9 million, or 19%, in 1998 primarily due to the acquisition of TGC in October 1997 and an increase in customers in Arizona. The gas purchased expense increase in 1997 was primarily due to fluctuations in the price of gas, increased demand as a result of an increase in the number of customers and the acquisition of TGC in October 1997. Under tariff provisions, increases in the Company's costs of gas purchased are largely passed on to customers.

Network expenses increased $3.5 million, or 3%, in 1998 primarily due to CLEC revenue growth, CLEC national data expansion efforts, and significant growth in CLEC long distance services. This increase was partially offset by an $11.1 million 1997 charge related to lease terminations as a result of the curtailment of certain long distance service operations and lower negotiated rates in 1998. Absent the 1997 charge, network expenses increased 12% primarily due to CLEC revenue growth, CLEC national data expansion efforts, and significant growth in CLEC long distance services. The network expenses increase in 1997 was primarily due to an increase in long distance minutes sold requiring additional network access capacity and the 1997 charge.

Electric energy and fuel oil purchased decreased $6.8 million, or 7%, in 1998 primarily due to lower supplier prices in Hawaii and Arizona. The electric energy and fuel oil purchased increase in 1997 was primarily due to higher supplier prices.

Eliminations  represent network expenses incurred by the Company's long distance
operation  for  services   provided  by  its  local   exchange   operations  and
intercompany activity between the Company's CLEC and communications operations.

                                                    DEPRECIATION EXPENSE
                                                    --------------------
                                                                      1998                          1997               1996
                                                              ---------------------      ----------------------      ------
                                                                        Change from                 Change from
                                                              Amount    Prior year       Amount     Prior year       Amount
                                                              ------    -----------      ------     -----------      ------
                                                                                    ($ in thousands)
Depreciation expense                                      $    257,844      9%     $      235,812        22%  $     193,733

Depreciation expense increased $22.0 million, or 9%, in 1998 primarily due to the acquisition of TGC and increased property, plant and equipment. The depreciation expense increase in 1997 was primarily due to increased property, plant and equipment as a result of acquisitions and new construction.

                                                  OTHER OPERATING EXPENSES
                                                  ------------------------
                                                                           1998                   1997                  1996
                                                                 ---------------------     -----------------------    --------
                                                                           Change from                 Change from
                                                                 Amount    Prior year      Amount      Prior year      Amount
                                                                 ------    ----------      ------      -----------    --------
Operating and Maintenance expense                         $      603,277       (7%)     $ 650,363          60%      $ 407,579
Taxes other than income                                           95,995        4%         92,026          14%         80,947
Sales and Marketing                                               47,325      (14%)        54,893          28%         42,823
                                                              ------------               ------------               ----------
     Total                                                $      746,597       (6%)     $ 797,282          50%      $ 531,349
                                                              ============               ============               ==========

Operating and maintenance expense decreased $47.1 million, or 7%, in 1998 primarily due to $150.6 million of 1997 charges partially offset by the full year impact of the acquisition of TGC, increased CLEC operating costs and 1998 special items consisting of Y2K expense of $8.6 million and separation costs of $2.1 million. Absent the 1997 charges and 1998 special items, operating and maintenance expenses increased 19% primarily due to the full year impact of the acquisition of TGC and increased CLEC operating costs. The operating and maintenance expense increase in 1997 was primarily due to the acquisition of TGC, increased CLEC costs and the 1997 charges. The 1997 charges include approximately $.7 million related to the curtailment of certain long distance service operations, approximately $34.7 million related to benefit plan curtailments and related regulatory assets, approximately $67.4 million related to the write-off of communications information systems and software, approximately $34.3 million related to regulatory commission orders in New York, Vermont and Arizona, approximately $10.8 million related to accounting policy changes associated with ELI in preparation for its initial public offering and approximately $2.7 million of other adjustments.

Taxes other than income increased $4.0 million, or 4%, in 1998 primarily due to the acquisition of TGC and increased property taxes in Vermont. The taxes other than income increase in 1997 was primarily due to increased payroll, property and franchise taxes resulting from communications acquisitions, taxes associated with long distance operations and increased property taxes in Arizona, California, Louisiana and Pennsylvania.

Sales and marketing expenses decreased $7.6 million, or 14%, in 1998 primarily due to an $8.6 million 1997 charge related to the curtailment of certain long distance service operations. Absent the 1997 charge, sales and marketing expenses increased 2% primarily due to increases in personnel and related expenses to support expanded CLEC service offerings, partially offset by a reduced communications sales and marketing workforce. The sales and marketing expense increase in 1997 was primarily due to increased costs necessary to support an increased level of service offerings and the 1997 charge.

                                               INVESTMENT AND OTHER INCOME
                                               ---------------------------
                                                                    1998                        1997                   1996
                                                          -------------------------      ----------------------      ------
                                                                        Change from                 Change from
                                                          Amount        Prior year        Amount    Prior year       Amount
                                                          ------        -----------       ------    -----------      ------
                                                                                            ($ in thousands)
Non operating gain on sale of subsidiary stock        $         -           N/A      $       78,734       N/A      $        -
Investment income                                          32,505            (4%)            33,739        26%         26,834
Other income (loss), net                                  (24,526)         (704%)             4,062       (90%)        39,621
                                                        ------------                   ------------               -----------
                                                      $     7,979           (93%)    $      116,535        75%     $   66,455
                                                        ============                   ============               ===========

The non  operating  gain on sale of  subsidiary  stock in 1997 of $78.7 million represents  the pre-tax  gain on the ELI initial  public  offering of  8,000,000 shares of Class A Common Stock at a price of $16 per share on November 24, 1997.

Investment income decreased $1.2 million, or 4%, in 1998 primarily due to lower average investment balances. The investment income increase in 1997 was primarily due to higher investment balances and an increase in the Centennial dividend.

Other income (loss), net decreased $28.6 million, or 704%, in 1998 primarily due to the  recognition  of a $31.9 million loss resulting from the decline in value of the HTCC investment,  partially offset by a 1997 charge of approximately $4.5 million  related to an  Arizona  Public  Utility  Commission  order  disallowing recovery of certain  amounts of the equity  component  of the AFUDC.  Absent the decline in value of HTCC and the 1997 charge, other income (loss), net decreased
14%  primarily  due to a decrease in the equity  component  of AFUDC.  The other income  (loss),  net decrease in 1997 was primarily due to the 1997 charge,  $22 million earned from HTCC in 1996 for guarantees and financial  support  provided by the  Company  and 1996  gains  totaling  $4.5  million on the sale of land in
Illinois assets in Arizona.

                                                     MINORITY INTEREST
                                                     -----------------

                                                                 1998                        1997                         1996
                                                          -------------------------      --------------------------      -----
                                                                        Change from                     Change from
                                                          Amount        Prior year       Amount         Prior year       Amount
                                                          ------        -----------      ------         -----------      ------
                                                                                     ($ in thousands)
Minority interest                                      $  14,032          2,076%  $        645             N/A    $          -


Minority interest is a result of ELI's initial public offering in November 1997 and it represents 17.35%, as of December 31, 1998, of the minority's share of ELI's loss before income tax benefit and cumulative effect of a change in accounting principle.

                                                      INTEREST EXPENSE
                                                      ----------------

                                                                   1998                      1997                       1996
                                                          ------------------------    ---------------------            ------
                                                                       Change from               Change from
                                                          Amount       Prior year     Amount     Prior year            Amount
                                                          ------       -----------    ------     -----------           ------
                                                                                   ($ in thousands)
Interest expense                                       $  112,239           3%       $ 109,329        18%           $ 92,695


Interest expense increased $2.9 million, or 3%, in 1998 primarily due to increased long term debt outstanding partially offset by an increase in the debt component of AFUDC, a 1997 charge of approximately $1.7 million related to an Arizona Public Utility Commission order disallowing recovery of certain amounts of the debt component of AFUDC. Absent the 1997 charge, interest expense increased 4% primarily due to increased long term debt outstanding, partially offset by an increase in the debt component of AFUDC. The interest expense increase in 1997 was primarily due to the issuance of debentures in June and December 1996 to fund acquisitions and capital expenditures and the 1997 charge.

                                                        INCOME TAXES
                                                        ------------
                                                                 1998                         1997                      1996
                                                         -----------------------      ---------------------            ------
                                                                     Change from                Change from
                                                         Amount      Prior year       Amount    Prior year             Amount
                                                         ------      -----------      ------    -----------            ------
                                                                                   ($ in thousands)
Income taxes                                           $  22,337          203%      $  7,383      (91%)              $ 84,937

Income taxes increased $15.0 million, or 203%, in 1998 and decreased in 1997 primarily due to the $62.1 million tax benefit associated with the 1997 charges to earnings. The effective annual tax rate is approximately 27% and 31% in 1998 and 1997, respectively.

                                         NET INCOME AND NET INCOME PER COMMON SHARE
                                         ------------------------------------------

                                                                             1998                      1997                   1996
                                                                        ---------------------      ---------------------     ------
                                                                                  Change from                Change from
                                                                        Amount    Prior year       Amount    Prior year      Amount
                                                                        ------    -----------      ------    -----------     ------
                                                                                               ($ in thousands)
          Net Income                                                $    57,060      465%    $     10,100     (94%)       $178,660
          Net Income Per Share                                      $       .22      450%    $        .04     (94%)       $    .68

1998 net income and net income per share were impacted by the following after tax items: Net losses from the Company's CLEC subsidiary of $34.7 million, or 14 cents per share, the non-cash write down of the Company's investment in HTCC of $19.7 million, or 7 cents per share, the cumulative effect of change in accounting principle at the CLEC sector of $2.3 million, or 1 cent per share, Y2K costs and separation costs of $6.6 million, or 3 cents per share. Absent the impact of losses from the Company's CLEC subsidiary and the 1998 special items, net income would have been $120.4 million, or 47 cents per share.

1997 net income and net income per share were impacted by the following after tax items: Net losses from the Company's CLEC subsidiary of $23.8 million, or 9 cents per share, 1997 charges to earnings (see below) of $135.2 million, or 52 cents per share, and a gain of $51.2 million, or 20 cents per share, on the sale of stock by a subsidiary. Absent the impact of losses from the Company's CLEC subsidiary and the 1997 special items, net income would have been $117.9 million, or 45 cents per share.

1997 Charges to Earnings
------------------------
In 1996 and early 1997, the Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace. This strategy included the initiation and expansion of long distance services which, in combination with other enhanced service offerings, would enable the Company to offer an integrated package of products and services.

Late in 1996, the Company began the transition of its long distance network, primarily to fixed cost leases, in order to achieve the lowest cost of providing long distance service. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's market share. The increase in revenues resulting from this growth strategy, though significant, did not offset the resulting increase in incremental expenses from the branding, sales, and marketing initiatives. As a result, the Company's long distance service operations generated unexpected losses during the first half of 1997 which had an adverse impact on the Company's earnings and cash flow. During the second quarter 1997, management re-evaluated this growth strategy in light of this continuing impact on earnings and cash flow.

     In connection with the re-evaluation of the Company's communications growth strategy, as well as a review of its employee benefit plans to determine if such plans were competitive with those provided in the industry, several public utility commission orders requiring the Company to record charges to earnings, and other charges to earnings related to certain accounting policy changes at ELI in anticipation of its initial public offering, the Company recorded approximately $197,300,000 of charges to earnings in 1997 as follows:

                                                                                             (In thousands)
                                                                                             --------------
                       Curtailment of certain long distance service operations                  $34,600
                       Benefit plan curtailments and related regulatory assets                   34,700
                       Telecommunications information systems and software                       67,400
                       Regulatory commission orders                                              47,200
                       Other                                                                     13,400
                                                                                               --------
                           Total                                                               $197,300
                                                                                               ========

Item 7A.  Quantitative  and  Qualitative  Disclosures  about  Market Risk
          ---------------------------------------------------------------
     The Company is exposed to the impact of interest rate and market risks. In the normal course of business, the Company employs established policies, procedures and internal processes to manage its exposure to interest rate and market risks. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company refinances debt when advantageous and maintains fixed rate debt on a majority of its borrowings. The Company maintains a portfolio of investments consisting of both equity and bond financial instruments. The Company's equity portfolio primarily includes long-term investments in telecommunications companies. The Company's conservative bond portfolio consists of fixed income, state and municipal securities. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

Item 8.       Financial Statements and Supplementary Data
              -------------------------------------------

The following documents are filed as part of this Report:

               1. Financial Statements, See Index on page F-1.

               2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item  9.  Changes  in and  Disagreements  with  Accountants  on Accounting and
          --------------------------------------------------------------------
          Financial Disclosure
          --------------------

None
                                    PART III
                                    --------

The Company intends to file with the Commission a definitive proxy statement for the 1999 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1998. The information called for by this Part III is incorporated by reference to that proxy statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a) The exhibits listed below are filed as part of this Report:

Exhibit
  No.          Description
-------        -----------
3.200.1        Restated  Certificate of Incorporation  of Citizens  Utilities  Company,  with all amendments to June 6, 1996 and amendment  dated May 21, 1998,  (incorporated  by reference to Exhibit 3.200.1 to the  Registrant's  Form
               S-3 filed June 27, 1996 and exhibit  3.200.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the six
               months ended June 30, 1998, respectively, File No. 001-11001).
3.200.2        By-laws of the Company,  as amended  to-date of Citizens  Utilities  Company,  with all  amendments  to January 20,
               1998, (incorporated by reference to Exhibit 3.200.2 to the       Registrant's  Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 001-11001).
4.100.1        Indenture of Securities,  dated as of August 15, 1991, to Chemical Bank, as Trustee,  (incorporated  by reference to Exhibit  4.100.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the nine months ended  September 30,
               1991, File No. 001-11001).
4.100.2        First  Supplemental  Indenture,  dated August 15,  1991,  (incorporated  by  reference to Exhibit  4.100.2 to the
               Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.100.3        Letter of Representations,  dated August 20, 1991, from Citizens Utilities Company and Chemical Bank, as Trustee,
               to  Depository  Trust Company (DTC) for deposit of  securities  with DTC,  (incorporated  by reference to Exhibit
               4.100.3 to the Registrant's  Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No.
               001-11001).
4.100.4        Second Supplemental Indenture,  dated January 15, 1992, to Chemical Bank, as Trustee,  (incorporated by reference to Exhibit 4.100.4 to the Registrant's  Annual Report on Form 10-K for the year ended December 31, 1991, File No.
               001-11001).
4.100.5        Letter of  Representations,  dated  January 29, 1992,  from  Citizens  Utilities  Company and Chemical  Bank,  as
               Trustee,  to DTC, for deposit of  securities  with DTC,  (incorporated  by  reference  to Exhibit  4.100.5 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
4.100.6        Third Supplemental Indenture,  dated April 15, 1994, to Chemical Bank, as Trustee,  (incorporated by reference to
               Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File No. 001-11001).
4.100.7        Fourth Supplemental  Indenture,  dated October 1, 1994, to Chemical Bank, as Trustee,  (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).
4.100.8        Fifth Supplemental Indenture,  dated as of June 15, 1995, to Chemical Bank, as Trustee,  (incorporated by reference to Exhibit 4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.100.9        Sixth  Supplemental  Indenture,  dated as of October 15,  1995,  to Chemical  Bank,  as Trustee,  (incorporated  by reference to Exhibit 4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.100.11       Seventh Supplemental Indenture,  dated as of June 1, 1996,  (incorporated by reference to Exhibit 4.100.11 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.100.12       Eighth Supplemental  Indenture,  dated as of December 1, 1996,  (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.200.1        Indenture  dated as of January 15, 1996,  between  Citizens  Utilities  Company and Chemical  Bank,  as indenture trustee  (incorporated by reference to Exhibit 4.200.1 to the Registrant's  Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.2        First Supplemental  Indenture dated as of January 15, 1996, between Citizens Utilities Company and Chemical Bank, as indenture  trustee,  (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report
               filed May 28, 1996, File No. 001-11001).
4.200.3        5% Convertible  Subordinated  Debenture due 2036,  (contained as Exhibit A to Exhibit 4.200.2),  (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.4        Amended  and  Restated  Declaration  of Trust  dated  as of  January  15,  1996,  of  Citizens  Utilities  Trust,
               (incorporated  by reference to Exhibit  4.200.4 to the  Registrant's  Form 8-K Current Report filed May 28, 1996,
               File No. 001-11001).
4.200.5        Convertible  Preferred  Security  Certificate,  (contained as Exhibit A-1 to Exhibit  4.200.4),  (incorporated by reference to Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.6        Amended and Restated Limited  Partnership  Agreement dated as of January 15, 1996 of Citizens  Utilities Capital
               L.P.,  (incorporated by reference to Exhibit 4.200.6 to the  Registrant's  Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.7        Partnership Preferred Security Certificate  (contained as Annex A to Exhibit 4.200.6), (incorporated by reference to Exhibit 4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.8        Convertible  Preferred  Securities  Guarantee  Agreement dated as of January 15, 1996 between Citizens Utilities
               Company  and  Chemical  Bank,  as  guarantee  trustee,  (incorporated  by  reference  to Exhibit  4.200.8 to the
               Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).

Exhibit
  No.          Description
-------        -----------
4.200.9        Partnership  Preferred  Securities  Guarantee  Agreement dated as of January 15, 1996 between Citizens Utilities
               Company  and  Chemical  Bank,  as  guarantee  trustee,  (incorporated  by  reference  to Exhibit  4.200.9 to the
               Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.10       Letter of  Representations,  dated  January 18, 1996,  from  Citizens  Utilities  Company and Chemical  Bank, as trustee,  to DTC,  for deposit of  Convertible  Preferred  Securities  with DTC,  (incorporated  by reference to
               Exhibit 4.200.10 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
10.1           Incentive  Deferred  Compensation  Plan, dated April 16, 1991,  (incorporated by reference to Exhibit 10.1 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
10.6           Deferred  Compensation  Plans for  Directors,  dated  November 26, 1984 and December 10, 1984,  (incorporated  by reference to Exhibit 10.6 to the  Registrant's  Annual Report on Form 10-K for the year ended  December 31, 1984,
               File No. 001-11001).
10.6.1         Directors'  Retirement  Plan,  effective  January 1, 1989,  (incorporated  by reference to Exhibit  10.6.1 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 001-11001).
10.6.2         Non-Employee  Directors'  Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997,
               (incorporated by reference to Exhibit A to the Registrant's  Proxy Statement dated April 4, 1995 and Exhibit A to the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.16.1        Employment  Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996,  (incorporated by  reference  to Exhibit  10.16.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the nine months ended
               September 30, 1996, File No. 001-11001).
10.17          1992 Employee  Stock Purchase Plan,  with all  amendments to May 5, 1997,  (incorporated  by reference to Exhibit
               10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 001-11001).
10.18          Amendments  dated May 21, 1993 and May 5, 1997,  to the 1992  Employee  Stock  Purchase  Plan,  (incorporated  by reference to the  Registrant's  Proxy Statement dated March 31, 1993 and the  Registrant's  Proxy Statement dated
               March 28, 1997, respectively, File No. 001-11001).
10.20          Asset  Purchase  Agreements  dated  November  28,  1994,  (incorporated  by  reference  to  Exhibit  10.20 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 001-11001).
10.21          1996 Equity  Incentive  Plan and amendment  dated May 5, 1997 to 1996 Equity  Incentive  Plan,  (incorporated  by reference to Exhibit A to the Registrant's  Proxy Statement dated March 29, 1996 and Exhibit B to Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.5           Participation Agreement between ELI, Shawmut Bank Connecticut,  National Association,  the Certificate Purchasers
               named therein,  the Lenders named therein,  BA Leasing & Capital Corporation and Citizens Utilities Company dated as of April 28, 1995, and the related  operating  documents  (incorporated  by reference to Exhibit 10.5 of ELI's
               Registration Statement on Form S-1 effective on November 21, 1997, File No. 333-35227).
12             Computation  of ratio of  earnings  to fixed  charges  (this  item is  included  herein  for the sole  purpose of incorporation by reference).
21             Subsidiaries of the Registrant
23             Auditors' Consent
24             Powers of Attorney
27             Financial Data Schedule

Exhibits 10.1,  10.6,  10.6.1,  10.6.2,  10.16.1,  10.17,  10.18 and 10.21 are  management  contracts or  compensatory  plans or arrangements.

The Company agrees to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; copies of separate loan agreements and indentures governing various Industrial Development Revenue Bonds; copies of documents relating to indebtedness of subsidiaries acquired during 1996, 1997 and 1998, and copies of the credit agreement between Electric Lightwave, Inc. and Citibank, N. A. dated November 21, 1997.

(b) The Company filed on Form 8-K dated November 9, 1998, under Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits," the Company's 1998 third quarter financial results and certain operating data.

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

                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)

                               By: /s/ Leonard Tow
                           --------------------------
                                   Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
                    Member, Executive Committee and Director

                                  March 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 1999.

               Signature                                                         Title
               ---------                                                         -----

        /s/ Robert J. DeSantis                                    Chief Financial Officer,
        -----------------------
          (Robert J. DeSantis)                                    Vice President and Treasurer

      /s/ Livingston E. Ross                                      Vice President and Controller
      -------------------------
          (Livingston E. Ross)

           Norman I. Botwinik*                                    Director
      -------------------------
          (Norman I. Botwinik)

           Aaron I. Fleischman*                                   Member, Executive Committee and Director
      -------------------------
          (Aaron I. Fleischman)

            James C. Goodale*                                     Director
      -------------------------
           (James C. Goodale)

           Stanley Harfenist*                                     Member, Executive Committee and Director
       ------------------------
          (Stanley Harfenist)

            Andrew N. Heine*                                      Director
      -------------------------
           (Andrew N. Heine)

            John L. Schroeder*                                    Member, Executive Committee and Director
      -------------------------
           (John L. Schroeder)

            Robert D. Siff*                                       Director
      -------------------------
           (Robert D. Siff)

           Robert A. Stanger*                                     Director
      -------------------------
          (Robert A. Stanger)

           Edwin Tornberg*                                        Director
      -------------------------
          (Edwin Tornberg)

           Claire L. Tow*                                         Director
      -------------------------
          (Claire L. Tow)

           Charles H. Symington, Jr*                              Director
      -------------------------------
          (Charles H. Symington, Jr.)


*By:     /s/ Robert J. DeSantis
      ----------------------------
          (Robert J. DeSantis)
           Attorney-in-Fact



                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements




Item                                                                                                  Page
----                                                                                                  ----
Independent Auditors' Report                                                                          F-2

Consolidated balance sheets as of December 31, 1998, 1997 and 1996                                    F-3

Consolidated statements of income and  comprehensive income for the years ended
   December 31, 1998, 1997 and 1996                                                                   F-4

Consolidated statements of shareholders' equity for the years ended                                   F-5
   December 31, 1998, 1997 and 1996

Consolidated statements of cash flows for the years ended
   December 31, 1998, 1997 and 1996                                                                   F-6

Notes to consolidated financial statements                                                            F-7

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the accompanying consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1(n) to the financial statements, the Company changed its method of accounting in 1998 to adopt the provisions of the American Institute of Certified Public Accountants Statement of Position (AICPA SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and AICPA SOP 98-5 "Reporting on the Costs of Start-up Activities."




                                                           KPMG LLP





New York, New York
March 5, 1999

                                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 1998, 1997 and 1996
                                                  ($ in thousands)

                                                                                  1998            1997            1996
                                                                           ------------    ------------    ------------
Assets
   Current assets:
      Cash                                                              $       31,922  $       35,163  $       24,230
      Accounts receivable:
        Customers                                                              251,374         239,226         198,138
        Other                                                                   82,874          60,404          88,320
        Less allowance for doubtful accounts                                    15,870          22,225           4,808
                                                                           ------------    ------------    ------------
        Net accounts receivable                                                318,378         277,405         281,650

      Materials and supplies                                                    29,249          19,885          27,159
      Other current assets                                                      34,492          44,826          36,731
                                                                           ------------    ------------    ------------
        Total current assets                                                   414,041         377,279         369,770
                                                                           ------------    ------------    ------------

   Property, plant and equipment                                             5,947,353       5,297,737       4,582,869
   Less accumulated depreciation                                             1,898,730       1,629,944       1,444,817
                                                                           ------------    ------------    ------------
        Net property, plant and equipment                                    4,048,623       3,667,793       3,138,052
                                                                           ------------    ------------    ------------

   Investments                                                                 414,761         398,499         539,152
   Regulatory assets                                                           204,703         209,921         193,779
   Deferred debits and other assets                                            210,804         219,360         282,395
                                                                           ------------    ------------    ------------
         Total assets                                                   $    5,292,932  $    4,872,852  $    4,523,148
                                                                           ============    ============    ============

Liabilities and Shareholders' Equity
   Current liabilities:
      Long-term debt due within one year                                $        8,930  $        6,691  $        3,593
      Short-term debt                                                          110,000               -               -
      Accounts payable                                                         187,401         222,458         168,299
      Income taxes accrued                                                      53,599          45,064          90,317
      Other taxes accrued                                                       22,812          21,243          19,541
      Interest accrued                                                          27,645          25,413          24,522
      Customers' deposits                                                       33,668          22,095          21,400
      Other current liabilities                                                 63,676          74,906          81,817
                                                                           ------------    ------------    ------------
         Total current liabilities                                             507,731         417,870         409,489

   Deferred income taxes                                                       442,908         420,708         347,975
   Customer advances for construction                                          211,941         174,858         154,324
   Deferred credits                                                             96,827         128,984         115,291
   Contributions in aid of construction                                         90,353          85,932          84,129
   Regulatory liabilities                                                       19,120          20,881          22,810
   Long-term debt                                                            1,900,246       1,706,532       1,509,697
   Minority interest in subsidiary                                              29,785          36,626               -
   Company obligated mandatorily redeemable
     convertible preferred securities *                                        201,250         201,250         201,250
   Shareholders' equity                                                      1,792,771       1,679,211       1,678,183
                                                                           ------------    ------------    ------------
            Total liabilities and shareholders' equity                  $    5,292,932  $    4,872,852  $    4,523,148
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


                                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                       ($ in thousands, except for per-share amounts)

                                                                                     1998           1997             1996
                                                                              ------------   ------------    -------------

Revenues                                                                   $    1,542,372   $  1,393,619  $    1,306,517

Operating expenses:
Cost of services                                                                  359,762        344,683         285,749
Operating and maintenance expenses                                                746,597        797,282         531,349
Depreciation                                                                      257,844        235,812         193,733
                                                                              ------------   ------------    -------------
   Total operating expenses                                                     1,364,203      1,377,777       1,010,831
                                                                              ------------   ------------    -------------

   Income from operations                                                         178,169         15,842         295,686

Non operating gain on sale of subsidiary stock                                          -         78,734               -
Investment income                                                                  32,505         33,739          26,834
Other income (loss), net                                                         (24,526)          4,062          39,621
Minority interest                                                                  14,032            645               -
Interest expense                                                                  112,239        109,329          92,695
                                                                              ------------   ------------    -------------
   Income before income taxes, dividends on convertible preferred
    securities and cumulative effect of change in accounting principle             87,941         23,693         269,446

Income taxes                                                                       22,337          7,383          84,937
                                                                              ------------   ------------    -------------
   Income before dividends on convertible preferred securities and
    cumulative effect of change in accounting principle                            65,604         16,310         184,509

Dividends on convertible preferred securities, net of income tax benefit            6,210          6,210           5,849
                                                                              ------------   ------------    -------------
   Income before cumulative effect of change in accounting principle               59,394         10,100         178,660

Cumulative effect of change in accounting principle, net of income tax
  benefit and related minority interest                                             2,334              -               -
                                                                              ------------   ------------    -------------

   Net income                                                                      57,060         10,100         178,660

Other comprehensive income,
    net of tax and reclassification adjustment                                     52,872         10,832         (11,099)
                                                                              ------------   ------------    -------------

   Total Comprehensive income                                              $      109,932   $     20,932  $      167,561
                                                                              ============   ============    =============

Net income per common share before cumulative effect of change in accounting principle:
      Basic                                                                $          .23   $        .04  $          .68
      Diluted                                                              $          .23   $        .04  $          .68

Net income per common share:
      Basic                                                                $          .22   $        .04  $          .68
      Diluted                                                              $          .22   $        .04  $          .68

The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                        CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                       ($ in thousands, except for per-share amounts)

                                                                                                    Accumulated
                                                 Common           Additional                           Other                Total
                                                  Stock           Paid-In           Retained       Comprehensive       Shareholders'
                                                 ($.25)           Capital           Earnings          Income               Equity
                                               ------------    --------------    ------------    ------------------  ---------------
Balance January 1, 1996                     $     56,896    $   1,263,694     $    235,236    $          4,087      $    1,559,913
  Acquisition                                        322           15,308                                                   15,630
  Common stock buybacks to fund stock
    dividends                                     (1,639)         (73,842)                                                 (75,481)
  Stock plans                                        330            6,959                                                    7,289
  Stock issuances to fund EPPICS
    dividends                                        178            7,621                                                    7,799
  EPPICS issuance cost                                             (4,528)                                                  (4,528)
  Net income                                                                       178,660                                 178,660
  Other comprehensive income, net of
     tax and reclassification adjustment                                                               (11,099)            (11,099)
  Stock dividends in shares of Common
     Stock Series A and Series B                   3,701          166,129         (169,830)                                      -
                                               ------------    --------------    ------------    ------------------    ------------
Balance December 31, 1996                   $     59,788    $   1,381,341     $    244,066    $         (7,012)     $    1,678,183
                                               ------------    --------------    ------------    ------------------    ------------
  Acquisitions                                       604            2,736            8,318                                  11,658
  Common stock buybacks to fund
    Stock dividends                               (1,226)         (47,326)                                                 (48,552)
  Stock plans                                        188            6,380                                                    6,568
  Stock issuances to fund EPPICS
    dividends                                        247           10,175                                                   10,422
  Net income                                                                        10,100                                  10,100
  Other comprehensive income, net of
     tax and reclassification adjustment                                                                10,832              10,832
   Stock dividends in shares of Common
    Stock                                          3,148          127,119         (130,267)                                      -
                                               ------------    --------------    ------------    ------------------    ------------
Balance December 31, 1997                   $     62,749    $   1,480,425     $    132,217    $          3,820      $    1,679,211
                                               ------------    --------------    ------------    ------------------    ------------
  Acquisitions                                       133            2,150                                                    2,283
  Common stock buybacks to fund stock
    dividends                                       (453)         (14,370)                                                 (14,823)
  Stock plans                                        171            5,935                                                    6,106
  Stock issuances to fund EPPICS
    dividends                                        273            9,789                                                   10,062
  Net income                                                                        57,060                                  57,060
  Other comprehensive income, net of
     tax and reclassification adjustment                                                                52,872              52,872
  Stock dividends in shares of Common
    Stock                                          1,914           70,259          (72,173)                                      -
                                               ------------    --------------    ------------    ------------------    ------------
Balance December 31, 1998                   $     64,787    $   1,554,188     $    117,104    $         56,692      $    1,792,771
                                               ============    ==============    ============    ==================    ============


       The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                                  ($ in thousands)

                                                                1998            1997            1996
                                                             ------------    ------------    ------------
Net cash provided by operating activities                 $    262,368    $    230,432    $     375,181
                                                             ------------    ------------    ------------

Cash flows used for investing activities:
   Securities matured                                            2,000          16,205           43,608
   Securities sold                                             992,769         578,494           87,447
   Securities purchased                                       (952,628)       (434,030)        (332,332)
   Construction expenditures                                  (482,870)       (530,744)        (348,379)
   Business acquisitions                                       (94,234)       (105,039)         (87,683)
   Other                                                        (1,028)         25,686          (47,802)
                                                             ------------    ------------    ------------
                                                              (535,991)       (449,428)        (685,141)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
   Long-term debt borrowings                                   243,404         159,769          351,053
   Issuance of EPPICS                                                -               -          196,722
   Issuance of common stock                                      7,101           4,825            6,049
   Issuance of subsidiary stock                                      -         118,554                -
   Short-term debt borrowings (repayments)                      42,000               -         (140,650)
   Common stock buybacks to fund stock dividends               (14,823)        (48,552)         (75,481)
   Long-term debt principal payments                            (7,300)         (3,287)         (20,243)
   Other                                                             -          (1,380)          (1,182)
                                                             ------------    ------------    ------------
                                                               270,382         229,929          316,268
                                                             ------------    ------------    ------------

Increase (decrease) in cash                                     (3,241)         10,933            6,308
Cash at January 1,                                              35,163          24,230           17,922
                                                             ------------    ------------    ------------
Cash at December 31,                                      $     31,922    $     35,163    $      24,230
                                                             ============    ============    ============



     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
     (a)  Description of Business:
          -----------------------
          The Company is a diversified communications and public services company which provides, either directly or through subsidiaries, telecommunications, gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to customers in areas of 22 states. The Company is not dependent upon any single geographic area or single customer for its revenues. No single regulatory body regulated a service of the Company that accounted for more than 19% of its 1998 revenues.

          On May 18, 1998, the Company announced its plans to separate its telecommunications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to establish and transfer to a new company all of its telecommunications businesses, including its approximate 83% interest in Electric Lightwave, Inc. (ELI). This separation is subject to federal and state regulatory approvals and final Board approval, and is expected to be carried out through a distribution in the stock of the new company to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and intend to provide gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets. The separation is expected to strengthen both businesses and enable each of them to take full advantage of opportunities to enhance value.

          The Company received an order from the Federal Energy Regulatory Commission that granted an approval necessary to proceed with its separation plans. The Company filed a request with the Internal Revenue Service for a private letter ruling that the transaction is not subject to federal income tax. The Company has filed petitions with numerous state regulatory agencies for the approvals necessary to proceed with its separation plans and to date has received the necessary approval from four of these agencies. An application with the Federal Communications Commission (FCC) for the transfer of certain licenses and filings with the Securities and Exchange
          Commission will also be made during the separation process. The transaction is expected to be completed in the second half of 1999.

          Although the Company continues to aggressively pursue its separation plans, changing market conditions and new business opportunities may require it to consider other methods to enhance shareholder value, including the sale or other disposition of certain properties and the acquisition of new properties.

   (b)   Principles of Consolidation and Use of Estimates:
         ------------------------------------------------
          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Citizens Utilities Company and its subsidiaries. Certain reclassifications of balances previously reported have been made to conform to current presentation.

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

     (d) Construction Costs and Maintenance Expense:
         ------------------------------------------
          Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction (AFUDC) for regulated businesses and capitalized interest for unregulated businesses. Maintenance and repairs are charged to operating expenses as incurred.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction of regulated assets. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the Company is permitted to include in the rates charged for utility services a fair return on and depreciation of such AFUDC included in plant in service. The amount of AFUDC relating to equity is included in other income, net ($5,311,000, $6,881,000 and $8,704,000 for 1998, 1997 and
          1996, respectively) and the amount relating to borrowings is included as a reduction of interest expense ($3,396,000, $2,978,000 and $3,385,000 for 1998, 1997 and 1996, respectively). The 1997 income statement also reflects a writeoff ($4,486,000 relating to equity and $1,744,000 relating to borrowings) pursuant to certain regulatory commission orders (see Note 10). The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

          Capitalized interest for unregulated construction activities credited to interest expense related to ELI's capital expenditure program amounted to $10,444,000, $4,693,000 and $3,109,000 for 1998, 1997 and
          1996, respectively.

     (e) Depreciation Expense:
         --------------------
          Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represents approximately 5%, 5% and 5% for 1998, 1997 and 1996, respectively, of the gross depreciable property, plant and equipment.

     (f) Regulatory Assets and Liabilities:
         ---------------------------------
          The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

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

     (g)Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
        ------------------------------------------------------------------------
          The  Company  reviews  long-lived  assets  and  certain   identifiable
          intangibles for impairment whenever events or changes in circumstances, including the actions of regulators, indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.

     (h) Accounting for Investments and Short-Term Debt:
         ----------------------------------------------
          Investments include high credit quality, short- and intermediate-term fixed-income securities (primarily state and municipal debt obligations) and equity securities. The Company classifies its investments at purchase as available-for-sale or held-to-maturity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company does not maintain a trading portfolio.

          Securities classified as available-for-sale are carried at estimated fair market value. These securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of shareholders' equity. Securities classified as held-to-maturity are carried at amortized cost, adjusted for amortization of premiums/discounts and accretion over the period to maturity, and are those which the Company has the ability and intent to hold to maturity. Interest, dividends and gains and losses realized on sales of securities are reported in Investment income.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          The Company evaluates its investments periodically to determine whether any decline in fair value, below the amortized cost basis, is other than temporary. If the Company determines that a decline in fair value is other than temporary, the cost basis of the individual investment is written down to fair value as a new cost basis and the amount of the write down is accounted for as a realized loss and included in earnings.

          In 1998, short-term debt represents commercial paper notes payable. This short-term debt was repaid in January 1999 with the proceeds from the sale of the Company's investment in Centennial Cellular Corp. (Centennial) (see Note 1(i) below).

     (i) Investment in Centennial Cellular Corp.:
         ----------------------------------------
          In August 1991, the Company recorded its initial investment in 102,187 shares of Centennial Convertible Redeemable Preferred Stock (the Preferred Security) at $49,842,000 and 1,367,099 shares of Centennial Class B Common Stock at $19,826,000, which in the aggregate represented the historical cost of the Company's investment in its subsidiary, Citizens Cellular Company, prior to its merger with Centennial. During 1994, the Company purchased 615,195 additional shares of Centennial Class B Common Stock for $8,613,000 pursuant to a Centennial rights offering.

          The terms of the Preferred Security provided that the Preferred Security may be converted by the holder into Centennial common stock and that it accreted a liquidation value preference through August 31, 1996 at a fixed annual dividend rate of 7.5%, compounded quarterly, until the Preferred Security reached a liquidation value preference of $186,287,000 on August 31, 1996.

          The Company recognized the non-cash accretion on the Preferred Security as it was earned in each period through August 31, 1996 as investment income and increased the book value of its investment in Centennial by the same amount. The liquidation value preference earned on the Preferred Security for 1996 was $9,043,000. From inception through August 31, 1996, $57,837,000 of such accretion was accounted for in this manner. The Preferred Security was mandatorily redeemable on August 30, 2006.

          Commencing September 1, 1996, Centennial had the option to either (a) declare and pay or accumulate an 8.5% annual dividend on the Preferred Security's $186,287,000 liquidation value or (b) redeem the Preferred Security for $186,287,000 in cash or in Centennial common stock. Commencing September 1, 1996, the Company recognized $15,835,000, $15,835,000 and $5,278,000 as dividend income from Centennial related to 1998, 1997 and 1996, respectively.

          In January 1999, Centennial was acquired as a result of its merger with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, the Company was required to convert the Preferred Security into approximately 2,972,000 shares of Class B Common Stock. In exchange for all of its common stock interests the Company received approximately $223,100,000 in cash, of which approximately $17,500,000 related to accrued dividends on the preferred stock. The Company recorded a pre-tax gain of approximately $69,500,000 on this transaction in January 1999.

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

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     (k) Employee Stock Plans:
         ---------------------
          The Company has various employee stock based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management exempt and non-exempt employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. The Company recognizes compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years based on the fair value of the options at the date of grant (see Note 9). Fair value of options granted is computed using the Black Scholes option pricing model.

     (l) Non Operating Gain on Subsidiary Stock and Minority Interest:
         ------------------------------------------------------------
          On November 24, 1997, ELI completed an initial public offering (IPO) of 8,000,000 shares of its Class A Common Stock. The Company's policy is to account for sales of subsidiary stock as income statement transactions and as a result, in 1997, the Company recorded a pre-tax non operating gain of approximately $78,700,000 resulting from this transaction and continues to consolidate ELI. The Company retained approximately 98% of the voting interest and approximately 83% of the economic ownership in ELI. Minority interest represents 17.35% of ELI's loss before income tax benefit and the cumulative effect of change in accounting principle as of December 31, 1998.

    (m) Net Income Per Common Share:
        ---------------------------
          Basic earnings per share (EPS) is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. Both Basic and Diluted EPS calculations are presented with adjustments for subsequent stock dividends. See Note 13 for reconciliation of basic EPS to diluted EPS.

     (n) Changes in Accounting Principles and New Accounting Pronouncements:
         ------------------------------------------------------------------
          In March 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs for the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software and costs for the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. Capitalized software costs included in construction work in progress reflect costs for internally developed and purchased software. The impact of the early adoption of SOP 98-1 was to capitalize approximately $6,100,000 in 1998 that would have been expensed had the Company not early adopted SOP 98-1.

          In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. Certain third party direct costs incurred by ELI in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years and were being amortized over five years. The Company elected to early adopt SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statement of income and comprehensive income for the year ended December 31, 1998, net of an income tax benefit of $577,000 and the related minority interest of $483,000.

          In 1998, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income for the Company consists of net income and net unrealized gains (losses) on available for sale securities and is presented in the consolidated statements of income and comprehensive income. The statement only requires additional disclosures in the consolidated financial statements; it does not affect the Company's financial position, cash flows or results of operations. Prior year financial statements have been conformed to satisfy the requirements of SFAS 130.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          In 1998, the Company adopted the provisions SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Segment information has been identified based on the way management organizes the segments within the Company for making operating decisions and assessing performance. Prior year information has been reclassified to conform with the current presentation.

          In 1998, the Company adopted the provisions of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. Prior year disclosures have been restated to conform with the 1998 presentation.

(2)  Property, Plant and Equipment:
     ------------------------------

     The components of property, plant and equipment at December 31, 1998, 1997 and 1996 are as follows:

                                                                  1998              1997             1996
                                                              -------------     -------------     ------------
                                                                               ($ in thousands)
        Transmission and distribution facilities         $       3,411,055  $      3,205,529  $     2,923,630
        Production and generating facilities                     1,202,847         1,103,720          960,422
        Administrative facilities                                  679,862           429,254          368,178
        Construction work in progress                              478,731           411,708          187,692
        Pumping, storage and purification facilities               135,552           132,404          122,340
        Other                                                       39,306            15,122           20,607
                                                              -------------     -------------     ------------
                                                         $       5,947,353  $      5,297,737  $     4,582,869
                                                              =============     =============     ============

(3) Mergers and  Acquisitions:
    ------------------------
    In November 1998, the Company acquired all of the stock of Rhinelander Telecommunication, Inc. (RTI) for approximately $84,000,000 in cash. RTI is a diversified telecommunications company engaged in providing local exchange, long distance, Internet access, wireless and cable television services to rural markets in Wisconsin. This transaction was accounted for using the purchase method of accounting and the results of operations of RTI have been included in the accompanying financial statements from the date of acquisition.

    In October 1998, the Company acquired all of the stock of St. Charles Natural Gas Company for $5,000,000 in cash. St. Charles Natural Gas Company is a natural gas distribution company serving 5,000 customers in Louisiana and will become part of the Company's Louisiana Gas Services operations. This transaction was accounted for using the purchase method of accounting and the results of operations of St. Charles Natural Gas Company have been included in the accompanying financial statements from the date of acquisition.

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

    In December 1997, the Company acquired Ogden Telephone Company (Ogden) in a stock for stock transaction. In 1997 the Company issued 2,308,262 shares of Common Stock to effect the merger. In 1998, 288,554 additional shares of the Company's Common Stock were issued in connection with this trans-action. Ogden was an independent telephone operating company providing services to residential and commercial customers in Monroe County, New York. This transaction was accounted for using the pooling of interests method of accounting and the results of operations of Ogden have been included in the accompanying financial statements since the beginning of the 1997 year. Prior year financial statements were not restated as the amounts were not significant.

    In October 1997, the Company purchased the St. John The Baptist Parish Gas System in Louisiana, for approximately $2,100,000 in cash. This system serves 2,200 customers. This transaction was accounted for using the purchase method of accounting and the results of operations of St. John The Baptist Parish Gas System have been included in the accompanying financial statements from the date of acquisition.

    In October 1997, the Company purchased all of the outstanding stock of Gasco, Inc., now known as The Gas Company (TGC) for approximately $100,000,000 in cash from BHP Hawaii. TGC is a gas distribution company serving approximately 66,000 customers throughout Hawaii. This transaction was accounted for using the purchase method of accounting and the results of operations of TGC have been included in the accompanying financial statements from the date of acquisition.

    In December 1996, the Company acquired Conference-Call USA, Inc. (Conference -Call) in a stock for stock transaction. Conference-Call provides nationwide conference calling services and its subsidiary, Dial, Inc.(Dial), provides international dial-back services. The Company issued 1,289,133 shares of common stock in exchange for all of the common and preferred stock of Conference-Call. The agreement provides that Conference-Call and/ or Dial would be required to issue additional shares if specified financial results are achieved in future periods. As a result, the Company issued 243,497 and 113,785 in 1998 and 1997, respectively, as part of this provision. This transaction was accounted for using the purchase method of accounting and the results of operations of Conference-Call have been included in the accompanying financial statements from the date of acquisition.

    The following pro forma financial information presents the combined results of operations of the Company, RTI and TGC as if the acquisitions had occurred on January 1 of the year preceding the dates of acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, RTI and TGC constituted a single entity during such periods. The effect of the other acquisitions discussed above would not significantly impact the pro forma results.

                                                                       1998               1997               1996
                                                                  ---------------     -------------    -----------------
          ($ in thousands, except for per share amounts)
          Revenues                                             $       1,560,000  $      1,488,000  $       1,396,000
          Net income                                           $          56,000  $         13,000  $         184,000

          Basic earnings per common share                      $             .22  $            .05  $             .70
          Diluted earnings per common share                    $             .22  $            .05  $             .70

    A subsidiary of the Company, in a joint venture with a subsidiary of Century Communications Corp. (Century), acquired and operates four cable television systems in southern California serving over 90,000 basic subscribers. Century is a cable television company of which Leonard Tow, the Chairman and Chief Executive Officer of the Company, is Chairman and Chief Executive Officer. In addition, Claire Tow, a Director of the Company, is a Senior Vice President and a Director of Century. A management board on which the Company and Century are equally represented governs the joint venture. A subsidiary of Century (the Manager) manages the day-to-day operations of the systems. The Manager does not receive a management fee but is reimbursed only for the actua costs it incurs on behalf of the joint venture. The Manager is obligated to pass through to the joint venture any discount, up to 5%, off the published prices of services or assets purchased for the joint venture for use in the systems. The Manager is entitled to retain any discount in excess of 5%. The Company accounts for the joint venture following the equity method of accounting. It is expected that these properties will become part of a larger partnership with Tele-Communications, Inc., a cable operator in California, and Century. Upon formation of the partnership, the Company will own 5.5% of this partnership, which will serve approximately 772,000 customers in the Los Angeles basin. In March 1999, Adelphia Communications Corporation (Adelphia) and Century announced the signing of a definitive agreement for the merger of Century with Adelphia (see Note 4). Upon consummation of the Adelphia/ Century merger, the Company expects to sell to Adelphia its interest in the joint venture properties (or its interest in the partnership if the joint venture properties are transferred to the partnership before the Adelphia/ Century merger).

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)  Investments:
     ------------

     The components of  investments  at December 31, 1998,  1997 and 1996 are as follows:
                                                               1998           1997         1996
                                                         --------------- ------------- -----------
                                                                       ($ in thousands)
State and municipal securities                           $    141,202  $     212,743     $ 370,783
Centennial Preferred Security                                 107,679        107,679       107,679
Marketable equity securities                                  163,661         75,855        58,351
Other fixed income securities                                   2,219          2,222         2,339
                                                           -----------    -----------   -----------
    Total                                                $    414,761  $     398,499     $ 539,152
                                                            ==========    ===========   ===========

    Marketable equity securities for 1998, 1997 and 1996 include the Company's investments in Hungarian Telephone and Cable Corp. (HTCC), Centennial Class B Common Stock and Century Class A Common Stock. The investment in the shares of Century Class A Common Stock represents approximately 2% of the total outstanding common stock of Century and was recorded at a market value of approximately $31 3/4 per share as of December 31, 1998. The Chairman and Chief Executive Officer of the Company is also Chairman and Chief Executive Officer of Century. Centennial was a subsidiary of Century. There were no sales of marketable equity securities in 1998, 1997 or 1996. The Company recognized $22,138,000 in Other income (loss), net in 1996 for guarantees and financial support provided by the Company to HTCC.

    In   March  1999,   Adelphia   Communications   Corporation  and   Century
    Communications  Corp.  announced   the  signing  of  a   definitive  agree-
    ment for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the Merger Agreement, each Century Class A Common share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $44.14 per Century Class A Common share based on Adelphia's March 4, 1999 closing price of $57 1/8).

    The following summarizes the amortized cost, gross unrealized holding gains and losses and fair market value for investments.

                                                         Unrealized Holding   Aggregate Fair
Investment Classification            Amortized Cost       Gains    (Losses)    Market Value
-------------------------            --------------      ------------------   --------------
                                                          ($ in thousands)
As of December 31, 1998
-----------------------
Held-To-Maturity                      $   107,679  $     15,673  $          -     $ 123,352
Available-For-Sale                        215,228       100,329       (8,475)       307,082

As of December 31, 1997
-----------------------
Held-To-Maturity                      $   107,679  $     78,608  $          -     $ 186,287
Available-For-Sale                        284,630        19,673      (13,483)       290,820

As of December 31, 1996
-----------------------
Held-To-Maturity                      $   107,679  $     78,608  $          -     $ 186,287
Available-For-Sale                        442,834         2,903      (14,264)       431,473

    The amortized cost of held-to-maturity securities plus the aggregate fair market value of available-for-sale securities for each year presented above equals the total of investments presented in the foregoing investments table. As of December 31, 1998, all investments except the Centennial Preferred Security have been classified as available-for-sale. The fair market value of the Centennial Preferred Security was estimated to be its accreted value at December 31, 1997 and 1996 and its conversion value at December 31, 1998. The fair market value reflected above for the Centennial Preferred Security and Class B Common Stock at December 31, 1998 approxi-mates the amount the Company realized in January 1999. (See Note 1(i))

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

    In 1995, the Company made an investment in and entered into definitive agreements with HTCC. In 1997, the Company acquired additional shares in the open market. Pursuant to a definitive agreement, the Company had been providing requested management services to HTCC. Expenses incurred by the Company in providing such services, including allocable overhead items, were required to be reimbursed by HTCC. HTCC disputed certain provisions of this definitive agreement and the associated management fee. In September 1998, HTCC satisfied its current obligations with the Company by issuing to the Company 100,000 shares of its common stock and an $8,400,000 note, dated September 30, 1998, bearing interest payable annually at the rate of LIBOR (for one-year dollar deposits) plus 2.5%, maturing in 2004. No gain or loss was recognized on this transaction. Additionally, the current management services agreement was terminated and a new seven-year consulting services agreement between the Company and HTCC was entered into with services to begin in 2004. HTCC has agreed to pay the Company a combined termination/consulting fee in the aggregate amount of $21,000,000 in equal annual installments of $3,000,000 beginning in 2004.

    The investment in HTCC declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, the Company recognized a loss of $31,900,000 in the HTCC investment as a reduction of Other income (loss), net in the statement of income and comprehensive income.

(5)  Fair Value of Financial Instruments:
     ------------------------------------
    The following table summarizes the carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1998, 1997 and 1996. For the other financial instruments, representing cash, accounts and notes receivables, short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                           1998                          1997                           1996
                                ------------------------        -----------------------        ----------------------
                                Carrying                        Carrying                       Carrying
                                 Amount       Fair Value         Amount      Fair Value         Amount      Fair Value
                                --------      ----------        --------     ----------        --------     ----------
                                                                     ($ in thousands)

Investments                  $     414,761  $     430,434  $     398,499  $      477,107     $  539,152  $     617,760
Long-term debt                   1,900,246      2,008,422      1,706,532       1,786,622      1,509,697      1,532,251
EPPICS                             201,250        171,566        201,250         192,194        201,250        192,194

     The fair value of the above financial instruments, except for the investment in the Centennial Preferred Security, are based on quoted prices at the reporting date for those financial instruments. The fair value of the Centennial Preferred Security was estimated to be its accreted value at December 1997 and 1996 and its conversion value at December 31, 1998 (based on its conversion as a result of the merger with CCW Acquisition
     Corporation discussed in Note 1(i)).

 (6) Long-term Debt:
     ---------------
                                             Weighted average
                                             interest rate at                                        December 31,
                                                                                    -----------------------------------------------
                                             December 31, 1998      Maturities          1998             1997               1996
                                             -----------------      ----------      -------------   --------------    -------------
                                                                                                   ($ in thousands)
   Debentures                                    7.34%               2001-2046      $   1,000,000   $   1,000,000   $     1,000,000
   Industrial development revenue bonds          4.95%               2015-2033            458,417         439,277           391,789
   ELI bank credit facility                      5.61%                 2002               284,000          60,000                 -
   Rural Utilities Service Loan Contracts        5.85%               2000-2027             91,078          87,053            77,909
   Senior unsecured notes                        8.05%                 2012                36,000          36,000            36,000
   Other long-term debt                          7.37%               1999-2027             30,751          16,202             3,999
   Commercial paper notes payable                                                               -          68,000                 -
                                                                                      ------------    ------------    -------------
          Total long-term debt                                                      $   1,900,246   $   1,706,532   $     1,509,697
                                                                                      ============    ============    =============

                  CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The total principal amounts of industrial development revenue bonds at December 31, 1998, 1997 and 1996 were $500,195,000, $480,195,000 and
     $422,780,000, respectively. Funds from industrial development revenue bond issuances are held by a trustee until qualifying construction expenditures are made at which time the funds are released. The amounts presented in the table above represent funds that have been used for construction through December 31, 1998, 1997 and 1996, respectively.

     On  December  31,  1997,   certain  commercial  paper  notes  payable  were
     classified as long-term debt because the obligations were refinanced with long-term debt securities.

     The Company has available lines of credit with commercial banks in the amounts of $375,000,000 and $200,000,000, which expire on December 8, 1999 and December 16, 2003, respectively, and have associated facility fees of one-thirty third of one percent (.03%) per annum and one twentieth of one percent (.05%) per annum, respectively. The terms of the lines of credit provide the Company with extension options. No amounts are outstanding under these facilities. ELI, a subsidiary of the Company, has committed lines of credit with commercial banks under which it may borrow up to $400,000,000 which is guaranteed by the Company and expire November 21, 2002. The ELI credit facility has an associated facility fee of one-twentieth of one percent (.05%) per annum. There is $284,000,000 outstanding under these facilities.

     The installment principal payments and maturities of long-term debt for the next five years are as follows:

                                             1999           2000              2001              2002          2003
                                           ----------    -----------    -----------------    -----------    ---------
                                                                        ($ in thousands)
     Installment principal payments     $      8,930  $       6,990  $             5,490  $       5,524  $     5,971
     Maturities                                    -              -               50,000        284,000            -
                                           ----------    -----------    -----------------    -----------   ----------
                                        $      8,930  $       6,990  $            55,490  $     289,524  $     5,971
                                           ==========    ===========    =================    ===========    =========

     Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is April 1, 2001 for $14,400,000 of principal amount of bonds. The Company expects to remarket all such bonds which are tendered. In the years 1998, 1997 and 1996, interest payments on short- and long-term debt were $123,107,000, $112,127,000 and $93,274,000, respectively.

 (7) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------
     During the first quarter of 1996, a consolidated wholly-owned subsidiary of the Company, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of
     $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from the Company $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures Due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and the Company's Convertible Subordinated Debentures are substantially all the assets of the Partnership. The Company's obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities. The $196,722,000 of net proceeds from the issuances was used to permanently fund a portion of the acquisition of telecommunications properties.

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     In accordance with the terms of the issuances, the Company paid the 5% interest on the Convertible Subordinated Debentures in Citizens' Common Stock. During 1998, 1,093,274 shares of Common Stock were issued to the Partnership in payment of interest of which 1,009,231 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 84,043 shares of Common Stock were distributed by the Partnership to the Trust. During 1997, 986,579 shares of Common Stock were issued to the Partnership in payment of interest of which 952,007 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 34,572 shares of Common Stock were distributed by the Partnership to the Trust. During 1996, 709,748 shares of Common Stock Series A were issued to the Partnership in payment of interest of which 654,119 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 55,629 shares of Common Stock Series A were distributed by the Partnership to the Trust. The Trust distributed the cash and shares as dividends to the holders of the EPPICS in 1998, 1997 and 1996.

(8)  Capital Stock:
     -------------
     The common stock of the Company had consisted of two series, Series A and Series B. On August 25, 1997, the Board of Directors voted to convert the shares of Series A Common Stock into Series B Common Stock at a ratio of one share of Series B Common Stock for each share of Series A Common Stock. The result of this conversion was one class of stock now referred to as the Common Stock. The 1997 and 1996 consolidated financial statements give retroactive effect to the aforementioned conversion. The Company is authorized to issue up to 600,000,000 shares of Common Stock. Quarterly stock dividends had been declared and issued on Common Stock and shareholders had the option of enrolling in the "Common Stock Dividend Sale Plan." The plan offered shareholders the opportunity to have their stock dividends sold by the plan broker and the net cash proceeds of the sale distributed to them quarterly.

     The amount and timing of dividends payable on Common Stock are within the sole discretion of the Company's Board of Directors. The Board of Directors has undertaken an extensive review of the Company's dividend policy in conjunction with its separation plans. Resulting from this review, in November 1998, the Board of Directors concluded that after the payment of the December 1998 stock dividend, the Company should discontinue the payment of stock dividends at least through the separation. Post-separation dividend policies for both the new company and Citizens Utilities Company will continue to be evaluated and will be subject to approval by each company's board of directors. In 1998, 1997 and 1996, the Board of Directors reviewed alternative stock dividend cash equivalents and associated stock dividend rates each quarter in order to determine and declare a prudent stock dividend rate in light of the Company's actual and forecasted financial position and results of operations, as well as dividend yields of comparable communications and public services companies.

     Quarterly and annual stock dividend rates declared and annual stock dividend cash equivalents (adjusted for all stock dividends paid subsequent to all dividends declared through December 31, 1998, and rounded to the nearest 1/16th) considered by the Board have been as follows:

                                                                    Dividend Rates
                                                      -------------------------------------------
                                                          1998           1997           1996
                                                      -------------- -------------- -------------
                            First quarter                   .75%          1.6 %          1.6 %
                            Second quarter                  .75%          1.6 %          1.6 %
                            Third quarter                   .75%          1.0 %          1.6 %
                            Fourth quarter                  .75%          1.0 %          1.6 %
                                                        --------        -------        -------
                              Total                         3.0%          5.2 %          6.4 %
                                                        ========        =======        =======
                              Compounded Total             3.03%          5.30%          6.56%
                                                        ========        =======        =======
                            Cash Equivalent              28 5/16 cent    51 1/4 cent    66 1/8 cent
                                                        ========        =======        =======

     The Company purchased 1,811,000 shares at a cost of $14,826,000 in 1998, 4,904,000 shares at a cost of $48,552,000 in 1997, and 6,554,000 shares at a cost of $75,481,000 in 1996. All purchased shares were used to pay stock dividends.


                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     The activity in shares of outstanding common stock during 1998, 1997 and 1996 is summarized as follows:

                                                                      Number of Shares
                                                                      ----------------
       Balance at January 1,1996                                        227,587,000
               Acquisition                                                1,289,000
               Common stock dividends                                    14,803,000
               Common stock buybacks to fund stock dividends             (6,554,000)
               Common stock issued to fund EPPICS dividends                 710,000
               Stock plans                                                1,313,000
                                                                       ---------------
       Balance at December 31, 1996                                     239,148,000
               Acquisitions                                               2,417,000
               Common stock dividends                                    12,591,000
               Common stock buybacks to fund stock dividends             (4,904,000)
               Common stock issued to fund EPPICS dividends                 986,000
               Stock plans                                                  756,000
                                                                       ---------------
       Balance at December 31, 1997                                     250,994,000
               Acquisitions                                                 532,000
               Common stock dividends                                     7,657,000
               Common stock buybacks to fund stock dividends             (1,811,000)
               Common stock issued to fund EPPICS dividends               1,093,000
               Stock plans                                                  684,000
                                                                       --------------
       Balance at December 31, 1998                                     259,149,000
                                                                       ==============

     The Company has 50,000,000 authorized but unissued shares of preferred stock ($.01 par).

 (9) Stock Plans:
     -----------
     At December 31, 1998, the Company had four stock based compensation plans and ELI had two stock based plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the employee stock plans. No compensation cost has been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP), ELI Employee Stock Purchase Plan (ELI ESPP) or ELI Equity Incentive Plan (ELI EIP) as the exercise price for such options was equal to the market price of the stock at the time of grant. Compensation cost recognized for the Company's Directors' Deferred Fee Equity Plan was $463,798, $352,017 and $161,231 in 1998, 1997 and 1996, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its MEIP, EIP, ESPP, ELI ESPP and ELI EIP, the Company's pro forma Net income and Net income per common share would have been as follows:

                                                                           1998         1997         1996
                                                                        ------------ ------------ -----------
                                                                                  ($ in thousands)
                     Net Income                          As reported      $57,060      $10,100      $178,660
                                                         Pro forma         45,409        7,374       176,662

                     Net Income per common share         As reported:
                                                            Basic            $.22         $.04          $.68
                                                            Diluted           .22          .04           .68
                                                         Pro forma:
                                                            Basic            $.18         $.03          $.68
                                                            Diluted           .17          .03           .67

     Pro forma Net income reflects only the vested portion of options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the pro forma amounts above because pro forma compensation cost only includes costs associated with the vested portion of options granted pursuant to the MEIP, EIP, ESPP, ELI ESPP and ELI EIP on or after January 1, 1995.

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     In November 1998, the Compensation Committee of the Company's Board of Directors approved a stock option exchange program pursuant to which current employees of the Company (excluding senior executive officers) holding outstanding options, under the MEIP and EIP plans, with an exercise price in excess of $10.00 had the right to exchange their options for a lesser number of new options with an exercise price of $7.75. A calculation was prepared using the Black Scholes option pricing model to determine the exchange rate for each eligible grant in order to keep the fair value of options exchanged equal to the fair value of the options reissued. The exchanged options maintain the same vesting and expiration terms. This stock option exchange program had no impact on reported earnings and resulted in an aggregate net reduction in shares subject to option of 2,202,000 for both MEIP and EIP.

     In August 1998, the Compensation Committee of ELI's Board of Directors approved a stock option exchange program pursuant to which employees of ELI holding outstanding options with an exercise price in excess of $15.50 had the right to exchange all or half of their options for a lesser number of new options with an exercise price of $8.75. A calculation was prepared using the Black Scholes option pricing model to determine the exchange rate for each eligible grant in order to keep the fair value of options exchanged equal to the fair value of the options reissued. The repriced options maintain the same vesting and expiration terms. This stock option exchange program had no impact on reported earnings and resulted in a net reduction in shares subject to option of 546,000.

     Both ELI and the Company repriced these employee stock options in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. No compensation costs have been recognized in the financial statements as the exercise price was equal to the market value of the stock at the date of repricing.

                        Management Equity Incentive Plan
                        --------------------------------
     Under the MEIP, awards of the Company's Common Stock may be granted to eligible officers, management employees and non-management exempt employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. The MEIP is administered by the Compensation Committee of the Board of Directors.

     The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% (12,957,000 as of December 31, 1998) of the Company's common stock outstanding. No awards will be granted more than 10 years after the effective date (June 22, 1990) of the MEIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

     Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

     The following is a summary of share activity subject to option under the MEIP adjusted for subsequent stock dividends.

                                                         Shares            Weighted
                                                       Subject to       Average Option
                                                         Option        Price Per Share
                                                     -------------     ---------------
Balance at January 1, 1996                              8,714,000           $ 12.37
    Options granted                                     3,084,000             10.54
    Options exercised                                    (392,000)             6.66
    Options canceled or lapsed                           (606,000)            11.23
                                                     --------------
Balance at December 31, 1996                           10,800,000             11.02
    Options granted                                     1,641,000              8.53
    Options exercised                                    (106,000)            10.81
    Options canceled or lapsed                           (631,000)            11.03
                                                     --------------
Balance at December 31, 1997                           11,704,000             10.72
    Options granted                                     1,869,000              7.75
    Options exercised                                     (29,000)            10.56
    Options canceled, forfeited or lapsed              (4,109,000)            11.09
                                                     --------------
Balance at December 31, 1998                            9,435,000             $9.91
                                                     ==============

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     As a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 3,801,000 options were eligible for exchange, of which 3,554,000 options were cancelled in exchange for 1,869,000 new options with an exercise price of $7.75.

     The following table summarizes information about shares subject to options under the MEIP at December 31, 1998.

                                Options Outstanding                                         Options Exercisable
---------------------------------------------------------------------------------    ---------------------------------
                                                                 Weighted Average                          Weighted
      Number             Range of          Weighted Average         Remaining           Number              Average
    Outstanding      Exercise Prices        Exercise Price        Life in Years      Exercisable        Exercise Price
    ------------     ---------------       ----------------      ----------------    -----------        --------------
           14,000       $  4 -  5              $   4                    6                  14,000          $   4
        2,615,000          7 -  8                  8                    5               1,960,000              8
        1,636,000          8 - 10                  9                    9                 617,000              9
        2,264,000         10 - 11                 11                    6               1,678,000             11
        2,343,000         11 - 14                 12                    4               2,338,000             12
          563,000         14 - 15                 14                    5                 563,000             14
  ----------------                                                                   -------------
        9,435,000       $  4 - 15               $ 10                    6               7,170,000           $ 10
  ================                                                                   =============

     The weighted average fair value of options granted during 1998, 1997 and 1996 were $2.27, $4.23 and $4.61, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:
                                 1998          1997          1996
                                -----        ------        -------
Dividend yield                    -             -             -
Expected volatility                26%           32%           20%
Risk-free interest rate          4.43%         6.13%         5.63%
Expected life                  4 years       7 years       7 years

     During 1996, the Company granted 566,694 shares (adjusted for subsequent stock dividends) of restricted stock awards to key employees in the form of the Company's Common Stock. None of the restricted stock may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse in January 2001. At December 31, 1998, 559,974 shares (adjusted for subsequent stock dividends) of restricted stock were outstanding.

     Compensation expense of $1,288,000, $1,302,000 and $1,125,000 for the years ended December 31, 1998, 1997 and 1996, respectively, has been recorded in connection with these grants.

                              Equity Incentive Plan
                              ---------------------
     In May 1996, the shareholders of the Company approved the EIP. Under the EIP, awards of the Company's Common Stock may be granted to eligible officers, management employees and non-management employees of the Company and its subsidiaries in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. The EIP is administered by the Compensation Committee of the Board of Directors.

     The maximum number of shares of common stock which may be issued pursuant to awards at any time is 12,858,000 shares, which has been adjusted for subsequent stock dividends. No awards will be granted more than 10 years after the effective date (May 23, 1996) of the EIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

     Under the terms of the EIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     The following is a summary of share activity subject to option under the EIP adjusted for subsequent stock dividends.

                                                                          Shares         Weighted Average
                                                                        Subject to       Option Price Per
                                                                          Option               Share
                                                                      -------------     ------------------
Balance at January 1, 1997                                                 -                   $   -
    Options granted                                                     2,197,000                8.55
    Options canceled or lapsed                                             (3,000)               8.53
                                                                      -------------
Balance at December 31, 1997                                            2,194,000                8.55
    Options granted                                                     4,683,000                9.34
    Options canceled, forfeited or lapsed                              (2,745,000)              10.14
                                                                      -------------
Balance at December 31, 1998                                            4,132,000              $ 8.51
                                                                      =============

     As a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 2,453,000 options were eligible for exchange, of which 2,123,000 options were cancelled in exchange for 1,606,000 new options with an exercise price of $7.75.

     The following table summarizes information about shares subject to options under the EIP at December 31, 1998.

                               Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------     --------------------------------
                                                           Weighted Average
    Number           Range of        Weighted Average         Remaining           Number      Weighted Average
  Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
---------------- ---------------     ----------------      ----------------    -----------    -----------------
      1,602,000     $  7 -  8           $   8                     9                   5,000        $  8
      1,758,000        8 -  9               9                     9                 617,000           9
        171,000        9 - 10               9                     9                   3,000           9
        601,000       10 - 11              10                     9                  22,000          10
----------------                                                               -------------
      4,132,000     $  7 - 11            $  9                     9                 647,000        $  9
================                                                               =============

     The weighted average fair value of options granted during 1998 and 1997 was $3.54 and $4.25, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997:

                                     1998          1997
                             ------------- -------------
Dividend yield                          -             -
Expected volatility                   26%           32%
Risk-free interest rate             5.15%         6.14%
Expected life                     6 years       7 years

     During 1998 and 1997, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock. The number of shares issued as restricted stock awards during 1998 and 1997 were 464,409 and 23,018, respectively (adjusted for subsequent stock dividends). The 1998 awards were issued to retain certain key employees. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are both time and performance based. At December 31, 1998, 487,428 shares (adjusted for subsequent stock dividends) of restricted stock were outstanding.

     Compensation expense of $808,000 and $27,000 for the years ended December 31, 1998 and 1997, respectively, has been recorded in connection with these grants.

                 Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                          Employee Stock Purchase Plan
                          ----------------------------
     The Company's ESPP was approved by shareholders on June 12, 1992 and amended on May 22, 1997. Under the ESPP, eligible employees of the Company and its subsidiaries have the right to subscribe to purchase shares of Common Stock at the lesser of 85% of the mean between the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of the Company's capital stock. As of December 31, 1998, there were 6,407,195 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ESPP is administered by the 1992 Employee Stock Purchase Plan Committee of the Board of Directors. As of December 31, 1998, the number of employees enrolled and participating in the ESPP was 1,986 and the total number of shares purchased under the ESPP was 2,604,912. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with the following assumptions for subscription periods beginning in 1998, 1997 and 1996:

                                     1998          1997          1996
                             ------------- ------------- -------------
Dividend yield                          -             -             -
Expected volatility                   26%           32%           20%
Risk-free interest rate             4.91%         5.45%         5.29%
Expected life                    6 months      6 months      6 months

     The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $3.66, $3.04 and $3.47, respectively.

                        ELI Employee Stock Purchase Plan
                        --------------------------------
     The ELI ESPP was approved by shareholders on May 21, 1998. Under the ELI ESPP, eligible employees of ELI may subscribe to purchase shares of ELI Class A Common Stock at the lesser of 85% of the average of the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ELI ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of ELI. As of December 31, 1998, there were 200,000 shares of ELI Class A Common Stock reserved for issuance under the ELI ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ELI ESPP is administered by the Compensation Committee of ELI's Board of Directors. As of December 31, 1998, the number of employees enrolled and participating in the ELI ESPP was 468 and the total number of shares purchased under the ELI ESPP was 119,345. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with the following assumptions for subscription periods beginning in 1998:

                                     1998
                                    -----
Dividend yield                          -
Expected volatility                   71%
Risk-free interest rate             4.92%
Expected life                    6 months

     The weighted average fair value of those purchase rights granted in 1998 was $3.82.

                 Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                            ELI Equity Incentive Plan
                            -------------------------
     In October 1997, the Board of Directors of ELI approved the ELI EIP. Under the ELI EIP, awards of ELI's Class A Common Stock may be granted to eligible directors, officers, management employees, non-management employees and consultants of ELI in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The ELI EIP is administered by the Compensation Committee of the ELI Board of Directors. The exercise price for such awards shall not be less than 85% or more than 110% of the average of the high and low stock prices on the date of grant. The exercise period for such awards is generally 10 years from the date of grant. ELI has reserved 4,170,600 shares for issuance under the terms of this plan.

     The following is a summary of share activity subject to option under the ELI EIP.

                                                      Shares         Weighted Average
                                                    Subject to       Option Price Per
                                                      Option               Share
                                                   -------------     -----------------
Balance at January 1, 1997                                  -          $     -
    Options granted                                   2,326,000            16.00
                                                   -------------
Balance at December 31, 1997                          2,326,000            16.00
    Options granted                                   1,654,000            10.77
    Options canceled, forfeited or lapsed            (1,649,000)           16.21
                                                   --------------
Balance at December 31, 1998                          2,331,000        $   12.14
                                                   ==============

     As a result of the stock option exchange program approved by the ELI Compensation Committee of the Board of Directors, a total of 2,212,000 options were eligible for exchange, of which 1,426,000 options were cancelled in exchange for 880,000 new options.

     The following table summarizes information about shares subject to options under the EIP at December 31, 1998.

                        Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------      -------------------------------
                                                           Weighted- Average
    Number           Range of        Weighted Average         Remaining           Number      Weighted Average
  Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
---------------- ---------------     ----------------      -----------------   -----------    ----------------
      1,261,000     $  8 -  9           $   9                     9                 268,000        $  9
         32,000        9 - 16              13                     9                  27,000          13
        963,000       16 - 17              16                     9                 320,000          16
         75,000       17 - 20              19                     9                       -           -
----------------                                                               -------------
      2,331,000     $  8 - 20           $  12                     9                 615,000       $  13
================                                                               =============

     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with the following assumptions for subscription periods beginning in 1998 and 1997:

                                     1998          1997
                             ------------- -------------
Dividend yield                          -             -
Expected volatility                   71%           13%
Risk-free interest rate             5.44%         5.87%
Expected life                     6 years       7 years

     The weighted-average fair value of those options granted in 1998 and 1997 were $6.94 and $5.13, respectively.

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     In conjunction with the IPO, ELI granted 535,000 restricted stock awards to key employees in the form of Class A Common Stock. Subsequently in 1997, 15,000 shares were returned and canceled. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employee until the restrictions lapse. For 395,000 shares, restrictions lapse over one through three-year periods, including one-third of the shares when ELI achieves $100,000,000 of annual revenues, one-third of the shares when ELI achieves $125,000,000 of annual revenues, and one-third of the shares when ELI achieves $155,000,000 of annual revenues. For the remaining 125,000 shares, restrictions will lapse in January 2001 if certain performance targets are met. At December 31, 1998, 520,000 shares of this stock were outstanding, of which 131,667 shares were no longer restricted pending board approval. Compensation expense of $4,666,000 and $219,000 for the years ended December 31, 1998 and 1997, respectively, has been recorded in connection with this grant.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
     The Company's Non-Employee Directors' Deferred Fee Equity Plan (the Directors' Plan) was approved by shareholders on May 19, 1995 and subsequently amended. The Directors' Plan includes an Option Plan, a Stock Plan and a Formula Plan. Through the Option Plan, an eligible director may elect to receive up to $30,000 per annum of his or her director's fees for a period of up to five years in the form of options to purchase Company common stock, the number of such options being equal to such fees divided by 20% of the fair market value of Company common stock on the effective date of the options and are exercisable at 90% of the fair market value of Company common stock on the effective date of the options. Through the Stock Plan, an eligible director may elect to receive all or a portion of his or her director's fees in the form of Plan Units, the number of such Plan Units being equal to such fees divided by the fair market value of Company common stock on certain specified dates. The Formula Plan provides each Director of the Company options to purchase 5,000 shares of common stock on the first day of each year beginning in 1997 and continuing through 2002 regardless of whether the Director is participating in the Option Plan or Stock Plan. In addition, on September 1, 1996, options to purchase 2,500 shares of common stock were granted to each Director. The exercise price of the options are 100% of the fair market value on the date of grant and the options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In the event of termination of Directorship, a Stock Plan participant will receive the value of such Plan Units in either stock or cash or installments of cash as selected by the Participant at the time of the related Stock Plan election. As of any date, the maximum number of shares of common stock which the Plan may be obligated to deliver pursuant to the Stock Plan and the maximum number of shares of common stock which shall have been purchased by Participants pursuant to the Option Plan and which may be issued pursuant to outstanding options under the Option Plan shall not be more than one percent (1%) of the total outstanding shares of Common Stock of the Company as of such date, subject to adjustment in the event of changes in the corporate structure of the Company affecting capital stock. There were 11 directors participating in the Directors' Plan in 1998. In 1998, the total Options and Plan Units earned were 185,090 and 16,661, respectively (adjusted for subsequent stock dividends). In 1997, the total Options and Plan Units earned were 188,838 and 18,817, respectively (adjusted for subsequent stock dividends). In 1996, the total Options and Plan Units earned were 160,151 and 15,585, respectively (adjusted for subsequent stock dividends). At December 31, 1998, 525,422 options were exercisable at a weighted average exercise price of $9.98.

(10) 1997 Charges to Earnings:
     -------------------------
     In 1996 and early 1997, the Company had been pursuing an aggressive growth strategy to take advantage of opportunities in the emerging communications marketplace. This strategy included the initiation and expansion of long distance services which, in combination with other enhanced service offerings, would enable the Company to offer an integrated package of products and services.

     Late in 1996, the Company began the transition of its long distance network, primarily to fixed cost leases, in order to achieve the lowest cost of providing long distance service. In addition, the Company initiated a brand recognition program to support the sales and marketing initiatives designed to increase the Company's market share. The increase in revenues resulting from this growth strategy, though significant, did not offset the resulting increase in incremental expenses from the branding, sales, and marketing initiatives. As a result, the Company's long distance service operations generated unexpected losses during the first half of 1997 which had an adverse impact on the Company's earnings and cash flow. During the second quarter 1997, management re-evaluated this growth strategy in light of this continuing impact on earnings and cash flow.

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     In connection with the re-evaluation of the Company's communications growth strategy, as well as a review of its employee benefit plans to determine if such plans were  competitive  with those provided in the industry,  several public utility commission orders requiring the Company to record charges to earnings,  and other  charges to  earnings  related  to certain  accounting policy changes at ELI in anticipation of its initial public  offering,  the
     Company recorded approximately  $197,300,000 of charges to earnings in 1997 as follows:
                                                                                           ($ in thousands)
                                                                                           ----------------
                       Curtailment of certain long distance service operations                  $34,600
                       Benefit plan curtailments and related regulatory assets                   34,700
                       Telecommunications information systems and software                       67,400
                       Regulatory commission orders                                              47,200
                       Other                                                                     13,400
                                                                                               --------
                           Total                                                               $197,300
                                                                                               ========

 (11) Income Taxes:
      ------------
     The following is a reconciliation of the provision for income taxes at federal statutory rates to the effective rates:

                                                                          1998            1997         1996
                                                                     -----------    ------------    -----------
Consolidated tax provision at federal statutory rate                      35.0%          35.0%           35.0%
State income tax provisions, net of federal income tax benefit             1.3%           8.6%            0.5%
Allowance for funds used during construction                              (2.7%)         (4.2%)          (2.0%)
Nontaxable investment income                                              (3.3%)        (19.9%)          (1.7%)
Amortization of investment tax credits                                    (1.9%)         (7.3%)          (0.7%)
Flow through depreciation                                                  6.0%          17.6%            1.6%
All other, net                                                            (9.0%)          1.4%           (1.2%)
                                                                     -----------    ------------    -----------
                                                                          25.4%          31.2%           31.5%
                                                                     ===========    ============    ===========

     As of December 31, 1998, 1997 and 1996,  accumulated  deferred income taxes amounted to $432,299,000,  $408,310,000 and
     $334,117,000,  respectively,  and the unamortized deferred investment tax credits amounted to $10,609,000,  $12,398,000 and  $13,858,000,  respectively.  Income taxes paid during the year were  $5,434,000,  $17,765,000  and $22,525,000 for
     1998, 1997 and 1996, respectively.

     The components of the net deferred income tax liability at December 31, are as follows:

                                                                                  1998         1997           1996
                                                                             ----------     ---------      -----------
                                                                                         ($ in thousands)
Deferred income tax liabilities:
-------------------------------
     Property, plant and equipment basis differences                      $     334,296  $    338,170  $       285,673
     Regulatory assets                                                           73,724        76,504           63,447
     Other, net                                                                  47,572        20,101           14,469
                                                                             -----------    ----------    -------------
                                                                                455,592       434,775          363,589
                                                                             -----------    ----------    -------------
Deferred income tax assets:
--------------------------
     Regulatory liabilities                                                       8,431         9,236           10,076
     Deferred investment tax credits                                              4,253         4,831            5,538
                                                                             -----------    ----------    -------------
                                                                                 12,684        14,067           15,614
                                                                             -----------    ----------    -------------
       Net deferred income tax liability                                  $     442,908  $    420,708  $       347,975
                                                                             ===========    ==========    =============

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     The provision for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

                                                                                    1998             1997          1996
                                                                                    ----             ----          ----
                                                                                             ($ in thousands)
Income taxes charged (credited) to the income statement:
-------------------------------------------------------
Current:
   Federal                                                                    $     (1,644)  $     13,658  $     19,775
   State                                                                               294             38        (3,256)
                                                                                 ----------     ----------    -------------
        Total current                                                               (1,350)        13,696        16,519
                                                                                 ----------     ----------    -------------
Deferred:
   Federal                                                                          23,800         (7,674)       64,895
   Investment tax credits                                                           (1,627)        (1,740)       (1,865)
   State                                                                             1,514          3,101         5,388
                                                                                 ----------     ----------    -------------
       Total deferred                                                               23,687         (6,313)       68,418
                                                                                 ----------     ----------    -------------
       Subtotal                                                                     22,337          7,383        84,937
                                                                                 ----------     ----------    -------------

Income tax benefit on dividends on convertible preferred securities:
Current:
   Federal                                                                          (3,344)        (3,344)       (3,149)
   State                                                                              (508)          (508)         (479)
                                                                                 ----------     ----------    -------------
       Subtotal                                                                     (3,852)        (3,852)       (3,628)
                                                                                 ----------     ----------    -------------
Income tax benefit on cumulative effect of change in accounting principle:
Current:
   Federal                                                                            (478)             -             -
   State                                                                                 -              -             -
                                                                                 ----------     ----------    -------------
      Subtotal                                                                        (478)             -             -
                                                                                 ----------     ----------    -------------
         Total Income taxes charged to the income statement (a)                     18,007          3,531        81,309
                                                                                 ----------     ----------    -------------

Income taxes charged (credited) to shareholders' equity:
-------------------------------------------------------
Deferred income taxes (benefits) on unrealized gains  or losses on securities
    classified as available-for-sale                                                32,792          6,718        (6,884)
Current benefit arising from stock options exercised                                   (35)          (164)         (345)
                                                                                 ----------     ----------    -------------
         Income taxes charged (credited) to shareholders' equity (b)                32,757          6,554        (7,229)
                                                                                 ----------     ----------    -------------
Total income taxes: (a) plus (b)                                              $     50,764   $     10,085  $     74,080
                                                                                 ==========     ==========    =============

     The Company's alternative minimum tax credit as of December 31, 1998 is $74,200,000, which can be carried forward indefinitely to reduce future regular tax liability. The Company's tax net operating loss carry forward as of December 31, 1998 is $45,400,000, which can be carried forward for 15 years. These benefits are included as debits against accrued income taxes.

(12) Net Income Per Common Share:
     ---------------------------
     The  reconciliation  of the net income per share calculation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                              1998                             1997                             1996
                                 -------------------------------- -------------------------------- -------------------------------
                                                           ($ in thousands, except for per share amounts)
                                                          Per                              Per                             Per
                                     Income     Shares   Share       Income     Shares    Share      Income     Shares    Share
                                     ------     ------   -----       ------     ------    -----      ------     ------    -----
       Net income per
         common share:
         Basic                       $57,060    258,879    $.22      $10,100    260,226  $ .04      $178,660     261,286   $ .68
         Effect of dilutive options        -        742       -            -        598        -          -          802      -
         Diluted                     $57,060    259,621    $.22      $10,100    260,824  $ .04      $178,660     262,088   $ .68

                   Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     All share amounts represent weighted average shares outstanding for each respective period. All per share amounts have been adjusted for subsequent stock dividends. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 6,256,720 potentially dilutive stock options at a range of $10.31 to $14.24 per share. These items were adjusted for subsequent stock dividends and were not included in the diluted net income per common share calculation for any of the above periods as their effect was antidilutive.

(13) Comprehensive Income:
     --------------------
     The Company's other comprehensive income is as follows:
                                                                               Year Ended December 31, 1998
                                                                               ----------------------------
                                                                  Before-Tax          Tax Expense/           Net-of-Tax
                                                                    Amount               Benefit               Amount
                                                                ---------------      ----------------      ----------------

      Net unrealized gains on securities:
          Net unrealized holding gains arising during
               period                                       $       56,497      $         21,627      $        34,870
          Add: Reclassification adjustment for net
               losses realized in net income                        29,167                11,165               18,002
                                                                ---------------      ----------------      ----------------
      Other comprehensive income                            $       85,664      $         32,792      $        52,872
                                                                ===============      ================      ================

(14) Segment Information:
     -------------------
     The company is a diversified communications and public services company which is segmented into communications, CLEC, gas, electric and water and wastewater services. The communications sector provides both regulated and competitive communications services to residential, business and wholesale customers. The CLEC sector is a facilities based integrated communications provider providing a broad range of communications services throughout the United States through the company's subsidiary, ELI. The electric sector provides electric transmission and distribution services to primarily residential customers. The gas sector provides natural gas transmission and distribution services to primarily residential customers. The water and wastewater sector provides water distribution, wholesale water transmission, wastewater treatment, public works consulting, and marketing and billing services to residential customers.

     Special items charged against revenues represent the revenue portion of the 1997 charges to earnings (see Note 10). Special items charged against operating income represent the 1998 Y2K costs and separation costs, and the 1997 charges to earnings. Sector EBITDA consists of sector operating income plus depreciation. Special items charged against sector EBITDA include Y2K costs and separation costs. Consolidated EBITDA represents the aggregate sector EBITDA plus investment and other income less special items which include 1998 Y2K and separation costs, the 1998 HTCC investment write off, the 1997 non operating gain on sale of subsidiary stock and the 1997 charges to earnings. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be compared to similarly titled measures of other companies.

                   Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                                                                    Year Ended December 31,
                                                              1998              1997             1996
                                                       ----------------- ------------- -----------------
                                                                      ($ in thousands)
Communications:
--------------
   Revenues excluding special items                   $      867,446   $     840,329          763,459
   Inter-sector  revenues                                    (32,407)        (23,573)         (11,250)
   Revenues as reported                                      835,039         802,589          752,209
   Operating income excluding special items                  164,821         140,143          231,823
   Operating income as reported                              157,567          (2,580)         231,823
   Depreciation                                              181,656         175,363          148,022
   EBITDA excluding special items                            346,477         315,506          379,845
   EBITDA                                                    339,223         172,783          379,845
   Capital expenditures, net                                 201,453         263,011          184,041
   Total sector assets                                     2,434,183       2,379,936        2,206,092

CLEC:
----
   Revenues                                           $      100,880   $      61,084    $      35,417
   Inter-sector  revenues                                     (3,061)         (3,341)          (1,319)
   Revenues as reported                                       97,819          57,743           34,098
   Operating loss excluding special items                    (75,647)        (37,436)         (25,286)
   Operating loss as reported                                (75,923)        (48,201)         (25,286)
   Depreciation                                               17,002          11,167            5,549
   EBITDA excluding special items                            (58,645)        (26,269)         (19,737)
   EBITDA                                                    (58,921)        (37,034)         (19,737)
   Capital expenditures, net                                 200,000         124,549           41,607
   Total sector assets                                       532,309         359,962          206,290

Public Services:
---------------
   Gas:
   ---
     Revenues                                         $      325,423   $     252,098    $     239,619
     Operating income excluding special items                 43,757          41,907           33,756
     Operating income as reported                             42,225          29,200           33,756
     Depreciation                                             24,084          15,587           10,953
     EBITDA excluding special items                           67,841          57,494           44,709
     EBITDA                                                   66,309          44,787           44,709
     Capital expenditures, net                                45,768          47,880           27,691
     Total sector assets                                     554,028         530,696          381,740

   Electric:
   --------
     Revenues excluding special items                 $      190,307   $     198,070    $     192,297
     Revenues as reported                                    190,307         191,470          192,297
     Operating income excluding special items                 27,746          35,777           24,805
     Operating income as reported                             27,093          13,723           24,805
     Depreciation                                             22,733          22,195           18,718
     EBITDA excluding special items                           50,479          57,972           43,523
     EBITDA                                                   49,826          35,918           43,523
     Capital expenditures, net                                18,895          23,544           24,591
     Total sector assets                                     479,210         492,926          482,194


                   Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

   Water and Wastewater:
   --------------------
     Revenues                                         $      93,784    $      89,719    $      88,294
     Operating income excluding special items                28,140           26,541           30,588
     Operating income as reported                            27,207           23,700           30,588
     Depreciation                                            12,369           11,500           10,491
     EBITDA excluding special items                          40,509           38,041           41,079
     EBITDA                                                  39,576           35,200           41,079
     Capital expenditures, net                               30,793           32,171           21,048
     Total sector assets                                    598,397          556,559          511,628

The following table is a reconciliation of certain sector items to the total consolidated amount.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                             1998              1997             1996
                                                        ----------------- ------------- -----------------
                                                                         ($ in thousands)
Revenues
--------
Total sector revenues excluding special items         $     1,577,840   $   1,441,300  $    1,319,086
Inter-sector revenues                                         (35,468)        (26,914)        (12,569)
Charges to earnings                                                -          (20,767)              -
                                                         --------------    -----------    ------------
Consolidated reported revenues                        $     1,542,372   $   1,393,619  $    1,306,517
                                                         ==============    ===========    ============

Operating income
----------------
Total sector operating income excluding special
   items                                              $       188,817  $      206,932   $     295,686
Y2K costs and separation costs                                (10,648)              -               -
Charges to earnings                                                 -        (191,090)              -
                                                         -------------    -------------    ------------
Consolidated reported operating income                $       178,169  $       15,842   $     295,686
                                                         =============    =============    ============

EBITDA
------
Total sector EBITDA excluding special items           $       446,661  $       442,744  $     489,419
Investment and other income                                    39,884           42,287         66,455
Minority interest                                              14,032              645              -
HTCC investment write off                                     (31,905)               -              -
Y2K costs and separation costs                                (10,648)               -              -
Charges to earnings                                                 -         (195,576)             -
Non operating gain on sale of subsidiary stock                      -           78,734              -
                                                         -------------    -------------    ------------
Consolidated EBITDA                                   $       458,024  $       368,834  $     555,874
                                                         =============    =============    ============

Capital expenditures
--------------------
Total sector capital expenditures                     $       496,909  $       491,155  $     298,978
General capital expenditures                                   25,123           33,334         18,785
                                                         -------------    -------------    ------------
Consolidated reported capital expenditures            $       522,032  $       524,489  $     317,763
                                                         =============    =============    ============

Assets
------
Total sector assets                                   $     4,598,127  $     4,320,079  $   3,787,944
General assets                                                694,805          552,773        735,204
                                                         -------------    -------------    ------------
Consolidated reported assets                          $     5,292,932  $     4,872,852  $   4,523,148
                                                         =============    =============    ============

                 Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

(15) Quarterly Financial Data (unaudited):
     ------------------------------------                                                         Net Income Per Common
                                                                                                  ---------------------
                                                                                                          Share
                                                                                                          -----
                                                           Revenues          Net Income           Basic         Dilutive
                                                           --------          ----------           -----         --------
               1998                                             ($ in thousands)
               ----
               First quarter                               $403,863             $26,779           $.10            $.10
               Second quarter                               366,347              14,462            .06             .06
               Third quarter                                378,279              14,461            .06             .06
               Fourth quarter                               393,883               1,358            .01             .01

                                                                                                Net Income (Loss) Per
                                                                                                ---------------------
                                                                                                     Common Share
                                                                              Net Income             ------------
                                                           Revenues             (Loss)           Basic         Dilutive
                                                           --------           ----------         -----         --------
               1997                                              ($ in thousands)
               ----
               First quarter                               $375,091          $   30,584         $  .12          $  .12
               Second quarter                               308,857            (123,175)          (.47)           (.47)
               Third quarter                                338,803              23,507            .09             .09
               Fourth quarter                               370,868              79,184            .31             .31

     First quarter 1998 results include approximately $2,334,000 after tax cumulative effect of change in accounting principle, net of related minority interest (see Note 1(n)). Fourth quarter 1998 results include an approximate $19,700,000 after tax write-off of the HTCC investment (see
     Note 4).

     Second quarter 1997 results include approximately $135,164,000 after tax charges to earnings (see Note 10). Fourth quarter 1997 results include a non-operating $51,197,000 after tax gain on the sale of subsidiary stock (see Note 11).

     The quarterly net income (loss) per common share amounts are rounded to the nearest cent and are adjusted for subsequent stock dividends. Annual earnings per share may vary depending on the effect of such rounding.

(16) Supplemental Cash Flow Information:
     ----------------------------------
     The following is a schedule of net cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996:

                                                                                      1998        1997          1996
                                                                                      ----        ----          ----
                                                                                               ($ in thousands)
Net income                                                                   $      57,060  $    10,100    $   178,660
Adjustments to reconcile net income to net cash provided by
      operating activities:
   Depreciation expense                                                            257,844      235,812        193,733
   Non cash charges to earnings                                                          -      153,348              -
   Non cash HTCC investment write off                                               31,905            -              -
   Cumulative effect of change in accounting principle                               3,394            -              -
   Gain on sale of subsidiary stock                                                      -      (78,734)             -
   Centennial non cash investment income                                                 -            -         (9,043)
   Allowance for equity funds used during construction                              (5,311)      (6,881)        (8,704)
   Deferred income tax and investment tax credit                                    23,687       (6,373)        68,418
   Change in operating accounts receivable                                         (30,449)     (35,560)       (46,342)
   Change in accounts payable and other                                           (102,386)     (36,881)        35,806
   Change in accrued taxes and interest                                             18,022       (3,498)        (4,997)
   Change in other assets                                                            8,602         (901)       (32,350)
                                                                                -----------    -----------    ------------
        Net cash provided by operating activities                            $     262,368  $   230,432    $   375,181
                                                                                ===========    ===========    ============

     In conjunction with the acquisitions described in Note 3 the Company assumed debt of $13,800,000, $8,400,000 and $13,000,000 in 1998, 1997 and
     1996, respectively, at weighted average interest rates of 5.6%, 6.2% and 8.05%, respectively.

                 Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

(17) Retirement Plans:
     ----------------
                                  Pension Plan
                                  ------------
     The Company and its subsidiaries have a noncontributory pension plan covering all employees who have met certain service and age requirements. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to fund the plan's net periodic pension cost while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.

     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 1998 and 1997.

                                                                                   1998         1997
                                                                                ---------     ---------
Change in benefit obligation                                                       ($ in thousands)
----------------------------
Benefit obligation at beginning of year                                      $   208,520   $   156,442
Service cost                                                                      10,747         8,815
Interest cost                                                                     15,703        12,978
Amendments                                                                        (1,487)           55
Actuarial loss                                                                    27,941        22,194
Acquisitions                                                                       8,344        15,095
Benefits paid                                                                    (16,854)       (7,059)
                                                                                ----------    ----------
Benefit obligation at end of year                                            $   252,914   $   208,520
                                                                                ==========    ==========

                                                                                    1998          1997
                                                                                ----------    ----------
Change in plan assets                                                               ($ in thousands)
---------------------
Fair value of plan assets at beginning of year                               $   201,834   $   154,151
Actual return on plan assets                                                      24,749        25,402
Acquisitions                                                                      10,875        21,298
Employer contribution                                                             11,932         8,042
Benefits paid                                                                    (16,854)       (7,059)
                                                                                ----------    -----------
Fair value of plan assets at end of year                                     $   232,536   $   201,834
                                                                                ==========    ===========

                                                                                   1998           1997
                                                                                ----------     ---------
Prepaid benefit cost                                                               ($ in  thousands)
--------------------
Funded status                                                                $   (20,378)  $    (6,686)
Unrecognized net liability                                                           189           233
Unrecognized prior service cost                                                    3,682         5,511
Unrecognized net actuarial loss                                                   21,807         1,389
                                                                                ----------    -----------
Prepaid benefit cost                                                         $     5,300   $       447
                                                                                ==========    ===========

                                                                                  1998            1997
                                                                                ----------    -----------
Components of net periodic benefit cost                                             ($ in thousands)
---------------------------------------
Service cost                                                                 $    10,747   $     8,815
Interest cost on projected benefit obligation                                     15,703        12,978
Return on plan assets                                                            (17,241)      (13,764)
Net amortization and deferral                                                        400           865
                                                                                ----------    ----------
Net periodic benefit cost                                                    $     9,609   $     8,894
                                                                                ==========    ==========

     Assumptions used in the computation of pension costs/ year end benefit obligations were as follows:

                                                                               1998          1997
                                                                             -------       -------
Discount rate                                                               7.5%/7.0%     8.0%/7.5%
Expected long-term rate of return on plan assets                             8.25%/NA       8.5%/NA
Rate of increase in compensation levels                                     4.0%/4.0%     4.0%/4.0%

                 Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     In November 1998 the Company acquired Rhinelander Telecommunications, Inc., including its pension benefit plans. The acquisition increased the pension benefit obligation by $3,974,000 and the fair value of plan assets by $4,884,000 as of December 31, 1998.

     In June 1998, the Company acquired TGC, including its non-collectively bargained pension benefit plan. The acquisition increased the pension benefit obligation by $4,370,000 and the fair value of plan assets by $5,991,000 as of December 31, 1998.

     In October 1997, the Company acquired TGC, including its collectively bargained pension benefit plan. The acquisition increased the pension benefit obligation by $15,095,000 and the fair value of plan assets by $21,298,000 as of December 31, 1997.

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     The Company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. During 1997, in conjunction with the Company's elimination of its retiree medical and dental plans for all non-union employees who were not eligible to retire, the Company accounted for a negative plan amendment and a curtailment in accordance with SFAS 106, "Employee's Accounting for Postretirement Benefits Other than Pensions."

     The following table sets forth the plan's benefit obligations and the postretirement benefit liability recognized on the Company's balance sheets at December 31, 1998 and 1997:

                                                                                    1998          1997
                                                                                ---------     ---------
Change in benefit obligation                                                         ($ in thousands)
----------------------------
Benefit obligation at beginning of year                                      $    49,110   $    49,915
Service cost                                                                         980         1,513
Interest cost                                                                      3,523         3,878
Plan participants' contributions                                                     596           335
Amendments                                                                        (4,734)       (8,024)
Actuarial loss                                                                     4,503         2,645
Acquisitions                                                                         651           259
Benefits paid                                                                     (2,646)       (1,411)
                                                                                ----------    ----------
Benefit obligation at end of year                                            $    51,983   $    49,110
                                                                                ==========    ==========

                                                                                   1998           1997
                                                                                ----------    ---------
Change in plan assets                                                               ($ in thousands)
---------------------
Fair value of plan assets at beginning of year                               $     6,661   $     3,156
Actual return on plan assets                                                         677           155
Acquisition                                                                            -             -
Employer contribution                                                             11,372         3,350
                                                                                ----------    -----------
Fair value of plan assets at end of year                                     $    18,710   $     6,661
                                                                                ==========    ===========

                                                                                  1998            1997
                                                                                ----------    -----------
Accrued benefit cost                                                                 ($ in thousands)
--------------------
Funded status                                                                $   (33,273)  $   (42,449)
Unrecognized transition obligation                                                   386         2,494
Unrecognized prior service cost                                                        -             -
Accrued benefit cost                                                              (7,562)      (12,913)
                                                                                ----------    ----------
Net periodic benefit cost                                                    $   (40,449)  $   (52,868)
                                                                                ==========    ==========

                                                                                   1998          1997
                                                                                ---------     ----------
Components of net periodic postretirement benefit costs                             ($ in thousands)
-------------------------------------------------------
Service cost                                                                 $       980   $     1,513
Interest cost on projected benefit obligation                                      3,523         3,878
Return on plan assets                                                               (549)         (268)
Net amortization and deferral                                                       (947)          243
Curtailment (gain) charge                                                         (2,003)        8,814
                                                                                ----------    ----------
Net periodic postretirement benefit cost                                     $     1,004   $    14,180
                                                                                ==========    ==========

                   Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     For purposes of measuring year end benefit obligations, the Company used the same discount rates as were used for the pension plan and a 7% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2040 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $417,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $4,854,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(376,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(4,336,000).

                              401(k) Savings Plans
                              --------------------
     The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in Company stock based on qualified employee contributions. Matching contributions were $5,795,000, $4,883,000 and $4,248,000 for 1998, 1997 and
     1996, respectively.

(18) Commitments and Contingencies:
     -----------------------------
     The Company has budgeted capital expenditures in 1999 of approximately $640,000,000 (includes $45,000,000 of non-cash capital lease additions) and certain commitments have been entered into in connection therewith.

     The Company conducts certain of its operations in leased premises and also leases certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases are as follows:

                         Year                 Amount
                 -----------------     ------------------
                                         ($ in thousands)
                        1999         $        29,393
                        2000                  28,434
                        2001                  26,620
                        2002                  20,137
                        2003                  18,077
                     thereafter               38,003
                                         ---------------
                       Total         $       160,664
                                         ===============

     Total rental expense included in the Company's results of operations for the years ended December 31, 1998, 1997 and 1996 was $31,645,000,
     $24,207,000 and $13,146,000, respectively.

     In 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. ELI served as agent for the construction of these projects and, upon completion of each project, leased the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 1998 and 1997, ELI was leasing assets with an original cost of approximately $108,541,000 and $87,426,000, respectively, under this agreement. ELI has the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.1 million annually through April 30, 2002 and, assuming exercise of the purchase option, approximately $110 million in 2002. In the event ELI chooses not to exercise this option, ELI is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. The Company has guaranteed all obligations of ELI under this operating lease. ELI has agreed to pay the Company a guarantee fee at the rate of 3.25% per annum based on the amount of the lessor's investment in the leased assets.

     In June 1998, ELI entered into a private line services agreement with a third party, which allows ELI to utilize the third party's national fiber optic network for a period of nine years. ELI has a total minimum commitment of $122 million over the term of the agreement, including $11.6 million in 1999. A portion of the network was operational as of December 31, 1998, with construction on the remainder of the network scheduled for completion in 1999.

                  Citizens Utilities Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     The Company is also a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees aggregating $55,300,000, $31,200,000 and $21,200,000 for 1999, 2000, and 2001, respectively.

     Under various contracts the Company purchases capacity and associated energy and water from various electric energy, natural gas and water suppliers. Some of these contracts obligate the Company to pay certain capacity costs whether or not energy or water purchases are made. These contracts are intended to complement the other components in the Company's power and water supply to achieve the most economic supply mix reasonably available. The capacity costs for which the Company is obligated are associated with energy and water purchases that approximate 40% of the Company's total annual energy and water costs for 1998. The Company expects this percentage to be no less in future years. At December 31, 1998, the estimated future payments for capacity, energy and water that the Company is obligated to buy under these contracts are as follows:

                     Year                 Amount
              -----------------     ------------------
                                      ($ in thousands)
                     1999         $         107,095
                     2000                    95,744
                     2001                    93,372
                     2002                    82,218
                     2003                    63,175
                  thereafter                539,349
                                        ---------------
                     Total         $        980,953
                                        ===============

     The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including the Company, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 1998, the Company's obligation under the agreement is approximately 10% of the total contract. The two largest participants in the VJO represent approximately 46% and 37% of the total contract, respectively. During 1998, these two major participants have each experienced regulatory disallowances that have resulted in credit rating downgrades and stock price declines. Both of these participants are in the process of appealing the regulatory disallowances; however, both companies have stated that an unfavorable ruling could jeopardize their ability to continue as going concerns. If either or both of these companies default on their obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including the Company, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on the financial results of the Company's Vermont Electric Division and on the Company as a whole.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, after considering insurance coverages, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.