Form 10-Q
period 1999-03-31
CITIZENS UTILITIES CO
filed 1999-05-14
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                                 --------------
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from _________to__________

                        Commission file number 001-11001


                               CITIZENS UTILITIES COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         06-0619596
 -------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


      3 High Ridge Park
        P.O. Box 3801
     Stamford, Connecticut                                  06905
--------------------------------------      ------------------------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code     (203)614-5600
                                                     ---------------------------



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

                                    Yes X No


The number of shares outstanding of the registrant's class of common stock as of April 30, 1999 were 259,927,599.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information

    Consolidated Balance Sheets at March 31, 1999 and December 31, 1998                                   2

    Consolidated Statements of Income and Comprehensive Income (Loss)
       for the Three Months Ended March 31, 1999 and 1998                                                 3

    Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 1999 and 1998                                                                            4

    Notes to Consolidated Financial Statements                                                            5

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                             10

    Quantitative and Qualitative Disclosures about Market Risk                                           21

Part II.  Other Information

    Legal Proceedings                                                                                    22

    Exhibits and Reports on Form 8-K                                                                     23

    Signatures                                                                                           24


                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31, 1999     December 31, 1998
                                                                                --------------     -----------------
ASSETS
------
Current assets:
     Cash                                                                     $         21,650    $       31,922
     Accounts receivable, net                                                          287,885           318,378
     Other                                                                              56,215            63,741
                                                                                 --------------     -------------
        Total current assets                                                           365,750           414,041
                                                                                 --------------     -------------

Property, plant and equipment                                                        6,062,069         5,947,353
Less accumulated depreciation                                                        1,978,723         1,898,730
                                                                                 --------------     -------------
         Net property, plant and equipment                                           4,083,346         4,048,623
                                                                                 --------------     -------------

Investments                                                                            430,354           414,761
Regulatory assets                                                                      206,920           204,703
Deferred debits and other assets                                                       227,083           210,804
                                                                                 --------------     -------------
                     Total assets                                             $      5,313,453    $    5,292,932
                                                                                 ==============     =============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
      Long-term debt due within one year                                      $          9,310    $        8,930
      Short-term debt                                                                        -           110,000
      Accounts payable and current liabilities                                         437,785           388,801
                                                                                 --------------     -------------
          Total current liabilities                                                    447,095           507,731

Deferred income taxes                                                                  416,266           442,908
Customer advances for construction and
       contributions in aid of construction                                            289,698           302,294
Deferred credits and other liabilities                                                 107,520            96,827
Regulatory liabilities                                                                  18,669            19,120
Long-term debt                                                                       1,972,390         1,900,246
                                                                                 --------------    --------------
           Total liabilities                                                         3,251,638         3,269,126
                                                                                 --------------    --------------

Company Obligated Mandatorily Redeemable
       Convertible Preferred Securities  *                                             201,250           201,250
Minority interest in subsidiary                                                         24,113            29,785
Shareholders' equity:
       Common stock issued, $.25 par value                                              64,872            64,787
       Additional paid-in capital                                                    1,557,278         1,554,188
       Retained earnings                                                               171,728           117,104
       Accumulated other comprehensive income                                           42,574            56,692
              Total shareholders' equity                                             1,836,452         1,792,771
                                                                                 --------------    --------------
                 Total liabilities and shareholders' equity                   $      5,313,453    $    5,292,932
                                                                                 ==============    ==============


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership substantially all the assets of which are convertible debentures of the Company.

   The accompanying Notes are an integral part of these Financial Statements.


                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (In thousands, except per-share amounts)


                                                                                            1999            1998
                                                                                         ------------    ------------

Revenues                                                                              $     437,514   $      403,863
                                                                                         ------------    ------------
Operating Expenses:
     Cost of services                                                                       107,682          108,032
     Depreciation                                                                            75,641           63,597
     Other operating expenses                                                               217,868          175,956
                                                                                         ------------    ------------
      Total operating expenses                                                              401,191          347,585
                                                                                         ------------    ------------

Income from operations                                                                       36,323           56,278

Other income, net                                                                            75,192           10,638
Minority interest                                                                             5,993            2,084
Interest expense                                                                             29,813           26,806
                                                                                         ------------    ------------
      Income before income taxes, dividend on convertible preferred securities
         and cumulative effect of change in accounting principle                             87,695           42,194

Income taxes                                                                                 31,518           11,529
                                                                                         ------------    ------------
      Income before dividend on convertible preferred securities and cumulative
         effect of change in accounting principle                                            56,177           30,665

Dividend on convertible preferred securities, net of income tax benefit                       1,552            1,552
                                                                                         ------------    ------------
      Income before cumulative effect of change in accounting principle                      54,625           29,113

Cumulative effect of change in accounting principle, net of income tax benefit
      and related minority interest                                                               -            2,334
                                                                                         ------------    ------------

      Net Income                                                                             54,625           26,779

Other comprehensive income (loss), net of tax and reclassification adjustment               (14,118)           5,970
                                                                                         ------------    ------------

      Total Comprehensive Income                                                      $      40,507   $       32,749
                                                                                         ============    ============

Net income per common  share  before  cumulative  effect of change in accounting principle:
     Basic                                                                            $          .21  $          .11  *
     Diluted                                                                          $          .21  $          .11  *

Net income per common share:
     Basic                                                                            $          .21  $          .10  *
     Diluted                                                                          $          .21  $          .10  *

Dividend rate declared on common stock                                                             -             .75%
                                                                                         ============    ============

*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)




                                                                                        1999                1998
                                                                                   ----------------    ----------------

Net cash provided by operating activities                                       $        213,517    $          81,438
                                                                                   ----------------    ----------------

Cash flows from investing activities:
     Construction expenditures                                                          (184,594)            (120,243)
     Securities purchased                                                               (394,037)            (229,497)
     Securities sold                                                                     398,463              184,234
     Other                                                                                  (287)                 129
                                                                                   ----------------    ---------------
Net cash provided from investing activities                                             (180,455)            (165,377)
                                                                                   ----------------    ---------------

Cash flows from financing activities:
     Short-term debt repayments                                                         (110,000)                   -
     Long-term debt borrowings                                                            68,686               94,261
     Long-term debt principal payments                                                    (2,028)              (2,797)
     Issuance of common stock                                                                  8                2,695
                                                                                   ----------------    ---------------
Net cash provided from financing activities                                              (43,334)              94,159
                                                                                   ----------------    ---------------

Increase (decrease) in cash                                                              (10,272)              10,220
Cash at January 1,                                                                        31,922               35,163
                                                                                   ----------------    ---------------
Cash at March 31,                                                               $         21,650    $          45,383
                                                                                   ================    ================












The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)   Summary of Significant Accounting Policies:
      ------------------------------------------
     (a) Basis of Presentation:
         The unaudited consolidated financial statements include the accounts of Citizens Utilities Company and its subsidiaries (the Company) and have been prepared in conformity with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

     (b) Regulatory Assets and Liabilities:
         The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

     (c) Net Income Per Common Share:
         Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. In 1998, both Basic and Diluted net income per common share calculations are presented with adjustments for subsequent stock dividends.

     (d) Change in Accounting Principles:
         In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. Certain third party direct costs incurred by Electric Lightwave, Inc. (ELI) in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years and were being amortized over five years. The Company adopted SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of income and comprehensive income (loss) for the first quarter 1998, net of income tax benefit of $577,000 and related minority interest of $483,000.

(2) Separation:
    ----------
      On May  18,  1998,  the  Company  announced  its  plans  to  separate  its communications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to transfer to NewTelecom all of its communications businesses, including its approximate 83% ownership interest in ELI. This Separation is subject to federal and state regulatory approvals and is expected to be carried out through a distribution of the stock of NewTelecom to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and provide natural gas transmission and distribution, electric distribution, water distribution and wastewater treatment services. This Separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company filed a request with the Internal Revenue Service for a private letter ruling that the transaction will not be subject to federal income tax. The Company has received, to date, the necessary approvals to proceed with its Separation plans from eleven of the fourteen substantive state regulatory agencies. An application with the Federal Communications Commission for the transfer of certain licenses and filings with the Securities and Exchange Commission will also be made during the Separation process. The transaction is expected to be completed in the second half of 1999.

     Although the Company continues to pursue its Separation plans, the increased opportunities that have recently become available to acquire communications properties which fit within the Company's acquisition criteria and long-term planning require it to consider the possible advantages of other transactions, besides Separation, to enhance securityholder value. Therefore the Company is continuing to investigate and review opportunities for the acquisition of new communications properties and the sale or other disposition of public services properties.

(3)  Net Income Per Common Share:
     ---------------------------
     The reconciliation of the net income per share calculation for the three months ended March 31, 1999, and 1998 is as follows:

                                                1999                              1998
                                  ------------------------------    ----------------------------
                                             ($ in thousands, except for per share amounts)
                                                         Per                               Per
                                    Income     Shares    Share       Income     Shares     Share
                                    ------     ------    -----       ------     ------     -----
   Net income per common share:
     Basic                         $ 54,625    259,517  $  .21       $26,779    258,890   $ .10
     Effect of dilutive options           -        651       -             -        564       -
     Diluted                       $ 54,625    260,168  $  .21       $26,779    259,454   $ .10

     All share amounts represent weighted average shares outstanding for each respective period. 1998 per share amounts have been adjusted for subsequent stock dividends. In November 1998, the Board of Directors concluded that after the payment of the December 1998 stock dividend the Company should discontinue the payment of stock dividends at least through the separation. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 10,345,930 potentially dilutive stock options at a range of $8.22 to $14.24 per share. These items were adjusted for subsequent stock dividends and were not included in the diluted net income per common share calculation for any of the above periods as their effect was antidilutive.

(4) Sale of Investments:
    -------------------
     In January 1999, Centennial Cellular Corp. (Centennial) was merged with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, the Company was required to convert the preferred stock into approximately 2,972,000 shares of Class B Common Stock. The Company received approximately $205,600,000 in cash for all of its Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock. The Company recorded a pre-tax gain of approximately $69,500,000 on this transaction in January 1999 which is included in other income, net.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In March 1999, Adelphia Communication Corporation (Adelphia) and Century Communications Corp. (Century) announced the signing of a definitive agreement for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the merger agreement, each Century Class A Common Share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $55.61 per Century Class A Common Share based on Adelphia's May 10, 1999 closing price of $75 7/8). This transaction is expected to close during the fourth quarter of 1999.

     A subsidiary of the Company, in a joint venture with a subsidiary of Century, acquired and operates four cable television systems in southern California serving over 90,000 basic subscribers. The Company accounts for the joint venture following the equity method of accounting. It is expected that these properties will become part of a larger partnership with Tele-Communications, Inc., a cable operator in California, and Century. Upon formation of the partnership, the Company will own 5.5% of this partnership, which will serve approximately 772,000 customers in the Los Angeles basin. Upon consummation of the Adelphia/Century merger, the Company expects to sell to Adelphia its interest in the joint venture properties (or its interest in the partnership if the joint venture properties are transferred to the partnership before the Adelphia/Century merger).

(5)  Segment Information:
     -------------------
     The company is a diversified communications and public services company which is segmented into communications, CLEC, gas, electric and water and wastewater services. The communications sector provides both regulated and competitive communications services to residential, business and wholesale customers. The CLEC sector is a facilities based integrated communications provider providing a broad range of communications services throughout the United States through the Company's subsidiary, ELI. The gas sector provides gas transmission and distribution services to primarily residential customers. The electric sector provides electric transmission and distribution services to primarily residential customers. The water and wastewater sector provides water distribution, wholesale water transmission, wastewater treatment, public works consulting, and marketing and billing services to primarily residential customers.

     Special items charged against operating income represent 1999 and 1998 Y2K and separation costs (see Note 2). Sector EBITDA consists of sector operating income plus depreciation. Special items included in sector EBITDA are Y2K and separation costs. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be compared to similarly titled measures of other companies.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    March 31,
                                                                    --------
                                                             1999              1998
                                                        -------------------------------
                                                                ($ in thousands)
Communications:
--------------
   Revenues                                           $     237,885    $     213,161
   Inter-sector  revenues                                   (10,653)          (7,803)
   Revenues as reported                                     227,232          205,358
   Operating income excluding special items                  41,078           38,322
   Operating income as reported                              37,308           38,048
   Depreciation                                              54,891           45,155
   EBITDA excluding special items                            95,969           83,477
   EBITDA                                                    92,199           83,203

CLEC:
----
   Revenues                                           $      38,216    $      20,057
   Inter-sector  revenues                                      (698)            (875)
   Revenues as reported                                      37,518           19,182
   Operating loss excluding special items                   (29,545)         (14,230)
   Operating loss as reported                               (30,176)         (14,230)
   Depreciation                                               6,994            3,884
   EBITDA excluding special items                           (22,551)         (10,346)
   EBITDA                                                   (23,182)         (10,346)

Public Services:
---------------
   Gas:
   ---
     Revenues                                         $     103,956    $     111,583
     Operating income excluding special items                19,673           21,904
     Operating income as reported                            18,836           21,842
     Depreciation                                             4,280            5,507
     EBITDA excluding special items                          23,953           27,411
     EBITDA                                                  23,116           27,349

   Electric:
   --------
     Revenues                                         $      46,074    $      47,274
     Operating income excluding special items                 6,257            6,579
     Operating income as reported                             6,254            6,553
     Depreciation                                             5,981            5,867
     EBITDA excluding special items                          12,238           12,446
     EBITDA                                                  12,235           12,420

   Water and Wastewater:
   --------------------
     Revenues                                         $      22,734    $      20,466
     Operating income excluding special items                 5,279            4,103
     Operating income as reported                             4,101            4,065
     Depreciation                                             3,495            3,184
     EBITDA excluding special items                           8,774            7,287
     EBITDA                                                   7,596            7,249

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table is a reconciliation of certain sector items to the total consolidated amount.


                                                                         March 31,
                                                                         ---------
                                                                  1999             1998
                                                              ------------------------------
                                                                    ($ in thousands)
Operating income
----------------
Total sector operating income excluding special items      $     42,742       $     56,678
Y2K costs and separation costs                                   (6,419)              (400)
                                                              --------------   --------------
Consolidated reported operating income                     $     36,323       $     56,278
                                                              ==============   ==============

EBITDA
------
Total sector EBITDA excluding special items                $    118,383       $    120,275
Investment and other income                                       5,693             10,638
Gain on sale of Centennial                                       69,499                  -
Minority interest                                                 5,993              2,084
Y2K costs and separation costs                                   (6,419)              (400)
                                                              --------------   --------------
Consolidated EBITDA                                        $    193,149       $    132,597
                                                              ==============   ==============

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the economy of the Company's markets, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, weather conditions, changes in legal and regulatory policy, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones, the mix of products and services offered in the Company's target markets, Y2K issues and the effects of the separation. Readers should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report and as presented in the Company's 1998 Annual Report on Form 10-K previously filed. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

On May 18, 1998, the Company announced its plans to separate its communications businesses and public services businesses into two stand-alone publicly-traded companies. The Company intends to transfer to NewTelecom all of its communications businesses, including its approximate 83% ownership interest in ELI. This Separation is subject to federal and state regulatory approvals and is expected to be carried out through a distribution of the stock of NewTelecom to the Company's shareholders. The public services businesses will continue to operate as Citizens Utilities Company and provide natural gas transmission and distribution, electric distribution, water distribution and wastewater treatment services. This Separation is being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets.

The Company filed a request with the Internal Revenue Service for a private letter ruling that the transaction will not be subject to federal income tax. The Company has received, to date, the necessary approvals to proceed with its Separation plans from eleven of the fourteen substantive state regulatory agencies. An application with the Federal Communications Commission for the transfer of certain licenses and filings with the Securities and Exchange Commission will also be made during the Separation process. The transaction is expected to be completed in the second half of 1999.

Although the Company continues to pursue its Separation plans, the increased opportunities that have recently become available to acquire communications properties which fit within the Company's acquisition criteria and long-term planning require it to consider the possible advantages of other transactions, besides Separation, to enhance securityholder value. Therefore the Company is continuing to investigate and review opportunities for the acquisition of new communications properties and the sale or other disposition of public services properties.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


(a)  Liquidity and Capital Resources
     -------------------------------
The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. For the three months ended March 31, 1999, the Company used cash flow from operations and proceeds from net financings and parties desiring utility services to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts were used to partially fund the construction of utility plant.

The Company has committed revolving lines of credit with commercial banks under which it may borrow up to $575,000,000. There were no amounts outstanding under these lines at March 31, 1999. ELI has committed revolving lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these revolving lines of credit. As of March 31, 1999, $354,000,000 was outstanding under ELI's revolving lines of credit. In April 1999, ELI completed an offering of $325 million of five-year senior unsecured notes. The notes have an interest rate of 6.05% and mature on May 15, 2004. The Company has guaranteed all of the obligations under these unsecured notes. The proceeds from this offering were used to repay outstanding borrowings under ELI's existing revolving lines of credit.

In January 1999, Centennial Cellular Corp. (Centennial) was merged with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, the Company was required to convert the Preferred Security into approximately 2,972,000 shares of Class B Common Stock. The Company received approximately $205,600,000 in cash for all of its Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock. The Company recorded a pre-tax gain of approximately $69,500,000 on this transaction in January 1999.

In March 1999, Adelphia Communication Corporation (Adelphia) and Century Communications Corp. (Century) announced the signing of a definitive agreement for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the merger agreement, each Century Class A Common Share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $55.61 per Century Class A Common Share based on Adelphia's May 10, 1999 closing price of $75 7/8). This transaction is expected to close during the fourth quarter of 1999.

A subsidiary of the Company, in a joint venture with a subsidiary of Century, acquired and operates four cable television systems in southern California serving over 90,000 basic subscribers. The Company accounts for the joint venture following the equity method of accounting. It is expected that these properties will become part of a larger partnership with Tele-Communications, Inc., a cable operator in California, and Century. Upon formation of the partnership, the Company will own 5.5% of this partnership, which will serve approximately 772,000 customers in the Los Angeles basin. Upon consummation of the Adelphia/Century merger, the Company expects to sell to Adelphia its interest in the joint venture properties (or its interest in the partnership if the joint venture properties are transferred to the partnership before the Adelphia/Century merger).

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



In 1997, Hungarian Telephone and Cable Corp. (HTCC) disputed certain provisions of a management services agreement between the Company and HTCC and the associated management fee. In September 1998, the Company and HTCC settled this dispute. The settlement included the issuance of an $8,400,000 promissory note to the Company payable in 2004. The settlement also included the termination of the management services agreement and entering into a new seven-year consulting services agreement between the Company and HTCC with services to begin in 2004. In May 1999, in connection with HTCC's debt restructuring, the Company cancelled HTCC's $8,400,000 note obligation and the seven-year consulting services agreement in exchange for the issuance by HTCC to the Company of 1,300,000 shares of HTCC common stock and 30,000 shares of HTCC's 5% convertible preferred stock. Each share of HTCC convertible preferred stock has a liquidation value of $70 and is convertible at the option of the Company into 10 shares of HTCC common stock. To the extent the 1,300,000 HTCC common shares and the 300,000 HTCC common shares underlying the HTCC convertible preferred stock do not achieve an average market closing price of at least $7 per share during a certain period prior to March 31, 2000, HTCC has agreed to issue additional HTCC convertible preferred shares with a value equal to any such shortfall.

Impact of Year 2000
-------------------
The Y2K issue results from computer programs using a two-digit format, as opposed to four, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors. In late 1997, the Company developed a four-phase program to address the Y2K issue. The four-phase program was designed to protect the safety and continuity of the Company's service delivery and support capabilities, computer systems and other critical functions. The Company's Y2K program seeks to address problems that could arise: (1) in Information Technology (IT) areas including information systems and technologies; (2) in non-IT areas such as communications networks and switches, utility control and monitoring systems, premises, facilities and general business equipment; and (3) due to suppliers of products and services not being Y2K compliant. Phase I is inventory and identification of those systems with which the Company has exposure to Y2K issues. Phase II is the assessment and development of action plans. Phase III is the implementation of the Y2K remediation plans. Phase IV, which in some instances will run concurrent with Phase III, is the testing and validation of each remedial action to ensure compliance. This phase includes, in some cases, testing in an environment identical to, but separate from, the production environment. Each of the Company's sectors has a program office that manages the progress of the Y2K efforts. The Company has determined priorities for taking corrective actions on mission critical systems or products so as to ensure continued delivery of core business activities.

The Company is and will continue to use both internal and external resources to reprogram, replace and test software and address remediation of IT and non-IT operational assets for Y2K compliance. The Company has contracted with consulting firms to provide direction, support, methodologies, reporting standards and templates.

The following table includes information, by Phase, related to the Y2K program for both the Company's sectors. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Funding of the Y2K costs is expected to occur from operating cash flows, cash and investments and proceeds from the issuance of securities and/or other borrowings.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                                                       Expenditures
                                    Estimated                        ---------------------------------------------------
                                 Completion Dates                                       Estimated for        Total
                                    for Mission                        Actual for the    nine months     Estimated for
                                  Critical Systems                     quarter ended        ended       the year ended
                                    and Products       % Completed        3/31/99          12/31/99         12/31/99
                                    ------------       -----------        -------          --------         --------
     Communications
     --------------
     and Corporate
     -------------
        IT                                                            $  2,648,000      $ 14,544,000      $ 17,192,000
        --
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                  6/30/99              88%
         Testing                      6/30/99              16%
        Non-IT                                                             317,000         1,967,000         2,284,000
        ------
         Inventory                   Completed             100%
         Assessment                   5/31/99              96%
         Remediation                  6/30/99              84%
         Testing                      6/30/99              16%

     Public Services
     ---------------
        IT                                                               1,658,000         1,256,000         2,914,000
        --
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                 Completed             100%
         Testing                      5/31/99              70%
        Non-IT                                                             764,000         4,500,000         5,264,000
        ------
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                  5/31/99              96%
         Testing                      6/30/99              56%
                                                                       ---------------- ---------------- ----------------
     Total                                                           $   5,387,000      $ 22,267,000     $  27,654,000
                                                                       ================ ================ ================

Certain state regulator commissions, where the Company operates, have issued orders allowing the deferral of Y2K costs for consideration in future rate proceedings. In accordance with these orders the Company deferred $935,000 in 1999.

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

The Company's communications businesses rely, directly and/or indirectly, on a large number of traffic carriers to carry communications traffic through a series of interconnected chains of communications. Therefore, despite its efforts, the Company cannot ensure that each entity involved in the delivery of communications services will be Y2K compliant. In an effort to address third party compliance issues, the Company's communications sector has initiated testing activities with one of its major suppliers.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



The electric power-supply systems of North America are connected into four major interconnections called grids. Operational component failures of any entity connected to any of the grids could cause failures in that grid. The Company continues to assess these risks as the millennium approaches to evaluate the likelihood of failures and develop approaches for mitigating the risk of failures. In addition, the Company participates in trade associations such as the Electric Power Research Institute (EPRI) and the American Gas Association
(AGA), which furthers the industry's efforts toward Y2K readiness. The Company uses these organizations' Y2K programs' vast resources to accelerate its Y2K program for embedded systems. They also provide a forum for working within the industry peer group whereby joint conclusions may be reached on other key aspects of Y2K readiness. EPRI's Y2K program participants represent more than 70% of the electric power generation capacity in the U.S. AGA represents 181 natural gas utilities that deliver gas to homes and businesses in all fifty states.

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

Other Information Systems Initiatives
-------------------------------------
The Company also has information systems initiatives in process which are not the result of the Y2K initiative. These include implementation of an enterprise-wide financial system and the development of technology to bring the Company into full compliance with the Communications Act of 1996 Interconnection Order. For these two projects, the Company expects to incur at least $14,600,000 in costs over the next nine months. The Company will be required to expense a portion of the cost of these projects under generally accepted accounting principles. For the three months ended March 31, 1999, the Company incurred approximately $2,900,000 in total costs in connection with these projects, of which approximately $640,000 has been expensed.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



(b)  Results of Operations
     ---------------------
                                    REVENUES
                                    --------

Total revenues for the three months ended March 31, 1999 increased $33.7 million, or 8%, as compared with the first quarter of 1998 primarily due to an increase in communications, CLEC and water and wastewater revenues partially offset by a decrease in gas and electric revenues.

Communications / CLEC Revenues
------------------------------
Communications and CLEC revenues for the three months ended March 31, 1999 increased $40.2 million, or 18%, as compared with the first quarter of 1998 primarily due to an increase in communications network access services and CLEC local telephone services.

                                                  For the three months
                                                   ended March 31,
                                    --------------------------------------------
                                                  ($ in thousands)
                                                                           %
                                                                       Increase/
Communications revenues                    1999             1998      (Decrease)
-----------------------                    ----             ----      ----------
Network access services           $     128,680     $    103,886            24%
Local network services                   69,913           63,418            10%
Long distance services                   21,101           26,778           (21%)
Directory services                        8,397            7,783             8%
Other                                     9,794           11,296           (13%)
Eliminations                            (10,653)          (7,803)           N/A
                                     -------------   -------------
                                  $     227,232     $    205,358            11%
                                     =============   =============

Network access services revenues increased $24.8 million, or 24%, as compared with the first quarter of 1998 primarily due to an interstate universal service fund settlement, the acquisition of Rhinelander Telecommunication, Inc. (RTI) in November 1998, increased local access minutes of use and increased special access revenues.

Local network services revenues increased $6.5 million, or 10%, as compared with the first quarter of 1998 primarily due to the acquisition of RTI and increased custom calling features and private line sales.

Long distance services revenues decreased $5.7 million, or 21%, as compared with the first quarter of 1998 primarily due to the elimination of long distance product offerings to out-of-territory customers.

Directory services revenues increased $.6 million, or 8%, as compared with the first quarter of 1998 primarily due to the acquisition of RTI.

Other revenues decreased $1.5 million, or 13%, as compared with the first quarter of 1998 primarily due to the phasing out of certain surcharges resulting from regulatory decisions in California and New York.

Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations and CLEC operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                For the three months
                                                 ended March 31,
                                    ---------------------------------------------
                                                ($ in thousands)
                                                                           %
                                                                       Increase/
CLEC revenues                              1999           1998         (Decrease)
-------------                              ----           ----         ----------
Network services                  $      10,424     $    9,107               14%
Local telephone services                 14,308          6,024              138%
Long distance services                    8,530          1,822              368%
Data services                             4,954          3,104               60%
Eliminations                               (698)          (875)              N/A
                                     -------------   -------------
                                  $      37,518     $   19,182               96%
                                     =============   =============

Network services revenues increased $1.3 million, or 14%, as compared with the first quarter 1998 primarily due to sales of additional circuits to new and existing customers partially offset by the expiration of a short-term contract with a significant customer in 1998.

Local telephone services revenues increased $8.3 million, or 138%, as compared with the first quarter of 1998 primarily due to an increase in reciprocal compensation revenues that are earned under contracts which are scheduled to expire in the second half of 1999. In addition, increased sales of the integrated service digital network (ISDN) product to Internet Service Providers and an increase in local dial tone services contributed to this increase.

Long distance services revenues increased $6.7 million, or 368%, as compared with the first quarter of 1998 primarily due to increases in prepaid services resulting from new large volume customers.

Data services revenues increased $1.9 million, or 60%, as compared with the first quarter of 1998 primarily due to increased sales from Internet and frame relay services.

Eliminations reflect intercompany activity between the Company's CLEC and communications sectors.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Public Services Revenues
------------------------
Public services revenues decreased $6.6 million, or 4%, as compared with the first quarter of 1998 primarily due to decreased gas and electric revenues partially offset by increased water and wastewater revenues.


                                                For the three months
                                                 ended March 31,
                                    ---------------------------------------------
                                                ($ in thousands)
                                                                           %
                                                                       Increase/
Gas revenues                             1999            1998          (Decrease)
------------                             ----            ----          ----------
Residential                       $     51,974      $   62,103           (16%)
Commercial                              31,686          35,778           (11%)
Industrial                              15,039           7,432           102%
Municipal                                1,266           1,845           (31%)
                                     -------------   -------------
     Total Distribution                 99,965         107,158            (7%)
Transportation                           1,027             952             8%
Other                                    2,964           3,473           (15%)
                                     -------------   -------------
                                  $    103,956      $  111,583            (7%)
                                     =============   =============

Residential, commercial and municipal revenues decreased $10.1 million, or 16%, $4.1 million, or 11% and $.6 million, or 31%, respectively, as compared with the first quarter of 1998 primarily due to lower purchased gas costs passed on to customers and decreased consumption due to warmer weather conditions in certain of the Company's service territories.

Industrial revenues increased $7.6 million, or 102%, as compared with the first quarter of 1998 primarily due to customer growth.

                                                   For the three months
                                                    ended March 31,
                                     -------------------------------------------
                                                   ($ in thousands)
                                                                           %
                                                                       Increase/
Electric revenues                         1999             1998       (Decrease)
-----------------                         ----             ----       ----------
Residential                       $     20,326      $   20,779           (2%)
Commercial                              13,593          13,164            3%
Industrial                               9,259          10,077           (8%)
Municipal                                1,978           1,895            4%
                                     -------------   -------------
     Total Distribution                 45,156          45,915           (2%)
Transportation                             905             571           58%
Other                                       13             788          (98%)
                                     -------------   -------------
                                  $     46,074      $   47,274           (3%)
                                     =============   =============

Electric revenues decreased $1.2 million, or 3%, as compared with the first quarter of 1998 primarily due to lower purchased electric energy and fuel oil costs passed on to customers and decreased consumption.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                                     For the three months
                                                      ended March 31,
                                      --------------------------------------------
                                                      ($ in thousands)
                                                                             %
Water and Wastewater revenues                                            Increase/
-----------------------------                  1999            1998     (Decrease)
                                               ----            ----     ----------
Residential distribution             $       17,594  $       16,413            7%
Commercial distribution                       3,142           2,908            8%
Industrial distribution                         232             210           10%
Other                                         1,766             935           89%
                                        ------------    ------------
                                     $       22,734  $       20,466           11%
                                        ============    ============

Water and wastewater revenues increased $2.3 million, or 11%, as compared with the first quarter 1998 primarily due to customer growth, increased consumption and a rate increase in Ohio.


                               OPERATING EXPENSES
                               ------------------
                                                     For the three months
                                                      ended March 31,
                                      ------------------------------------------
                                                      ($ in thousands)
                                                                           %
                                                                       Increase/
Cost of Services                            1999    $      1998       (Decrease)
----------------                            ----           ----       ----------
Gas purchased                     $       52,704         59,194           (11%)
Network expenses                          45,746         35,772            28%
Electric energy and fuel oil
   purchased                              20,583         21,744            (5%)
Eliminations                             (11,351)        (8,678)           N/A
                                      -------------   -------------
                                  $      107,682    $   108,032              -
                                      =============   =============

Gas purchased expenses decreased $6.5 million, or 11%, as compared with the first quarter of 1998 primarily due to a decrease in the cost of gas and lower consumption as a result of warmer weather conditions in the Company's service territories.

Network expenses increased $10.0 million, or 28%, as compared with the first quarter of 1998 primarily due to increases in long distance costs related to the Company's CLEC subsidiary's prepaid services programs and expenses related to the CLEC national data expansion. The increase in CLEC's network expenses was partially offset by decreased communications network expenses primarily due to decreased long distance minutes of use.

Electric energy and fuel oil purchased expenses decreased $1.2 million, or 5%, as compared with the first quarter of 1998 primarily due to lower supplier prices and decreased consumption.

Eliminations  represent network expenses incurred by the Company's long distance
operation  for  services   provided  by  its  local   exchange   operations  and
intercompany activity between the Company's CLEC and communications sectors.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                     For the three months
                                                      ended March 31,
                                      -------------------------------------------
                                                     ($ in thousands)
                                                                           %
                                                                        Increase/
                                             1999            1998      (Decrease)
                                             ----            ----      ----------
Depreciation expense              $        75,641   $      63,597           19%

Depreciation expense increased $12.0 million, or 19%, as compared with the first quarter of 1998 primarily due to increased property, plant and equipment.


                                                     For the three months
                                                      ended March 31,
                                      -------------------------------------------
                                                     ($ in thousands)
                                                                           %
                                                                        Increase/
Other Operating Expenses                     1999            1998      (Decrease)
------------------------                     ----            ----      ----------
Operating and maintenance         $       172,609   $     139,933           23%
Taxes other than income                    28,696          26,974            6%
Sales and marketing                        16,563           9,049           83%
                                      -------------   -------------
                                  $       217,868   $     175,956           24%
                                      =============   =============

Operating and maintenance expenses increased $32.7 million, or 23%, as compared with the first quarter of 1998 primarily due to increased CLEC operating expenses as a result of the CLEC national data expansion, increased Y2K and separation expenses, the acquisition of RTI and increased payroll related costs.

Taxes other than income increased $1.7 million, or 6%, as compared with the first quarter of 1998 primarily due to an increase in payroll and property taxes.

Sales and marketing expenses increased $7.5 million, or 83%, as compared with the first quarter of 1998 primarily due to increased personnel and product advertising to support the delivery of services in existing and new markets including the CLEC national data expansion.


     OTHER INCOME, NET / MINORITY INTEREST / INTEREST EXPENSE / INCOME TAXES
     -----------------------------------------------------------------------


                                                     For the three months
                                                      ended March 31,
                                      -------------------------------------------
                                                     ($ in thousands)
                                                                           %
                                                                        Increase/
Other Income, Net                        1999            1998          (Decrease)
-----------------                        ----            ----          ----------
Investment income                 $    74,611       $    8,771            751%
Other                                     581            1,867            (69%)
                                      -------------   ------------
                                  $    75,192       $   10,638            607%
                                      =============   ============

Investment income increased $65.8 million, or 751%, as compared with the first quarter of 1998 primarily due to the $69.5 million gain on the sale of the Company's investment in Centennial in January 1999 partially offset by lower investment income earned due to lower average investment balances.

Other income decreased $1.3 million, or 69%, as compared with the first quarter of 1998 primarily due to a decrease in the equity component of Allowance for Funds Used during Construction.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                                     For the three months
                                                      ended March 31,
                                      ------------------------------------------
                                                     ($ in thousands)
                                                                         %
                                                                     Increase/
                                        1999              1998       (Decrease)
                                        ----              ----       ----------
Minority interest                 $     5,993       $    2,084         188%

Minority interest is a result of ELI's initial public offering in November 1997 and it represents 17.30% (the minority's share) of ELI's loss before the income tax benefit and the cumulative effect of change in accounting principle in 1998. Minority interest increased $3.9 million, or 188%, as compared to the first quarter of 1998 primarily due to increased losses recorded by ELI.


                                                     For the three months
                                                      ended March 31,
                                      ------------------------------------------
                                                     ($ in thousands)
                                                                          %
                                                                      Increase/
                                         1999            1998         (Decrease)
                                         ----            ----         ----------
Interest expense                  $     29,813      $   26,806            11%

Interest expense increased $3.0 million, or 11%, as compared with the first quarter of 1998 primarily due to an increase in ELI's outstanding lines of credit.


                                                     For the three months
                                                      ended March 31
                                      ------------------------------------------
                                                     ($ in thousands)
                                                                           %
                                                                       Increase/
                                         1999            1998         (Decrease)
                                         ----            ----         ----------
Income taxes                      $     31,518      $   11,529           173%

Income taxes increased $20.0 million, or 173%, as compared with the first quarter of 1998 primarily due to increased taxable income.

                   NET INCOME AND NET INCOME PER COMMON SHARE
                   ------------------------------------------


                                                     For the three months
                                                      ended March 31
                                      ------------------------------------------
                                                     ($ in thousands)
                                                                           %
                                                                      Increase/
                                         1999            1998         (Decrease)
                                         ----            ----         ----------

Net income                        $       54,625    $   26,779           104%
Net income per common share       $          .21    $      .10           110%

Net  income  and net  income  per share  increased  $27.8  million,  or 104% and
 .11 cent, or 110%, respectively, primarily due to a $69.5 million gain on the sale of the Company's investment in Centennial partially offset by increased losses from the Company's CLEC subsidiary and Y2K and separation expenses. Absent the gain on the sale of the Company's investment in Centennial and the Y2K and separation expenses, net income and net income per share decreased $10.9 million, or 40%, and .04 cent, or 40%, respectively, primarily due to increased losses at the Company's CLEC subsidiary.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

The Company is exposed to the impact of interest rate and market risks. In the normal course of business, the Company employs established policies, procedures and internal processes to manage its exposure to interest rate and market risks. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company refinances debt when advantageous and maintains fixed rate debt on a majority of its borrowings. In an effort to reduce interest rate risk the Company's CLEC subsidiary issued $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by the Company. The notes have a fixed interest rate. The net proceeds from the issuance were used to repay outstanding borrowings under the Company's floating rate bank credit facility. The Company maintains a
portfolio  of   investments   consisting  of  both  equity  and  debt  financial
instruments. The Company's equity portfolio is comprised of primarily investments in communications companies. The Company's bond portfolio consists of government, corporate and municipal fixed-income securities. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 1.   Legal Proceedings
          -----------------

In 1995, the Company's Arizona Electric Division was notified by the United States Environmental Protection Agency (USEPA) of it being a Potentially Responsible Party related to poly chlorinated biphenol shipments that the Company made to PCB Inc., sites located in Kansas City, Kansas and Kansas City, Missouri in the mid 1980s. These sites have been designated by the USEPA as Superfund Sites and are in the process of being evaluated for remediation. The Company is one of over 1,500 parties that sent material to the sites and is considered a de minimus participant. The Company responded to a number of data requests from the USEPA related to its shipments. There has not yet been a determination of the total cost of the remediation of the sites and of particular parties, including the Company's share of the cost. The Company has settled all pending claims.

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (VPSB) called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the VPSB. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, the Company filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB.

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleges that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs seek to recover unspecified compensatory damages. The Company and the individual defendants believe the allegations are unfounded and filed a motion to dismiss on March 27, 1998. On April 28, 1998 the plaintiffs served a Memorandum of Law in Opposition to Defendants Motion to Dismiss. On March 30, 1999 the Court dismissed the action. On April 29, 1999 the plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's common stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that the Company and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. (HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and have filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company's motion to dismiss the amended complaint was filed on October 13, 1998. The Court requested the filing of briefs to address the applicability of the decision in Leventhal (see prior paragraph) to this matter. The Company filed its brief on May 7, 1999.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


In November 1998, a class action lawsuit was filed in state District Court for Jefferson Parish, Louisiana, against the Company and three of its subsidiaries:
LGS Natural Gas Company, LGS Intrastate, Inc. and Louisiana General Service Company. The lawsuit alleges that the Company and the other named defendants passed through in rates charged to Louisiana customers certain costs that plaintiffs contend were unlawful. The lawsuit seeks compensatory damages in the amount of the alleged overcharges and punitive damages equal to three times the amount of any compensatory damages, as allowed under Louisiana law. In addition, the Louisiana Public Service Commission has opened an investigation into the allegations raised in the lawsuit. The Company and its subsidiaries believe that the allegations made in the lawsuit are unfounded and the Company will vigorously defend its interests in both the lawsuit and the related Commission investigation.

In addition, the Company is party to various other legal proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, management believes that the ultimate resolution of all such matters, including those discussed above, after considering insurance coverage, will not have a material adverse effect on the Company's financial position, results of operations, or its cash flows.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits:
             27 Financial data schedule for the periods ended March 31, 1999 and March 31, 1998.

         b)  Reports on Form 8-K:
             The Company filed on Form 8-K dated March 11, 1999 under Item 7 "Exhibits", a press release announcing financial results for the year ended December 31, 1998 and certain operating data.

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

Date:  May 13, 1999