Form 10-Q
period 1999-06-30
CITIZENS UTILITIES CO
filed 1999-08-05
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        |X| QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                       the quarterly period ended June 30, 1999
                                                  -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from _________to__________

                        Commission file number 001-11001
                                               ---------

                       CITIZENS UTILITIES COMPANY
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

     Delaware                                            06-0619596
________________________________________    ___________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          3 High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                               06905
________________________________________     ___________________________________
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code     (203) 614-5600
                                                  ------------------------------



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

The number of shares outstanding of the registrant's class of common stock as of July 31, 1999 was 260,553,664.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information

    Consolidated Balance Sheets at June 30, 1999 and December 31, 1998                                    2

    Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
       June 30, 1999 and 1998                                                                             3

    Consolidated Statements of Income and Comprehensive Income for the Six Months Ended
       June 30, 1999 and 1998                                                                             4

    Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1999 and 1998                                                                             5

    Notes to Consolidated Financial Statements                                                            6

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                             11

    Quantitative and Qualitative Disclosures about Market Risk                                           23

Part II.  Other Information

    Legal Proceedings                                                                                    24

    Submission of Matters to a Vote of Security Holders                                                  25

    Other Information                                                                                    25

    Exhibits and Reports on Form 8-K                                                                     25

    Signatures                                                                                           26

                                       1

                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                June 30, 1999      December 31, 1998
                                                                                -------------      -----------------
ASSETS
------
Current assets:
     Cash                                                                      $        27,596    $        31,922
     Accounts receivable, net                                                          294,038            318,378
     Other                                                                              56,649             63,741
                                                                                 --------------     --------------
            Total current assets                                                       378,283            414,041
                                                                                 --------------     --------------

Property, plant and equipment                                                        6,262,406          5,947,353
Less accumulated depreciation                                                        2,044,416          1,898,730
                                                                                 --------------     --------------
            Net property, plant and equipment                                        4,217,990          4,048,623
                                                                                 --------------     --------------

Investments                                                                            435,762            414,761
Regulatory assets                                                                      204,875            204,703
Deferred debits and other assets                                                       233,579            210,804
                                                                                 --------------     --------------
                     Total assets                                              $     5,470,489    $     5,292,932
                                                                                 ==============     ==============
LIABILITIES AND EQUITY
----------------------
Current liabilities:
     Long-term debt due within one year                                        $        23,878    $         8,930
     Short-term debt                                                                         -            110,000
     Accounts payable and current liabilities                                          430,604            388,801
                                                                                 --------------     --------------
            Total current liabilities                                                  454,482            507,731

Deferred income taxes                                                                  423,259            442,908
Customer advances for construction                                                     201,305            211,941
Deferred credits and other liabilities                                                  98,317             96,827
Regulatory liabilities                                                                  19,224             19,120
Long-term debt                                                                       2,106,514          1,900,246
                                                                                 --------------     --------------
            Total liabilities                                                        3,303,101          3,178,773
                                                                                 --------------     --------------

Company Obligated Mandatorily Redeemable
     Convertible Preferred Securities  *                                               201,250            201,250
Contributions in aid of construction                                                    95,713             90,353
Minority interest in subsidiary                                                         19,658             29,785
Shareholders' equity:
     Common stock issued, $.25 par value                                                65,075             64,787
     Additional paid-in capital                                                      1,563,929          1,554,188
     Retained earnings                                                                 179,482            117,104
     Accumulated other comprehensive income                                             42,281             56,692
                                                                                 --------------     --------------
            Total shareholders' equity                                               1,850,767          1,792,771
                                                                                 --------------     --------------
                      Total liabilities and shareholders' equity                $     5,470,489    $     5,292,932
                                                                                 ==============     ==============


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

   The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (In thousands, except per-share amounts)


                                                                                            1999             1998
                                                                                         ------------     ------------

Revenues                                                                             $       414,847  $       366,347
                                                                                         ------------     ------------
Operating expenses:
    Cost of services                                                                          89,617           80,695
    Depreciation                                                                              76,484           64,765
    Other operating expenses                                                                 217,325          179,382
                                                                                         ------------     ------------
      Total operating expenses                                                               383,426          324,842
                                                                                         ------------     ------------

Income from operations                                                                        31,421           41,505

Other income, net                                                                              6,344            7,683
Minority interest                                                                              5,693            3,053
Interest expense                                                                              30,553           28,589
                                                                                         ------------     ------------

     Income before income taxes and dividend on convertible preferred securities              12,905           23,652

Income taxes                                                                                   3,600            7,638
                                                                                         ------------     ------------

     Income before dividend on convertible preferred securities                                9,305           16,014

Dividend on convertible preferred securities, net of income tax benefit                        1,552            1,552
                                                                                         ------------     ------------


     Net income                                                                                7,753           14,462

Other comprehensive income (loss), net of tax and reclassification adjustment                   (293)          17,314
                                                                                         ------------     ------------

     Total comprehensive income                                                      $         7,460  $        31,776
                                                                                         ============     ============

Net income per common share:
     Basic                                                                           $           .03  $           .06  *
     Diluted                                                                         $           .03  $           .06  *

Dividend rate declared on common stock                                                            -              .75%
                                                                                         ============     ============


*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (In thousands, except per-share amounts)

                                                                                            1999             1998
                                                                                         ------------     ------------

Revenues                                                                              $      852,361   $      770,210
                                                                                         ------------     ------------

Operating expenses:
     Cost of services                                                                        197,299          188,727
     Depreciation                                                                            152,125          128,362
     Other operating expenses                                                                435,193          355,338
                                                                                         ------------     ------------
          Total operating expenses                                                            784,617          672,427
                                                                                         ------------     ------------

Income from operations                                                                        67,744           97,783

Other income, net                                                                             81,536           18,321
Minority interest                                                                             11,686            5,136
Interest expense                                                                              60,366           55,395
                                                                                         ------------     ------------

     Income before income taxes, dividends on convertible preferred securities
        and cumulative effect of change in accounting principle                              100,600           65,845

Income taxes                                                                                  35,118           19,166
                                                                                         ------------     ------------

     Income before dividends on convertible preferred securities and cumulative
        effect of change in accounting principle                                              65,482           46,679

Dividends on convertible preferred securities, net of income tax benefit                       3,104            3,104
                                                                                         ------------     ------------

     Income before cumulative effect of change in accounting principle                        62,378           43,575

Cumulative effect of change in accounting principle, net of income tax benefit
   and related minority interest                                                                   -            2,334
                                                                                         ------------     ------------

     Net income                                                                               62,378           41,241

Other comprehensive income (loss), net of tax and reclassification adjustment                (14,411)          23,284
                                                                                         ------------     ------------

     Total comprehensive income                                                       $       47,967   $       64,525
                                                                                         ============     ============

Netincome per common  share  before  cumulative  effect of change in  accounting principle:
     Basic                                                                            $          .24   $          .17  *
     Diluted                                                                          $          .24   $          .17  *

Net income per common share:
     Basic                                                                            $          .24   $          .16  *
     Diluted                                                                          $          .24   $          .16  *

Compounded dividend rate declared on common stock                                                  -            1.51%
                                                                                         ============     ============

*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)

                                                                                       1999              1998
                                                                                   -------------     -------------

Net cash provided by operating activities                                       $       245,524   $      156,382
                                                                                   -------------     -------------

Cash flows from investing activities:
     Construction expenditures                                                         (326,167)        (221,399)
     Securities purchased                                                              (629,546)        (399,457)
     Securities sold                                                                    653,035          386,194
     Securities matured                                                                       -            2,000
     Other                                                                                  223            6,565
                                                                                   -------------     -------------
Net cash provided from investing activities                                            (302,455)        (226,097)
                                                                                   -------------     -------------

Cash flows from financing activities:
     Long-term debt borrowings                                                          320,150           96,627
     Long-term debt principal payments                                                 (157,915)         (11,658)
     Short-term debt repayments                                                        (110,000)               -
     Issuance of common stock                                                             4,088            5,008
     Common stock buybacks                                                               (3,718)               -
                                                                                   -------------     -------------
Net cash provided from financing activities                                              52,605           89,977
                                                                                   -------------     -------------

Increase (decrease) in cash                                                              (4,326)          20,262
Cash at January 1,                                                                       31,922           35,163
                                                                                   -------------     -------------
Cash at June 30,                                                                $        27,596   $       55,425
                                                                                   =============     =============



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

(d)       Change in Accounting Principle:
         In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start-up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. Certain third party direct costs incurred by Electric Lightwave, Inc. (ELI) in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years and were being amortized over five years. The Company adopted SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of income and comprehensive income for the first quarter 1998, net of income tax benefit of $577,000 and related minority interest of $483,000.

(2) Separation:
    ----------
     On May 18, 1998, the Company announced its plans to separate its communications businesses and public services businesses into two stand-alone publicly traded companies. The Company had planned to transfer to NewTelecom all of its telecommunications businesses, including its approximate 82% ownership interest in ELI. This separation was subject to federal and state regulatory approvals and was expected to be carried out through a distribution of the stock of NewTelecom to the Company's shareholders. The public services businesses were to continue to operate as Citizens Utilities Company and provide natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation was being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would have allowed each business to pursue its own strategy and to compete more effectively in its respective markets. Through May 1999, the Company had been pursuing its separation plans, however, other opportunities have since become available to acquire telecommunications properties which have resulted in the Company's desire to no longer pursue separation plans.

     On May 27, 1999 the Company announced that it has entered into definitive agreements to purchase from GTE Corporation 187,000 telephone access lines (as of year-end 1998) in Arizona, California and Minnesota for approximately $664,000,000 in cash. The Company expects that the acquisition, which is subject to various state and federal regulatory approvals, is expected to be completed in 2000.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 16, 1999 the Company announced that it has entered into a series of definitive agreements to purchase from US West 530,000 telephone access lines (as of year-end 1998) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that the acquisition, which is subject to various state and federal regulatory approvals, will occur on a state-by-state basis, is expected to be completed in 2000.

     The Company expects to temporarily fund the access line purchases with cash and investment balances and bank credit facilities. The Company expects to permanently fund the purchases with proceeds from the sale of the Company's public services businesses and has appointed the investment banking firm Morgan Stanley Dean Witter as financial advisor to develop the divestiture plans.

(3)   Net Income Per Common Share:
      ---------------------------
     The reconciliation of the net income per common share calculation for the three and six months ended June 30, 1999 and 1998, respectively, is as follows:

                                                                     For the three months ended June 30,
                                          -----------------------------------------------------------------------------
                                                                  1999                               1998
                                          ---------------------------------       -------------------------------------
                                                         ($ in thousands, except for per share amounts)
                                                                  Per                              Per
                                            Income     Shares    Share                 Income     Shares    Share
                                          ---------------------------------       -------------------------------------
   Net income per common share:
     Basic                                $   7,753    260,143 $   .03               $  14,462    259,619  $   .06
     Effect of dilutive options                   -      1,412       -                       -        704        -
     Diluted                              $   7,753    261,555 $   .03               $  14,462    260,323  $   .06

                                                                     For the six months ended June 30,
                                          -----------------------------------------------------------------------------
                                                                  1999                               1998

                                          --------------------------------         ------------------------------------
                                                          ($ in thousands, except for per share amounts)
                                                                   Per                                        Per
                                            Income     Shares    Share                  Income     Shares    Share
                                          --------------------------------         ------------------------------------
   Net income per common share:
     Basic                                $  62,378   259,775  $   .24               $  41,241    259,339  $   .16
     Effect of dilutive options                   -     1,714        -                       -        669        -
     Diluted                              $  62,378   261,489  $   .24               $  41,241    260,008  $   .16

     All share amounts represent weighted average shares outstanding for each respective period. 1998 per share amounts have been adjusted for subsequent stock dividends. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 6,794,530 potentially dilutive stock options at a range of $9.99 to $14.24 per share. These items were adjusted for subsequent stock dividends and were not included in the diluted net income per common share calculation for any of the above periods as their effect was antidilutive.

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

     In March 1999, Adelphia Communication Corporation (Adelphia) and Century Communications Corp. (Century) announced the signing of a definitive agreement for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the merger agreement, each Century Class A Common Share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $46.20 per Century Class A Common Share based on Adelphia's July 29, 1999 closing price of $60.50.) This transaction is expected to close during the fourth quarter of 1999.


     A subsidiary of the Company, in a joint venture with a subsidiary of Century, acquired and operates four cable television systems in southern California serving over 90,000 basic subscribers. The Company accounts for the joint venture following the equity method of accounting. The Company has entered into an agreement to sell its interest in the joint venture to Adelphia. Pursuant to this agreement, the Company will receive approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $139,764,000 based on Adelphia's July 29, 1999 closing price of $60.50.) This transaction is expected to close concurrent with the merger of Adelphia and Century.


(5)  Segment Information:
     -------------------
     The Company is a diversified communications and public services company which is segmented into communications, CLEC, gas, electric and water and wastewater services. The communications sector provides both regulated and competitive communications services to residential, business and wholesale customers. The CLEC sector is a facilities based integrated communications provider providing a broad range of communications services throughout the United States through the Company's subsidiary, ELI. The gas sector provides gas transmission and distribution services to primarily residential customers. The electric sector provides electric transmission and distribution services to primarily residential customers. The water and wastewater sector provides water distribution, wholesale water transmission, wastewater treatment and public works consulting services to primarily residential customers and also provides marketing and billing services to others.

     Special items charged against operating income and sector EBITDA during 1999 and 1998 include Y2K and separation costs (see Note 2). Sector EBITDA consists of sector operating income plus depreciation. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be compared to similarly titled measures of other companies.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             For the three months                For the six months
                                                                ended June 30,                      ended June 30,
                                                        -------------------------------   ------------------------------
                                                                   ($ in thousands)                    ($ in thousands)

                                                             1999             1998             1999             1998
                                                         -------------    -------------    -------------    -------------
Communications:
--------------
   Revenues                                           $     240,990    $     211,431    $     478,875    $    424,592
   Inter-sector  revenues                                   (12,369)          (7,623)         (23,022)        (15,426)
   Revenues as reported                                     228,621          203,808          455,853         409,166
   Operating income excluding special items                  46,674           39,856           87,752          78,178
   Operating income as reported                              40,085           39,582           77,393          77,630
   Depreciation                                              51,613           46,120          106,504          91,275
   EBITDA excluding special items                            98,287           85,976          194,256         169,453
   EBITDA                                                    91,698           85,702          183,897         168,905

CLEC:
----
   Revenues                                           $      46,095    $     21,443     $      84,311    $     41,500
   Inter-sector  revenues                                      (770)           (740)           (1,468)         (1,615)
   Revenues as reported                                      45,325          20,703            82,843          39,885
   Operating loss excluding special items                   (24,178)        (16,091)          (53,723)        (30,321)
   Operating loss as reported                               (25,114)        (16,091)          (55,290)        (30,321)
   Depreciation                                               8,150           3,780            15,144           7,664
   EBITDA excluding special items                           (16,028)        (12,311)          (38,579)        (22,657)
   EBITDA                                                   (16,964)        (12,311)          (40,146)        (22,657)

Public Services:
---------------
   Gas:
   ---
     Revenues                                         $      68,955    $     75,618     $     172,911    $    187,201
     Operating income excluding special items                 6,056           6,831            25,729          28,735
     Operating income as reported                             5,294           6,769            24,130          28,611
     Depreciation                                             6,621           5,752            10,901          11,259
     EBITDA excluding special items                          12,677          12,583            36,630          39,994
     EBITDA                                                  11,915          12,521            35,031          39,870

   Electric:
   --------
     Revenues                                         $      47,162    $     43,799     $      93,236    $     91,073
     Operating income excluding special items                 6,301           4,983            12,558          11,562
     Operating income as reported                             5,922           4,956            12,176          11,509
     Depreciation                                             6,061           5,880            12,042          11,747
     EBITDA excluding special items                          12,362          10,863            24,600          23,309
     EBITDA                                                  11,983          10,836            24,218          23,256

   Water and Wastewater:
   --------------------
     Revenues                                         $      24,784    $     22,419     $      47,518    $     42,885
     Operating income excluding special items                 6,794           6,326            12,073          10,429
     Operating income as reported                             5,234           6,289             9,335          10,354
     Depreciation                                             4,039           3,233             7,534           6,417
     EBITDA excluding special items                          10,833           9,559            19,607          16,846
     EBITDA                                                   9,273           9,522            16,869          16,771

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table is a reconciliation of certain sector items to the total consolidated amount.

                                                                  For the three months            For the six months
                                                                     ended June 30,                 ended June 30,
                                                            -------------------------------     -------------------------
                                                                    ($ in thousands)                 ($ in thousands)
                                                               1999             1998             1999              1998
                                                            --------------   --------------     -----------    ----------

Operating income
----------------
Total sector operating income excluding special items    $     41,647       $   41,905          $    84,389   $      98,583
Y2K and separation costs                                      (10,226)            (400)             (16,645)           (800)
                                                           --------------   --------------     -------------   -------------
Consolidated reported operating income                   $     31,421       $   41,505          $    67,744   $      97,783
                                                           ==============   ==============     ==============  =============

EBITDA
------
Total sector EBITDA excluding special items               $  118,131         $ 106,670          $   236,514    $    226,945
Investment and other income                                    6,344             7,683               12,037          18,321
Gain on sale of Centennial                                         -                 -               69,499               -
Minority interest                                              5,693             3,053               11,686           5,136
Y2K and separation costs                                     (10,226)             (400)             (16,645)           (800)
                                                          --------------   -------------         -------------   ------------
Consolidated EBITDA                                       $  119,942         $ 117,006          $   313,091    $    249,602
                                                          ==============   ==============        =============   ============

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------
     This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the economy of the Company's markets, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, weather conditions, changes in legal and regulatory policy, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones, the mix of products and services offered in the Company's target markets, Y2K issues, the effects of separation and acquisitions and/or dispositions. Readers should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report and as presented in the Company's 1998 Annual Report on Form 10-K previously filed. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     On May 18, 1998, the Company announced its plans to separate its communications businesses and public services businesses into two stand-alone publicly traded companies. The Company had planned to transfer to NewTelecom all of its communications businesses, including its approximate 82% ownership interest in ELI. This separation was subject to federal and state regulatory approvals and was expected to be carried out through a distribution of the stock of NewTelecom to the Company's shareholders. The public services businesses were to continue to operate as Citizens Utilities Company and provide natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services. This separation was being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customers' requirements and regulatory designs of each business, and would have allowed each business to pursue its own strategy and to compete more effectively in its respective markets. Through May 1999, the Company had been pursuing its separation plans, however, other opportunities have since become available to acquire communications properties which fit within the Company's acquisition criteria and have led the Company to discontinue its separation plans.

     On May 27, 1999 the Company announced that it has entered into definitive agreements to purchase from GTE Corporation 187,000 telephone access lines (as of year-end 1998) in Arizona, California and Minnesota for approximately $664,000,000 in cash. The Company expects that the acquisition, which is subject to various state and federal regulatory approvals, and is expected to be completed in 2000, at which time the total access lines should number approximately 200,000.

     On June 16, 1999 the Company announced that it has entered into a series of definitive agreements to purchase from US West 530,000 telephone access lines (as of year-end 1998) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that the acquisition, which is subject to various state and federal regulatory approvals, will occur on a state-by-state basis and is expected to be completed in 2000, at which time the total access lines should number approximately 570,000.


     The Company expects to temporarily fund the access line purchases with cash and investment balances and bank credit facilities. The Company expects to permanently fund the purchases with proceeds from the sale of the Company's public services businesses and has appointed the investment banking firm Morgan Stanley Dean Witter as financial advisor to develop the divestiture plans.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     (a)  Liquidity and Capital Resources
          -------------------------------
     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. For the six months ended June 30, 1999, the Company used cash flow from operations and proceeds from net financings and parties desiring utility services to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts were used to partially fund the construction of utility plant.

     The Company has committed revolving lines of credit with commercial banks under which it may borrow up to $575,000,000. There were no amounts outstanding under these lines at June 30, 1999. ELI has committed revolving lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these revolving lines of credit. As of June 30, 1999, $130,000,000 was outstanding under ELI's revolving lines of credit. In April 1999, ELI completed an offering of $325 million of five-year senior unsecured notes. The notes have an interest rate of 6.05% and mature on May 15, 2004. The Company has guaranteed the payment of principal, any premium and interest on the notes when due.

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

     In March 1999, Adelphia Communication Corporation (Adelphia) and Century Communications Corp. (Century) announced the signing of a definitive agreement for the merger of Century with Adelphia. The Company currently owns 1,807,095 shares of Century Class A Common Stock. Pursuant to the merger agreement, each Century Class A Common Share will be exchanged for cash of $9.16 and .6122 of a share of Adelphia Class A Common Stock (for a total market value of $46.20 per Century Class A Common Share based on Adelphia's July 29, 1999 closing price of $60.50.) This transaction is expected to close during the fourth quarter of 1999.

     A subsidiary of the Company, in a joint venture with a subsidiary of Century, acquired and operates four cable television systems in southern California serving over 90,000 basic subscribers. The Company accounts for the joint venture following the equity method of accounting. The Company has entered into an agreement to sell its interest in the joint venture to Adelphia. Pursuant to this agreement, the Company will receive approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $139,764,000 based on Adelphia's July 29, 1999 closing price of $60.50.) This transaction is expected to close concurrent with the merger of Adelphia and Century.

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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Impact of the Year 2000
     -----------------------
     The Y2K issue results from computer programs using a two-digit format, as opposed to four, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors. In late 1997, the Company developed a four-phase program to address the Y2K issue. The four-phase program was designed to protect the safety and continuity of the Company's service delivery and support capabilities, computer systems and other critical functions. The Company's Y2K program seeks to address problems that could arise: (1) in Information Technology (IT) areas including information systems and technologies; (2) in non-IT areas such as communications networks and switches, utility control and monitoring systems, premises, facilities and general business equipment; and (3) due to suppliers of products and services not being Y2K compliant. Phase I is inventory and identification of those systems with which the Company has exposure to Y2K issues. Phase II is the assessment and development of action plans. Phase III is the implementation of the Y2K remediation plans. Phase IV, which in some instances will run concurrent with Phase III, is the testing and validation of each remedial action to ensure compliance. This phase includes, in some cases, testing in an environment identical to, but separate from, the production environment. Each of the Company's sectors has a program office that manages the progress of the Y2K efforts. The Company has determined priorities for taking corrective actions on mission critical systems or products so as to ensure continued delivery of core business activities.

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


                                  Estimated                                         Expenditures
                                                                  ---------------------------------------------------
                                 Completion Dates                        Actual for     Estimated for        Total
                                    for Mission                          six months       six months     Estimated for
                                  Critical Systems                         ended            ended        the year ended
                                    and Products       % Completed        6/30/99          12/31/99         12/31/99
                                -------------------    -----------        -------          --------         --------
     Communications and
     Corporate
        IT                                                             $6,239,000        $ 10,953,000     $  17,192,000
        --

         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                  9/30/99               98%
         Testing                      9/30/99               93%
        Non-IT                                                            173,000           1,611,000         1,784,000
        ------
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                  9/30/99               96%
         Testing                      9/30/99               67%
     Public Services
        IT                                                              2,717,000            197,000          2,914,000
        --
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                 Completed             100%
         Testing                      8/31/99               97%
        Non-IT                                                          3,680,000          1,584,000          5,264,000
        ------
         Inventory                   Completed             100%
         Assessment                  Completed             100%
         Remediation                 Completed             100%
         Testing                     Completed             100%
                                                                   ---------------    ----------------  ----------------
     Total                                                          $  12,809,000      $  14,345,000      $  27,154,000
                                                                   ================   ================  ================


                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Certain public services state regulatory commissions, where the Company operates, have issued orders allowing the deferral of Y2K costs for consideration in future rate proceedings. In accordance with these orders the Company deferred $2,388,000 in 1999.

     The systems of vendors and suppliers play a major role in the conduct of the business of the Company. As a result, as part of its Y2K program, the Company has been contacting software suppliers to determine major areas of exposure to Y2K issues. The Company has also been contacting its major suppliers and service providers to ascertain their ability to comply. In addition, the Company contracted with a consulting firm to review the Y2K programs of selected third party vendors. Thus far, most of these parties have stated that they intend to be Y2K compliant by the year 2000. However, there can be no guarantee that the systems of suppliers or service providers on which the Company's systems rely will be compliant, or that failure to be compliant by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

     The Company has completed approximately 90% of its Y2K remediation efforts on mission critical systems and products so as to ensure continued delivery of core business activities to our customers. Testing, remediation and monitoring will continue through the remainder of 1999 to verify that there are no outstanding problems that either were not captured during the initial Y2K efforts or arose after June 30, 1999. Also, review, modifications and testing of the contingency plans will take place throughout the remainder of 1999 and into the year 2000.

     The Contingency Plans for the Company was completed to meet the June 30, 1999 milestone. The plans are dedicated to ensuring that established and expected levels of customer service are maintained without interruption, while core business functionality is preserved during the millennium transition. Additionally, the plans utilize existing operating policies and procedures, disaster recovery plans, and enterprise prioritization of all systems and applications by examining potential exposures while documenting clear mitigation strategies. Contingency planning, risk mitigation, and testing activities will continue through the year rollover by all Company organizations.

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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     (b)  Results of Operations
          ---------------------
                                    REVENUES
                                    --------
     Total revenues for the three and six months ended June 30, 1999 increased $48.5 million, or 13%, and $82.2 million, or 11%, respectively, as compared with the prior year periods primarily due to increases in communications and CLEC revenues.

     Communications/CLEC Revenues
     ----------------------------
     Communications and CLEC revenues for the three and six months ended June 30, 1999 increased $49.4 million, or 22%, and $89.6 million, or 20%, respectively, as compared with the prior year periods primarily due to an increase in communications network access services and CLECs local telephone and long distance services.



                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Communications revenues                   1999            1998     (Decrease)            1999            1998     (Decrease)
-----------------------             -----------     -----------    ------------     -----------    -----------    ------------
Network access services          $     128,524   $     104,121          23%      $    257,204   $     208,007           24%
Local network services                  72,079          64,896          11%           141,992         128,314           11%
Long distance services                  19,832          21,409          (7%)           40,933          48,187          (15%)
Directory services                       8,375           8,025           4%            16,772          15,808            6%
Other                                   12,180          12,980          (6%)           21,974          24,276           (9%)
Eliminations                           (12,369)         (7,623)          N/A          (23,022)        (15,426)           N/A
                                    -----------    -----------                      -----------    -----------
                                 $     228,621   $     203,808          12%      $    455,853   $     409,166           11%
                                    ===========     ===========                     ===========    ===========

     Network access services revenues for the three months ended June 30, 1999 increased $24.4 million, or 23%, as compared with the prior year period primarily due to increased minutes of use, an increase in special access and universal service fund revenues and the acquisition of Rhinelander Telecommunications, Inc. (RTI) in November 1998. Network access services revenues for the six months ended June 30, 1999 increased $49.2 million, or 24%, as compared with the prior year period primarily due to an interstate universal service fund settlement, increased minutes of use, an increase in special access revenues and the acquisition of RTI in November 1998.

     Local network services revenues for the three and six months ended June 30, 1999 increased $7.2 million, or 11%, and $13.7 million, or 11%, respectively, as compared with the prior year periods primarily due to access line growth, the acquisition of RTI and increased custom calling features and private line sales.

     Long distance services revenues for the three and six months ended June 30, 1999 decreased $1.6 million, or 7%, and $7.3 million, or 15%, respectively, as compared with the prior year periods primarily due to the elimination of long distance product offerings to out-of-territory customers.

     Directory services revenues for the three and six months ended June 30, 1999 increased $.4 million, or 4%, and $1 million, or 6%, respectively, as compared with the prior year periods primarily to the acquisition of RTI and an increase in advertising revenue.

     Other revenues for the three and six months ended June 30, 1999 decreased $.8 million, or 6%, and $2.3 million, or 9%, respectively, as compared with the prior year periods primarily due to the phasing out of certain surcharges resulting from regulatory decisions in California and New York.

     Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations and CLEC operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
CLEC revenues                            1999             1998      (Decrease)           1999            1998      (Decrease)
-------------                       -----------     -----------    -------------    -----------    -----------    -------------
Network services                 $     12,983    $       8,371           55%     $     23,407   $      17,478          34%
Local telephone services               18,600            7,769          139%           32,908          13,793         139%
Long distance services                  9,245            1,899          387%           17,775           3,721         378%
Data services                           5,267            3,404           55%           10,221           6,508          57%
Eliminations                             (770)            (740)          N/A           (1,468)         (1,615)          N/A
                                    -----------     -----------                     -----------   ------------
                                 $     45,325    $      20,703          119%     $     82,843   $      39,885         108%
                                    ===========     ===========                     ===========    ===========


     Network services revenues for the three and six months ended June 30, 1999 increased $4.6 million, or 55%, and $5.9 million, or 34%, respectively, as compared with the prior year periods primarily due to sales of additional circuits to new and existing customers, partially offset by the expiration of a short-term contract with a significant customer in the first quarter of 1999.

     Local telephone  services  revenues for the three and six months ended June
     30, 1999 increased $10.8 million, or 139%, and $19.1 million, or 139%, respectively, as compared with the prior year periods primarily due to an increase in reciprocal compensation revenues that are earned under various interconnection agreements. In addition, increased sales of the integrated service digital network (ISDN) product to Internet Service Providers and an increase in local dial tone services contributed to the increase.

     Long distance services revenues for the three and six months ended June 30, 1999 increased $7.3 million, or 387%, and $14.1 million, or 378%, respectively, as compared with the prior year periods primarily due to increases in prepaid services resulting from new large volume customers.

     Data services revenues for the three and six months ended June 30, 1999 increased $1.9 million, or 55%, and $3.7 million, or 57%, respectively, as compared with the prior year periods primarily due to increased sales from Internet and frame relay services.

     Eliminations reflect intercompany activity between the Company's CLEC and communications sectors.



                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Public Services Revenues
     ------------------------
     Public  services  revenues for the three and six months ended June 30, 1999 decreased $.9 million,  or 1%, and $7.5 million,  or 2%,  respectively,  as compared  with the  prior  year  periods  primarily  due to  decreased  gas revenues, offset by increased electric and water and wastewater revenues.

                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Gas revenues                              1999            1998     (Decrease)             1999           1998      (Decrease)
------------                        -----------     -----------    ------------     -----------    -----------    -------------
Residential                      $      29,164   $      33,297          (12%)    $      81,138  $      95,400         (15%)
Commercial                              21,550          25,970          (17%)           53,236         61,748         (14%)
Industrial                               8,652          12,138          (29%)           23,691         19,570          21%
Municipal                                  656             827          (21%)            1,922          2,672         (28%)
                                    -----------     -----------                     -----------    -----------
    Total Distribution                  60,022          72,232          (17%)          159,987        179,390         (11%)
Transportation                           4,023             440          814%             5,050          1,392         263%
Other                                    4,910           2,946           67%             7,874          6,419          23%
                                    -----------     -----------                     -----------    -----------
                                 $      68,955   $      75,618           (9%)    $     172,911  $     187,201          (8%)
                                    ===========     ===========                     ===========    ===========

     Residential, commercial and municipal revenues for the three and six months ended June 30, 1999 decreased $8.7 million, or 15%, and $23.5 million, or 15%, respectively, as compared with the prior year periods primarily due to lower purchased gas costs passed on to customers and decreased consumption due to warmer weather conditions in certain of the Company's service territories.

     Industrial revenues for the three months ended June 30, 1999 decreased $3.5 million, or 29%, as compared with the prior year period primarily due to decreased consumption by a significant customer. Industrial revenues for the six months ended June 30, 1999 increased $4.1 million, or 21%, as compared with the prior year period primarily due to increased consumption and an increase in customers.

     Transportation  and other  revenues for the three and six months ended June
     30,  1999  increased  $5.5  million,  or 164%,  and $5.1  million,  or 65%,
     respectively,   primarily  due  to  increased   consumption  by  industrial
     customers,  partially  offset by decreased  consumption by residential  and commercial customers.




                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Electric revenues                         1999            1998     (Decrease)             1999           1998      (Decrease)
-----------------                   -----------     -----------    ------------     -----------    -----------    -------------
Residential                      $      18,359   $      17,732            4%     $      38,685  $      38,511           0%
Commercial                              14,405          13,269            9%            27,998         26,433           6%
Industrial                              10,794           9,633           12%            20,053         19,710           2%
Municipal                                1,966           2,036           (3%)            3,944          3,931           0%
                                    -----------     -----------                     -----------    -----------
    Total Distribution                  45,524          42,670            7%            90,680         88,585           2%
Transportation                              48             917          (95%)              953          1,488         (36%)
Other                                    1,590             212          650%             1,603          1,000          60%
                                    -----------     -----------                     -----------    -----------
                                 $      47,162   $      43,799            8%     $      93,236  $      91,073           2%
                                    ===========     ===========                     ===========    ===========

     Electric  revenues  for the  three  and six  months  ended  June  30,  1999 increased $3.4 million,  or 8%, and $2.2 million, or 2%,  respectively,  as compared  with the prior year  periods  primarily  due to higher  purchased electric  energy and fuel oil costs  passed on to customers  and  increased consumption.


                                                   For the three months                             For the six months
                                                      ended June 30,                                  ended June 30,
                                       ---------------------------------------------    -------------------------------------------
                                                     ($ in thousands)                                ($ in thousands)
                                                                          %                                            %
                                                                      Increase/                                    Increase/
Water and Wastewater revenues                1999           1998     (Decrease)            1999           1998     (Decrease)
-----------------------------          -----------    -----------    ------------    -----------    -----------   -------------
Residential distribution            $      18,226  $      17,784            2%    $      35,820  $      34,197           5%
Commercial distribution                     4,657          3,347           39%            7,799          6,255          25%
Industrial distribution                       291            237           23%              523            447          17%
Other                                       1,610          1,051           53%            3,376          1,986          70%
                                       -----------    -----------                    -----------    -----------
                                    $      24,784  $      22,419           11%    $      47,518  $      42,885          11%
                                       ===========    ===========                    ===========    ===========

     Water and  wastewater  revenues for the three and six months ended June 30,
     1999   increased  $2.4  million,   or  11%,  and  $4.6  million,   or  11%,
     respectively,  as compared  with the prior year  periods  primarily  due to customer  growth,  increased  consumption  and  rate  increases  in Ohio in
     January 1999 and California in November 1998.




                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                               OPERATING EXPENSES
                               ------------------
                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Cost of Services                          1999            1998     (Decrease)             1999           1998      (Decrease)
----------------                    -----------     -----------    ------------     -----------    -----------    -------------
Gas purchased                    $      32,850   $      38,973          (16%)    $      85,554  $      98,167          (13%)
Network expenses                        47,033          29,991           57%            92,779         65,763           41%
Electric energy and fuel oil
   purchased                            22,873          20,094           14%            43,456         41,838            4%
Eliminations                           (13,139)         (8,363)         N/A            (24,490)       (17,041)           N/A
                                    -----------     -----------                     -----------    -----------
                                 $      89,617   $      80,695           11%     $     197,299  $     188,727            5%
                                    ===========     ===========                     ===========    ===========

     Gas purchased expenses for the three and six months ended June 30, 1999 decreased $6.1 million, or 16%, and $12.6 million, or 13%, respectively, as compared with the prior year periods primarily due to a decrease in the cost of gas and lower consumption as a result of warmer weather conditions in the Company's service territories.

     Network expenses for the three and six months ended June 30, 1999 increased
     $17 million, or 57%, and $27 million, or 41%, respectively, as compared with the prior year periods primarily due to increases in long distance costs related to the Company's CLEC subsidiary's prepaid services programs and expenses related to the CLEC national data expansion. The increase in CLEC's network expenses was partially offset by decreased communications network expenses primarily due to decreased long distance minutes of use.

     Electric energy and fuel oil purchased expenses for the three and six months ended June 30, 1999 increased $2.8 million, or 14%, and $1.6 million, or 4%, respectively, as compared with the prior year periods primarily due to higher supplier prices and increased consumption.

     Eliminations represent network expenses incurred by the Company's long distance operation for services provided by its local exchange operations and intercompany activity between the Company's CLEC and communications sectors.


                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                         1999             1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Depreciation expense             $     76,484    $      64,765          18%      $     152,125  $     128,362          19%

     Depreciation  expense  for the three and six  months  ended  June 30,  1999 increased $11.7 million, or 18% and $23.8 million, or 19%, respectively, as compared with the prior year periods  primarily due to increased  property, plant and equipment.






                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Other Operating Expenses                  1999            1998     (Decrease)             1999           1998      (Decrease)
------------------------            -----------     -----------    ------------     -----------    -----------    -------------
Operating and maintenance        $     172,456   $     146,930           17%     $     345,065  $     286,863           20%
Taxes other than income                 27,239          21,899           24%            55,935         48,873           14%
Sales and marketing                     17,630          10,553           67%            34,193         19,602           74%
                                    -----------     -----------                     -----------    -----------
                                 $     217,325   $     179,382           21%     $     435,193  $     355,338           22%
                                    ===========     ===========                     ===========    ===========

     Operating and maintenance  expenses for the three and six months ended June
     30, 1999 increased $25.5 million, or 17%, and $58.2 million, or 20%, respectively, as compared with the prior year periods primarily due to increased CLEC operating expenses as a result of the CLEC national data expansion, increased Y2K and separation expenses and the acquisition of RTI.

     Taxes other than income for the three and six months ended June 30, 1999 increased $5.3 million, or 24%, and $7.1 million or 14%, respectively, as compared with the prior year periods primarily due to an increase in payroll and property taxes.

     Sales and  marketing  expenses  for the three and six months ended June 30,
     1999  increased  $7.1  million,   or  67%,  and  $14.6  million,   or  74%,
     respectively,  as compared  with the prior year  periods  primarily  due to increased  personnel  and product  advertising  to support the  delivery of services  in existing  and new markets  including  the CLEC  national  data expansion.

        OTHER INCOME, NET /MINORITY INTEREST /INTEREST EXPENSE /INCOME TAXES

                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Other Income, Net                         1999            1998     (Decrease)             1999           1998      (Decrease)
-----------------                   -----------     -----------    ------------     -----------    -----------    -------------
Investment income                $       6,191   $       7,851          (21%)    $      80,802  $      16,622          386%
Other                                      153            (168)         191%               734          1,699          (57%)
                                    -----------     -----------                     -----------    -----------
                                 $       6,344   $       7,683          (17%)    $      81,536  $      18,321          345%
                                    ===========     ===========                     ===========    ===========

     Investment income for the three months ended June 30, 1999 decreased $1.7 million or 21% as compared with the prior year period primarily due to lower average investment balances. Investment income for the six months ended June 30, 1999 increased $64.2 million, or 386%, as compared with the prior year period primarily due to the $69.5 million gain on the sale of the Company's investment in Centennial in January 1999 partially offset by lower investment income earned due to lower average investment balances.

     Other  income  for the three  months  ended  June 30,  1999  increased  $.3 million, or 191%, as compared with the prior year period primarily due to a supplemental  sales  program  for the  supply of natural  gas,  offset by a decrease  in the  equity  component  of  Allowance  for Funds  Used  during
     Construction. Other income for the six months ended June 30, 1999 decreased
     $1 million or 57% as compared with the prior year period primarily due to a decrease  in the  equity  component  of  Allowance  for Funds  Used  during
     Construction.



                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998     (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    ------------
Minority interest                $       5,693   $       3,053           86%     $      11,686  $       5,136          128%

     Minority  interest is a result of ELI's initial public offering in November
     1997 and it represents 17.51% (the minority's share) of ELI's loss before the income tax benefit and the cumulative effect of change in accounting principle in 1998. Minority interest for the three and six months ended
     June 30, 1999 increased $2.6 million, or 86%, and $6.6 million, or 128%, respectively, as compared with the prior year periods primarily due to increased losses recorded by ELI.

                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Interest expense                 $      30,553   $      28,589           7%      $      60,366  $      55,395           9%

     Interest expense for the three and six months ended June 30, 1999 increased
     $2 million, or 7% and $5 million, or 9%, respectively, as compared with the prior year periods primarily due to an increase in the usage of ELI's outstanding line of credit and the issuance of $325 million of five-year unsecured notes in April 1999 by ELI.

                                                  For the three months                             For the six months
                                                     ended June 30,                                  ended June 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Income taxes                     $       3,600   $       7,638         (53%)     $      35,118  $      19,166          83%

     Income taxes for the three and six months ended June 30, 1999 decreased $4 million,  or 53% and increased $16 million,  or 83%, as compared with the prior year periods primarily due to changes in taxable income.





                    PART I. FINANCIAL INFORMATION (Continued)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                   NET INCOME AND NET INCOME PER COMMON SHARE
                  -------------------------------------------

                                                     For the three months                           For the six months
                                                        ended June 30,                                ended June 30,
                                           ------------------------------------------    -----------------------------------------
                                                       ($ in thousands)                              ($ in thousands)
                                                                        %                                           %
                                                                    Increase/                                   Increase/
                                          1999         1998        (Decrease)         1999          1998       (Decrease)
                                      ------------  ------------  --------------  ------------  ------------- --------------
Net income                         $     7,753    $    14,462         (46%)     $     62,378  $     41,241         51%

Net income per common share:
  Basic                            $        .03  $        .06         (50%)     $        .24  $        .16         50%
  Diluted                          $        .03  $        .06         (50%)     $        .24  $        .16         50%

     Net income and net income per share for the three months ended June 30, 1999 decreased $6.7 million, or 46%, and .03(cent), or 50%, respectively, as compared with the prior year period primarily due to increased losses from the Company's CLEC subsidiary and Y2K and separation costs. Net income and net income per share for the six months ended June 30, 1999 increased $21.1 million, or 51%, and .08(cent), or 50%, respectively, as compared with the prior year period primarily due to the first quarter $69.5 million gain on the sale of the Company's investment in Centennial.

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

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleged that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs sought to recover unspecified compensatory damages. The Company and the individual defendants believed the allegations are unfounded and filed a motion to dismiss on March 27, 1998. On March 30, 1999 the Court dismissed the action. On April 29, 1999 the plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's Common Stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that the Company and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. (HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company's motion to dismiss the amended complaint was filed on October 13, 1998. The Court dismissed the action with prejudice on June 28, 1999.

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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a) The Registrant held its 1999 Annual Meeting of the Stockholders on May 20, 1999.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected.
     J. C. Goodale did not stand for re-election.

     The stockholders voted to elect all nominees as directors. Directors elected along with their respective percentage of total outstanding shares voted in the affirmative were: N.I.Botwinik (77.0%), A.I. Fleischman (77.3%), S. Harfenist (77.3%), A.N. Heine (77.2%), J.L.Schroeder (77.3%),
     R.D.Siff (77.2%), R.A. Stanger (77.3%), C.H. Symington,  Jr. (77.3%),
     E. Tornberg (77.3%), C. Tow (75.1%) and L. Tow (75.4%). Directors elected along with their respective percentage of total outstanding shares voted in abstention were: N.I. Botwinik (5.9%), A.I. Fleischman (5.5%), S. Harfenist (5.6%), A.N. Heine (5.7%), J.L. Schroeder (5.5%), R.D. Siff (5.7%), R.A. Stanger (5.5%), C.H. Symington, Jr.(5.5%), E. Tornberg (5.6%),
     C. Tow (7.8%) and L. Tow (7.4%).

Item 5.  Other Information
         -----------------
As disclosed in the Company's proxy statement for the 1999 annual meeting, under the Company's bylaws, if any stockholder intends to propose any matter at the 2000 annual meeting, the proponent must give written notice to the Company not earlier than January 1, 1999 nor later than February 15, 2000. Proposals notice after February 15, 2000 will not be entertained at the meeting. Furthermore, in accordance with a recent amendment to the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify the Company by February 14, 2000 of a proposal, then the Company's proxies would be able to use their discretionary voting authority when the stockholder's proposal is raised at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
a)   Exhibits:
     3(ii) By-laws amended May 20, 1999 changing the number of Board Members from twelve to eleven.
     27 Financial data schedule for the periods ended June 30, 1999 and June 30, 1998.

b)   Reports on Form 8-K:
     The Company filed on Form 8-K dated May 13, 1999 under Item 7 "Exhibits," a press release announcing financial results for the quarter ended March 31, 1999 and certain operating data.

     The Company filed on Form 8-K dated May 28, 1999 under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing definitive agreements to purchase 187,000 telephone access lines from GTE Corporation.

     The Company filed on Form 8-K dated June 17, 1999 under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing a series of definitive agreements to purchase 530,000 telephone access lines from US West.

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






                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                                           By:   /s/ Robert J. DeSantis
                                                 ----------------------------
                                                 Chief Financial Officer,
                                                 Vice President and Treasurer

                                           By:   /s/ Livingston E. Ross
                                                 -----------------------------
                                                 Livingston E. Ross
                                                 Vice President and Controller

Date: August 5, 1999