Form 10-Q
period 1999-09-30
CITIZENS UTILITIES CO
filed 1999-11-12
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the quarterly  period ended September 30, 1999
                                                   ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the transition period from _________to__________

                             Commission file number 001-11001
                                                    ---------

                             CITIZENS UTILITIES COMPANY
________________________________________________________________________________
                (Exact name of registrant as specified in its charter)

             Delaware                                06-0619596
___________________________________         ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          3 High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                            06905
________________________________________   _____________________________________
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code    (203) 614-5600
                                                   _____________________________


                                      NONE
________________________________________________________________________________
(Former  name,  former  address  and  former  fiscal year, if changed since last report.)


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

                                    Yes X  No
                                       ---   ---

The number of shares outstanding of the registrant's class of common stock as of October 29, 1999 was 261,266,350.


                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                                                    Page No.
                                                                                                    --------

Part I.  Financial Information

    Consolidated Balance Sheets at September 30, 1999 and December 31, 1998                               2

    Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
       September 30, 1999 and 1998                                                                        3

    Consolidated Statements of Income and Comprehensive Income for the Nine Months Ended
       September 30, 1999 and 1998                                                                        5

    Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1999 and 1998                                                                        7

    Notes to Consolidated Financial Statements                                                            8

    Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                             13

    Quantitative and Qualitative Disclosures about Market Risk                                           24

Part II.  Other Information

    Legal Proceedings                                                                                    25

    Exhibit and Reports on Form 8-K                                                                      26

    Signatures                                                                                           27

                          PART I. FINANCIAL INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            September 30, 1999   December 31, 1998
ASSETS                                                                      ------------------   -----------------
------
Current assets:
     Cash                                                                      $        35,870    $        31,922
     Accounts receivable, net                                                          223,517            233,735
     Other                                                                              31,203             40,467
                                                                                 --------------     --------------
            Total current assets                                                       290,590            306,124
                                                                                 --------------     --------------

Property, plant and equipment                                                        4,380,738          4,045,258
Less accumulated depreciation                                                        1,512,130          1,340,665
                                                                                 --------------     --------------
            Net property, plant and equipment                                        2,868,608          2,704,593
                                                                                 --------------     --------------

Investments                                                                            541,498            464,145
Regulatory assets                                                                      187,838            189,866
Deferred debits and other assets                                                       148,955            126,491
Net assets of discontinued operations                                                1,562,769          1,501,713
                                                                                 --------------     --------------
                     Total assets                                              $     5,600,258    $     5,292,932
                                                                                 ==============     ==============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
     Long-term debt due within one year                                        $        22,333    $         7,672
     Short-term debt                                                                         -            110,000
     Accounts payable and current liabilities                                          449,966            388,197
                                                                                 --------------     --------------
            Total current liabilities                                                  472,299            505,869

Deferred income taxes                                                                  459,583            442,908
Advances for construction                                                              204,373            211,941
Deferred credits and other liabilities                                                  85,083             84,708
Regulatory liabilities                                                                  20,780             19,120
Long-term debt                                                                       2,080,050          1,808,973
Net liabilities of discontinued operations                                             191,363            188,200
                                                                                 --------------     --------------
            Total liabilities                                                        3,513,531          3,261,719
                                                                                 --------------     --------------

Company Obligated Mandatorily Redeemable
     Convertible Preferred Securities  *                                               201,250            201,250
Contributions in aid of construction                                                     7,416              7,407
Minority interest in subsidiary                                                         14,847             29,785
Shareholders' equity:
     Common stock issued, $.25 par value                                                65,099             64,787
     Additional paid-in capital                                                      1,564,464          1,554,188
     Retained earnings                                                                 191,387            117,104
     Accumulated other comprehensive income                                             42,264             56,692
                                                                                 --------------     --------------
            Total shareholders' equity                                               1,863,214          1,792,771
                                                                                 --------------     --------------
                     Total liabilities and shareholders' equity                $     5,600,258    $     5,292,932
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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (In thousands, except per-share amounts)

                                                                                            1999             1998
                                                                                         ------------     ------------

Revenues                                                                             $       271,517  $      236,324
                                                                                         ------------     ------------

Operating expenses:
    Network expenses                                                                          18,648          24,931
    Depreciation and amortization                                                             64,628          50,004
    Other operating expenses                                                                 167,245         142,403
                                                                                         ------------     ------------
      Total operating expenses                                                               250,521         217,338
                                                                                         ------------     ------------

    Income from operations                                                                    20,996          18,986

Other income, net                                                                              9,482           8,030
Minority interest                                                                              5,301           3,788
Interest expense                                                                              21,745          17,181
                                                                                         ------------     ------------

     Income before income taxes, dividends on convertible preferred securities
      and discontinued operations                                                              14,034          13,623

Income taxes                                                                                   3,956           1,504
                                                                                         ------------     ------------

     Income before dividends on convertible preferred securities and
        discontinued operations                                                               10,078          12,119

Dividends on convertible preferred securities, net of income tax benefit                       1,553           1,553
                                                                                         ------------     ------------

     Income before discontinued operations                                                     8,525          10,566

Discontinued operations:
     Income from discontinued operations, net of tax                                           3,383           3,895
                                                                                         ------------     ------------

     Net income                                                                               11,908          14,461

Other comprehensive (loss), net of tax and reclassification adjustment                           (17)         (3,310)
                                                                                         ------------     ------------

     Total comprehensive income                                                      $        11,891  $       11,151
                                                                                         ============     ============

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Continued)
                    (In thousands, except per-share amounts)

                                                                                            1999              1998
                                                                                         ------------     ------------
Income before discontinued operations per common share:
     Basic                                                                           $           .04  $           .04  *
     Diluted                                                                         $           .04  $           .04  *

Income from discontinued operations per common share:
     Basic                                                                           $           .01  $           .02  *
     Diluted                                                                         $           .01  $           .02  *

Net income per common share:
     Basic                                                                           $           .05  $           .06  *
     Diluted                                                                         $           .05  $           .06  *

Dividend rate declared on common stock                                                            -              .75%
                                                                                         ============     ============

*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (In thousands, except per-share amounts)

                                                                                            1999             1998
                                                                                         ------------     ------------

Revenues                                                                              $      810,213   $      685,375
                                                                                         ------------     ------------

Operating expenses:
   Network expenses                                                                           86,937           73,653
   Depreciation and amortization                                                             186,276          148,943
   Other operating expenses                                                                  493,901          396,484
                                                                                         ------------     ------------
         Total operating expenses                                                            767,114          619,080
                                                                                         ------------     ------------

   Income from operations                                                                     43,099           66,295

Other income, net                                                                             91,946           26,304
Minority interest                                                                             16,987            8,924
Interest expense                                                                              59,142           48,576
                                                                                         ------------     ------------

     Income before income taxes,  dividends on convertible preferred securities, discontinued operations and cumulative effect of change in
        accounting principle                                                                  92,890           52,947

Income taxes                                                                                  30,812            7,044
                                                                                         ------------     ------------

     Income before dividends on convertible preferred securities, discontinued
        operations and cumulative effect of change in accounting principle                    62,078           45,903

Dividends on convertible preferred securities, net of income tax benefit                       4,657            4,657
                                                                                         ------------     ------------

     Income before discontinued operations and cumulative effect of change
        in accounting principle                                                               57,421           41,246

Discontinued operations:
     Income from discontinued operations, net of tax                                          16,863           16,790
                                                                                         ------------     ------------

     Income before cumulative effect of change in accounting principle                        74,284           58,036

Cumulative effect of change in accounting principle, net of income tax benefit
   and related minority interest                                                                   -            2,334
                                                                                         ------------     ------------

     Net income                                                                               74,284           55,702

Other comprehensive (loss) income, net of tax and reclassification adjustment                (14,428)          19,974
                                                                                         ------------     ------------

     Total comprehensive income                                                       $       59,856   $       75,676
                                                                                         ============     ============

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Continued)
                    (In thousands, except per-share amounts)

Income before discontinued operations and cumulative effect of change in                    1999              1998
                                                                                         ------------     ------------
     accounting principle per common share:
     Basic                                                                            $          .22  $           .16  *
     Diluted                                                                          $          .22  $           .16  *

Income from discontinued operations per common share:
     Basic                                                                            $          .07  $           .06  *
     Diluted                                                                          $          .06  $           .06  *

Income before  cumulative  effect of change in  accounting  principle per common share:
     Basic                                                                            $          .29   $          .22  *
     Diluted                                                                          $          .28   $          .22  *

Net income per common share:
     Basic                                                                            $          .29   $          .21  *
     Diluted                                                                          $          .28   $          .21  *

Compounded dividend rate declared on common stock                                                  -            2.27%
                                                                                         ============     ============

*Adjusted for subsequent stock dividends.

The accompanying Notes are an integral part of these Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In thousands)

                                                                                       1999              1998
                                                                                   -------------     -------------

Net cash provided by operating activities                                       $       371,372   $      227,196
                                                                                   -------------     -------------

Cash flows from investing activities:
     Construction expenditures                                                         (452,063)        (351,777)
     Securities purchased                                                              (792,706)        (686,919)
     Securities sold                                                                    757,028          679,717
     Securities matured                                                                   2,035            2,000
     Other                                                                               (2,766)          (4,717)
                                                                                   -------------     -------------
Net cash (used by) investing activities                                                (488,472)        (361,696)
                                                                                   -------------     -------------

Cash flows from financing activities:
     Long-term debt borrowings                                                          315,053          157,823
     Long-term debt principal payments                                                  (90,336)          (4,936)
     Short-term debt repayments                                                        (110,000)               -
     Issuance of common stock                                                             6,742            5,010
     Common stock buybacks                                                                 (411)            (861)
                                                                                   -------------     -------------
Net cash provided from financing activities                                             121,048          157,036
                                                                                   -------------     -------------

Increase in cash                                                                          3,948           22,536
Cash at January 1,                                                                       31,922           35,163
                                                                                   =============     =============
Cash at September 30,                                                           $        35,870   $       57,699
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

     (c) Net Income Per Common Share:
         Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. In 1998, both Basic and Diluted per common share calculations are presented with adjustments for subsequent stock dividends.

     (d) Change in Accounting Principle:
         In April 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start-up costs at the time of adoption be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1998. The net book value of the CLEC's deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statements of income and comprehensive income for the first quarter 1998, net of income tax benefit of $577,000 and related minority interest of $483,000.

(2) Acquisitions:
    ------------
     On May 27, 1999 and September 21, 1999, the Company announced that it had entered into definitive agreements to purchase from GTE Corporation 245,723 telephone access lines (as of year-end 1998) in Arizona, California,
     Minnesota and Nebraska for  approximately   $868,000,000  in  cash.   The
     Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will begin closing in the second quarter 2000.

     On June 16, 1999 the Company announced that it had entered into a series of definitive agreements to purchase from US West 530,000 telephone access lines (as of year-end 1998) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the second quarter 2000.

     The Company expects to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by committed bank credit facilities. The Company expects to permanently fund the purchases with proceeds from the sale of the Company's public services businesses and cash and investment balances.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Discontinued Operations:
     -----------------------
     On August 24, 1999 the Company's Board of Directors approved a plan of disposition for the public services properties, which include the Company's gas, electric and water and wastewater businesses. The Company expects to sell the public services properties, subject to various state and federal regulatory approvals. The proceeds from the sales will be used to fund the telephone access line purchases discussed in Note 2. In accordance with Accounting Principle Board Opinion No. 30 (APBO 30), the Company has accounted for the planned disposition of the public services properties as a discontinued operation. Discontinued operations in the consolidated statements of income reflect the results of operations of the public services properties including imputed interest expense for the periods presented.

     On October 18, 1999 the Company announced that it had agreed to sell its water and wastewater operations to American Water Works, Inc. for an aggregate purchase price of $835,000,000 consisting of $745,000,000 in cash and $90,000,000 of assumed debt. The transaction is expected to close in 2000 following regulatory approvals.


     Summarized financial information for the discontinued operations is set forth below:


                                                             For the three months                 For the nine months
                                                              ended September 30,                 ended September 30,
                                                         ------------------------------     -----------------------------
                                                               ($ in thousands)                    ($ in thousands)
                                                             1999             1998             1999             1998
                                                         -------------    -------------     -------------    ------------

Revenues                                                 $  154,132       $  141,955        $ 467,797       $ 463,114
Operating income                                             16,201           21,352           61,842          71,826
Taxes                                                         1,448            5,123            9,710          18,749
Net income                                                    3,383            3,895           16,863          16,790


                                                           Sept. 30,1999        Dec. 31, 1998
                                                         ----------------    ----------------
                                                         ($ in thousands)    ($ in thousands)
Current assets                                           $     107,833       $     107,916
Net property, plant and equipment                            1,392,879           1,344,030
Other assets                                                    62,057              49,767
                                                          --------------      ---------------
Total net assets                                         $   1,562,769       $   1,501,713
                                                          ==============      ===============

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (4) Income From Continuing Operations Per Common Share:
     --------------------------------------------------
     The reconciliation of the per common share calculations for the three and nine months ended September 30, 1999 and 1998, respectively, are as follows:

                                                           For the three months ended September 30,
                                              ----------------------------------------------------------------
                                                            1999                             1998
                                              --------------------------------   -----------------------------
                                                         ($ in thousands, except for per share amounts)
                                                                       Per                              Per
                                                Income     Shares     Share       Income    Shares     Share
                                              --------------------------------   -----------------------------
   Income before discontinued operations
   per common share:
     Basic                                     $  8,525    260,610  $    .04 $   $ 10,566   260,139  $   .04
     Effect of dilutive options                       -      3,180         -            -       445        -
     Diluted                                   $  8,525    263,790  $    .04 $   $ 10,566   260,584  $   .04

                                                             For the nine months ended September 30,
                                              -----------------------------------------------------------------
                                                            1999                               1998
                                              ---------------------------------   ------------------------------
                                                         ($ in thousands, except for per share amounts)
                                                                       Per                              Per
                                                Income     Shares     Share       Income    Shares     Share
                                              --------------------------------  -------------------------------
   Income before  discontinued  operations
   and  cumulative  effect of change in accounting
   principle per common share:
     Basic                                    $  57,421   259,985   $   .22      $ 41,246   259,409  $   .16
     Effect of dilutive options                       -     2,419         -             -       307        -
     Diluted                                  $  57,421   262,404   $   .22      $ 41,246   259,716  $   .16

     All share amounts represent weighted average shares outstanding for each respective period. 1998 per share amounts have been adjusted for subsequent stock dividends. The diluted per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 2,562,000 potentially dilutive stock options at a range of $11.73 to $14.24 per share. These items were adjusted for subsequent stock dividends and were not included in the diluted per common share calculation for any of the above periods as their effect was antidilutive.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Sale of Investments:
     -------------------
     In January 1999, Centennial Cellular Corp. (Centennial) was merged with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, the Company was required to convert the preferred stock into approximately 2,972,000 shares of Class B Common Stock. The Company received approximately $205,600,000 in cash for all of its Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock. The Company recorded a pre-tax gain of approximately $69,500,000 on this transaction in January 1999 which is included in other income, net.

     On October 1, 1999, Adelphia Communication Corporation (Adelphia) was merged with Century Communications Corp. (Century). The Company owned 1,807,095 shares of Century Class A Common Stock. Pursuant to this merger agreement, Century Class A Common shares were exchanged for $10,832,000 in cash and 1,206,705 shares of Adelphia Class A Common Stock (for a total market value of $79,600,000 based on Adelphia's October 1, 1999 closing price of $57.00). The Company realized and will report a pre-tax gain of approximately $67,600,000 in the fourth quarter of 1999.

     A subsidiary of the Company, in a joint venture with a subsidiary of Century, owned and operated four cable television systems in southern California serving over 90,000 basic subscribers. In July 1999, the Company entered into a separate agreement with Adelphia to sell its interest in the joint venture. Pursuant to this agreement on October 1, 1999, the Company received approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $133,300,000 based on Adelphia's October 1, 1999 closing price of $57.00) and realized and will report a pre-tax gain of approximately $83,900,000 in the fourth quarter of 1999. In addition, Adelphia will assume the Company's interest in the debt of the joint venture.

     During the third quarter 1999, the Company reclassified $49,400,000 related to the Company's joint venture with a subsidiary of Century from other assets to investments. Prior year presentations have been restated to con-form to the current year presentation.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Segment Information:
     -------------------
     The Company is segmented into communications and CLEC. The communications sector provides both regulated and competitive communications services to residential, business and wholesale customers. The CLEC sector is a facilities based integrated communications provider providing a broad range of communications services throughout the United States through the Company's subsidiary, Electric Lightwave, Inc.

     Sector EBITDA consists of sector operating income plus depreciation. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.

                                                                 For the three months                 For the nine months
                                                                  ended September 30,                 ended September 30,
                                                           ----------------------------------   --------------------------------
                                                                   ($ in thousands)                    ($ in thousands)

                                                             1999             1998             1999             1998
                                                         -------------    -------------    -------------    -------------
Communications:
--------------
   Revenues                                           $     233,712    $     218,970    $     712,587    $    643,562
   Inter-sector  revenues                                   (10,050)          (7,660)         (33,072)        (23,086)
   Revenues as reported                                     223,662          211,310          679,515         620,476
   Operating income                                          40,101           39,491          117,494         117,121
   Depreciation                                              54,821           45,914          161,325         137,189
   EBITDA                                                    94,922           85,405          278,819         254,310

CLEC:
----
   Revenues                                           $      48,602    $     25,664     $     132,913    $     67,164
   Inter-sector  revenues                                      (747)           (650)           (2,215)         (2,265)
   Revenues as reported                                      47,855          25,014           130,698          64,899
   Operating loss                                           (19,105)        (20,505)          (74,395)        (50,826)
   Depreciation                                               9,807           4,090            24,951          11,754
   EBITDA                                                    (9,298)        (16,415)          (49,444)        (39,072)

The  following  table is a  reconciliation  of  sector  EBITDA to the total consolidated EBITDA.

                                                                     For the three months                For the nine months
                                                                     ended September 30,                 ended September 30,
                                                               ---------------------------------    -------------------------------
                                                                       ($ in thousands)                    ($ in thousands)
                                                                  1999             1998             1999              1998
                                                              --------------   --------------   --------------    -------------

Sector EBITDA                                              $     85,624      $   68,990       $    229,375     $     215,238
Investment and other income                                       9,482           8,030             22,447            26,304
Gain on sale of Centennial                                            -               -             69,499                 -
Minority interest                                                 5,301           3,788             16,987             8,924
Discontinued operations                                          32,593          36,463            108,711           116,360
                                                              --------------  -------------     --------------    -------------
Consolidated EBITDA                                        $    133,000      $  117,271       $    447,019     $     366,826
                                                              ==============  ==============    ==============    =============

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
     Results of Operations
     ---------------------

     This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the economy of the Company's markets, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, weather conditions, changes in legal and regulatory policy, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones, the mix of products and services offered in the Company's target markets, Y2K issues and the effects of acquisitions and dispositions. Readers should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by the Company or on its behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report and as presented in the Company's 1998 Annual Report on Form 10-K previously filed. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     (a)  Liquidity and Capital Resources
          -------------------------------

     The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. For the nine months ended September 30, 1999, the Company used cash flow from operations and proceeds from net financings and advances from parties desiring utility services to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts were used to partially fund the construction of utility plant.

     In October 1999, the Company arranged for a committed $3,000,000,000 revolving bank credit facility. This credit facility is in addition to credit commitments under which the Company may borrow up to $400,000,000. There were no amounts outstanding under these commitments at September 30, 1999. ELI has committed revolving lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these revolving lines of credit. As of September 30, 1999, $200,000,000 was outstanding under ELI's revolving lines of credit. In April 1999, ELI completed an offering of $325,000,000 of five-year senior unsecured notes. The notes have an interest rate of 6.05% and mature on May 15, 2004. The Company has guaranteed the payment of principal, any premium and interest on the notes when due.

     Sale of Investments
     -------------------

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

     On October 1, 1999, Adelphia Communication Corporation (Adelphia) was merged with Century Communications Corp. (Century). The Company owned 1,807,095 shares of Century Class A Common Stock. Pursuant to this merger agreement, Century Class A Common shares were exchanged for $10,832,000 in cash and 1,206,705 shares of Adelphia Class A Common Stock (for a total market value of $79,600,000 based on Adelphia's October 1, 1999 closing price of $57.00). The Company realized and will report a pre-tax gain of approximately $67,600,000 in the fourth quarter of 1999.

     A subsidiary of the Company, in a joint venture with a subsidiary of Century, owned and operated four cable television systems in southern California serving over 90,000 basic subscribers. In July 1999, the Company entered into a separate agreement with Adelphia to sell its interest in the joint venture. Pursuant to this agreement on October 1, 1999, the Company received approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $133,300,000 based on Adelphia's October 1, 1999 closing price of $57.00) and realized and will report a pre-tax gain of approximately $83,900,000 in the fourth quarter of 1999.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Hungarian Telephone and Cable Corp.
     -----------------------------------

     In May 1999, in connection with Hungarian Telephone and Cable Corp's (HTCC) debt restructuring, the Company cancelled HTCC's $8,400,000 note obligation and the seven-year consulting services agreement in exchange for the issuance by HTCC to the Company of 1,300,000 shares of HTCC Common Stock and 30,000 shares of HTCC's 5% convertible preferred stock. Each share of HTCC convertible preferred stock has a liquidation value of $70 and is convertible at the option of the Company into 10 shares of HTCC Common Stock. To the extent the 1,300,000 HTCC common shares and the 300,000 HTCC common shares underlying the HTCC convertible preferred stock do not achieve an average market closing price of at least $7 per share during a certain period prior to March 31, 2000, HTCC has agreed to issue additional HTCC convertible preferred shares with a value equal to any such shortfall.

     Acquisitions
     ------------

     On May 27, 1999 and September 21, 1999, the Company announced that it had entered into definitive agreements to purchase from GTE Corporation 245,723 telephone access lines (as of year-end 1998) in Arizona, California,
     Minnesota and Nebraska, for  approximately   $868,000,000  in  cash.   The
     Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will begin closing in the second quarter 2000.

     On June 16, 1999 the Company announced that it had entered into a series of definitive agreements to purchase from US West 530,000 telephone access lines (as of year-end 1998) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the second quarter 2000.

     The Company expects to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by committed bank credit facilities. The Company expects to permanently fund the purchases with proceeds from the sale of the Company's public services businesses and cash and investment balances.

     Dispositions
     ------------

     On August 24, 1999 the Company's Board of Directors approved a plan of disposition for the public services properties, which include the Company's gas, electric and water and wastewater businesses. The Company expects to sell the public services properties, subject to various state and federal regulatory approvals. The proceeds from the sales will be used to fund the telephone access line purchases. In accordance with
     Accounting Principle Board Opinion No. 30 (APBO 30), the Company has accounted for the planned disposition of the public services properties as a discontinued operation. Discontinued operations in the consolidated statements of income reflect the results of operations of the public services properties including imputed interest expense for the periods presented.

     On October 18, 1999 the Company announced that it had agreed to sell its water and wastewater operations to American Water Works Inc. for an ag-gregate purchase price of $835,000,000 consisting of $745,000,000 in cash and $90,000,000 of assumed debt. The transaction is expected to close in 2000 following regulatory approvals.

     Business Transformation
     -----------------------

     In conjunction with the Company's transformation from a diversified utility to a telecommunications company, the Company is reviewing the administra-tive and supporting offices' processes, and business and customer support services in order to focus its attention on its core communications businesses. As a result, the Company expects to incur certain charges to earnings in the fourth quarter of 1999.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     Impact of the Year 2000
     -----------------------

     The Y2K issue results from computer programs using a two-digit format, as opposed to four, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors. In late 1997, the Company developed a program to address the Y2K issue. The program was designed to protect the safety and continuity of the Company's service delivery and support capabilities, computer systems and other critical functions. The Company's Y2K program seeks to address problems that could arise: (1) in Information Technology
     (IT) areas including information systems and technologies; (2) in non-IT areas such as communications networks and switches, utility control and monitoring systems, premises, facilities and general business equipment; and (3) due to suppliers of products and services not being Y2K compliant. Each of the Company's sectors has a program office that manages the progress of the Y2K efforts. The Company has determined priorities for taking corrective actions on mission critical systems and products so as to ensure continued delivery of core business activities.

     The Company believes it's Y2K efforts for mission critical systems and products are essentially complete. For the nine months ended
     September 30, 1999, the Company has spent approximately $18,112,000 on its Y2K efforts and expects to spend an additional $8,880,000 on its remaining Y2K efforts. For the nine months ended September 30, 1999, the Company has
     spent  approximately  $11,514,000 on   its  communications  (including ELI)
     Y2K   efforts,  which   includes approximately $11,209,000 on
     communications IT efforts and $305,000 on communications non-IT efforts. For the nine months ended September 30, 1999, the Company has also spent approximately $6,598,000 on its public services Y2K efforts, which includes approximately $2,756,000 on public services IT efforts and $3,842,000 on public services non-IT efforts. In addition, the Company expects to incur $4,800,000 on its IT Y2K efforts and $2,080,000 on its non-IT efforts in the fourth quarter of 1999, and expects to incur $2,000,000 in the year 2000.

     The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Funding of the Y2K costs is expected to occur from operating cash flows, cash and investments and proceeds from the issuance of securities and/or other borrowings.

     Certain public services state regulatory commissions, where the Company operates, have issued orders allowing the deferral of Y2K costs for consideration in future rate proceedings. In accordance with these orders the Company deferred $2,328,000 related to its discontinued operations in 1999.

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

     Contingency plans for the Company were completed by June 30, 1999. The plan is dedicated to ensuring that established and expected levels of customer service are maintained without interruption, while core business functionality is preserved during the millennium transition. Additionally, the plan utilizes existing operating policies and procedures, disaster re-covery plans, and enterprise prioritization of all systems and applications by examining potential exposures while documenting clear mitigation strategies. Contingency planning, risk mitigation, and testing activities will continue through the year 1999 and into the year 2000 by all Company organizations. Revisions to the plan will be made when necessary.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


     The Company believes its mission critical systems and products are essentially Y2K ready. The Company is and will continue to use both internal and external resources to reprogram, replace and test software and address remediation of IT and non-IT operational assets for Y2K compliance. Testing, remediation and monitoring will continue through the remainder of 1999 to verify that there are no outstanding problems that were not captured during the initial Y2K efforts. Also, review, modifications and testing of the contingency plans will take place throughout the remainder of 1999 and into the year 2000.

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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

     (b)  Results of Operations
          ---------------------

                                    REVENUES
                                    --------

     Revenues for the three and nine months ended September 30, 1999 increased $35.2 million, or 15%, and $124.8 million, or 18%, respectively, as compared with the prior year periods primarily due to an increase in communication's network access services and CLEC's local telephone and long distance services.


                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                          %                                              %
                                                                      Increase/                                      Increase/
Communications revenues                      1999           1998      (Decrease)           1999            1998      (Decrease)
-----------------------                -----------    -----------    -------------    -----------    -----------    -------------
Network access services             $     124,137  $     107,325          16%      $    381,341   $     315,332           21%
Local network services                     72,167         66,439           9%           214,159         194,753           10%
Long distance and data services            17,480         26,435         (34%)           58,413          74,622          (22%)
Directory services                          8,178          7,949           3%            24,950          23,757            5%
Other                                      11,750         10,822           9%            33,724          35,098           (4%)
Eliminations                              (10,050)        (7,660)          N/A          (33,072)        (23,086)            N/A
                                       -----------    -----------                     -----------    -----------
                                    $     223,662  $     211,310           6%      $    679,515   $     620,476           10%
                                       ===========    ===========                     ===========    ===========

     Network access services revenues for the three and nine months ended September 30, 1999 increased $16.8 million, or 16%, and $66 million, or 21%, as compared with the prior year periods primarily due to increased minutes of use, an increase in special access revenues and a universal service fund settlement.

     Local network services revenues for the three and nine months ended September 30, 1999 increased $5.7 million, or 9%, and $19.4 million, or 10%, respectively, as compared with the prior year periods primarily due to access line growth and increased enhanced services revenues.

     Long distance and data services revenues for the three and nine months ended September 30, 1999 decreased $9 million, or 34%, and $16.2 million, or 22%, respectively, as compared with the prior year periods primarily due to the elimination of long distance product offerings to out-of-territory customers, partially offset by increased long distance minutes of use by in-territory customers.

     Directory services revenues for the three and nine months ended September 30, 1999 increased $.2 million, or 3%, and $1.2 million, or 5%, respectively, as compared with the prior year periods primarily due to an increase in advertising revenue.

     Other revenues for the three months ended September 30, 1999 increased $.9 million, or 9%, as compared with the prior year period primarily due to increased tariff revenues. Other revenues for the nine months ended September 30, 1999 decreased $1.4 million, or 4%, as compared with the prior year period primarily due to the phasing out of certain surcharges resulting from regulatory decisions in California and New York.

     Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations and CLEC operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES



                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                           %                                              %
                                                                       Increase/                                      Increase/
CLEC revenues                               1999             1998     (Decrease)           1999             1998     (Decrease)
-------------                          -----------     -----------    ------------    -----------     -----------    ------------
Network services                    $     14,024    $       9,009           56%    $     37,431    $      26,487          41%
Local telephone services                  22,313            9,987          123%          55,221           23,780         132%
Long distance services                     4,812            2,512           92%          22,587            6,233         262%
Data services                              7,453            4,156           79%          17,674           10,664          66%
Eliminations                                (747)            (650)          N/A          (2,215)          (2,265)         N/A
                                       -----------     -----------                    -----------     -----------
                                    $     47,855    $      25,014           91%    $    130,698    $      64,899         101%
                                       ===========     ===========                    ===========     ===========

     Network services revenues for the three and nine months ended September 30, 1999 increased $5 million, or 56%, and $10.9 million, or 41%, respectively, as compared with the prior year periods primarily due to sales of additional circuits to new and existing customers.

     Local telephone services revenues for the three and nine months ended September 30, 1999 increased $12.3 million, or 123%, and $31.4 million, or 132%, respectively, as compared with the prior year periods primarily due to an increase in reciprocal compensation revenues that are earned under various interconnection agreements including new agreements that began in the second and third quarters of 1999. In addition, increased sales of the integrated service digital network (ISDN) product to Internet Service Providers and an increase in local dial tone services contributed to the increase.

     The CLEC has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the Incumbent Local Exchange Carrier's and the CLEC's networks. On February 25, 1999, the Federal Communications Commission issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to Internet Service Providers as "largely" interstate in nature which may have an effect on the recognition of reciprocal compensation revenues in the future.

     Long distance services revenues for the three and nine months ended September 30, 1999 increased $2.3 million, or 92%, and $16.4 million, or 262%, respectively, as compared with the prior year periods primarily due to large increases in minutes processed as a result of adding new customers and expanded services for existing customers, partially offset by decreased sales efforts for prepaid service programs due to the CLEC's strategic decision to eliminate low margin activities.

     Data services revenues for the three and nine months ended September 30, 1999 increased $3.3 million, or 79%, and $7 million, or 66%, respectively, as compared with the prior year periods primarily due to increased sales and customer demand for Internet and frame relay services.

     Eliminations reflect intercompany activity between the Company's CLEC and communications sectors.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


                               OPERATING EXPENSES
                               ------------------

                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Network expenses                 $      29,445   $      33,981          (13%)    $     122,224  $      99,004           23%
Eliminations                           (10,797)         (9,050)            N/A         (35,287)       (25,351)           N/A
                                    -----------     -----------                     -----------    -----------
                                 $      18,648   $      24,931          (25%)    $      86,937  $      73,653           18%
                                    ===========     ===========                     ===========    ===========

     Network expenses for the three months ended September 30, 1999 decreased $4.5 million, or 13%, as compared with the prior year period primarily due to CLEC vendor credits and the Company's decreased long distance minutes of use associated with out-of-territory long distance customers. Network expenses for the nine months ended September 30, 1999 increased $23.2 million, or 23%, as compared with the prior year period primarily due to expenses related to the CLEC national data expansion, partially offset by CLEC vendor credits and decreased communications sector long distance minutes of use associated with out-of-territory long distance customers.

     Eliminations represent network expenses incurred by the Company's long distance operation for services provided by its local exchange operations and intercompany activity between the Company's CLEC and communications sectors.



                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                         1999             1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Depreciation and
amortization expense             $     64,628    $      50,004          29%      $     186,276  $     148,943          25%

     Depreciation and amortization expense for the three and nine months ended September 30, 1999 increased $14.6 million, or 29%, and $37.3 million, or 25%, respectively, as compared with the prior year periods primarily due to increased property, plant and equipment.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Other Operating Expenses                  1999            1998     (Decrease)             1999           1998      (Decrease)
------------------------            -----------     -----------    ------------     -----------    -----------    -------------
Operating                        $     134,267   $     112,418           19%     $     394,274  $     318,955           24%
Taxes other than income                 15,830          15,791            -             48,286         43,733           10%
Sales and marketing                     17,148          14,194           21%            51,341         33,796           52%
                                    -----------     -----------                     -----------    -----------
                                 $     167,245   $     142,403           17%     $     493,901  $     396,484           25%
                                    ===========     ===========                     ===========    ===========

     Operating expenses for the three and nine months ended September 30, 1999 increased $21.8 million, or 19%, and $75.3 million, or 24%, respectively, as compared with the prior year periods primarily due to increased CLEC expenses relating to the expansion of data services and products exit costs to eliminate the low margin prepaid phone card and videoconference products, communications sector Y2K expenses and expenses associated with Rhinelander Telecommunciations, Inc.

     Taxes other than income for the nine months ended September 30, 1999 increased $4.6 million, or 10%, as compared with the prior year period primarily due to increases in payroll and property taxes.

     Sales and marketing expenses for the three and nine months ended September 30, 1999 increased $3 million, or 21%, and $17.5 million, or 52%, respectively, as compared with the prior year periods primarily due to increased personnel and product advertising to support the delivery of services in existing and new markets including the expansion of CLEC data services and products.

        OTHER INCOME, NET/MINORITY INTEREST/INTEREST EXPENSE/INCOME TAXES
        -----------------------------------------------------------------

                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
Other Income, Net                         1999            1998     (Decrease)             1999           1998      (Decrease)
-----------------                   -----------     -----------    ------------     -----------    -----------    -------------
Investment income                $       8,205   $       8,237            -      $      88,784  $      24,754          259%
Other                                    1,277            (207)         717%             3,162          1,550          104%
                                    -----------     -----------                     ----------     -----------
                                 $       9,482   $       8,030           18%     $      91,946  $      26,304          250%
                                    ===========     ===========                     ===========    ===========

     Investment income for the nine months ended September 30, 1999 increased $64 million, or 259%, as compared with the prior year period primarily due to the $69.5 million gain on the sale of the Company's investment in Centennial in January 1999, partially offset by lower investment income earned due to lower average investment balances.

     Other income for the three and nine months ended September 30, 1999 increased $1.5 million, or 717%, and $1.6 million, or 104%, respectively, as compared with the prior year periods primarily due to a increase in the equity component of Allowance for Funds Used during Construction.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998     (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    ------------
Minority interest                $       5,301   $       3,788          40%      $      16,987  $       8,924          90%


     Minority  interest  represents  the 17.55%  minority share of the Company's
     CLEC subsidiary's loss before the income tax benefit and the cumulative effect of change in accounting principle in 1998. Minority interest for the three and nine months ended September 30, 1999 increased $1.5 million, or 40%, and $8.1 million, or 90%, respectively, as compared with the prior year periods primarily due to increased losses recorded by ELI.


                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Interest expense                 $      21,745   $      17,181          27%      $      59,142  $      48,576          22%

     Interest expense for the three and nine months ended September 30, 1999 increased $4.6 million, or 27%, and $10.6 million, or 22%, respectively, as compared with the prior year periods primarily due to an increase in the usage of ELI's outstanding line of credit and the issuance of $325 million of five-year unsecured notes in April 1999 by ELI.

                                                  For the three months                            For the nine months
                                                  ended September 30,                             ended September 30,
                                      ---------------------------------------------    -------------------------------------------
                                                    ($ in thousands)                                ($ in thousands)
                                                                        %                                              %
                                                                    Increase/                                      Increase/
                                          1999            1998     (Decrease)             1999           1998      (Decrease)
                                    -----------     -----------    ------------     -----------    -----------    -------------
Income taxes                     $       3,956   $       1,504         163%      $      30,812  $       7,044         337%

     Income  taxes  for the three  and nine  months  ended  September  30,  1999 increased $2.5 million, or 163%, and $23.8 million, or 337%,  respectively, as compared with the prior year periods primarily due to changes in taxable income and an increase in the effective  tax rate.  The effective tax rates for 1999 and 1998 both reflect the impact of  non-taxable  income and other favorable permanent differences. The impact of the aforementioned items for the  1999  tax  year is  being  reduced  by the  increased  pre-tax  income resulting from the sale of investments included in other income.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                             DISCONTINUED OPERATIONS
                             -----------------------

                                                    For the three months                         For the nine months
                                                    ended September 30,                          ended September 30,
                                          -----------------------------------------    -----------------------------------------
                                                      ($ in thousands)                             ($ in thousands)
                                                                           %                                           %
                                                                       Increase/                                   Increase/
                                             1999         1998        (Decrease)         1999         1998        (Decrease)
                                          -----------  ------------  --------------  ------------  ------------  --------------

    Revenues                            $   154,132  $    141,955          9%      $    467,797  $     463,114         1%
    Operating income                         16,201        21,352        (24%)           61,842        71,826        (14%)
    Net income                                3,383         3,895        (13%)           16,863        16,790          -

     Revenues from discontinued operations for the three and nine months ended September 30, 1999 increased $12.2 million, or 9%, and $4.7 million, or 1%, respectively, as compared with the prior year periods primarily due to higher purchased electric energy and fuel oil costs passed on to customers, increased consumption and customer growth.

     Operating income from discontinued operations for the three and nine months ended September 30, 1999 decreased $5.2 million, or 24%, and $10 million, or 14%, respectively, as compared with the prior year periods primarily due to a commission ordered one time customer refund in one of the Company's service areas and increased payroll and Y2K costs, partially offset by an increase in gross margins.

     Net income from discontinued operations for the three months ended September 30, 1999 decreased $.5 million, or 13%, as compared with the prior year period primarily due to a commission ordered one time customer refund in one of the Company's service areas and increased payroll and Y2K costs, partially offset by a decrease in income taxes.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   NET INCOME AND NET INCOME PER COMMON SHARE
                   ------------------------------------------

                                                     For the three months                          For the nine months
                                                      ended September 30,                          ended September 30,
                                           ------------------------------------------    -----------------------------------------
                                                       ($ in thousands)                              ($ in thousands)
                                                                        %                                           %
                                                                    Increase/                                   Increase/
                                          1999         1998        (Decrease)         1999          1998       (Decrease)
                                      ------------  ------------  --------------  ------------  ------------- --------------
Net income                         $     11,908   $    14,461         (18%)     $     74,284  $     55,702         33%

Net income per common share:
  Basic                            $         .05 $        .06         (17%)     $        .29  $        .21         38%
  Diluted                          $         .05 $        .06         (17%)     $        .28  $        .21         33%

Net  income  and  net  income per share for the three months ended September 30,
1999 decreased $2.6  million, or  18%, and .01(cent),  or 17%, respectively,  as compared  with the prior year  period  primarily  due to increased  losses  from the Company's CLEC subsidiary, Y2K costs and an increase in the effective income
tax rate.   Net  income  and  net  income per  share  for the  nine months ended
September 30, 1999 increased  $18.6 million, or 33%, and .08(cent),  or 38%, re-
spectively,  as compared with the prior year period  primarily  due to the first quarter  $69.5  million  gain  on  the  sale  of  the  Company's  investment  in
Centennial,  partially  offset  by  increased  losses  from  the  Company's CLEC subsidiary and Y2K costs.


                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

The Company is exposed to the impact of interest rate and market risks. In the normal course of business, the Company employs established policies, procedures and internal processes to manage its exposure to interest rate and market risks. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt on a majority of its borrowings and refinances debt when advantageous. In an effort to reduce interest rate risk the Company's CLEC subsidiary issued fixed interest rate $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by the Company. The notes have a fixed interest rate. The net proceeds from the issuance were used to repay outstanding borrowings under the CLEC's floating rate bank credit facility. The Company maintains a portfolio of investments consisting of both equity and debt financial instruments. The Company's equity portfolio is primarily comprised of investments in communications companies. The Company's bond portfolio consists of government, corporate and municipal fixed-income securities. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity is not material to the Company's consolidated financial position, results of operations or cash flows.

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

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleged that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs sought to recover unspecified compensatory damages. The Company and the individual defendants believed the allegations are unfounded and filed a motion to dismiss on March 27, 1998. On March 30, 1999 the Court dismissed the action. On April 29, 1999 the plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit. A briefing schedule was established and argument is to be held no earlier than November 29, 1999.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's Common Stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that the Company and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. (HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company's motion to dismiss the amended complaint was filed on October 13, 1998. The Court dismissed the action with prejudice on June 28, 1999. The Plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit and briefing is to be completed by December 20, 1999, with argument to be held not earlier than January 17, 2000.

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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibit:
             27 Financial data schedule for the period ended September 30, 1999.


         b)  Reports on Form 8-K:
             The  Company  filed on Form 8-K dated  August 5, 1999  under Item 7
             "Exhibits," a press release announcing financial results for the quarter ended June 30, 1999 and certain operating data.

             The Company filed on Form 8-K dated  September 22, 1999 under  Item
             5 "Other Events" and Item 7 "Exhibits," a press release announ-cing definitive agreements to purchase 58,723 telephone access lines from GTE Corporation.

             The Company  filed on Form 8-K dated October 18, 1999 under  Item 5
             "Other Events" and Item 7 "Exhibits," a press release announcing that it had agreed to sell its water and wastewater operations to American Water Works, Inc.


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






                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                           By: /s/ Robert J. DeSantis
                               ---------------------------
                               Robert J. DeSantis
                               Vice President and
                               Chief Financial Officer

                           By: /s/ Livingston E. Ross
                               ---------------------------
                               Livingston E. Ross
                               Vice President and
                               Chief Accounting Officer



Date: November 12, 1999