Form 10-K
period 1999-12-31
CITIZENS UTILITIES CO
filed 2000-03-23
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number 001-11001
                          -----------------                            ---------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             CITIZENS UTILITIES COMPANY
                             --------------------------
               (Exact name of registrant as specified in its charter)

         Delaware                                        06-0619596
----------------------------                 -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                3 High Ridge Park
                                  P.O. Box 3801
                           Stamford, Connecticut 06905
                           ---------------------------
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code:  (203) 614-5600
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:
Common  Stock,  par value $.25 per share                                                 New York Stock Exchange
Guarantee of Convertible Preferred Securities of Citizens Utilities Trust                New York Stock Exchange
Citizens Convertible  Debentures                                                         N/A
Guarantee of Partnership Preferred Securities of Citizens Utilities Capital L.P.         N/A
--------------------------------------------------------------------------------     -------------------------------------
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

                                    Yes X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000 was $3,895,575,671.

The number of shares outstanding of the registrant's Common Stock as of February 29, 2000 was 262,924,506.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders to be held on May 18, 2000 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                                                                        Page
                                                                                        ----
PART I
--------

Item 1.   Description of Business                                                        2
            General Development of Business                                              2
            Financial Information about Industry Segments                                2
            Narrative Description of Business                                            3
              Communications                                                             3
              Electric Lightwave                                                         5
              Acquisitions and Investments                                               8
              General                                                                    8
            Financial Information about Foreign and Domestic
              Operations and Export Sales                                                9

Item 2.   Description of Property                                                        9

Item 3.   Legal Proceedings                                                             10

Item 4.   Submission of Matters to Vote of Security Holders                             11

Executive Officers                                                                      11

PART II
--------

Item 5.   Market for the Registrant's Common Equity
            and Related Stockholder Matters                                             13

Item 6.   Selected Financial Data                                                       14

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                               14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                    25

Item 8.   Financial Statements and Supplementary Data                                   25

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                    25

PART III  Incorporation by Reference to the 2000 Proxy Statement                        25
--------

PART IV
--------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               25

Signatures                                                                              29

Index to Consolidated Financial Statements                                             F-1


                                     PART I

Item 1.   Description of Business
          -----------------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

(a)   General Development of Business
      -------------------------------

The "Company" includes Citizens Utilities Company and its subsidiaries except where the context or statement indicates otherwise. The Company provides, through subsidiaries, communications services primarily to rural and suburban customers throughout the United States, and competitive local exchange carrier
(CLEC) services to retail business customers and to other communications carriers through its 82% owned subsidiary, Electric Lightwave Inc. (ELI).

The Company was incorporated in Delaware in 1935 to acquire the assets and business of a predecessor public utility corporation. Since then, the Company has grown as a result of investment in owned operations and from numerous acquisitions of additional communications and public utility operations.

During 1998, the Company announced its intent to separate its telecommunications and public utility operations into two stand-alone publicly traded companies. This separation was being made in recognition of the different investment features, performance criteria, capital structures, dividend policies, customer requirements and regulatory designs of each business, and would allow each business to pursue its own strategy and compete more effectively in its respective markets. During 1999, opportunities became available to acquire telephone access lines that meet the Company's investment criteria while the private market valuations for public utility operations increased. Accordingly, the Company abandoned its separation strategy and announced its intention to acquire telephone access lines and divest its public utility operations by sale.

The Company continues to expand through internal investment in its telephone and CLEC operations and acquisition of additional communications operations. The Company's new subsidiary, Citizens Capital Ventures will explore opportunities to build and support internet based communications solutions to achieve synergies with the systems and content sides of our business. To enable the strategy, the Company has assembled a management team skilled in wireline, wireless, cable and Internet technology and marketing skills.

Between May and December 1999, the Company announced that it had entered into agreements to purchase approximately 911,000 telephone access lines for $2.8 billion (See Acquisitions and Investments in section (c) below). In October 1999, the Company announced the sale of its water and wastewater treatment businesses for $835 million and in February 2000 announced the sale of its electric businesses for $535 million. The proceeds from these sales, along with the planned sale of the Company's gas businesses, will be used to permanently fund telephone access line purchases. The Company's financial resources and operating performance enable it to make the investments and conduct the operations necessary to serve growing areas and to expand through acquisitions.

(b)   Financial Information about Industry Segments
      ---------------------------------------------

The Company traditionally measured its segments by service (Communications, ELI, Gas, Electric, Water and Wastewater). The Gas, Electric, Water and Wastewater segments have been discontinued and are no longer presented. As the Company becomes solely a telecommunications provider, the measurement of segments will evolve to be more representative of the Company's business activities.

Note 16 of the Notes to Consolidated Financial Statements included herein sets forth financial information about industry segments of the Company for the last three fiscal years.

(c)   Narrative Description of Business
      ---------------------------------

COMMUNICATIONS
--------------

Through its subsidiaries, collectively known as Citizens Communications, the Company provides both regulated and competitive communications services to residential, business and wholesale customers. Communications services consist of local network services, network access services, long distance services, directory advertising, centrex, custom calling and caller ID services, paging, cellular, Internet access, voice mail and conference calling and cable television services. The Company provides local network services to the following approximate number of access lines in the following states:

                                                Local Network
                        State                   Access Lines
                        ------                  ------------
                        New York                  330,500
                        West Virginia             152,200
                        Arizona                   147,900
                        California                136,500
                        Tennessee                 101,800
                        Nevada                     27,300
                        Wisconsin                  25,700
                        Utah                       22,800
                        Idaho                      21,100
                        Oregon                     14,800
                        Montana                     8,600
                        New Mexico                  6,200
                        Pennsylvania                1,400
                                                 --------
                        Total                     996,800
                                                 ========

The Company provides network access services and billing and collections services primarily to AT&T Corporation, MCI WorldCom, Inc. and Sprint Corporation. The Company is also enhancing its network support systems to offer local resale capabilities in its local exchange franchise serving areas to emerging CLECs.

The Company owns a one-third interest and is general managing partner of Mohave Cellular, a cellular limited partnership, currently operating twelve cell sites in Arizona. By year-end 2000 the partnership expects to be operating seven additional sites.

Strategy

The Company's traditional telephone operations and those of ELI will be operated in close conjunction with each other to become a total communications provider of voice, data, text and image services to enable our communities to have 24-hour access to the world, with the Company having the ability to satisfy all of its customer's communications needs. The Company is increasing service levels, product availability and adding customers through customer growth, acquisitions and the planned expanded use of ELI's national broadband network (see ELI discussion). To better serve our expanding customer base, the Company is migrating to a regional operational structure. This will put management and operating resources closer to the customer and solidify commitments to communities served.

Regulatory Environment

Local Exchange Competition
--------------------------
The Telecommunications Act of 1996 (the 1996 Act), which became law in February 1996, is dramatically changing the telecommunications marketplace, including the rural areas served by the Company. The Federal Communications Commission (FCC) and many state regulatory agencies are conducting extensive rule-making proceedings to implement the Act. New and proposed FCC and state rules have impacted, and will continue to impact, the Company's operations.

The primary thrust of the 1996 Act was to open local telecommunications markets to competition while preserving universal telecommunications service. The 1996 Act and subsequent FCC interconnection decisions established the relationships between Incumbent Local Exchange Carriers (ILECs), such as the Company and

Competitive Local Exchange Carriers (CLECs), such as the Company's subsidiary ELI, and the mechanisms for competitive market entry. Though smaller carriers like Citizens, who serve predominantly rural markets, did receive a qualified exemption from some of the technical requirements imposed upon all ILECs for interconnection arrangements, the Company did not receive an exemption from interconnection or local exchange competition in general. The exemption, which is known as the rural telephone company exemption, continues until a bona fide request for interconnection is received from a CLEC, and a state regulatory commission with jurisdiction determines that discontinuance of the exemption is warranted. The state commission must determine that discontinuing the exemption will not adversely impact the availability of universal service in the state nor impose an undue economic hardship on the Company, and that the requested interconnection is technically feasible.

Under the 1996 Act and subsequent FCC rules, a CLEC can compete using one or more of three mechanisms. The first is by construction of its own local exchange facilities, in which case the ILEC's sole obligation is interconnection for purposes of traffic interchange. The second allows CLECs to purchase unbundled network elements (UNEs) at cost from the ILEC and assemble them into local exchange services and/or supplement the facilities it already owns. The third is by resale of the ILEC's retail services purchased at wholesale rates from the ILEC. Since passage of the 1996 Act, Citizens has received over 172 requests for interconnection. Over 50 individual competitors are operating in the Company's markets. These competitors are mainly serving internet service providers and a few large business customers. Some competitors have taken advantage of the ILEC's requirement to pay the CLEC reciprocal compensation for traffic delivered to the CLEC. The explosion of the internet has provided CLECs with an immediate mechanism to build traffic and reciprocal compensation revenues. The Company's rural markets have limited the impact of reciprocal compensation, but additional threats are expected as CLECs begin to move into second and third tier markets. In 1999, the Company paid approximately $160,000 in reciprocal compensation. However, the Company has signed additional reciprocal compensation agreements and has several pending that will increase reciprocal compensation in 2000. While Citizens Communications is a reciprocal compensation payor, ELI is a reciprocal compensation receiver. The Company expects the impact of reciprocal compensation in the future to be somewhat mitigated by lower interconnection rates and the spread of Digital Subscriber Line (DSL) and other network services that allow customers to obtain a direct link to the internet at a lower cost. These types of non-switch arrangements are not expected to be subject to reciprocal compensation.

After being overturned by the United States Court of Appeals for the Eighth Circuit, the FCC's rules providing guidance to the states on the minimum required UNEs and the pricing of interconnection services were reinstated by the United States Supreme Court (the Court) in 1999. The Court's decision also remanded to the FCC for further consideration the articulation of the minimum required UNEs. Late in 1999, the FCC issued its order on the remand. That order designated almost all of the earlier designated UNEs as a minimum requirement and promulgated several new ones. Of the newly designated UNEs, the one that could have the greatest impact upon the Company is known as line sharing. Line sharing requires the Company to make the necessary arrangements to allow competitive DSL providers to access the data portion of each of the Company's local dial tone lines. What this means is that competitors could provide DSL service to Company's customers without having to also provide voice grade services.

Universal Service Reform
------------------------
Under the 1996 Act, the FCC was charged with the task of transforming the historical implicit subsidy mechanisms into an explicit arrangement, which would be funded in a nondiscriminatory manner by all telecommunications providers. Historically, ILEC rates for non-basic services were set high to offset below cost rates for basic services, predominantly local residential services. However, regulatory and legislative mandates combined with competitive pressures dictate that prices for all telecommunications services become more aligned with their cost. In October 1999, the FCC established a new universal service mechanism for non-rural carriers. As a rural carrier, the Company is not subject to the new mechanism, and will continue to receive universal service funds under the current embedded cost based universal service fund. In 2000, the FCC is expected to begin reviewing alternatives for a new universal service program for rural carriers.

Price Cap Reform
----------------
Price cap regulation is a form of rate regulation in which the interstate rates of affected ILECs are subject to maximums that are periodically adjusted according to a mechanism contained in the FCC's rules. The mechanism adjusts rates each year by the inflation rate less a productivity factor known as the X-factor. The FCC last set the X-factor at 6.5% effective on July 1, 1996 by the Price Cap Reform Order issued in May 1997. Price cap carriers are allowed to retain all earnings generated by operating at or below the capped rates. In this manner, affected ILECs are rewarded for achieving operating efficiencies. The Company has elected to be subject to price cap regulation.

In 1999 the Court, in a decision that will take effect on April 1, 2000, vacated the FCC's May 1997 Price Cap Reform Order. The Court found that the FCC had not properly supported their calculation of the 6.5% X-factor and then remanded the calculation of the X-factor to the FCC for further consideration and articulation. The FCC is currently reviewing this matter and is expected to issue an order before April 1, 2000 establishing a revised X-factor. The revised factor should become effective on July 1, 2000. It is possible, but unlikely that, the new factor will be retroactively applied to July 1, 1996.

Regional Bell Operating Company Long Distance Entry
---------------------------------------------------
Under the 1996 Act the Regional Bell Operating Companies (RBOCs) were precluded from competing in most long distance markets until they satisfied the state regulatory authority with jurisdiction and the FCC that their markets had been sufficiently opened to local exchange competition. In October 1999, the New York Public Service Commission (NYPSC) determined that Bell Atlantic's markets in the state were sufficiently open to local exchange competition, and recommended to the FCC that Bell Atlantic be granted approval to enter all long distance markets in the state. In December 1999, the FCC concurred and allowed Bell Atlantic to begin offering all long distance services to its customers in New York. Since the Company currently offers long distance service in New York, it is possible that the entry of Bell Atlantic into this market could impact the Company's operations. The FCC and other states may take similar actions for other RBOCs and states during 2000.

Competition

As discussed more fully in Regulatory Environment, in each of the Company's markets, there is the potential for competition from several sources including, but not limited to, other ILECs for local network services; CLECs for enhanced data and Internet services; Long distance providers including AT&T Corporation, MCI WorldCom and Sprint Corporation, as well as, other communications businesses who provide an array of other communications services including cable television companies (CATVs), electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users. Although the potential for competition exists in many forms, the Company is the dominant ILEC in all of its service territories, and believes itself to be well positioned to manage competitive threats.

ELECTRIC LIGHTWAVE
------------------
ELI is a facilities-based integrated communications provider providing a broad range of communications services to businesses. ELI provides the full range of products and services, including switched local and long distance voice services, enhanced data communications services and dedicated point-to-point services, in the western United States. ELI markets in the western United States to retail business customers, who are primarily communications-intensive organizations, and nationally to wholesale customers, who are communications carriers themselves.

ELI currently provides the full range of its services in seven major cities and their surrounding areas, including:

        Boise, Idaho                Phoenix, Arizona
        Portland, Oregon            Sacramento, California
        Salt Lake City, Utah        Seattle, Washington
        Spokane, Washington

The major cities include an extensive network of approximately 1,871 route miles of fiber optic cable installed to create a series of Synchronous Optical Network (SONET) rings, which provide a higher degree of stability and dependability. Switched service, including local dial tone, is provided from 8 Nortel DMS 500 switches in the primary major cities. ELI also has transmission equipment colocated with switches of the ILEC at 55 locations.

ELI has broadband data points of presence in its major cities as well as other strategic cities across the United States, including:

        Atlanta, Georgia                Austin, Texas
        Chicago,  Illinois              Cleveland, Ohio
        Dallas, Texas                   Denver, Colorado
        Houston, Texas                  Las Vegas, Nevada
        Los Angeles, California         New York, New York
        Philadelphia, Pennsylvania      San Diego, California
        San Francisco, California       Washington, D.C.

ELI has developed an Internet backbone network with 42 routers providing Internet connectivity in each of its markets, including presence at all major network access points and over 125 "peering arrangements" with other Internet backbone service providers. A peering arrangement is an agreement where Internet backbone service providers agree to allow each other direct access to Internet data contained on their networks. In addition, ELI's broadband network consists of 32 frame relay switches, 23 Asynchronous Transfer Mode (ATM) switches and 77 network-to-network interfaces. National and international coverage is provided through strategic relationships with other communications providers.

ELI owns or leases broadband long-haul fiber optic network connections between its major cities in the west and its strategic markets across the nation. By carrying traffic on ELI's own facilities, ELI is able to maximize the utilization of its network facilities and minimize network access and certain interconnection costs. As of December 31, 1999, ELI operated long-haul networks with a total route mileage of 2,181 miles, including routes between Phoenix and Las Vegas; Portland and Seattle; Portland and Spokane; Portland and Eugene; Portland and Boise and Boise and Salt Lake City. During 1998, ELI began construction of what it believes will be the largest ringed SONET in the western United States. The approximately 3,200 mile self-healing ring is expected to be completed in 2000 and will connect Portland, Sacramento, San Francisco, Los Angeles, Las Vegas, Salt Lake City and Boise and will include Dense Wave Division Multiplexing (DWDM) equipment. DWDM is a technique for transmitting 16 or more different light-wave frequencies on a single fiber to increase transmission capacity.

In the development of ELI's long-haul facilities, ELI has formed strategic relationships with utility companies that enable ELI to (i) utilize existing rights-of-way and fiber optic facilities, (ii) leverage their construction expertise and local permitting experience and (iii) minimize capital requirements in order for ELI to extend its network infrastructure more quickly and economically. In addition to the long-haul agreements, another agreement provides for a fiber optic network in the Phoenix, Arizona metropolitan area.

ELI entered into a fiber-swap agreement during 1999 which exchanges unused fiber on its network for unused fiber on another carrier's network. This exchange will provide ELI with a fiber route from Salt Lake City to Denver and continuing on to Dallas. ELI anticipates incorporating the other carrier's fiber into its network during 2000.

US West Communications, Inc. (US West) accounted for approximately 19% of ELI's revenue in 1999. The revenue from US West consisted primarily of reciprocal compensation relating to the transport and termination of traffic between US West's network and ELI's network and an 18 month take-or-pay agreement.

The following table represents certain operating information relating to ELI:

                                             1999      1998     1997
                                             ----      ----     ----
                Route miles*                4,052     3,091    2,494
                Fiber miles*              214,864   181,368  140,812
                Buildings connected           824       766      610
                Access line equivalents   161,555    74,924   34,328
                Switches and routers
                installed:
                  Voice                         8         7        5
                  Frame Relay                  32        23       20
                  Internet                     42        24       17
                  ATM                          23        14        8
                Customers                   2,371     1,644    1,165

* Route miles and fiber miles also include those to which ELI has exclusive use pursuant to license and lease arrangements.

Strategy

While ELI expects additional network growth in 2000, especially with the completion of its long-haul routes, the primary focus in the next year is targeted at increasing the use of its installed asset base. ELI expects a substantial portion of its growth to come from increased penetration of existing on-net buildings, a focus on sales to customers that are connected to the network and an increase in market share in ELI's seven major cities and surrounding areas. ELI anticipates a higher volume of sales to other carriers with the completion of its long-haul routes.

Regulatory Environment

As a common carrier, ELI is subject to federal, state and local regulation. The FCC exercises jurisdiction over all interstate communications services. State commissions retain jurisdiction over all intrastate communications services. Local governments may require ELI to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

Telecommunications Act of 1996
------------------------------
With the passage of the Telecommunications Act of 1996, the increase in customer demand for enhanced broadband data services and the development of competitive public data and voice networks, ELI has substantially expanded the breadth of its product offering and its geographic reach in the last five years. This includes expanding the number of local fiber networks from two to seven cities in the west and development of the data and Internet network across the U.S. (See additional information related to Telecommunications Act of 1996 in Communications section above).

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and ELI's networks. On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to Internet Service Providers (ISPs) as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that ILECs are bound by the existing interconnection agreements and the state decisions that have defined them. The FCC gave the states authority to interpret existing interconnection agreements. Since the FCC order, Oregon, Washington, California and Arizona have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

State Regulation
----------------
Most state public utilities commissions require communications providers, such as ELI, to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. In the states in which ELI currently operates, ELI is not subject to rate-of-return or price regulation. ELI is subject, however, to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of such requirements is generally less than that applicable to ILECs.

Competition

ILEC Competition
----------------
ELI faces significant competition from the ILECs in each of its facilities-based markets. The ILECs currently dominate the local exchange market and are a de facto monopoly provider of local switched voice services. Primary ILEC competitors are US West, PacBell and GTE Corp. (GTE). ILECs have long-standing relationships with their customers and have financial and technical resources substantially greater than those available to ELI.

CLEC Competition
----------------
Facility-based operational CLEC competitors in ELI's markets include, among others: AT&T Local Services, GST Telecommunications, MCI WorldCom, Inc. and NEXTLINK Communications. In each of the markets in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services, generally at similar prices.

Competition From Others
-----------------------
Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, Inter Exchange Carriers
(IXCs), CATVs, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for ELI. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, IXCs may be motivated to construct their own local facilities or otherwise acquire the right to use local facilities and/or resell the local services of ELI's competitors.

Network Services
----------------
Competition for network services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. ELI's fiber optic networks provide both diverse access routing and redundant electronics, which affords ELI a competitive advantage.

High-Speed Data Service
-----------------------
Competitors for high-speed data services include major IXCs, other CLECs and various providers of niche services (e.g., Internet access providers, router management services and systems integrators). The interconnectivity of ELI's markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on terms as favorable as those available to ELI.

Internet Services
-----------------
The market for Internet access and related services in the United States is extremely competitive, with barriers to entry related to capital costs, bandwidth capacity and internal provisioning and operations processes. Competition is expected to intensify as existing services and network providers and new entrants compete for customers. In addition, new enhanced Internet services such as managed router service and web hosting are constantly under development in the market, and additional innovation in this market is expected by a range of competitors. ELI's current and future competitors include communications companies, including the RBOCs, IXCs, CLECs and CATVs, and other Internet access providers.

ACQUISITIONS AND INVESTMENTS
----------------------------

In January 1999, Centennial Cellular Corp. was merged into a corporation created by Welsh, Carson, Anderson & Stowe. The Company received approximately $205,600,000 in cash for all its Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock.

On May 27, September 21 and December 16, 1999, the Company announced that it had entered into definitive agreements with GTE to purchase approximately 366,000 (as of December 31, 1999) access lines located in Arizona, California, Illinois, Minnesota and Nebraska. The aggregate purchase price is expected to be approximately $1,171,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

On June 16, 1999, the Company announced that it had entered into definitive agreements with US West providing for the purchase of approximately 545,000 (as of December 31, 1999) telephone access lines located in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

In October 1999, Century Communications Corporation (Century) was merged into Adelphia Communication Corporation (Adelphia). The Company received approximately $213,000,000 of proceeds, including approximately $39,000,000 in cash and $174,000,000 in shares of Adelphia Class A Common Stock, for the Company's interest in Century and for the Company's interest in a cable joint venture with Century.

GENERAL
-------

Order backlog is not a significant consideration in the Company's businesses and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government. The Company holds franchises from local governmental bodies which are of varying duration. The Company also holds Certificates granted by various state commissions which are generally of indefinite duration. The Company has no special working capital practices, and the Company's research and development activities are not material. The Company holds no patents, trademarks, licenses or concessions that are material.

The Company had  approximately  6,700 employees,  of which 4,900 were associated
with  continuing   operations  and  1,800  were  associated  with   discontinued
operations, at December 31, 1999.

(d) Financial Information about Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

In 1995, the Company made an initial investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. (HTCC). The investment in HTCC had declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, the Company recognized a loss of $31,900,000 in the HTCC investment in Other income (loss), net in the 1998 statements of income and comprehensive income.

In May 1999, in connection with HTCC's debt restructuring, the Company cancelled a note obligation from HTCC to the Company and a seven-year consulting services agreement in exchange for the issuance by HTCC to the Company of 1,300,000 shares of HTCC Common Stock and 30,000 shares of HTCC's 5% convertible preferred stock. Each share of HTCC convertible preferred stock has a liquidation value of $70 and is convertible at the option of the Company into 10 shares of HTCC Common Stock. To the extent the 1,300,000 HTCC common shares and the 300,000 HTCC common shares underlying the HTCC convertible preferred stock do not achieve an average market closing price of at least $7 per share for the twenty trading days ending March 31, 2000, HTCC has agreed to issue additional HTCC convertible preferred shares with a value equal to any such shortfall. As of March 15, 2000, the stock was trading at $8 13/16 per share.

At December 31, 1999, the Company owns approximately 19% of the HTCC shares presently outstanding. The Company's investment in HTCC is classified as an available for sale security and accounted for using the cost method of accounting. Additionally, the Company has exercised its right to nominate one member of the Board of Directors of HTCC.

Item 2.  Description of Property
         -----------------------

The Administrative Office of the Company is located at 3 High Ridge Park, Stamford, CT 06905 and is leased. The operations support office for Citizens Communications relocated from a leased facility in Dallas, Texas in November 1999 to a new 250,000 square foot owned facility located in Legacy Park at 5600 Headquarters Drive, Plano, TX 75024. The new facility accommodates approximately 1,100 employees and has the acreage necessary for phased expansion up to 750,000 square feet. Citizens Communications is expanding its Call Center operations to meet the needs arising from the integration of access lines being purchased from US West and GTE. New leased call center facilities are currently under construction in Elk Grove, CA and Gloversville, NY. Also under renovation is an 81,700 square foot facility that was purchased in Kingman, AZ for call center expansion. The Company is evaluating an additional call center facility in the Midwest region of the country.

The operations support office for ELI is located at 4400 NE 77th Avenue, Vancouver, WA 98662 in an approximately 98,000 square foot office building which is owned. This building is fully utilized, and ELI leases an additional 93,000 square feet of office space in Vancouver. In addition, ELI has leased local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. ELI leases network hub and network equipment installation sites in various locations throughout the areas in which ELI provides services. The office, warehouse and other facilities leases expire on various dates through October 2008.

Citizens Communications and ELI own property including: telecommunications outside plant, central office, fiber-optic and microwave radio facilities. (See description of business for listing of locations).

Item 3.  Legal Proceedings
         -----------------

In November 1995, the Company's Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (VPSB) called into question the level of rates awarded the Company in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and the Company's Demand Side Management program. In addition, the DPS believed that the Company should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered the Company to reduce its rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates authorized by the VPSB. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed the Company on regulatory probation for a period of at least five years. During this probationary period, the Company could lose its franchise to operate in Vermont if it violates the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, the Company filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB. The appeal has been fully briefed and argued and the Company is awaiting the Court's decision.

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against the Company and five of its officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of Common Stock of the Company between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleged that Citizens and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by the Company, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs sought to recover unspecified compensatory damages. The Company and the individual defendants believed the allegations are unfounded and filed a motion to dismiss on March 27, 1998 and on March 30, 1999 the Court dismissed the action. On April 29, 1999 the plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit. The parties have entered into a settlement stipulation which is subject to the District Court's approval.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against the Company and three of its officers, one of whom is also a director, on behalf of all purchasers of the Company's Common Stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that the Company and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning the Company's relationship with a purported affiliate, Hungarian Telephone and Cable Corp. (HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. The Company and the individual defendants believe that the allegations are unfounded and filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on the Company on July 24, 1998. The Company's motion to dismiss the amended complaint was filed on October 13, 1998 and the Court dismissed the action with prejudice on June 28, 1999. The Plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit, briefing has been completed and oral argument has been scheduled for April 10, 2000.

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

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

None in fourth quarter 1999.

Executive Officers
------------------

Information as to Executive Officers of the Company as of March 1, 2000 follows:




       Name                Age   Current Position and Office
       ----                --    ---------------------------

Leonard Tow                71   Chairman of the Board and Chief Executive Officer
Rudy J. Graf               50   President and Chief Operating Officer
Robert Braden              54   Vice President, Business Development
John H. Casey, III         43   Vice President and Chief Operating Officer, Communications Sector
Robert J. DeSantis         44   Vice President and Chief Financial Officer
Michael G. Harris          53   Vice President, Engineering and New Technology
F. Wayne Lafferty          39   Vice President, Regulatory Affairs
J. Michael Love            48   Vice President and President, Citizens Public Services Sector
L. Russell Mitten          48   Vice President, General Counsel and Assistant Secretary
Livingston E. Ross         51   Vice President and Chief Accounting Officer
Scott N. Schneider         42   Executive Vice President and President, Citizens Capital Ventures
David B. Sharkey           50   Vice President and Chief Operating Officer, Electric Lightwave Sector
Steven D. Ward             33   Vice President, Information Technology

There is no family  relationship  between any of the officers of the Registrant.
The term of office of each of the foregoing officers of the Registrant will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with the Registrant since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive
Officer.  He was also Chief Financial Officer from October 1991 through November
1997. He was a Director and Chief  Executive  Officer of Century  Communications
Corp. from its incorporation in 1973 and Chairman of its Board of Directors from October 1989 until October 1999. He is Director of Hungarian Telephone and Cable
Corp., Chairman of the Board of Electric Lightwave, Inc. and is a Director of the United States Telephone Association.

RUDY J. GRAF has been associated with the Registrant since September 1999. He is currently President and  Chief Operating  Officer of the Registrant.  He is also
Director  and  Chief  Executive  Officer  of  Electric  Lightwave, Inc. Prior to
joining the  Registrant,   he  was  Director,   President  and  Chief  Operating
Officer  of Centennial  Cellular Corp. and Chief Executive Officer of Centennial
DE Puerto Rico from November 1990 to August 1999.

ROBERT BRADEN has been  associated  with the  Registrant since November 1999. He was elected as Vice President,  Business Development in February 2000.  Prior to
joining the   Registrant,   he  was  Vice   President,  Business Development  at
Century Communications  Corp.  from  January  1999  to  October  1999.   He  was
Senior Vice President, Business Development at Centennial  Cellular  Corp.  from
June 1996 to January 1999 and held other officer positions with Centennial since
November 1993.

JOHN H. CASEY,  III has been associated with the Registrant since November 1999.
He is currently Vice President of the Company and Chief Operating Officer of the Communications Sector. Prior to joining the Registrant, he was Vice President,
Operations  from January  1995 to January  1997 and then Senior Vice  President,
Administration of Centennial Cellular until November 1999.

ROBERT J. DESANTIS has been  associated  with the Registrant since January 1986.
He was Vice  President and Treasurer  since October 1991, and Vice President and
Chief Financial Officer since  November  1997. He is currently  Chief  Financial
Officer, Vice President and Treasurer of Electric Lightwave, Inc.

MICHAEL G. HARRIS has been associated with the  Registrant  since December 1999.
He is currently Vice President, Engineering and New Technology. Prior to joining the Registrant, he was Senior Vice President, Engineering of Centennial Cellular



from August 1991 to December 1999. He was also Senior Vice President, Engineer-ing of Century Communications Corp. from June 1991 to October 1999.

F. WAYNE LAFFERTY has been associated with the Registrant since 1994. He was elected Vice President, Regulatory Affairs in February 2000. Prior to that date, he served as Vice President of the Communications subsidiaries since January
1998. Since 1995, he has held senior positions overseeing regulatory affairs of the Communications subsidiaries of the Registrant.

J. MICHAEL LOVE has been associated with the Registrant since May 1990 and from November 1984 through January 1988. He was Vice President, Corporate Planning from March 1991 through January 1997. He was appointed Vice President, Public
Services in January 1997.  In  January  1999,  he was also appointed  President,
Citizens  Public Services Sector.

L. RUSSELL MITTEN has been associated with the Registrant since June 1990. He was General Counsel until June 1991. He has been Vice President, General Coun-sel and Assistant Secretary since June 1991.

LIVINGSTON  E. ROSS has been associated  with the  Registrant since August 1977.
He was Vice  President and  Controller from December 1991 through December 1999.
He is currently Vice President and Chief Accounting Officer.

SCOTT N. SCHNEIDER has been associated  with the Registrant  since October 1999.
He is  currently  Executive  Vice  President  and  President,  Citizens  Capital
Ventures, a wholly owned subsidiary of Citizens. He has been a Director of Electric Lightwave, Inc. since December 1999. Prior to joining the Registrant, he was Director (from October 1994 to October 1999), Chief Financial Officer
(from December 1996 to October 1999),  Senior Vice President and Treasurer (from
June 1991 to October  1999) of Century  Communications  Corp.  He also served as
Director,  Chief  Financial  Officer,  Senior Vice  President  and  Treasurer of
Centennial Cellular from August 1991 to October 1999.

DAVID B. SHARKEY has been associated with the Registrant since August 1994 as President of Electric Lightwave, Inc. He has been President and Chief Operating
Officer of Electric  Lightwave,  Inc.  since  October 1997  and is  Director  of
Electric Lightwave,  Inc.  Additionally,  he has been  Vice  President and Chief
Operating Officer,  Electric  Lightwave  Sector of the Registrant since February
2000. Prior to joining  Electric  Lightwave,  Inc.,  he was Vice  President  and
General  Manager of Metromedia Paging, a wireless company  headquartered  in New
Jersey,  from August 1989 through July 1994.

STEVEN D. WARD has been associated with the Registrant since January 2000 and was elected Vice President, Information Technology in February 2000. Prior to joining the Registrant, he was Vice President, Information Systems for Century
Communications  Corp. from June 1996 to December 1999 and Director,  Information
Services from March 1991 to June 1996.









                                     PART II
                                     -------
Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
       -------------------------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK
The Company's Common Stock is traded on the New York Stock Exchange under the symbol CZN. The following table indicates the high and low prices per share as taken from the daily quotations published in "The Wall Street Journal" during the periods indicated. Prior year prices have been adjusted for stock dividends declared through December 31, 1998, rounded to the nearest 1/16th. (See Note 9 of Notes to Consolidated Financial Statements.)






             1st Quarter         2nd Quarter         3rd Quarter        4th Quarter
           -----------------   -----------------   -----------------  ----------------
             High      Low      High       Low      High      Low      High      Low
             ----      ---      ----       ---      ----      ---      ----      ---
1999:
----
CZN        $8 1/2    $7 1/4   $11 1/2   $7 11/16   $12 7/16  $10 7/8   $14 5/16  $10 15/16

1998:
----
CZN        $10 7/8   $8 7/8   $11 3/16  $9 1/2     $10       $6 7/8    $9 1/16   $7 1/4

As of February 29, 2000, the approximate number of record security holders of the Company's Common Stock was 41,020. This information was obtained from the Company's transfer agent.


                                   DIVIDENDS

The amount and timing of dividends payable on Common Stock are within the sole discretion of the Company's Board of Directors. The Board of Directors had undertaken an extensive review of the Company's dividend policy in conjunction with its strategic plans to become a telecommunications company. Resulting from this review, the Board concluded that the Company discontinue dividends after the payment of the December 1998 stock dividend. Quarterly stock dividends declared and issued on Common Stock were .75% for each quarter of 1998.

   RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None

Item 6.  Selected Financial Data ($ in thousands, except for per-share amounts)
         ----------------------------------------------------------------------

                                                        Year Ended December 31,
                                  ---------------------------------------------------------------
                                           1999        1998         1997        1996        1995
                                           ----        ----         ----        ----        ----

Revenues (1)                         $ 1,087,428   $ 932,858   $  860,332   $ 786,307   $ 616,747
Income (loss) before discontinued
  operations and cumulative effect
  of change in accounting
  principle                          $   117,127   $  22,866   $  (3,923)   $ 150,300   $ 117,501
Basic income (loss) per-share of
  Common Stock before discontinued
  operations and cumulative
  effect of change in accounting
  principle (2)                      $       .45   $     .09   $    (.02)   $     .58   $     .47
Net income                           $   144,486   $  57,060   $   10,100   $ 178,660   $ 159,536
Basic net income per common
  share (2)                          $       .55   $     .22   $      .04   $     .68   $     .64

Stock dividends declared on Common
  Stock (3)                                    -       3.03%        5.30%       6.56%       6.35%


                                                             As of December 31,
                                  ---------------------------------------------------------------
                                            1999          1998         1997         1996         1995
                                            ----          ----         ----         ----         ----
Total assets                         $ 5,771,745   $ 5,292,932  $ 4,872,852  $ 4,523,148  $ 3,918,187
Long-term debt                       $ 2,107,460   $ 1,775,338  $ 1,583,902  $ 1,409,512  $ 1,095,211
Equity(4)                            $ 2,121,185   $ 1,994,021  $ 1,880,461  $ 1,879,433  $ 1,559,913

(1) Represents  revenues from continuing  operations.
(2) 1997, 1996 and 1995 are adjusted for subsequent stock dividends.
(3) Compounded annual rate of quarterly stock  dividends.
(4) Includes  Company  Obligated  Mandatorily Redeemable Convertible Preferred Securities.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which are constantly under review by the Company. All forward-looking statements may differ from actual future results due to, but not limited to, changes in the economy of the Company's markets, the nature and pace of technological changes, the number and effectiveness of competitors in the Company's markets, changes in legal and regulatory policy, success in overall strategy, the Company's ability to identify future markets and successfully expand existing ones, the mix of products and services offered in the Company's target markets, remaining Y2K issues, the effects of acquisitions and dispositions and the ability to effectively integrate businesses acquired. Readers should consider these important factors in evaluating any statement in this Form 10-K or otherwise made by the Company or on its behalf. The following information should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in this report. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

(a)  Liquidity and Capital Resources
     -------------------------------

The Company considers its operating cash flows and its ability to raise debt and equity capital as the principal indicators of its liquidity. For the twelve months ended December 31, 1999, the Company used cash flow from operations and proceeds from net financings and advances from parties desiring utility services to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts were used to partially fund the construction of utility plant.

In October 1999, the Company arranged for a committed $3,000,000,000 revolving bank credit facility. This credit facility is in addition to credit commitments under which the Company may borrow up to $400,000,000. There were no amounts outstanding under these commitments at December 31, 1999. ELI has committed revolving lines of credit with commercial banks under which it may borrow up to $400,000,000. The Company has guaranteed all of ELI's obligations under these revolving lines of credit. As of December 31, 1999, $260,000,000 was outstanding under ELI's revolving lines of credit.

In April 1999, ELI completed an offering of $325,000,000 of five-year senior unsecured notes. The notes have an interest rate of 6.05% and mature on May 15, 2004. The Company has guaranteed the payment of principal and any premium and interest on the notes when due.

Net capital expenditures, by sector, have been and are budgeted as follows:


                                                                                Actual
                                                   Budget     --------------------------------------
                                                     2000         1999         1998           1997
                                                  -------      -------      -------        -------
                                                                ($ in thousands)
          Communications (1)                    $ 396,800   $  227,200    $ 201,400      $ 263,000
          ELI (2)                                 200,000      245,700      200,000        124,500
          General                                   3,000        6,700       25,100         33,300
                                                 --------     --------      --------      --------
                                                $ 599,800   $  479,600    $ 426,500      $ 420,800

          Discontinued operations (3)           $ 169,900   $  135,800    $  95,500      $ 103,700
                                                 --------     --------      --------      --------

                                                $ 769,700   $  615,400    $ 522,000      $ 524,500
                                                 ========     ========      ========      ========

          (1) Includes approximately $30,500,000 and $7,700,000 in 1999 and 1998, respectively, for the construction of an operations support office. Includes $176,000,000 in 2000 for the properties to be acquired from GTE and US West.
          (2) Includes approximately $38,000,000 and $60,000,000 in 2000 and 1999, respectively, of non-cash capital lease additions.
          (3) The 2000 budget assumes full year ownership of discontinued opera-tions and includes approximately $41,900,000 for a special water pipeline project.

The Company anticipates that the funds necessary for its 2000 capital expenditures will be provided from operations; from advances of Rural Utilities Service loan contracts; from commercial paper notes payable; from debt, equity and other financing at appropriate times and from short-term borrowings under bank credit facilities. Until disposed, the Company's discontinued operations capital expenditures will also be funded through requisitions of Industrial Development Revenue Bond construction fund trust accounts and from parties desiring utility service. Upon disposition, the Company will receive reimbursement of certain 1999 actual and all 2000 budgeted water and wastewater and electric sector capital expenditures pursuant to the terms of the respective sales agreements for these businesses.


Acquisitions
------------
On May 27, September 21, and December 16, 1999, the Company announced that it had entered into definitive agreements to purchase from GTE Corp. (GTE) approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

On June 16, 1999, the Company announced that it had entered into definitive agreements to purchase from US West Communications, Inc. (US West) approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

The Company expects to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by the committed bank credit facilities. Permanent funding is expected to be from cash and investment balances and the proceeds from the divestiture of the Company's public services businesses.

Divestiture
-----------
On August 24, 1999, the Company's Board of Directors approved a plan of divestiture for the Company's public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of the public services properties will be used to fund the telephone access line purchases. The Company has accounted for the planned divestiture of the public services properties as a discontinued operation. Discontinued operations in the consolidated statements of income and comprehensive income reflect the results of operations of the public services properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses.

On October 18, 1999, the Company announced that it had agreed to sell its water and wastewater operations to American Water Works, Inc. for an aggregate purchase price of $835,000,000. The transaction is expected to close in 2000 following regulatory approvals.

On February 15, 2000, the Company announced that it had agreed to sell its electric utility operations. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) Electric Division will be sold to Kauai Island Electric Co-op for an aggregate purchase price of
$535,000,000. The transactions are expected to close in 2000 following regulatory approvals.

Sale of Investments
-------------------
In January 1999, Centennial Cellular Corp. (Centennial) was merged with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, the Company was required to convert the preferred stock into approximately 2,972,000 shares of Class B Common Stock. The Company received approximately $205,600,000 in cash for all of its Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock. The Company realized and reported a pre-tax gain of approximately $69,500,000 in the first quarter 1999 in Investment income.

On October 1, 1999, Adelphia Communication Corp. (Adelphia) was merged with Century Communications Corp. (Century). The Company owned 1,807,095 shares of Century Class A Common Stock. Pursuant to this merger agreement, Century Class A Common shares were exchanged for $10,832,000 in cash and 1,206,705 shares of Adelphia Class A Common Stock (for a total market value of $79,600,000 based on Adelphia's October 1, 1999 closing price of $57.00). The Company realized and reported a pre-tax gain of approximately $67,600,000 in the fourth quarter of 1999 in Investment income.

A subsidiary of the Company, in a joint venture with a subsidiary of Century, owned and operated four cable television systems in southern California serving over 90,000 basic subscribers. In July 1999, the Company entered into a separate agreement with Adelphia to sell its interest in the joint venture. Pursuant to this agreement on October 1, 1999, the Company received approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $133,300,000 based on Adelphia's October 1, 1999 closing price of $57.00). The Company realized and reported a pre-tax gain of approximately $83,900,000 in the fourth quarter of 1999 in Investment income.

Hungarian Telephone and Cable Corp.
-----------------------------------
In May 1999, in connection with HTCC's debt restructuring, the Company cancelled a note obligation from HTCC to the Company and a seven-year consulting services agreement in exchange for the issuance by HTCC to the Company of 1,300,000 shares of HTCC Common Stock and 30,000 shares of HTCC's 5% convertible preferred stock. Each share of HTCC convertible preferred stock has a liquidation value of $70 and is convertible at the option of the Company into 10 shares of HTCC Common Stock. To the extent the 1,300,000 HTCC common shares and the 300,000 HTCC common shares underlying the HTCC convertible preferred stock do not achieve an average market closing price of at least $7 per share for the twenty trading days ending March 31, 2000, HTCC has agreed to issue additional HTCC convertible preferred shares with a value equal to any such shortfall. As of March 15, 2000, the stock was trading at $8 13/16 per share.

Regulatory Environment
----------------------
In December 1999, the Company entered into an agreement (the Agreement) with the Staff and Consumer Advocate Division of the West Virginia Public Service Commission (WVPSC) to continue the Company's incentive regulation Plan (IRP) through 2002. Under the Agreement the Company will reduce access and other service rates by $3.5 million annually beginning in February 2000. In return the Company will be free of earnings regulation for three years and have some pricing flexibility for non-basic services.

Impact of Year 2000
-------------------
The Y2K issue resulted from computer programs using a two-digit format, as opposed to four, to indicate the year. Such computer systems were unable to interpret dates beyond the year 1999, which could have caused system failures or other computer errors. In late 1997, the Company developed a program to address the Y2K issue. The program was designed to protect the safety and continuity of the Company's service delivery and support capabilities, computer systems and other critical functions. The Company's Y2K program addressed problems that could arise: (1) in Information Technology (IT) areas including information systems and technologies; (2) in non-IT areas such as communications networks and switches, utility control and monitoring systems, premises, facilities and general business equipment; and (3) due to suppliers of products and services not being Y2K compliant. Each of the Company's sectors had a program office that managed the progress of the Y2K efforts. The Company had determined priorities for taking corrective actions on mission critical systems and products so as to ensure continued delivery of core business activities.

The Company's systems, products and services proved Y2K ready, as there were no system or customer impacting failures on mission critical systems. The Company's successful entry into the year 2000 was a culmination of a two-year preparation program. The Y2K plan called for inventory, assessment, renovation and testing to ensure that the impact to our business would be minimal and manageable. The Company will continue to monitor Y2K related exposures both internally and with its suppliers, customers and other business partners. The Company's Y2K efforts were essentially complete by the end of the third quarter of 1999. The completion of the Company's Y2K efforts coupled with its contingency plans ensured that the established and expected levels of customer service were maintained without interruption during the millennium transition.

For the twelve months ended December 31, 1999, the Company spent approximately $23,495,000 on its Y2K efforts of which $16,089,000 related to continuing operations and $7,406,000 related to discontinued operations. For the twelve months ended December 31, 1999, continuing operations Y2K efforts include approximately $15,628,000 on IT efforts and $461,000 on non-IT efforts. For the twelve months ended December 31, 1999, discontinued operations Y2K efforts include approximately $2,835,000 on IT efforts and $4,571,000 on non-IT efforts. The Company expects to spend an additional $1,600,000 in 2000 on its remaining Y2K efforts.

Certain state regulatory commissions where the Company operates have issued orders allowing the deferral of Y2K costs for consideration in future rate proceedings. In accordance with these orders, the Company has deferred approximately $5,767,000 of the $23,495,000 1999 Y2K expenses, of which $3,000,000 are related to its continuing operations and $2,767,000 are related to its discontinued operations.

New Accounting Pronouncements
-----------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In May 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging
Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 by one year. This statement makes SFAS 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not fully evaluated the impact of the adoption of SFAS 133.

(b)   Results of Operations
      ---------------------
                                    REVENUES
                                    --------

Telecommunications revenues increased $154.6 million, or 17%, in 1999 and $72.5 million, or 8%, in 1998. The increase in 1999 was primarily due to increased communications network access services revenues and ELI revenues. The increase in 1998 was primarily due to increased communications network access services revenues and ELI local telephone services revenues.


                                                1999                      1998              1997
                                        --------------------     -----------------------   -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     ------      -----------   -------
Communications  revenues                                      ($ in thousands)
------------------------
Network access services                 $ 503,365    17%        $ 432,018      7%        $ 403,990
Local network services                    287,616    10%          262,239      5%          250,521
Long distance and data services            76,495   (21%)          96,584      6%           90,747
Directory services                         33,449     6%           31,691     (1%)          31,982
Other                                      48,343     8%           44,914     (8%)          48,922
Eliminations                              (46,031)   42%          (32,407)    37%          (23,573)
                                          --------                --------                 --------
     Total                              $ 903,237     8%        $ 835,039      4%        $ 802,589
                                          ========                ========                 ========


Network access services revenues increased $71.3 million, or 17%, in 1999 primarily due to increased minutes of use, increased special access revenues, a universal service fund settlement and the acquisition of Rhinelander Telecommunications, Inc. (RTI) in November 1998. Network access services revenues increased $28 million, or 7%, in 1998 primarily due to increased special access revenues resulting from the introduction of the DS3 product, increased circuit demand due to Internet growth and increased minutes of use, partially offset by an FCC mandated interstate switched access rate reduction which became effective July 1, 1997.

Local network services revenues increased $25.4 million, or 10%, in 1999 primarily due to business and residential access line growth, increased customer calling features and private line sales and the acquisition of RTI. Local network services revenues increased $11.7 million, or 5%, in 1998 primarily due to business and residential access line growth and increased custom calling features and private line sales.

Long distance and data services revenues decreased $20.1 million, or 21%, in 1999 primarily due to the elimination of long distance product offerings to out-of-territory customers, partially offset by increased long distance minutes of use by in-territory customers. Long distance and data services revenues increased $5.8 million, or 6%, in 1998 primarily due to the curtailment of certain communications sector long distance service operations in adjacent markets beginning in 1997.


The directory services revenues increased $1.8 million, or 6%, in 1999 primarily due to the acquisition of RTI and increased advertising revenue.


Other revenues increased $3.4 million, or 8%, in 1999 primarily due to increased billing and collections revenues, partially offset by the phasing out of certain surcharges resulting from rate case decisions in California and New York. Other revenues decreased $4 million, or 8%, in 1998 primarily due to the phasing out of certain surcharges resulting from rate case decisions in California and New York.

Eliminations represent network access revenues received by the Company's local exchange operations from its long distance operations and ELI.


                                              1999                      1998                1997
                                        --------------------     -----------------------   -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     ------       -----------  -------
ELI revenues                                                  ($ in thousands)
------------
Network services                        $  53,249    46%       $  36,589       9%        $  33,522
Local telephone services                   77,591   103%          38,169     261%           10,565
Long distance services                     26,698   117%          12,309      51%            8,140
Data services                              29,470   113%          13,813      56%            8,857
Eliminations                               (2,817)   (8%)         (3,061)     (8%)          (3,341)
                                          --------               --------                  --------
     Total                              $ 184,191    88%       $  97,819      69%        $  57,743
                                          ========               ========                  ========

Network services revenues increased $16.7 million, or 46%, in 1999 primarily due to network expansion and sales of additional circuits to new and existing customers. Network services revenues increased $3.1 million, or 9%, in 1998 primarily due to sales of additional circuits to new and existing customers, partially offset by the expiration of a short-term contract with a significant customer.

Local telephone services revenues increased $39.4 million, or 103%, in 1999 primarily due to increased reciprocal compensation revenues resulting from the establishment of interconnection agreements in several new states and increased traffic. In addition, increased sales of the integrated service digital network
(ISDN) product to the ISPs and increased access line equivalents contributed to the increase. Local telephone services revenues increased $27.6 million, or 261%, in 1998 primarily due to increased reciprocal compensation revenues, increased access line equivalents and increased sales of the ISDN product.

Long distance services revenues increased $14.4 million, or 117%, in 1999 primarily due to increased revenues resulting from the bundling of sales of long distance with other products, the addition of new customers and increased prepaid services revenue. The Company exited the prepaid services market in the third quarter of 1999, a result of the decision to focus on higher margin products. Long distance services revenues increased $4.2 million, or 51%, in 1998 primarily due to increased prepaid services minutes processed resulting from new customers and increased revenues resulting from bundling of sales of long distance with other products. The increase in retail long-distance revenues were partially offset by a decrease in wholesale long distance revenues primarily due to the elimination of a large customer with credit problems.

Data services revenues increased $15.7 million, or 113%, in 1999 primarily due to increased sales of Internet and frame relay services in new and existing markets. Data services revenues increased $5 million, or 56%, in 1998 primarily due to increased sales of Internet and frame relay services in new and existing markets, and the introduction of new products such as ATM and RSVP.

Eliminations reflect revenues received by ELI from the Company's communications operations.

                             NETWORK ACCESS EXPENSE
                             ----------------------

                                              1999                      1998                1997
                                        --------------------     -----------------------   -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     ------      -----------   -------

                                                              ($ in thousands)


    Network access                      $ 160,267    14%      $  140,471         3%      $ 136,971
    Eliminations                          (48,848)   38%         (35,468)       32%        (26,914)
                                          --------              ---------                  --------
         Total                          $ 111,419     6%      $  105,003        (5%)     $ 110,057
                                          ========              =========                  ========

Network access expense increased $19.8 million, or 14%, in 1999 primarily due to expenses related to the ELI national data expansion, partially offset by decreased communications sector long distance minutes of use from out-of-territory long distance customers. Network access expense increased $3.5 million, or 3%, in 1998 primarily due to ELI revenue growth, ELI national data expansion efforts, and significant growth in ELI long distance services, partially offset by lease terminations as a result of the curtailment of certain communications sector long distance service operations in 1997.

Eliminations represent network access expense incurred by the Company's long distance operation for services provided by its local exchange operations and expense incurred by the Company's communications operations for services provided by ELI.

                      DEPRECIATION AND AMORTIZATION EXPENSE
                      -------------------------------------

                                              1999                      1998                1997
                                        --------------------     -----------------------   -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     ------      -----------   -------
                                                              ($ in thousands)

    Depreciation and amortization       $ 262,430    32%      $ 198,658        7%        $ 186,530

Depreciation and amortization expense increased $63.8 million, or 32%, in 1999 primarily due to increased property, plant and equipment and the acquisition of RTI in November 1998. The increase also includes $4.8 million of accelerated depreciation related to the change in useful life of an operating system in the communications sector. Depreciation and amortization expense increased $12.1 million, or 7%, in 1998 primarily due to increased property, plant and equipment balances.

                            OTHER OPERATING EXPENSES
                            ------------------------

                                             1999                      1998                 1997
                                        --------------------     -----------------------   -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------      ------      -----------   ------
                                                              ($ in thousands)

  Operating expenses                    $ 569,163    28%      $ 444,385        (12%)     $ 503,762
  Taxes other than income                  64,469    15%         55,843          -          55,871
  Sales and marketing                      71,879    52%         47,325        (14%)        54,893
                                         --------              --------                    --------
       Total                            $ 705,511    29%      $ 547,553        (11%)     $ 614,526
                                         ========              ========                    ========

Operating expenses increased $124.8 million, or 28%, in 1999. Of this increase, $52.3 million was due to the following items: asset impairment charges of $36.1 million related to the discontinuation of the development of certain operational systems and certain regulatory assets deemed to be no longer recoverable; restructuring charges allocated to continuing operations of $4.1 million related to the Company's corporate office; pre-acquisition integration costs of $3.9 million; separation costs allocated to continuing operations of $3.5 million and costs associated with an executive retirement agreement allocated to continuing operations of $4.7 million. The remaining $72.5 million increase is primarily due to Y2K costs, the full year impact of RTI and ELI expenses relating to the expansion of data services and product exit costs. Operating expenses decreased $59.4 million, or 12%, in 1998 primarily due to 1997 pre-tax charges to earnings, partially offset by increased ELI operating costs, Y2K costs and separation costs allocated to continuing operations.

Taxes other than income increased $8.6 million, or 15%, in 1999 primarily due to increases in payroll and property taxes.

Sales and marketing expenses increased $24.6 million, or 52%, in 1999 primarily due to increased personnel and product advertising to support the delivery of services in existing and new markets including the expansion of ELI data services and products. Sales and marketing expenses decreased $7.6 million, or 14%, in 1998 primarily due to the curtailment of certain communications sector long distance service operations in adjacent markets beginning in 1997.

                             INCOME FROM OPERATIONS
                             ----------------------

                                             1999                      1998                 1997
                                        --------------------     -----------------------   -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    -----------     ------      -----------   ------
                                                              ($ in thousands)

    Communications                      $ 103,727   (34%)     $ 157,567        6,207%    $  (2,580)
    ELI                                   (95,659)  (26%)       (75,923)         (58%)     (48,201)
                                          --------              --------                   --------
    Income (loss) from operations       $   8,068   (90%)     $  81,644          261%    $ (50,781)
                                          ========              ========                   ========

Income from operations decreased $73.6 million, or 90%, in 1999. Of this decrease, $57.1 million was due to the following items: asset impairment charges of $36.1 million, restructuring charges allocated to continuing operations of $4.1 million, pre-acquisition integration costs of $3.9 million, separation costs allocated to continuing operations of $3.5 million, costs associated with an executive retirement agreement allocated to continuing operations of $4.7 million and accelerated depreciation of $4.8 million. The remaining decrease is primarily due to increased ELI losses and $9.1 million of increased Y2K costs. Income from operations increased $132.4 million, or 261%, in 1998 primarily due to 1997 pre-tax charges to earnings, partially offset by increased ELI losses, Y2K costs and separation costs.

                           INVESTMENT AND OTHER INCOME
                           ---------------------------

                                             1999                      1998                 1997
                                        --------------------     -----------------------   --------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     -------     -----------   --------
                                                              ($ in thousands)
  Non operating gain on sale of
    subsidiary stock                    $       -     N/A     $      -           N/A      $  78,734
  Investment income                       243,621     660%       32,038           (4%)       33,397
  Other income (loss), net                    (20)    100%      (26,746)        (434%)        7,999
                                          -------                -------                    -------
                                        $ 243,601   4,503%    $   5,292          (96%)    $ 120,130
                                          =======                =======                    =======

The non operating gain on sale of subsidiary stock in 1997 of $78.7 million represents the pre-tax gain on the ELI initial public offering of 8,000,000 shares of Class A Common Stock at a price of $16 per share on November 24, 1997.

Investment income increased $211.6 million, or 660%, in 1999. Of this increase, $221 million was due to the $69.5 million gain on the sale of the Company's investment in Centennial in January 1999, the $67.6 million gain on the sale of the Company's investment in Century in October 1999 and the $83.9 million gain on the sale of the Company's investment in the cable joint venture in October 1999. Investment income decreased $1.4 million, or 4%, in 1998 primarily due to lower average investment balances.

Other income (loss), net increased $26.7 million, or 100%, in 1999 and decreased $34.7 million, or 434%, in 1998 primarily due to the recognition of a $31.9 million loss resulting from the decline in value of the HTCC investment in 1998.


                                MINORITY INTEREST
                                -----------------

                                               1999                      1998                1997
                                        --------------------     -----------------------   --------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     -------     -----------   --------
                                                              ($ in thousands)

Minority interest                       $  23,227      66%    $  14,032        2,076%     $     645

Minority interest is a result of ELI's initial public offering in November 1997 and it represents the minority's share of ELI's loss before income tax.


                                INTEREST EXPENSE
                                ----------------

                                               1999                      1998                1997
                                        --------------------     -----------------------   --------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     -------     -----------   --------
                                                              ($ in thousands)

  Interest expense                      $  86,972       28%    $  67,944            3%     $  65,779

Interest expense increased $19 million, or 28%, in 1999 primarily due to increased ELI net borrowings, partially offset by decreased short-term debt balances. Interest expense increased $2.2 million, or 3%, in 1998 primarily due to increased ELI net borrowings, partially offset by an increase in the debt component of AFUDC.

                                  INCOME TAXES
                                  ------------

                                               1999                        1998              1997
                                        --------------------     -----------------------    -------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     -------      -----------   -------
                                                              ($ in thousands)

  Income taxes                          $  64,587    1,536%    $   3,948          105%     $   1,928

Income taxes increased $60.6 million, or 1,536%, in 1999 primarily due to increased taxable income and an increase in the effective tax rate. The effective tax rate for 1999 reflects the impact of increased pre-tax income resulting from the sale of investments included in Investment income. Income taxes increased $2 million, or 105%, in 1998 primarily due to an increase in pre-tax income.

                             DISCONTINUED OPERATIONS
                             -----------------------

                                               1999                      1998                1997
                                        --------------------     -----------------------   --------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     -------     -----------   --------
                                                              ($ in thousands)

Revenues                                $ 613,216         1%   $ 609,514           14%     $ 533,287
Operating income                        $  82,179       (15%)  $  96,525           45%     $  66,623
Net income                              $  27,359       (25%)  $  36,528          160%     $  14,023

Revenues from discontinued operations increased $3.7 million, or 1%, in 1999 primarily due to increased consumption and customer growth in the electric sector, partially offset by lower purchased gas and fuel costs passed on to customers in the gas and electric sectors and a decrease in customer usage due to warmer weather conditions in the gas sector. Revenues from discontinued operations increased $76.2 million, or 14%, in 1998 primarily due to the acquisition in October 1997 of The Gas Company (TGC) and increased consumption and customer growth in the gas and water/wastewater sectors, partially offset by a decrease in gas revenues resulting from warmer weather conditions and lower purchased gas and fuel costs passed on to customers in the gas and electric sectors.

Operating income from discontinued operations decreased $14.3 million, or 15%, and net income from discontinued operations decreased $9.2 million, or 25%, in 1999 primarily due to restructuring charges, separation costs, costs associated with an executive retirement agreement, commission ordered customer refunds in Arizona and increased Y2K costs, partially offset by an increase in gross margins and a decrease in income taxes. Operating income from discontinued operations increased $29.9 million, or 45%, and net income from discontinued operations increased $22.5 million, or 160%, in 1998 primarily due to the 1997 charges to earnings, partially offset by Y2K and separation costs.

                       NET INCOME AND NET INCOME PER COMMON SHARE
                       ------------------------------------------

                                              1999                       1998                1997
                                        --------------------     -----------------------   --------
                                                  Change from                 Change from
                                        Amount    Prior year      Amount      Prior year    Amount
                                        ------    ----------     -------     -----------   --------
                                                              ($ in thousands)

       Net Income                       $144,486       153%    $  57,060         465%     $ 10,100
       Net Income Per Common Share      $    .55       150%    $     .22         450%     $    .04

1999 net income and net income per share were impacted by the following after tax items: gains on the sales of investments of $136.4 million, or 52(cent) per share, asset impairment charges of $22.3 million, or 9(cent) per share, an executive retirement agreement of $4.1 million, or 2(cent) per share, restructuring charges of $3.6 million, or 1(cent) per share, separation costs of $3.1 million, or 1(cent) per share, accelerated depreciation of $3 million, or 1(cent) per share, and pre-acquisition integration costs of $2.4 million, or 1(cent) per share. 1999 net income and net income per share were also impacted by after tax net losses from ELI of $54.1 million, or 21(cent) per share, and after tax Y2K costs of $12.2 million, or 5(cent) per share.

1998 net income and net income per share were impacted by the following after tax items: the non-cash write down of the Company's investment in HTCC of $19.7 million, or 7(cent) per share, the cumulative effect of a change in accounting principle at ELI of $2.3 million, or 1(cent) per share, and separation costs of $1.3 million, or 1(cent) per share. 1998 net income and net income per share were also impacted by after tax net losses from ELI of $34.8 million, or 14(cent) per share, and after tax Y2K costs of $5.3 million, or 2(cent) per share.

1997 net income was impacted by after tax charges to earnings of $135.1 million of which $105.1 million related to continuing operations and $30 million to discontinued operations. For continuing operations, the charges resulted from a re-evaluation of certain business strategies including its out-of-territory long distance aggressive growth strategy, accounting policy changes at ELI in anticipation of its initial public offering and curtailment of certain employee benefit plans. For discontinued operations, the charges resulted from public utility regulatory commission orders and the curtailment of certain employee benefit plans.

Item 7A.  Quantitative  and  Qualitative  Disclosures  about  Market Risk
          ---------------------------------------------------------------

The Company is exposed to the impact of interest rate and market risks. In the normal course of business, the Company employs established policies, procedures and internal processes to manage its exposure to interest rate and market risks. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt on a majority of its borrowings and refinances debt when advantageous. In an effort to reduce interest rate risk ELI issued fixed interest rate $325 million, five-year senior unsecured notes in April 1999 that are guaranteed by the Company. The net proceeds from the issuance were used to repay outstanding borrowings under ELI's floating rate bank credit facility. The Company maintains a portfolio of investments consisting of both equity and debt financial instruments. The Company's equity portfolio is primarily comprised of investments in communications companies. The Company's bond portfolio consists of government, corporate and municipal fixed-income securities. The Company does not hold or issue derivative or other financial instruments for trading purposes. The Company purchases monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with the Company's commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity relates to the discontinued operations and is not material to the Company's consolidated financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The following documents are filed as part of this Report:

          1.Financial Statements, See Index on page F-1.

          2.Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
None

                                    PART III
                                    --------

The Company intends to file with the Commission a definitive proxy statement for the 2000 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 1999. The information called for by this Part III is incorporated by reference to that proxy statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)   The exhibits listed below are filed as part of this Report:

Exhibit
  No.     Description
-----     -----------
3.200.1 Restated Certificate of Incorporation of Citizens Utilities Company, with all amendments to May 21, 1998, as restated July 2, 1998.
3.200.2 By-laws of the Company, as amended to-date of Citizens Utilities Company, with all amendments to May 20, 1999, (incorporated by reference to Exhibit 3.200.2 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1999, File No. 001-11001).
4.100.1 Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee, (incorporated by reference to Exhibit 4.100.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.100.2 First Supplemental Indenture, dated August 15, 1991, (incorporated by reference to Exhibit 4.100.2 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).

Exhibit
  No.     Description
------    -----------
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

Exhibit
  No.     Description
------    -----------
10.5 Participation Agreement between ELI, Shawmut Bank Connecticut, National Association, the Certificate Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation and Citizens Utilities Company dated as of April 28, 1995, and the related operating documents (incorporated by reference to Exhibit 10.5 of ELI's Registration Statement on Form S-1 effective on November 21, 1997, File No. 333-35227).
10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984, (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 001-11001).
10.6.2 Non-Employee Directors' Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997, (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 4, 1995 and Exhibit A to the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.16.1 Employment Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996, (incorporated by reference to Exhibit
          10.16.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, File No. 001-11001).
10.17     1992  Employee  Stock  Purchase  Plan,  (incorporated  by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 001-11001).
10.18 Amendments dated May 21, 1993 and May 5, 1997, to the 1992 Employee Stock Purchase Plan, (incorporated by reference to the Registrant's Proxy Statement dated March 31, 1993 and the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.19     Citizens Executive Deferred Savings Plan dated January 1, 1996.
10.20     Citizens Incentive Plan restated as of March 21, 2000.
10.21 1996 Equity Incentive Plan and amendment dated May 5, 1997 to 1996 Equity Incentive Plan, (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 29, 1996 and Exhibit B to Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.22 Competitive Advance and Revolving Credit Facility Agreement between Citizens Utilities Company and Chase Manhattan Bank dated October 29, 1999.
10.24.1 Indenture from ELI to Citibank, N.A., dated April 15, 1999, with respect to ELI's 6.05% Senior Unsecured Notes due 2004, (incorporated by reference to Exhibit 10.24.1 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.2 First Supplemental Indenture from ELI, Citizens Utilities Company and Citizens Newco Company to Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004, (incorporated by reference to Exhibit 10.24.2 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.3 Form of ELI's 6.05% Senior Unsecured Notes due 2004, (incorporated by reference to Exhibit 10.24.3 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.4 Letter of Representations to the Depository Trust Company dated April 28, 1999, with respect to ELI's 6.05% Senior Unsecured Notes due 2004, (incorporated by reference to Exhibit 10.24.4 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.25 Asset Purchase Agreements between Citizens Utilities Company and GTE Corporation dated May 27 and September 21, 1999.
10.26 Asset Purchase Agreements between Citizens Utilities Company and US West Communications, Inc. dated June 16, 1999.
10.27 Asset Purchase Agreements between Citizens Utilities Company and American Water Works dated October 15, 1999.
12 Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21        Subsidiaries of the Registrant
23        Auditors' Consent
24        Powers of Attorney
27        Financial Data Schedule

Exhibits  10.6,  10.6.2,  10.16.1,  10.17,  10.18,  10.19,  10.20  and 10.21 are
management contracts or compensatory plans or arrangements.

The Company agrees to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; copies of separate loan agreements and indentures governing various Industrial Development Revenue Bonds; copies of documents relating to indebtedness of subsidiaries acquired during 1996, 1997 and 1998, and copies of the credit agreement between Electric Lightwave, Inc. and Citibank, N. A. dated November 21, 1997. The Company agrees to furnish to the Commission upon request copies of schedules and exhibits to items 10.25, 10.26 and 10.27.

(b) Reports on Form 8-K:
    The Company filed on Form 8-K dated October 18, 1999, under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing that it had agreed to sell its water and wastewater operations to American Water Works, Inc.

    The Company filed on Form 8-K dated November 10, 1999, under Item 7 "Exhibits," a press release announcing financial results for third quarter ended September 30, 1999 and operating data.

    The Company filed on Form 8-K dated December 20, 1999, under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing a definitive agreement to purchase 106,850 telephone access lines from GTE Corp.

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

                          CITIZENS UTILITIES COMPANY
                          --------------------------
                                 (Registrant)

                       By:    /s/ Leonard Tow
                          -----------------------------
                                  Leonard Tow
               Chairman of the Board; Chief Executive Officer;
                   Member, Executive Committee and Director

                                March 22, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March 2000.

          Signature                                          Title
          ---------                                          -----

        /s/  Robert J. DeSantis                    Vice President and Chief Financial Officer
---------------------------------------
            (Robert J. DeSantis)


      /s/  Livingston E. Ross                      Vice President and Chief Accounting Officer
---------------------------------------
          (Livingston E. Ross)

           Norman I. Botwinik*                     Director
---------------------------------------
          (Norman I. Botwinik)

           Aaron I. Fleischman*                    Member, Executive Committee and Director
---------------------------------------
          (Aaron I. Fleischman)

           Stanley Harfenist*                      Member, Executive Committee and Director
---------------------------------------
          (Stanley Harfenist)

            Andrew N. Heine*                       Director
---------------------------------------
           (Andrew N. Heine)

            John L. Schroeder*                     Director
---------------------------------------
           (John L. Schroeder)

            Robert D. Siff*                        Director
---------------------------------------
           (Robert D. Siff)

           Robert A. Stanger*                      Member, Executive Committee and Director
---------------------------------------
          (Robert A. Stanger)

           Charles H. Symington, Jr.*              Director
---------------------------------------
          (Charles H. Symington, Jr.)

           Edwin Tornberg*                         Director
---------------------------------------
          (Edwin Tornberg)

           Claire L. Tow*                          Director
---------------------------------------
          (Claire L. Tow)



*By: /s/ Robert J. DeSantis
     --------------------------
       (Robert J. DeSantis)
        Attorney-in-Fact


                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     Index to Consolidated Financial Statements

Item                                                                                    Page
----                                                                                    ----
Independent Auditors' Report                                                            F-2

Consolidated balance sheets as of December 31, 1999, 1998 and 1997                      F-3

Consolidated statements of income and comprehensive income for the years ended
   December 31, 1999, 1998 and 1997                                                     F-4

Consolidated statements of shareholders' equity for the years ended
   December  31, 1999, 1998 and 1997                                                    F-6

Consolidated statements of cash flows for the years ended
   December 31, 1999, 1998 and 1997                                                     F-7

Notes to consolidated financial statements                                              F-8


                          Independent Auditors' Report

The Board of Directors and Shareholders
Citizens Utilities Company:


We have audited the accompanying consolidated balance sheets of Citizens Utilities Company and subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Utilities Company and subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1(m) to the consolidated financial statements, the Company changed its method of accounting in 1998 to adopt the provisions of the American Institute of Certified Public Accountants Statement of Position (AICPA SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and AICPA SOP 98-5 "Reporting on the Costs of Start-up Activities."



                                                            KPMG LLP





New York, New York
March 14, 2000

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1999, 1998 and 1997
                                ($ in thousands)

                                                     1999         1998         1997
                                                   ---------    ---------    ---------
Assets
   Current assets:
      Cash                                      $    37,141   $    31,922   $    35,163
      Accounts receivable:
        Customers                                   213,457       175,074       170,191
        Other                                        56,340        77,009        46,487
        Less allowance for doubtful accounts         28,278        18,348        25,254
                                                   ---------    ----------    ---------
        Net accounts receivable                     241,519       233,735       191,424

      Materials and supplies                         12,624        13,706        11,411
      Other current assets                           17,340        27,199        43,871
                                                   ---------    ----------    ---------
        Total current assets                        308,624       306,562       281,869
                                                   ---------    ----------    ---------

   Property, plant and equipment                  4,458,654     4,045,752     3,576,434
   Less accumulated depreciation                  1,569,936     1,340,665     1,181,647
                                                  ----------    ----------  -----------
       Net property, plant and equipment          2,888,718     2,705,087     2,394,787
                                                  ----------    ----------  -----------

   Investments                                      591,386       464,146       447,695
   Regulatory assets                                184,942       189,866       194,257
   Deferred debits and other assets                 141,661       113,223       115,038
   Assets of discontinued operations              1,656,414     1,514,048     1,439,206
                                                  ----------    ----------  -----------
         Total assets                           $ 5,771,745   $ 5,292,932   $ 4,872,852
                                                  ==========    ==========  ===========

Liabilities and Shareholders' Equity
   Current liabilities:
      Long-term debt due within one year        $    31,156   $     7,672  $     5,089
      Short-term debt                                     -       110,000            -
      Accounts payable                              187,984       175,304      214,713
      Income taxes accrued                           75,161        53,599       45,064
      Other taxes accrued                            27,823        22,091       21,243
      Interest accrued                               30,788        27,459       24,841
      Customers' deposits                            32,842        30,797       19,401
      Other current liabilities                      81,258        63,676       74,907
                                                   ---------    ----------   ---------
         Total current liabilities                  467,012       490,598      405,258

   Deferred income taxes                            460,208       442,908      420,708
   Customer advances for construction               172,067       187,502      151,307
   Deferred credits and other liabilities            87,668        77,967      105,880
   Contributions in aid of construction               7,764         7,407        6,604
   Regulatory liabilities                            27,000        19,120       20,881
   Long-term debt                                 2,107,460     1,775,338    1,583,902
   Liabilities of discontinued operations           310,269       268,286      261,225
   Minority interest in subsidiary                   11,112        29,785       36,626
   Company obligated mandatorily redeemable
     convertible preferred securities *             201,250       201,250      201,250
   Shareholders' equity                           1,919,935     1,792,771    1,679,211
                                                  ----------    ----------  ----------
         Total liabilities and shareholders'
          equity                                $ 5,771,745   $ 5,292,932  $ 4,872,852
                                                  ==========    ==========  ==========

*  Represents  securities  of a subsidiary  trust,  the sole assets of which are securities of a subsidiary  partnership,  substantially  all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                 ($ in thousands, except for per-share amounts)

                                                       1999        1998        1997
                                                    ---------    --------    --------

Revenues                                           $1,087,428   $ 932,858   $ 860,332

Operating expenses:
Network access                                        111,419     105,003     110,057
Depreciation and amortization                         262,430     198,658     186,530
Other operating expenses                              705,511     547,553     614,526
                                                    ---------    --------   ---------
   Total operating expenses                         1,079,360     851,214     911,113
                                                    ---------    --------   ---------

   Income (loss) from operations                        8,068      81,644     (50,781)

Non operating gain on sale of subsidiary stock              -           -      78,734
Investment income                                     243,621      32,038      33,397
Other income (loss), net                                 (20)     (26,746)      7,999
Minority interest                                      23,227      14,032         645
Interest expense                                       86,972      67,944      65,779
                                                    ---------    --------   ----------
   Income before income taxes, dividends
     on convertible preferred securities,
     discontinued operations and cumulative
     effect of change in accounting principle         187,924      33,024       4,215

Income taxes                                           64,587       3,948       1,928
                                                    ---------    --------   ----------
   Income before dividends on convertible
     preferred securities, discontinued
     operations and cumulative effect of change
     in accounting principle                          123,337      29,076       2,287

Dividends on convertible preferred securities,
 net of income tax benefit                              6,210       6,210       6,210
                                                    ---------    --------   ----------
   Income (loss) before discontinued operations
     and cumulative effect of change in
     accounting principle                             117,127      22,866      (3,923)

Income from discontinued operations, net of tax        27,359      36,528      14,023
                                                    ---------    --------   ----------

   Income before cumulative effect of change in
     accounting principle                             144,486      59,394      10,100

Cumulative effect of change in accounting
   principle, net of income tax benefit and
   related minority interest                                -       2,334           -
                                                    ---------    --------   ----------

   Net income                                         144,486      57,060      10,100

Other comprehensive income (loss),
   net of tax and reclassification adjustments        (41,769)     52,872      10,832
                                                    ---------    --------   ----------

  Total comprehensive income                       $  102,717   $ 109,932   $  20,932

                                                    =========    ========   ==========


The  accompanying  Notes are an integral  part of these  Consolidated  Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (Continued)
                 ($ in thousands, except for per-share amounts)


Income (loss) before discontinued operations and        1999        1998       1997*
  cumulative effect of change in accounting           --------   ---------   ---------
  principle per common share:
     Basic                                          $     .45   $     .09   $     (.02)
     Diluted                                        $     .45   $     .09   $     (.02)

Income from discontinued operations per
  common share:
     Basic                                          $     .10   $     .14   $      .05
     Diluted                                        $     .10   $     .14   $      .05

Income before cumulative effect of change in
   accounting principle per common share:
     Basic                                          $     .55   $     .23   $      .04
     Diluted                                        $     .55   $     .23   $      .04

Net income per common share:
     Basic                                          $     .55   $     .22   $      .04
     Diluted                                        $     .55   $     .22   $      .04





* Adjusted for subsequent stock dividends.

The  accompanying  Notes are an integral  part of these  Consolidated  Financial
Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                 ($ in thousands, except for per-share amounts)

                                                                   Accumulated
                                 Common    Additional                Other           Total
                                 Stock      Paid-In    Retained   Comprehensive   Shareholders'
                                 ($.25)     Capital    Earnings    Income (Loss)    Equity
                              -----------  ----------   --------    -----------    -----------
Balance January 1, 1997       $ 59,788    $ 1,381,341  $ 244,066   $    (7,012)   $ 1,678,183
  Acquisitions                     604          2,736      8,318                       11,658
  Common stock buybacks         (1,226)       (47,326)                                (48,552)
  Stock plans                      188          6,380                                   6,568
  Stock issuances to fund
   EPPICS dividends                247         10,175                                  10,422
  Net income                                              10,100                       10,100
  Other comprehensive income,
   net of tax and reclassi-                                             10,832         10,832
   fication adjustment
  Stock dividends in shares
   of Common Stock               3,148        127,119   (130,267)                           -
                              ----------   ----------  ---------   ------------    -----------
Balance December 31, 1997     $ 62,749    $ 1,480,425  $ 132,217   $     3,820    $ 1,679,211
                              ----------   ----------  ---------   ------------    -----------
  Acquisitions                     133          2,150                                   2,283
  Common stock buybacks           (453)       (14,370)                                (14,823)
  Stock plans                      171          5,935                                   6,106
  Stock issuances to fund
   EPPICS dividends                273          9,789                                  10,062
  Net income                                              57,060                       57,060
  Other comprehensive income,
   net of tax and reclassi-
   fication  adjustment                                                 52,872         52,872

  Stock dividends in shares
   of Common Stock               1,914         70,259    (72,173)                           -
                              -----------  ----------  ---------   -----------    ------------
Balance December 31, 1998     $ 64,787    $ 1,554,188  $ 117,104   $    56,692    $ 1,792,771
                              -----------  ----------  ---------   -----------    ------------
  Common stock buybacks           (157)        (6,468)                                 (6,625)
  Stock plans                      638         20,475                                  21,113
  Stock issuances to fund
   EPPICS dividends                251          9,708                                   9,959
  Net income                                             144,486                      144,486
  Other comprehensive loss,
   net of tax benefit and
   reclassification adjustment                                         (41,769)       (41,769)
                              -----------  ----------  ---------   -------------  ------------
Balance December 31, 1999     $ 65,519    $ 1,577,903  $ 261,590   $    14,923    $ 1,919,935
                              ===========  ==========  =========   =============  ============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                ($ in thousands)

                                            1999           1998         1997
                                          ----------     ---------    ---------

Net cash provided by continuing
 operating activities                     $  347,509   $  156,098    $  139,856
                                           ----------  ----------     ----------

Cash flows used for investing
 activities:
   Securities matured                          7,435        2,000        16,205
   Securities sold                         1,084,190      992,761       578,322
   Securities purchased                   (1,068,450)    (952,628)     (434,030)
   Construction expenditures                (484,776)    (353,176)     (414,656)
   Business acquisitions                           -      (89,234)            -
   Other                                      (2,786)      (1,052)       25,686
                                          ----------   -----------     ---------
                                            (464,387)    (401,329)     (228,473)
                                          ----------   -----------     ---------

Cash flows from financing activities:
   Long-term debt borrowings                 341,471      242,647       143,801
   Issuance of common stock                   21,113        7,101         4,825
   Issuance of subsidiary stock                    -            -       118,554
   Short-term debt borrowings               (110,000)      42,000             -
    (repayments)
   Common stock buybacks to fund stock        (6,625)     (14,823)      (48,552)
    dividends
   Long-term debt principal payments         (45,286)      (4,574)       (3,234)
   Other                                      (2,552)           -        (1,380)
                                          ----------    ----------     ---------
                                             198,121      272,351       214,014
                                          ----------    ----------     ---------

Cash used for discontinued operations        (76,024)     (30,361)     (114,464)
                                          ----------    ----------     ---------

Increase (decrease) in cash                    5,219       (3,241)       10,933
Cash at January 1,                            31,922       35,163        24,230
                                          ----------   -----------    ----------
Cash at December 31,                      $   37,141   $   31,922    $   35,163
                                          ==========   ===========    ==========



















The  accompanying  Notes are an integral  part of these  Consolidated  Financial Statements.

                     CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies:

  (a) Description of Business:
      ------------------------
      The Company provides both regulated and competitive communications services to residential, business and wholesale customers through subsidiaries and Electric Lightwave, Inc. (ELI). ELI is a facilities based integrated communications provider providing a broad range of communications services throughout the United States. The Company is not dependent upon any single geographic area or single customer for its revenues.

      In  May  1998,   the  Company   announced   its  plans  to  separate   its
      communications businesses and public services businesses into two stand-alone publicly traded companies. The Company discontinued its separation plans when opportunities became available in 1999 to acquire telecommunications properties. During 1999, the Company announced that it had entered into various agreements to purchase approximately 911,000 telephone access lines from GTE Corp. (GTE) and US West Communications, Inc. (US West) for approximately $2,821,000,000 in cash. In August 1999, the Company's Board of Directors approved a plan of divestiture by sale for the Company's public services properties, which include gas, electric and water and wastewater businesses.

      On October 18, 1999, the Company announced that it had agreed to sell its water and wastewater operations to American Water Works, Inc. for an aggregate purchase price of $835,000,000. The transaction is expected to close in 2000 following regulatory approvals.

      On February 15, 2000, the Company announced that it had agreed to sell its electric utility operations. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) electric division will be sold to Kauai Island Electric Co-op for an aggregate purchase price of $535,000,000. The transactions are expected to close in 2000 following regulatory approvals.

      The Company expects to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by committed bank credit facilities. Permanent funding is expected to be from cash and investment balances and the proceeds from the divestiture of the Company's public services businesses.

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

  (c) Revenues:
      ---------
      The Company records revenues when services are provided. Certain communications revenues are estimated under cost separation procedures that base revenues on current operating costs and investments in facilities to provide such services.

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

      AFUDC  represents  the  borrowing  costs and a return on common  equity of funds used to finance construction of regulated assets. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, the Company is permitted to include in the rates charged for regulated services a fair return on and depreciation of such AFUDC included in plant in service. The amount of AFUDC relating to equity is included in other income, net ($2,547,000, $2,700,000 and $4,566,000 for 1999, 1998 and 1997, respectively) and the amount relating to borrowings is included as a reduction of interest expense ($2,330,000, $1,726,000 and $1,122,000 for 1999, 1998 and 1997, respectively). The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

      Capitalized interest for unregulated construction activities credited to interest expense related to ELI's capital expenditure program amounted to $8,681,000, $10,444,000 and $4,693,000 for 1999, 1998 and 1997,
      respectively.

  (e) Depreciation Expense:
      --------------------
      Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment and represents approximately 7%, 6% and 6% for 1999, 1998 and 1997, respectively, of the gross depreciable property, plant and equipment.

  (f) Regulatory Assets and Liabilities:
      ---------------------------------
      The Company's regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

      The Company continuously monitor the applicability of SFAS 71 to its regulated operations. SFAS 71 may, at some future date, be deemed inapplicable due to changes in the regulatory and competitive environments and/or a decision by the Company to accelerate deployment of new technology. If the Company were to discontinue the application of SFAS 71 to one or more of its regulated operations, the Company would be required to write off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to those operations. The Company believes its regulated operations continue to meet the criteria for SFAS 71 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established rate-making practices.

  (g) Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed Of:
      --------------------------------------------------------------------------
      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceed the fair value. During the fourth quarter of 1999, the Company determined that certain long-lived assets in the Communications sector were impaired. As a result, the Company recorded $36,136,000 of pre-tax charges as part of other operating expenses, including approximately $15,369,000 related to a decision made by management to discontinue development of certain operational systems and approximately $20,767,000 related to certain regulatory assets deemed to be no longer recoverable.

  (h) Investments and Short-Term Debt:
      -------------------------------
      Investments include high credit quality, short- and intermediate-term fixed-income securities (primarily state and municipal debt obligations) and equity securities. The Company classifies its investments at purchase as available-for-sale or held-to-maturity. The Company does not maintain a trading portfolio.

      Securities classified as available-for-sale are carried at estimated fair market value. These securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of shareholders' equity. Held-to-maturity securities represented those which the Company had the ability and intent to hold to maturity and were carried at amortized cost, adjusted for amortization of premiums/discounts and accretion over the period to maturity. Interest, dividends and gains and losses realized on sales of securities are reported in Investment income.

      The Company evaluates its investments periodically to determine whether any decline in fair value, below the amortized cost basis, is other than temporary. If the Company determines that a decline in fair value is other than temporary, the cost basis of the individual investment is written down to fair value which becomes the new cost basis. The amount of the write down is included in earnings as a loss.

      Commercial paper notes payable is classified as long-term debt when it is intended to be refinanced with long-term debt securities. In 1998, short-term debt represented commercial paper notes payable which were repaid in January 1999 with the proceeds from the sale of the Company's investment in Centennial Cellular Corp. (Centennial) (see Note 5).

  (i) Income  Taxes,  Deferred  Income Taxes and  Investment  Tax  Credits:
      --------------------------------------------------------------------
      The Company and its subsidiaries are included in a consolidated federal income tax return. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, de-ferred income taxes are recorded for the tax effect of temporary differences between the financial statement and the tax bases of assets and Liabilities using tax rates expected to be in effect when the tem-porary differences are expected to turn around. Regulatory assets and liabilities (see Note 1(f)) include income tax benefits previously flowed through to customers and from the allowance for funds used during con-struction, the effects of tax law changes and the tax benefit associated with unamortized deferred investment tax credits. These regulatory assets and liabilities represent the probable net increase in revenues that will be reflected through future ratemaking proceedings. The investment tax credits relating to regulated operations, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

  (j) Employee Stock Plans:
      ---------------------
      The Company has various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management exempt and non-exempt employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. The Company recognizes compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant. The Company provides pro forma net income and pro forma net income per common share disclosures for employee stock option grants made in 1995 and future years based on the fair value of the options at the date of grant (see Note 10). Fair value of options granted is computed using the Black Scholes option pricing model.

  (k) Non Operating Gain on Subsidiary Stock and Minority Interest:
      ------------------------------------------------------------
      On November 24, 1997, ELI completed an initial public offering (IPO) of 8,000,000 shares of its Class A Common Stock. The Company's policy is to account for sales of subsidiary stock as income statement transactions and as a result, in 1997, the Company recorded a pre-tax non operating gain of approximately $78,700,000 resulting from this transaction and continues to consolidate ELI. The Company retains approximately 98% of the voting interest and approximately 82% of the economic ownership in ELI.

      Minority interest represents the minority's share of ELI's loss before income tax benefit as of December 31, 1999. The Company will be able to record minority interest income only to the extent of the minority interest. If ELI becomes profitable, its earnings will be recognized in full by the Company until losses the Company recognized in excess of its economic ownership percentage are recovered. After such recovery, the Company will record minority interest expense on the consolidated statement of income and comprehensive income and will again record minority interest on its balance sheet.

  (l) Net Income Per Common Share:
      ---------------------------
      Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on. Both Basic and Diluted net income per common share calculations for 1997 are presented with adjustments for subsequent stock dividends. There were no stock dividends declared in 1999 (see Note 14).

  (m) Changes in Accounting Principles:
      --------------------------------
      In March 1998, the Accounting Standards Executive Committee of the AICPA released Statement of Position (SOP) 98-1, "Accounting for the Costs of
      Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs for the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software and costs for the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. Capitalized software costs included in construction work in progress reflect costs for internally developed and purchased software. The impact of the early adoption of SOP 98-1 was to capitalize approximately $6,100,000 in 1998 that would have been expensed had the Company not early adopted SOP 98-1.

      In April 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. Certain third party direct costs incurred by ELI in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years and were being amortized over five years. The Company elected to early adopt SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statement of income and comprehensive income for the year ended December 31, 1998, net of an income tax benefit of $577,000 and the related minority interest of $483,000.

(2)   Property, Plant and Equipment:
      -----------------------------

      The components of property, plant and equipment at December 31, 1999, 1998 and 1997 are as follows:

                                               1999       1998           1997
                                             ---------  ----------     ---------
                                                     ($ in thousands)
      Telephone outside plant              $ 2,244,808  $ 2,067,566  $ 1,963,187
      Telephone central office equipment 1,272,647 1,076,030 979,870 Information systems and other
        administrative assets                  619,865      501,870      273,869
      Construction work in progress            286,836      372,248      339,305
      Other                                     34,498       28,038       20,203
                                             ----------   ---------    ---------
                                           $ 4,458,654  $ 4,045,752  $ 3,576,434
                                             ==========  ==========  ===========

(3)   Mergers and Acquisitions:
      -------------------------

   On May 27, September 21, and December 16, 1999, the Company announced that it had entered into definitive agreements to purchase from GTE approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will begin closing in the third quarter 2000.

   On June 16, 1999, the Company announced that it had entered into a series of definitive agreements to purchase from US West approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. The Company expects that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

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

   In December 1997, the Company acquired Ogden Telephone Company (Ogden) in a stock for stock transaction. In 1997, the Company issued 2,308,262 shares of Common Stock to effect the merger. In 1998, 288,554 additional shares of the Company's Common Stock were issued in connection with this transaction. Ogden was an independent telephone operating company providing services to residential and commercial customers in Monroe County, New York. This transaction was accounted for using the pooling of interests method of accounting and the results of operations of Ogden have been included in the accompanying consolidated financial statements since the beginning of the 1997 year.

   The following pro forma financial information presents the combined results of operations of the Company and RTI as if the acquisition had occurred on January 1 of the year preceding the date of acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and RTI constituted a single entity during such periods.

                                                    1998         1997
                                                 ----------   ----------
                                    ($ in thousands, except for per share amounts)

       Revenues                                 $   950,000   $    878,000
       Net income                               $    56,000   $      9,000

       Basic net income per common share        $       .22   $        .03
       Diluted net income per common share      $       .22   $        .03

(4)   Discontinued Operations:
      -----------------------
   On August 24,  1999,  the  Company's  Board of  Directors  approved a plan of divestiture by sale of the Company's public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of the public services properties will be used to fund the telephone access line purchases. The Company has accounted for the planned divestiture of the public services properties as a discontinued operation. Discontinued operations in the consolidated statements of income and comprehensive income reflect the results of operations of the public services properties including allocated interest expense for the periods presented.
   Interest expense was allocated to discontinued operations based on debt issued for these businesses. The debt presented in liabilities of discontinued operations represents only debt to be transferred pursuant to the water and wastewater and electric asset sale agreements.

   On October 18, 1999, the Company announced that it had agreed to sell its water and wastewater operations to American Water Works, Inc. for an aggregate purchase price of $835,000,000. The transaction is expected to close in 2000 following regulatory approvals.

   On February 15, 2000, the Company announced that it had agreed to sell its electric utility operations. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) electric division will be sold to Kauai Island Electric Co-op for an aggregate purchase price of $535,000,000. The transactions are expected to close in 2000 following regulatory approvals.

   Summarized financial information for the discontinued operations is set forth below:

                                                  1999       1998        1997
                                                --------------------------------
                                                       ($ in thousands)

Current assets                              $   109,250   $  107,478  $   95,410
Net property, plant and equipment             1,459,958    1,343,536   1,273,006
Other assets                                     87,206       63,034      70,790
                                              ---------    ---------   ---------
Total assets                                $ 1,656,414   $1,514,048  $1,439,206
                                              =========    =========   =========



Current liabilities                           $  18,040    $  17,133  $   12,613
Long-term debt                                  133,817      124,908     122,630
Other liabilities                               158,412      126,245     125,982
                                               --------     --------   ---------
Total liabilities                             $ 310,269    $ 268,286  $  261,225
                                               ========     ========   =========



Revenues                                      $ 613,216    $ 609,514   $ 533,287
Operating income                                 82,179       96,525      66,623
Income taxes                                     14,230       18,389       5,455
Net income                                    $  27,359    $  36,528   $  14,023


(5)   Investments:
      -------------

   The components of investments at December 31, 1999, 1998 and 1997 are as follows:
                                                   1999       1998      1997
                                                 -----------------------------
                                                       ($ in thousands)

State and municipal securities                  $ 233,021  $ 141,202 $ 212,743
Centennial Preferred Security                          -     107,679   107,679
Marketable equity securities                      243,591    163,661    75,855
Joint Venture with subsidiary of Century               -      49,385    49,196
Other fixed income securities                     114,774      2,219     2,222
                                                  --------  --------  --------
    Total                                       $ 591,386  $ 464,146 $ 447,695
                                                  ========  ========  ========

   In January 1999, Centennial was merged with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. The Company was a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, the Company was required to convert the preferred stock into approximately 2,972,000 shares of Class B Common Stock. The Company received approximately $205,600,000 in cash for all of its Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock. The Company realized and reported a pre-tax gain of approximately $69,500,000 in the first quarter 1999 in Investment income.

   On October 1, 1999, Adelphia Communication Corp. (Adelphia) was merged with Century Communications Corp. (Century). The Company owned 1,807,095 shares of Century Class A Common Stock. Pursuant to this merger agreement, Century Class A Common shares were exchanged for $10,832,000 in cash and 1,206,705 shares of Adelphia Class A Common Stock (for a total market value of $79,600,000 based on Adelphia's October 1, 1999 closing price of $57.00). The Company realized and reported a pre-tax gain of approximately $67,600,000 in the fourth quarter of 1999 in Investment income.

   A subsidiary of the Company, in a joint venture with a subsidiary of Century, owned and operated four cable television systems in southern California serving over 90,000 basic subscribers. In July 1999, the Company entered into a separate agreement with Adelphia to sell its interest in the joint venture. Pursuant to this agreement on October 1, 1999, the Company received approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $133,300,000 based on Adelphia's October 1, 1999 closing price of $57.00). The Company realized and reported a pre-tax gain of approximately $83,900,000 in the fourth quarter of 1999 in Investment income. During 1999, the Company reclassified the cost related to the Company's joint venture with a subsidiary of Century from other assets to investments. Prior year presentations have been restated to conform to the current year presentation.

   The Chairman and Chief Executive Officer of the Company was also Chairman and Chief Executive Officer of Century prior to its merger with Adelphia. Centennial was a subsidiary of Century until it was sold.

   The following summarizes the amortized cost, gross unrealized holding gains and losses and fair market value for investments.

                             Amortized      Unrealized Holding   Aggregate Fair
Investment Classification       Cost        Gains      (Losses)   Market Value
-------------------------   ------------    -----      --------  --------------
                                             ($ in thousands)
As of December 31, 1999
-----------------------
Available-For-Sale           $ 567,208    $ 37,025    $ (12,847)   $ 591,386

As of December 31, 1998
-----------------------
Held-To-Maturity             $ 107,679    $ 15,673    $      -     $ 123,352
Available-For-Sale             215,228     100,329       (8,475)     307,082
Joint Venture with Century      49,385        -              -        49,385

As of December 31, 1997
-----------------------
Held-To-Maturity             $ 107,679    $ 78,608    $      -     $ 186,287
Available-For-Sale             284,630      19,673      (13,483)     290,820
Joint Venture with Century      49,196         -             -        49,196

   The amortized cost of held-to-maturity securities plus the aggregate fair market value of available-for-sale securities for each year presented above equals the total of investments presented in the foregoing investments table.

   Marketable equity securities for 1999, 1998 and 1997 include the Company's investment in Hungarian Telephone and Cable Corp. (HTCC). The Chairman and Chief Executive Officer of the Company is also a member of the Board of Directors of HTCC.

   In 1995, the Company made an initial investment in and entered into definitive agreements with HTCC. The investment in HTCC had declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, the Company recognized a loss of $31,900,000 in the HTCC investment in Other income (loss), net in 1998.

   In May 1999, in connection with HTCC's debt restructuring, the Company cancelled a note obligation from HTCC to the Company and a seven-year consulting services agreement in exchange for the issuance by HTCC to the Company of 1,300,000 shares of HTCC Common Stock and 30,000 shares of HTCC's 5% convertible preferred stock. Each share of HTCC convertible preferred stock has a liquidation value of $70 and is convertible at the option of the Company into 10 shares of HTCC Common Stock. To the extent the 1,300,000 HTCC common shares and the 300,000 HTCC common shares underlying the HTCC convertible preferred stock do not achieve an average market closing price of at least $7 per share for the twenty trading days ending March 31, 2000, HTCC has agreed to issue additional HTCC convertible preferred shares with a value equal to any such shortfall.

   At December 31, 1999, the Company owns approximately 19% of the HTCC shares presently outstanding. The Company's investment in HTCC is classified as an available for sale security and accounted for using the cost method of accounting. Additionally, the Company has exercised its right to nominate one member of the Board of Directors of HTCC.

(6)   Fair Value of Financial Instruments:
      ------------------------------------

   The following table summarizes the carrying amounts and estimated fair values for certain of the Company's financial instruments at December 31, 1999, 1998 and 1997. For the other financial instruments, representing cash, accounts and notes receivables, short-term debt, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

                                 1999                   1998                     1997
                        ---------------------   -----------------------  ------------------------
                        Carrying                Carrying                 Carrying
                        Amount     Fair Value    Amount     Fair Value    Amount     Fair Value
                        --------   ----------  ---------    ----------  -------      ----------
                                                  ($ in thousands)
        Investments    $  591,386  $  591,386  $  464,146  $  479,819   $  447,695  $  526,303
        Long-term debt  2,107,460   2,046,541   1,775,338   1,884,631    1,583,902   1,665,897
        EPPICS            201,250     226,909     201,250     171,566      201,250     192,194

   The fair value of the above financial instruments are based on quoted prices at the reporting date for those financial instruments except for the investment in the Centennial Preferred Security and the Joint Venture with Century. The fair value of the Centennial Preferred Security was estimated to be its accreted value at December 31, 1997 and its conversion value at December 31, 1998. The fair value of the Joint Venture with Century was estimated to be its book value (see Note 5).

(7)   Long-term Debt:
      --------------


                            Weighted average                            December 31,
                            interest rate at                ---------------------------------------
                           December 31, 1999   Maturities       1999           1998          1997
                           -----------------  ---------     ---------------------------------------
                                                              ($ in thousands)
   Debentures                   7.34%         2001-2046     $ 1,000,000   $ 1,000,000   $ 1,000,000
   Industrial development
    revenue bonds               5.39%         2015-2033         353,494       337,922       320,281
   Senior unsecured notes       6.25%         2004-2012         361,000        36,000        36,000
   ELI bank credit facility     6.63%           2002            260,000       284,000        60,000
   Rural Utilities Service
    Loan Contracts              5.85%         2001-2027          87,100        91,078        87,053
   Other long-term debt         8.86%         2000-2027          45,866        26,338        12,568
   Commercial paper notes
    payable                                                           -             -        68,000
                                                              ----------   -----------   ----------
        Total long-term debt                                $ 2,107,460   $ 1,775,338   $ 1,583,902
                                                              ==========   ===========   ==========

   The total principal amounts of industrial development revenue bonds were $369,935,000 in 1999 and 1998 and $349,935,000 in 1997. Funds from industrial development revenue bond issuances are held by a trustee until qualifying construction expenditures are made at which time the funds are released. The amounts presented in the table above represent funds that have been used for construction through December 31, 1999, 1998 and 1997, respectively.

   On December 31, 1997, certain commercial paper notes payable were classified as long-term debt because the obligations were refinanced with long-term debt securities.

   The Company has available lines of credit with financial institutions in the amounts of $3,000,000,000, with associated facility fees of 0.06% per annum and $200,000,000 with no associated facility fees, which expire on October 27, 2000, and another $200,000,000 with associated facility fees of 0.07625% per annum which expires on December 16, 2003. The terms of the latter line of credit provide the Company with extension options. There were no amounts outstanding under these commitments at December 31, 1999. ELI has committed lines of credit with commercial banks under which it may borrow up to $400,000,000 which are guaranteed by the Company and expire November 21, 2002. The ELI credit facility has an associated facility fee of 0.05% per annum. As of December 31, 1999, $260,000,000 was outstanding under ELI's lines of credit.

   In April 1999, ELI completed an offering of $325,000,000 of five-year senior unsecured notes. The notes have an interest rate of 6.05% and mature on May 15, 2004. The Company has guaranteed the payment of principal and any premium and interest on the notes when due.

   The Company's installment principal payments, capital leases and maturities of long-term debt for the next five years are as follows:

                              2000       2001      2002       2003      2004
                             -------   --------  --------   --------  --------
                                            ($ in thousands)
   Installment principal
     payments              $   5,258  $   4,839  $   4,953  $  5,051   $   5,107
   Capital leases             25,898     22,707        442       477         515
   Maturities                      -     50,000    260,000         -     425,000
                             -------  ---------   ---------   --------  --------
                           $  31,156  $  77,546  $ 265,395  $  5,528   $ 430,622
                             =======  =========   =========   ========  ========

   Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is April 1, 2001 for $14,400,000 of principal amount of bonds. The Company expects to remarket all such bonds which are tendered. In the years 1999, 1998 and 1997, interest payments on short- and long-term debt were $93,017,000, $77,038,000 and $69,566,000, respectively.

 (8) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

   During the first quarter of 1996, a consolidated wholly-owned subsidiary of the Company, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from the Company $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and the Company's Convertible Subordinated Debentures are substantially all the assets of the Partnership. The Company's obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities. The $196,722,000 of net proceeds from the issuances was used to permanently fund a portion of previous acquisitions of telecommunications properties.

   In accordance with the terms of the issuances, the Company paid the 5% interest on the Convertible Subordinated Debentures in Citizens' Common Stock. During 1999, 1,004,961 shares of Common Stock were issued to the Partnership in payment of interest of which 976,464 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 28,497 shares of Common Stock were distributed by the Partnership to the Trust. During 1998, 1,093,274 shares of Common Stock were issued to the Partnership in payment of interest of which 1,009,231 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 84,043 shares of Common Stock were distributed by the Partnership to the Trust. During 1997, 986,579 shares of Common Stock were issued to the Partnership in payment of interest of which 952,007 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 34,572 shares of Common Stock were distributed by the Partnership to the Trust. The Trust distributed the cash and shares as dividends to the holders of the EPPICS in 1999, 1998 and 1997.

(9)  Capital Stock:
     --------------

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

   The amount and timing of dividends payable on Common Stock are within the sole discretion of the Company's Board of Directors. The Board of Directors had undertaken an extensive review of the Company's dividend policy in conjunction with its review of strategic options for the Company in 1998. Resulting from this review, the Board concluded that the Company discontinue dividends after the payment of the December 1998 stock dividend.

   Quarterly and annual stock dividend rates declared and annual stock dividend cash equivalents (adjusted for all stock dividends declared through December 31, 1998, and rounded to the nearest 1/16th) considered by the Board have been as follows:

                                             Dividend Rates
                                          --------------------
                                             1998      1997
                                          --------------------
                   First quarter             .75%      1.6 %
                   Second quarter            .75%      1.6 %
                   Third quarter             .75%      1.0 %
                   Fourth quarter            .75%      1.0 %
                                           -------   --------
                     Total                   3.0%      5.2 %
                                           =======   ========
                     Compounded Total       3.03%      5.30%
                                           =======   ========
                    Cash Equivalent    28 5/16(cent) 51 1/4(cent)
                                       =========================

   The Company purchased 631,000 shares at a cost of $6,625,000 in 1999. The Company purchased 1,811,000 shares at a cost of $14,826,000 in 1998 and 4,904,000 shares at a cost of $48,552,000 in 1997 to pay common stock dividends.

   In December 1999, the Company's Board of Directors authorized the purchase, from time to time, of up to $100,000,000 worth of shares of the Company's common stock.

   The activity in shares of outstanding common stock during 1999, 1998 and 1997 is summarized as follows:

                                                        Number of Shares
                                                       ----------------
     Balance at January 1, 1997                          239,148,000
           Acquisitions                                    2,417,000
           Common stock dividends                         12,591,000
           Common stock buybacks                          (4,904,000)
           Common stock issued to fund EPPICS dividends      986,000
           Stock plans                                       756,000
                                                         -----------
     Balance at December 31, 1997                        250,994,000
           Acquisitions                                      532,000
           Common stock dividends                          7,657,000
           Common stock buybacks                          (1,811,000)
           Common stock issued to fund EPPICS dividends    1,093,000
           Stock plans                                       684,000
                                                         -----------
     Balance at December 31, 1998                        259,149,000
           Common stock buybacks                            (631,000)
           Common stock issued to fund EPPICS dividends    1,005,000
           Stock plans                                     2,553,000
                                                         -----------
     Balance at December 31, 1999                        262,076,000
                                                         ===========

   The Company has 50,000,000 authorized but unissued shares of preferred stock ($.01 par).

(10)   Stock Plans:
       -----------

   At December 31, 1999, the Company had four stock based compensation plans and ELI had two stock based plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the employee stock plans. No compensation cost has been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan
   (ESPP), ELI Employee Stock Purchase Plan (ELI ESPP) or ELI Equity Incentive Plan (ELI EIP) as the exercise price for such options was equal to the market price of the stock at the time of grant. Compensation cost recognized for the Company's Directors' Deferred Fee Equity Plan was $481,540, $463,798 and $352,017 in 1999, 1998 and 1997, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its MEIP, EIP, ESPP, ELI ESPP and ELI EIP, the Company's pro forma Net income and Net income per common share would have been as follows:


                                                   1999     1998     1997
                                                 --------------------------
                                                     ($ in thousands)

     Net Income                   As reported    $144,486  $57,060   $10,100
                                  Pro forma       130,613   46,005     7,717

     Net Income per common share  As reported:
                                    Basic            $.55    $.22      $.04
                                    Diluted           .55     .22       .04
                                  Pro forma:
                                    Basic            $.50    $.18      $.03
                                    Diluted           .50     .18       .03

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

   The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% (13,103,812 as of December 31, 1999) of the Company's common stock outstanding. No awards will be granted more than 10 years after the effective date (June 22, 1990) of the MEIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

   Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

   The following is a summary of share activity subject to option under the MEIP adjusted for subsequent stock dividends for 1997. There were no stock dividends declared in 1999.

                                                Shares          Weighted
                                              Subject to     Average Option
                                                Option       Price Per Share
                                              ----------     ---------------
Balance at January 1, 1997                    10,800,000       $ 11.02
    Options granted                            1,641,000          8.53
    Options exercised                           (106,000)        10.81
    Options canceled,forfeited or lapsed        (631,000)        11.03
                                               ---------
Balance at December 31, 1997                  11,704,000         10.72
    Options granted                            1,869,000          7.75
    Options exercised                            (29,000)        10.56
    Options canceled,forfeited or lapsed      (4,109,000)        11.09
                                              -----------
Balance at December 31, 1998                   9,435,000          9.91
    Options granted                            1,844,000          8.00
    Options exercised                           (602,000)         8.20
    Options canceled,forfeited or lapsed        (396,000)         8.08
                                              -----------
Balance at December 31, 1999                  10,281,000        $ 9.73
                                              ===========

   In 1998, as a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 3,801,000 options were eligible for exchange, of which 3,554,000 options were canceled in exchange for 1,869,000 new options with an exercise price of $7.75.

   The following table summarizes information about shares subject to options under the MEIP at December 31, 1999.


                       Options Outstanding                              Options Exercisable
------------------------------------------------------------------    ---------------------------
                                                   Weighted Average                 Weighted
   Number      Range of         Weighted Average      Remaining       Number        Average
  Outstanding  Exercise Price   Excercise Price    Life in Years      Exercisable   Exercise Price
  -----------  --------------   ----------------  ----------------    -----------   --------------
     14,000    $  4 -  5            $   4              5                 14,000      $  4
  3,601,000       7 -  8                8              6              1,889,000         8
  1,330,000       8 - 10                9              8                866,000         9
  2,199,000      10 - 11               11              5              1,960,000        11
  2,578,000      11 - 14               12              4              2,343,000        12
    559,000      14 - 15               14              4                559,000        14
  ----------                                                         ----------
 10,281,000    $  4 - 15             $ 10              5              7,631,000      $ 10
  ==========                                                         ==========

   The weighted average fair value of options granted during 1999, 1998 and 1997 were $3.17, $2.27 and $4.23, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                            1999      1998      1997
                            ----      ----      ----
Dividend yield                -         -         -
Expected volatility          29%       26%       32%
Risk-free interest rate    5.32%     4.43%     6.13%
Expected life             6 years   4 years   7 years

   During 1996, the Company granted 566,694 shares (adjusted for subsequent stock dividends) of restricted stock awards to key employees in the form of the Company's Common Stock. None of the restricted stock may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse in January 2001. At December 31, 1999, 559,974 shares of restricted stock were outstanding. Compensation expense of $1,268,000, $1,288,000 and $1,302,000 for the years ended December 31, 1999, 1998 and 1997, respectively, has been recorded in connection with these grants.

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

   The maximum number of shares of common stock which may be issued pursuant to awards at any time is 12,858,000 shares, which has been adjusted for subsequent stock dividends for 1997. There were no stock dividends declared in 1999. No awards will be granted more than 10 years after the effective date (May 23, 1996) of the EIP. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

   Under the terms of the EIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

   The following is a summary of share activity subject to option under the EIP adjusted for subsequent stock dividends for 1997. There were no stock dividends declared in 1999.

                                              Shares          Weighted
                                             Subject to     Average Option
                                              Option        Price Per Share
                                             ----------     ---------------
Balance at January 1, 1997                         -           $    -
    Options granted                           2,197,000            8.55
    Options canceled, forfeited or lapsed        (3,000)           8.53
                                             ----------
Balance at December 31, 1997                  2,194,000            8.55
    Options granted                           4,683,000            9.34
    Options canceled,forfeited or lapsed     (2,745,000)          10.14
                                             ----------
Balance at December 31, 1998                  4,132,000            8.51
    Options granted                           3,487,000            8.64
    Options exercised                          (361,000)           8.46
    Options canceled, forfeited or lapsed      (679,000)           8.40
                                             ----------
Balance at December 31, 1999                  6,579,000         $  8.59
                                             ==========

   As a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 2,453,000 options were eligible for exchange, of which 2,123,000 options were canceled in exchange for 1,606,000 new options with an exercise price of $7.75.

   The following table summarizes information about shares subject to options under the EIP at December 31, 1999.


                      Options Outstanding                                 Options Exercisable
-----------------------------------------------------------------   ------------------------------
                                                 Weighted Average
  Number     Range of        Weighted Average      Remaining           Number     Weighted Average
Outstanding  Exercise Price   Exercise Price     Life in Years      Exercisable   Exercise Price
------------ --------------  ----------------    ----------------   -----------   -----------------
  3,625,000    $  7 -  8            $  8              9               635,000         $  8
  1,504,000       8 -  9               9              8             1,026,000            9
    133,000       9 - 10               9              8                35,000            9
    417,000      10 - 11              10              8               136,000           10
    900,000      11 - 13              12             10                   -              -
------------                                                         ---------
  6,579,000    $  7 - 13            $  9              9             1,832,000         $  8
============                                                         =========

   The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.46, $3.54 and $4.25, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                              1999      1998     1997
                           ----------------------------
Dividend yield                 -         -        -
Expected volatility            29%       26%      32%
Risk-free interest rate      5.47%     5.15%    6.14%
Expected life               6 years   6 years  7 years


   During 1999, 1998 and 1997, the Company granted restricted stock awards to key employees in the form of the Company's Common Stock. The number of shares issued as restricted stock awards during 1999, 1998 and 1997 were 901,200, 464,409 and 23,018, respectively (adjusted for subsequent stock dividends in 1997). None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are both time and performance based. At December 31, 1999, 946,976 shares of restricted stock were outstanding. Compensation expense of $1,305,652, $808,000 and $27,000 for the years ended December 31, 1999, 1998 and 1997, respectively, has been recorded in connection with these grants.

                          Employee Stock Purchase Plan
                          ----------------------------

   The Company's ESPP was approved by shareholders on June 12, 1992 and amended on May 22, 1997. Under the ESPP, eligible employees of the Company and its subsidiaries have the right to subscribe to purchase shares of Common Stock at the lesser of 85% of the mean between the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of the Company's capital stock. As of December 31, 1999, there were 6,407,195 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ESPP is administered by the Compensation Committee of the Board of Directors. As of December 31, 1999, the number of employees enrolled and participating in the ESPP was 2,066 and the total number of shares purchased under the ESPP was 3,201,887. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 1999, 1998 and 1997:


                                1999      1998     1997
                            -----------------------------
Dividend yield                   -         -         -
Expected volatility             29%       26%       32%
Risk-free interest rate       5.28%     4.91%     5.45%
Expected life               6 months  6 months   6 months

   The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $2.52, $2.05 and $2.28, respectively.

                        ELI Employee Stock Purchase Plan
                        --------------------------------
   The ELI ESPP was approved by shareholders on May 21, 1998. Under the ELI ESPP, eligible employees of ELI may subscribe to purchase shares of ELI Class A Common Stock at the lesser of 85% of the average of the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ELI ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of ELI. As of December 31, 1999, there were 1,950,000 shares of ELI Class A Common Stock reserved for issuance under the ELI ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ELI ESPP is administered by the Compensation Committee of ELI's Board of Directors. As of December 31, 1999, the number of employees enrolled and participating in the ELI ESPP was 691 and the total number of shares purchased under the ELI ESPP was 328,664. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 1999 and 1998:


                                   1999        1998
                                   ----        ----
Dividend yield                       -           -
Expected volatility                 66%         71%
Risk-free interest rate           5.25%       4.92%
Expected life                   6 months    6 months


   The weighted average fair value of those purchase rights granted in 1999 and 1998 was $4.97 and $3.82, respectively.

                            ELI Equity Incentive Plan
                            -------------------------

   In October 1997, the Board of Directors of ELI approved the ELI EIP. Under the ELI EIP, awards of ELI's Class A Common Stock may be granted to eligible directors, officers, management employees, non-management employees and consultants of ELI in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The ELI EIP is administered by the Compensation Committee of the ELI Board of Directors. The exercise price for such awards shall not be less than 85% or more than 110% of the average of the high and low stock prices on the date of grant. The exercise period for such awards is generally 10 years from the date of grant. ELI has reserved 6,670,600 shares for issuance under the terms of this plan.


   The following is a summary of share activity subject to option under the ELI EIP.

                                                   Shares         Weighted
                                                 Subject to     Average Option
                                                   Option       Price Per Share
                                                  ----------     -------------
Balance at January 1, 1997                              -          $      -
    Options granted                                2,326,000          16.00
                                                  ----------
Balance at December 31, 1997                       2,326,000          16.00
    Options granted                                1,654,000          10.77
    Options canceled, forfeited and lapsed        (1,649,000)         16.21
                                                  ----------
Balance at December 31, 1998                       2,331,000          12.14
    Options granted                                1,989,000           9.51
    Options exercised                               (116,000)          9.73
    Options canceled, forfeited and lapsed          (680,000)         10.12
                                                  ----------
Balance at December 31, 1999                       3,524,000        $ 10.96
                                                  ==========

   As a result of the stock option exchange program approved by the ELI Compensation Committee of the Board of Directors, a total of 2,212,000 options were eligible for exchange, of which 1,426,000 options were canceled in exchange for 880,000 new options in August 1998.

   The following table summarizes information about shares subject to options under the EIP at December 31, 1999.


                      Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------  ------------------------------
                                                   Weighted-Average
  Number     Range of          Weighted Average      Remaining         Number      Weighted Average
Outstanding  Exercise Prices   Exercise Price       Life in Years     Exercisable  Excercise Price
-----------  ---------------   ----------------    ----------------   -----------  ----------------
     41,000  $   5 -   8           $    7              9                  12,000      $   7
  2,309,000      8 -   9                9              9                 675,000          9
    311,000     10 -  15               13              9                  58,000         13
    863,000     15 -  18               16              8                 594,000         16
------------                                                           ---------
  3,524,000  $   5 -  18           $   11              9               1,339,000      $  12
============                                                           =========

   For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 1999, 1998 and 1997:

                                  1999      1998     1997
                               -----------------------------
Dividend yield                      -         -        -
Expected volatility                 66%       71%      13%
Risk-free interest rate            5.34%     5.44%    5.87%
Expected life                    6 years   6 years   7 years

   The weighted-average fair value of those options granted in 1999, 1998 and 1997 were $6.16, $6.94 and $5.13, respectively.

ELI has granted 610,000 restricted stock awards to key employees in the form of Class A Common Stock since its IPO. These restrictions lapse based on meeting specific performance targets. At December 31, 1999, 581,000 shares of this stock were outstanding, of which 259,000 shares are no longer restricted. Compensation expense was recorded in connection with these grants in the amounts of $2,559,000, $4,666,000 and $219,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
The Company's  Non-Employee  Directors' Deferred Fee Equity Plan (the Directors'
Plan) was approved by shareholders on May 19, 1995 and subsequently amended. The Directors' Plan includes an Option Plan, a Stock Plan and a Formula Plan. Through the Option Plan, an eligible director may elect to receive up to $30,000 per annum of his or her director's fees for a period of up to five years in the form of options to purchase Company common stock, the number of such options being equal to such fees divided by 20% of the fair market value of Company common stock on the effective date of the options and are exercisable at 90% of the fair market value of Company common stock on the effective date of the options. Through the Stock Plan, an eligible director may elect to receive all or a portion of his or her director's fees in the form of Plan Units, the number of such Plan Units being equal to such fees divided by the fair market value of Company common stock on certain specified dates. The Formula Plan provides each Director of the Company options to purchase 5,000 shares of common stock on the first day of each year beginning in 1997 and continuing through 2002 regardless of whether the Director is participating in the Option Plan or Stock Plan. In addition, on September 1, 1996, options to purchase 2,500 shares of common stock were granted to each Director. The exercise price of the options are 100% of the fair market value on the date of grant and the options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In the event of termination of Directorship, a Stock Plan participant will receive the value of such Plan Units in either stock or cash or installments of cash as selected by the Participant at the time of the related Stock Plan election. As of any date, the maximum number of shares of common stock which the Plan may be obligated to deliver pursuant to the Stock Plan and the maximum number of shares of common stock which shall have been purchased by Participants pursuant to the Option Plan and which may be issued pursuant to outstanding options under the Option Plan shall not be more than one percent (1%) of the total outstanding shares of Common Stock of the Company as of such date, subject to adjustment in the event of changes in the corporate structure of the Company affecting capital stock. There were 10 directors participating in the Directors' Plan in 1999. In 1999, the total Options and Plan Units earned were 153,969 and 15,027, respectively. In 1998, the total Options and Plan Units earned were 185,090 and 16,661, respectively. In 1997, the total Options and Plan Units earned were 188,838 and 18,817, respectively (adjusted for subsequent stock dividends). At December 31, 1999, 671,477 options were exercisable at a weighted average exercise price of $9.66.

On December 31, 1999, the Option Plan and the Stock Plan of the Deferred Fee Equity Plan expired in accordance with the plan's terms. In replacement of these plans, the non-employee directors now have the choice to receive 50% or 100% of their future fees in either stock or stock units. If stock is elected, the stock will be purchased at the average of the high and low on the first trading date of the year (Initial Market Value). If the average price is lower on the last trading day of November (Final Market Value), an adjustment will be made by payment of additional stock to bring the shares paid up to the number of shares purchasable at the Final Market Price. If stock units are elected, they will be purchased at 85% of the Initial Market Value. In the event of a lower Final Market Value, an adjustment will be made by payment of additional stock to bring the shares paid up to the number of shares purchasable at the Final Market Price. Stock units (except in an event of hardship) are held by the Company until retirement or death.

The Company had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to non-employee directors of the Company, or their designated beneficiaries, starting at their retirement, death or termination of directorship of each individual director. In 1999, the Company terminated this Plan. In connection with the termination, the value as of May 31, 1999, of the vested benefit of each non-employee director was credited to him/her in the form of stock units. Such benefit will be payable upon retirement, death or termination of the directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in common stock of the Company (convertible on a one for one basis) or in cash. As of December 31, 1999, the liability for such payments was $3.7 million of which $1.6 million will be payable in stock (based on the July 15, 1999 stock price) and $2.1 million will be payable in cash. While the number of shares of stock payable to those directors electing to be paid in stock was fixed, the amount of cash payable to those directors electing to be paid in cash will be based on the number of stock units awarded times the stock price at the payment date.

(11)  1999 Restructuring Charges:
      --------------------------

   In the fourth quarter of 1999, the Company approved a plan to restructure the Company's corporate office activities. In connection with this plan, the Company recorded a pre-tax charge of $5,760,000 in other operating expenses. The restructuring results in the reduction of 49 corporate employees. As part of this process, certain job functions are being outsourced and others eliminated. All affected employees were communicated to in the early part of November 1999.

   As of December 31, 1999, approximately $221,000 of the costs had been paid and 17 employees were terminated. The remaining accrual of approximately $5,539,000 is recorded in other current liabilities. These costs are expected to be paid in 2000 and the remaining employees will be terminated in 2000.

(12) 1997 Charges to Earnings:
      ------------------------

   During the second quarter of 1997, the Company recorded approximately $197,300,000 of pre-tax charges to earnings of which $153,500,000 related to continuing operations and $43,800,000 to discontinued operations. For continuing operations, the charges resulted from a re-evaluation of certain business strategies including its out-of-territory long distance aggressive growth strategy, accounting policy changes at ELI in anticipation of its initial public offering and curtailment of certain employee benefit plans. For discontinued operations, the charges resulted from public utility regulatory commission orders and the curtailment of certain employee benefit plans.

(13) Income Taxes:
     -------------

   The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the actual amount:


                                                              1999       1998      1997
                                                            --------  ---------  --------
                                                                 ($ in thousands)
Consolidated tax provision at federal statutory rate       $ 65,773   $ 11,558  $ 1,475
State income tax provisions (benefit), net of
  federal income tax                                          1,266       (495)   1,352
Allowance for funds used during construction                 (1,072)    (1,322)  (1,441)
Nontaxable investment income                                 (2,609)    (2,932)  (4,726)
Amortization of investment tax credits                         (613)      (548)    (657)
Flow through depreciation                                     5,706      4,870    3,946
Tax reserve adjustment                                        1,455     (4,760)     564
Company owned life insurance                                  2,599        561    1,290
Minority interest                                            (8,290)    (2,433)       -
All other, net                                                  372       (551)     125
                                                           --------   --------  --------
                                                          $  64,587   $  3,948  $ 1,928
                                                           ========   ========  ========

   As of December 31, 1999, 1998 and 1997, accumulated deferred income taxes amounted to $450,903,000, $432,299,000 and $408,310,000, respectively, and the unamortized deferred investment tax credits amounted to $9,305,000, $10,609,000 and $12,398,000, respectively. Income taxes paid during the year were $885,000, $5,434,000 and $17,765,000 for 1999, 1998 and 1997,
   respectively.

   The components of the net deferred income tax liability at December 31, are as follows:

                                                         1999       1998        1997
                                                         ----       ----        ----
                                                                ($ in thousands)
Deferred income tax liabilities:
-------------------------------
     Property, plant and equipment basis differences $  381,278   $ 334,296   $   338,170
     Regulatory assets                                   69,757      73,724        76,504
     Other, net                                          20,523      47,572        20,101
                                                      ---------   ---------    ----------
                                                        471,558     455,592       434,775
                                                      ---------   ---------    ----------
Deferred income tax assets:
--------------------------
     Regulatory liabilities                               7,663       8,431         9,236
     Deferred investment tax credits                      3,687       4,253         4,831
                                                      ---------    ---------   ----------
                                                         11,350      12,684        14,067
                                                      ---------    ---------   ----------
     Net deferred income tax liability               $  460,208   $ 442,908   $   420,708
                                                      =========    =========   ==========

   The provision for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

                                                         1999       1998       1997
                                                         ----       -----      ----
                                                             ($ in thousands)
Income taxes charged (credited) to the income statement
   for continuing operations:
Current:
   Federal                                           $ 39,735    $  (17,866)   $  11,081
   State                                                1,394        (2,171)        (353)
                                                       --------   ----------   ----------
        Total current                                  41,129       (20,037)      10,728
                                                       --------   ----------   ----------
Deferred:
   Federal                                             23,517        23,124      (10,576)
   Investment tax credits                                (613)         (547)        (657)
   State                                                  554         1,408        2,433
                                                       --------   ----------   ----------
       Total deferred                                  23,458        23,985       (8,800)
                                                       --------   ----------   ----------
       Subtotal                                        64,587         3,948        1,928
                                                       --------   ----------   ----------
Income taxes charged (credited) to the income statement
   for discontinued operations:
Current:
   Federal                                              6,170        16,222        2,577
   State                                                  937         2,464          391
                                                       --------   ----------   ----------
        Total current                                   7,107        18,686        2,968
Deferred:
   Federal                                              6,662           676        2,902
   Investment tax credits                              (1,073)       (1,079)      (1,083)
   State                                                1,534           106          668
                                                       --------   ----------   ----------
       Total deferred                                   7,123          (297)       2,487
                                                       --------   ----------   ----------
       Subtotal                                        14,230        18,389        5,455
                                                       --------   ----------   ----------
Income tax benefit on dividends on convertible
preferred securities:
Current:
   Federal                                             (3,344)       (3,344)      (3,344)
   State                                                 (508)         (508)        (508)
                                                       --------   ----------   ----------
       Subtotal                                        (3,852)       (3,852)      (3,852)
                                                       --------   ----------   ----------

Income tax benefit on cumulative effect of change
in accounting principle:
Current:
   Federal                                                  -          (478)           -
   State                                                    -             -            -
                                                       --------   ----------   ----------
      Subtotal                                              -          (478)           -
                                                       --------   ----------   ----------
   Total Income taxes charged to the income
    statement (a)                                      74,965        18,007        3,531
                                                       --------   ----------   ----------

                                                         1999      1998       1997
                                                         ----      ----       ----
                                                             ($ in thousands)
Income taxes charged (credited) to shareholders' equity:
Deferred income taxes (benefits) on unrealized
 gains or losses on securities classified as
 available-for-sale                                    $(25,906)   $ 32,792   $  6,718
Current benefit arising from stock options exercised     (1,262)        (35)      (164)
                                                       --------    --------   ---------
         Income taxes charged (credited) to
          shareholders' equity (b)                      (27,168)     32,757      6,554
                                                       --------    --------   ---------
Total income taxes: (a) plus (b)                       $ 47,797    $ 50,764   $ 10,085
                                                       ========    ========   =========

   The Company's alternative minimum tax credit as of December 31, 1999 is $92,114,000, which can be carried forward indefinitely to reduce future regular tax liability. This benefit is included as a debit against accrued income taxes.

(14) Net Income Per Common Share:
     ---------------------------

   The reconciliation of the net income per common share calculation for the years ended December 31, 1999, 1998 and 1997 is as follows:

                               1999                  1998                                          1997
                       -------------------------------------------------------------    -----------------------
                                 ($ in thousands, except for per share amounts)
                                                   Per                          Per                         Per
                               Income    Shares   Share     Income    Shares    Share   Income    Shares  Share
                               ------    ------   -----     ------    ------    -----   ------    ------  -----
     Net income per
      common share:
      Basic                   $144,486  260,613   $ .55     $57,060   258,879   $ .22  $10,100   260,226  $ .04
      Effect of dilute options       -    1,779       -           -       742       -        -       598      -
      Diluted                 $144,486  262,392   $ .55     $57,060   259,621   $ .22  $10,100   260,824  $ .04

   All share amounts represent weighted average shares outstanding for each respective period. All per share amounts have been adjusted for subsequent stock dividends for 1997. There were no stock dividends declared in 1999. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. The Company has 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 7,756,406 potentially dilutive stock options at a range of $10.54 to $14.24 per share. These items were adjusted for subsequent stock dividends and were not included in the diluted net income per common share calculation for any of the above periods as their effect was antidilutive.

(15) Comprehensive Income (Loss):
     ---------------------------

   The Company's other comprehensive income (loss) for the years ended December 31, 1999 and 1998 is as follows:

                                                Year Ended December 31, 1999
                                                ----------------------------
                                           Before-Tax     Tax Expense/    Net-of-Tax
                                             Amount        (Benefit)        Amount
                                           ------------   ------------   ------------
                                                       ($ in thousands)
    Net unrealized gains on securities:
       Net unrealized holding gains
         arising during period             $   56,746     $    21,722    $   35,024
       Less: Reclassification adjustment
        for net gains realized in net
        income                                124,421          47,628        76,793
                                           ------------   ------------   ------------
    Other comprehensive loss               $  (67,675)    $   (25,906)   $  (41,769)
                                           ============   ============   ============

                                                Year Ended December 31, 1998
                                                ----------------------------
                                           Before-Tax     Tax Expense/   Net-of-Tax
                                             Amount         Benefit        Amount
                                           ------------   ------------   -----------
                                                     ($ in thousands)
    Net unrealized gains on securities:
       Net unrealized holding gains
        arising during period            $   56,497     $    21,627    $   34,870
       Add: Reclassification adjustment
        for net losses realized in net
        income                               29,167          11,165        18,002
                                           ----------   ------------   ------------
    Other comprehensive income          $    85,664     $    32,792    $   52,872
                                           ==========   ============   ============

(16)  Segment Information:
      -------------------

   The Company is segmented into communications and ELI. The communications segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider providing a broad range of communications services throughout the United States.

   EBITDA for each segment consists of segment operating income plus depreciation, all excluding special items. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies. Special items for 1999 include the following: gains on the sales of investments, asset impairment charges, accelerated depreciation related to the change in useful life of an operating system, costs associated with an executive retirement agreement, restructuring charges, pre-acquisition integration costs and separation costs. Special items for 1998 include separation costs and the HTCC investment write-off. Special items for 1997 include the 1997 charges to earnings.

                                                      Year Ended December 31,
                                                 --------------------------------
                                                  1999         1998          1997
                                              -------------------------------------
                                                      ($ in thousands)
Communications:
--------------
  Revenues excluding special items          $   949,268    $  867,446   $   840,329*
  Inter-segment revenues                        (46,031)      (32,407)      (23,573)
  Revenues as reported                          903,237       835,039       802,589
  Depreciation                                  226,141       181,656       175,363
  Operating income (loss)                       103,727       157,567        (2,580)
  EBITDA                                        380,465       340,642       315,506
  Capital expenditures, net                     227,176       201,453       263,011
  Total segment assets                        2,422,572     2,438,978     2,313,535

* Excludes $14,167,000 of the 1997 charges to earnings.

ELI:
---
  Revenues                                 $   187,008    $  100,880      $  61,084
  Inter-segment revenues                        (2,817)       (3,061)        (3,341)
  Revenues as reported                         184,191        97,819         57,743
  Depreciation                                  36,289        17,002         11,167
  Operating loss                               (95,659)      (75,923)       (48,201)
  EBITDA                                       (57,698)      (58,921)       (26,269)
  Capital expenditures, net                    245,695*      200,000        124,549
  Total segment assets                         775,234       532,309        359,962

* Includes $60,000,000 in non-cash capital lease additions.

The following table is a reconciliation of certain segment items to the total consolidated amount.

                                              Year Ended December 31,
                                           ------------------------------
                                           1999         1998         1997
                                       ------------------------------------
                                            ($ in thousands)
EBITDA
------
Total segment EBITDA                 $   322,767   $   281,721  $   289,237
Investment and other income               22,513        37,197       41,396
Non operating gain on sale of
 subsidiary stock                              -             -       78,734
Special items                            168,819       (33,324)    (153,488)
Discontinued operations                  148,190       158,399      112,310
                                       -----------  ----------   -----------
Consolidated EBITDA                  $   662,289   $   443,993  $   368,189
                                       ===========  ==========   ===========

Capital expenditures
--------------------
Total segment capital expenditures   $   472,871   $   401,453  $   387,560
General capital expenditures               6,741        25,123       33,334
Discontinued operations capital          135,804        95,456      103,595
expenditures                            ----------   ---------   ----------
Consolidated reported capital
 expenditures                        $   615,416   $   522,032  $   524,489
                                        ==========   =========   ==========

Assets
------
Total segment assets                 $ 3,197,806   $ 2,971,287  $ 2,673,497
General assets                           917,525       807,597      760,149
Discontinued operations assets         1,656,414     1,514,048    1,439,206
                                       ----------    ---------    ----------
Consolidated reported assets         $ 5,771,745   $ 5,292,932  $ 4,872,852
                                       ==========    =========    ==========

(17)  Quarterly Financial Data (unaudited):
      ------------------------------------
                                                                Net Income Per
                                                                 Common Share
                                                              -----------------
                                  Revenues    Net Income      Basic    Dilutive
                                  --------    ----------      -----    --------
          1999                       ($ in thousands)
          ----
          First quarter         $  264,750    $  54,625       $.21      $.21
          Second quarter           273,946        7,753        .03       .03
          Third quarter            271,517       11,908        .05       .05
          Fourth quarter           277,215       70,200        .27       .26

                                                                Net Income Per
                                                                 Common Share
                                                              -----------------
                                  Revenues    Net Income       Basic    Dilutive
                                  --------    ----------      ------    --------
          1998                       ($ in thousands)
          ----
          First quarter         $  224,540    $  26,779       $.10      $.10
          Second quarter           224,511       14,462        .06       .06
          Third quarter            236,324       14,461        .06       .06
          Fourth quarter           247,483        1,358        .01       .01

   First quarter 1999 results include an after tax gain of approximately $42,900,000 on the sale of Centennial Cellular stock (see Note 5). Fourth quarter 1999 results include an after tax gain of approximately $41,700,000 on the sale of Century stock and an after tax gain of approximately $51,800,000 on the sale of the Company's interest in a cable joint venture (see Note 5), offset by after tax asset impairment charges of approximately $22,300,000 (see Note 1(g)), after tax costs of an executive retirement agreement of $4,100,000, after tax restructuring charges of approximately $3,600,000 (see Note 11), after tax impact of accelerated depreciation of approximately $3,000,000 related to the change in useful life of an operating system and after tax pre-acquisition integration costs of approximately $2,400,000 (see Note 3).

   First quarter 1998 results include an after tax cumulative effect of change in accounting principle, net of related minority interest of approximately $2,334,000 (see Note 1(k)). Fourth quarter 1998 results include an after tax write-off of the HTCC investment of approximately $19,700,000 (see Note 5).

   The quarterly net income per common share amounts are rounded to the nearest cent. Annual net income per common share may vary depending on the effect of such rounding.

(18) Supplemental Cash Flow Information:
     ----------------------------------

   The following is a schedule of net cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997:

                                                      1999       1998       1997
                                                      ----       ----       ----
                                                          ($ in thousands)
Income (Loss) from continuing operations           $ 117,127  $  20,532  $ (3,923)
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation expense                              262,430    198,658   186,530
   Non cash charges to earnings                       36,136          -   122,735
   Investment gains                                 (221,088)         -         -
   Non cash HTCC investment write-off                      -     31,905         -
   Cumulative effect of change in accounting
        principle                                          -      3,394         -
   Gain on sale of subsidiary stock                        -          -   (78,734)
   Allowance for equity funds used during
        construction                                  (2,547)    (2,700)   (4,566)
   Deferred income tax and investment tax credit      30,581     23,687    (6,373)
   Change in operating accounts receivable            (7,783)   (40,770)  (41,745)
   Change in accounts payable and  other              91,088   (112,809)  (27,982)
   Change in accrued taxes and interest               30,624     17,996    (4,458)
   Change in other assets                             10,941     16,205    (1,628)
                                                    ---------  --------  ---------
        Net cash provided by continuing operating
         activities                                $ 347,509  $ 156,098 $ 139,856
                                                    =========  ========  =========

   In conjunction with the acquisitions described in Note 3 the Company assumed debt of $13,800,000 and $8,400,000 in 1998 and 1997, respectively, at weighted average interest rates of 5.6% and 6.2%, respectively.

(19)  Retirement Plans:
      -----------------

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

   The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 1999 and 1998.

                                                       1999         1998
                                                      -----        -----
   Change in benefit obligation                        ($ in thousands)
   ----------------------------
Benefit obligation at beginning of year            $ 252,914    $ 208,520
Service cost                                          13,234       10,747
Interest cost                                         17,200       15,703
Amendments                                            (1,877)      (1,487)
Actuarial (gain)/loss                                (33,039)      27,941
Acquisitions                                               -        8,344
Benefits paid                                        (20,830)     (16,854)
                                                     ---------    --------
Benefit obligation at end of year                  $ 227,602    $ 252,914
                                                     =========    ========

                                                       1999         1998
                                                       ----         ----
Change in plan assets                                  ($ in thousands)
---------------------
Fair value of plan assets at beginning of year      $ 232,536  $ 201,834
Actual return on plan assets                           21,760     24,749
Acquisitions                                               -      10,875
Employer contribution                                   5,420     11,932
Benefits paid                                         (20,830)   (16,854)
                                                      --------   --------
Fair value of plan assets at end of year            $ 238,886  $ 232,536
                                                      ========   ========

(Accrued)/Prepaid benefit cost
-----------------------------
Funded status                                       $  11,284  $ (20,378)
Unrecognized net liability                                146        189
Unrecognized prior service cost                         1,673      3,682
Unrecognized net actuarial (gain)/loss                (13,911)    21,807
                                                      --------  ---------
(Accrued)/Prepaid benefit cost                      $    (808) $   5,300
                                                      ========  =========

Components of net periodic benefit cost
---------------------------------------
Service cost                                        $  13,234  $  10,747
Interest cost on projected benefit obligation          17,200     15,703
Return on plan assets                                 (19,081)   (17,241)
Net amortization and deferral                             175        400
                                                     --------   ---------
Net periodic benefit cost                           $  11,528  $   9,609
                                                     ========   =========

Assumptions used in the computation of pension costs/ year-end benefit obligations were as follows:

                                                      1999        1998
                                                      ----        ----
Discount rate                                       7.0%/8.0%   7.5%/7.0%
Expected long-term rate of return on plan assets    8.25%/N/A   8.25%/N/A
Rate of increase in compensation levels             4.0%/4.0%   4.0%/4.0%

In November 1998, the Company acquired Rhinelander Telecommunications, Inc., including its pension benefit plans. The acquisition increased the pension benefit obligation by $3,974,000 and the fair value of plan assets by $4,884,000 as of December 31, 1998.

In June 1998, the Company acquired The Gas Company (TGC), including its non-collectively bargained pension benefit plan. The acquisition increased the pension benefit obligation by $4,370,000 and the fair value of plan assets by $5,991,000 as of December 31, 1998.

                     Postretirement Benefits Other Than Pensions
                     -------------------------------------------
   The Company provides certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents.

   The following table sets forth the plan's benefit obligations and the postretirement benefit liability recognized on the Company's balance sheets at December 31, 1999 and 1998:

                                                        1999        1998
                                                        ----        ----
Change in benefit obligation                          ($ in thousands)
----------------------------
Benefit obligation at beginning of year            $   51,983    $ 49,110
Service cost                                              781         980
Interest cost                                           3,431       3,523
Plan participants' contributions                          629         596
Amendments                                                  -      (4,734)
Actuarial (gain)/loss                                  (8,590)      4,503
Acquisitions                                               -          651
Benefits paid                                          (2,706)     (2,646)
                                                      --------    --------
Benefit obligation at end of year                  $   45,528    $ 51,983
                                                      ========    ========

Change in plan assets
---------------------
Fair value of plan assets at beginning of year     $   18,710    $  6,661
Actual return on plan assets                            1,200         677
Benefits paid                                            (948)          -
Employer contribution                                   1,498      11,372
                                                      --------    --------
Fair value of plan assets at end of year           $   20,460    $ 18,710
                                                      ========    ========

Accrued benefit cost
---------------------
Funded status                                      $  (25,068)   $(33,273)
Unrecognized transition obligation                        359         386
Unrecognized prior service cost                             -           -
Unrecognized (gain)                                   (14,953)     (7,562)
                                                       -------  ----------
Accrued benefit cost                               $  (39,662)   $(40,449)
                                                       =======  ==========

Components of net periodic  postretirement benefit cost
-------------------------------------------------------
Service cost                                       $      781    $    980
Interest cost on projected benefit obligation           3,431       3,523
Return on plan assets                                  (1,544)       (549)
Net amortization and deferral                            (828)       (947)
Curtailment gain                                            -      (2,003)
                                                       -------  ----------
Net periodic postretirement benefit cost           $    1,840    $  1,004
                                                       =======  ==========

   For purposes of measuring year end benefit obligations, the Company used the same discount rates as were used for the pension plan and a 7% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2040 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $378,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $3,845,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(338,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(3,486,000).

   In August 1999, the Company's Board of Directors approved a plan of divestiture for the public services properties. As such, any pension and/or postretirement gain or loss associated with the divestiture of these properties will be recognized when realized.

                              401(k) Savings Plans
                              --------------------
   The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in Company stock based on qualified employee contributions. Matching contributions were $5,850,000, $5,795,000 and $4,883,000 for 1999, 1998 and 1997, respectively.

(20) Commitments and Contingencies:
     -----------------------------

   The Company has budgeted capital expenditures in 2000 of approximately $599,800,000 (including $38,000,000 of non-cash capital lease additions) for continuing operations and $169,900,000 for discontinued operations and certain commitments have been entered into in connection therewith.

   In December 1999, the Company entered into an agreement with Nortel to outsource elements of DMS central office engineering and commissioning of the Company's network. The Company's commitment under this three year agreement is approximately $69,000,000 for 2000, $37,000,000 for 2001 and $35,000,000
   for 2002. The 2000 capital cost of this contract is included in the 2000 budgeted capital expenditures.

   The Company conducts certain of its operations in leased premises and also leases certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases for continuing operations are as follows:

                               Year         Amount
                         -------------  -------------
                                        ($ in thousands)
                               2000     $    26,363
                               2001          25,610
                               2002          17,237
                               2003          12,342
                               2004           9,219
                            thereafter       13,972
                                          -----------
                              Total     $   104,743
                                          ===========

   Total rental expense included in the Company's results of operations for the years ended December 31, 1999, 1998 and 1997 was $30,855,000, $27,964,000 and
   $19,076,000, respectively. The Company subleases, on a month to month basis, certain office space in its corporate office to a charitable foundation formed by its Chairman.

   In 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. ELI served as agent for the construction of these projects and, upon completion of each project, leased the facilities for a three year term, with one year renewals available through April 30, 2002. At December 31, 1999 and 1998, ELI was leasing assets under this agreement with an original cost of approximately $108,541,000 and $87,426,000 at December 31, 1997. ELI has the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.1 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in 2002. In the event ELI chooses not to exercise this option, ELI is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. The Company has guaranteed all obligations of ELI under this operating lease.

   ELI has entered into various capital and operating leases for fiber optic cable to interconnect ELI's local networks with long-haul fiber optic routes. The terms of the various agreements covering these routes range from 20 to 25 years, with varying optional renewal periods. For certain contracts, rental payments are based on a percentage of ELI's leased traffic, and are exclusive, subject to certain minimums. For other contracts, certain minimum payments are required.

   ELI has also entered into certain operating and capital leases in order to develop ELI's local networks, including an operating lease to develop a local network in Phoenix and a capital lease in San Francisco. The operating lease in Phoenix provides for rental payments based on a percentage of the network's operating income for a period of 15 years. The capital lease in San

   Francisco is a 30-year indefeasible and exclusive right to use agreement for optical fibers in the San Francisco Bay Area. The Phoenix operating lease network is currently operational, and the San Francisco capital lease network is expected to become operational in 2000.

   Minimum payments on operating leases are included in the table above. For payments on capital leases, see Note 7.

   The Company is also a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees aggregating as follows:

                               Year          Amount
                           -------------  -------------
                                         ($ in thousands)
                               2000     $    36,840
                               2001          31,490
                               2002           6,120
                               2003           5,960
                               2004           4,200
                            thereafter       12,600
                                          -----------
                              Total     $    97,210
                                          ===========

   The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including the Company, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 1999 and 1998, the Company's obligation under the agreement is approximately 10% of the total contract. The two largest participants in the VJO represent approximately 46% and 37% of the total contract, respectively. During 1998, these two major participants have each experienced regulatory disallowances that have resulted in credit rating downgrades and stock price declines. Both of these participants are in the process of appealing the regulatory disallowances; however, both companies have stated that an unfavorable ruling could jeopardize their ability to continue as going concerns. If either or both of these companies default on their obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including the Company, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on the financial results of the Company. The purchaser of the Company's Vermont Electric Division has agreed at closing to assume the Company's power purchase obligations under the Hydro-Quebec agreement, and the Company has agreed to indemnify that purchaser against losses resulting from the "step-up" provision in that agreement.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, after considering insurance coverages, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.