Form 10-Q
period 2000-03-31
CITIZENS UTILITIES CO
filed 2000-05-15
CIK 20520

CITIZENS UTILITIES COMPANY

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000
                                               --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________to__________

                        Commission file number 001-11001
                                               ---------

                           CITIZENS UTILITIES COMPANY
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

             Delaware                                  06-0619596
________________________________            ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          3 High Ridge Park
             P.O. Box 3801
        Stamford, Connecticut                            06905
________________________________________    ____________________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (203) 614-5600
                                                  ______________________________

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

                                    Yes X No

The number of shares outstanding of the registrant's class of common stock as of April 28, 2000 were 263,679,242.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Consolidated Balance Sheets at March 31, 2000 and December 31, 1999     2

   Consolidated Statements of Income and Comprehensive Income (Loss)
     for the Three Months Ended March 31, 2000 and 1999                    3

   Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2000 and 1999                                               4

   Notes to Consolidated Financial Statements                              5

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                 8

   Quantitative and Qualitative Disclosures about Market Risk             13

Part II.  Other Information

   Legal Proceedings                                                      14

   Exhibits and Reports on Form 8-K                                       15

   Signatures                                                             16

                          PART I. FINANCIAL INFORMATION

                    CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ----------  ----------
ASSETS
------
Current assets:
     Cash                                              $    43,992  $   37,141
     Accounts receivable, net                              217,785     241,519
     Other                                                  30,038      29,964
                                                         ----------  ----------
        Total current assets                               291,815     308,624
                                                         ----------  ----------

Property, plant and equipment                            4,567,876   4,458,654
Less accumulated depreciation                            1,620,900   1,569,936
                                                         ----------  ----------
         Net property, plant and equipment               2,946,976   2,888,718
                                                         ----------  ----------

Investments                                                546,652     591,386
Regulatory assets                                          183,895     184,942
Deferred debits and other assets                           136,817     141,274
Assets of discontinued operations                        1,652,310   1,656,414
                                                         ----------  ----------
                     Total assets                      $ 5,758,465  $5,771,358
                                                         ==========  ==========

LIABILITIES AND EQUITY
----------------------
Current liabilities:
      Long-term debt due within one year               $    33,005   $    31,156
      Accounts payable and other current liabilities       333,375       435,856
                                                         ----------   ----------
          Total current liabilities                        366,380       467,012

Deferred income taxes                                      448,160       460,208
Customer  advances for construction and  contributions
  in aid of construction                                   180,652       179,831
Deferred credits and other liabilities                      70,827        87,668
Regulatory liabilities                                      26,419        27,000
Long-term debt                                           2,193,494     2,107,460
Liabilities of discontinued operations                     394,861       310,269
                                                         ----------   ----------
           Total liabilities                             3,680,793     3,639,448
                                                         ----------   ----------

Company Obligated Mandatorily  Redeemable  Convertible
  Preferred Securities *                                   201,250       201,250
Minority interest in subsidiary                              6,930        11,112

Shareholders' equity:
       Common stock issued, $.25 par value                  65,811        65,519
       Additional paid-in capital                        1,589,621     1,577,903
       Retained earnings                                   268,915       261,590
       Accumulated other comprehensive income              (13,122)       14,923
       Treasury stock                                      (41,733)        (387)
                                                         ----------   ----------
              Total shareholders' equity                 1,869,492     1,919,548
                                                         ----------   ----------
                 Total liabilities and
                  shareholders' equity                 $ 5,758,465   $ 5,771,358
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

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (In thousands, except per-share amounts)

                                                             2000        1999
                                                           ---------   ---------

Revenue                                                  $   282,455  $ 264,750
                                                           ---------   ---------

Operating Expenses:
Network access                                                27,003     34,395
Depreciation and amortization                                 82,705     61,885
Other operating expenses                                     155,981    161,338
Acquisition assimilation expenses                              3,974        -
                                                           ---------   ---------
      Total operating expenses                               269,663    257,618
                                                           ---------   ---------

          Income from operations                              12,792      7,132

Investment and other income, net                               5,265     75,521
Minority interest                                              6,285      5,993
Interest expense                                              29,164     19,098
                                                           ---------   ---------
      Income (loss) before  income taxes, dividends
        on convertible preferred securities
        and discontinued operations                           (4,822)    69,548

Income tax expense (benefit)                                  (1,253)    26,606
                                                           ---------   ---------
      Income (loss) before dividends on convertible
        preferred securities and discontinued operations      (3,569)    42,942


Dividends on convertible preferred securities, net of
  income tax benefit                                           1,552      1,552
                                                           ---------   ---------
    Income (loss) before discontinued operations              (5,121)    41,390

Income from discontinued operations, net of tax               12,447     13,235
                                                           ---------   ---------

    Net income                                                 7,326     54,625

Other comprehensive income (loss), net of tax and
  reclassification adjustments                               (28,045)   (14,118)
                                                            ---------  ---------

    Total comprehensive income (loss)                     $  (20,719) $  40,507
                                                            =========  =========

Income (loss) before discontinued operations per common share:
     Basic                                                $     (.02) $      .16
     Diluted                                              $     (.02) $      .16

Income from discontinued operations per common share:
     Basic                                                $      .05  $      .05
     Diluted                                              $      .05  $      .05

Net income per common share:
     Basic                                                $      .03  $      .21
     Diluted                                              $      .03  $      .21


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)

                                                            2000         1999
                                                        -----------  -----------

Net cash provided by continuing operating activities   $    77,329   $  217,671
                                                        -----------  -----------

Cash flows used for investing activities:

     Construction expenditures                            (138,466)    (145,581)
     Securities purchased                                  (23,886)    (394,037)
     Securities sold                                        17,054      398,414
     Securities matured                                      6,400         -
     Other                                                  (6,901)        (297)
                                                        -----------  -----------
                                                          (145,799)    (141,501)

Cash flows from financing activities:
     Short-term debt repayments                              -         (110,000)
     Long-term debt borrowings                              88,543       68,686
     Long-term debt principal payments                     (10,814)      (1,998)
     Issuance of common stock                               12,009            8
     Common stock buybacks                                 (41,346)        (131)
     Other                                                     822      (12,522)
                                                         -----------  ----------
                                                            49,214      (55,957)

Cash from (used for) discontinued operations                26,107      (30,485)

Increase (decrease) in cash                                  6,851      (10,272)
Cash at January 1,                                          37,141       31,922
                                                         -----------  ----------
Cash at March 31,                                      $    43,992    $  21,650
                                                         ===========  ==========











The accompanying Notes are an integral part of these Consolidated Financial Statements.

                 CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies:
    ------------------------------------------
   (a)Basis of Presentation:
      Citizen  Utilities  Company and its  subsidiaries are referred to as "we",
      "us" or "our" in this report. The unaudited consolidated financial statements include our accounts and have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes included in our 1999 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

   (b)Regulatory Assets and Liabilities:
      Our regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators.

   (c)Net Income Per Common Share:
      Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on (see Note 5).

(2) Acquisitions:
    ------------
    On May 27, September 21, and December 16, 1999, we announced that we had entered into definitive agreements to purchase from GTE approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. We expect that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

    On June 16, 1999, we announced that we had entered into a series of definitive agreements to purchase from US West approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. We expect that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

(3) Discontinued Operations:
    -----------------------------
    On August 24, 1999, our Board of Directors approved a plan of divestiture by sale of our public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of public services businesses will be used to fund the telephone access line purchases.

    On October 18, 1999, we announced that we had agreed to sell our water and wastewater operations to American Water Works, Inc. for $835,000,000 plus the assumption of certain liabilities. The transaction is expected to close in 2000 following regulatory approvals.

    On February 15, 2000, we announced that we had agreed to sell our electric utility operations for $535,000,000 plus the assumption of certain liabilities. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) electric division will be sold to Kauai Island Electric Co-op. The transactions are expected to close in 2000 following regulatory approvals.

    On April 13, 2000, we announced that we had agreed to sell our Louisiana Gas operations to Atmos Energy Corporation for $375,000,000 plus the assumption of certain liabilities. The transaction is expected to close in 2001 following regulatory approvals.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

    We have accounted for the planned divestiture of the public services properties as a discontinued operation. Discontinued operations in the consolidated statements of income and comprehensive income reflect the results of operations of the public services properties including allocated interest expense for the periods presented. Interest expense was allocated to discontinued operations based on debt issued for these businesses. The debt presented in liabilities of discontinued operations represents only debt to be transferred pursuant to the asset sale agreements described above.

    Summarized financial information for the discontinued operations is set forth below:

                                                         March 31,     December 31,
                                                           2000           1999
                                                        -------------------------
                                                             ($ in thousands)
        Current assets                                  $   107,177   $   109,250
        Net property, plant and equipment                 1,465,689     1,459,958
        Other assets                                         79,444        87,206
                                                          ---------     ---------
        Total assets                                    $ 1,652,310   $ 1,656,414
                                                          =========     =========

        Current liabilities                             $    97,629   $    18,040
        Long-term debt                                      134,542       133,817
        Other liabilities                                   162,690       158,412
                                                          ---------     ---------
        Total liabilities                               $   394,861   $   310,269
                                                          =========     =========

                                                          For the three months ended
                                                                   March 31,
                                                          --------------------------
                                                            2000           1999
                                                          --------------------------
                                                             ($ in thousands)
        Revenue                                         $   190,312   $   172,764
        Operating income                                $    28,961   $    29,191
        Income taxes                                    $     5,942   $     4,912
        Net income                                      $    12,447   $    13,235

    The March 31, 2000 balance sheet has been adjusted for changes in assets and liabilities of discontinued operations as well as for new agreements that have been signed since the December 31, 1999 balance sheet was published.

(4) 1999 Restructuring Charges:
    ---------------------------
    In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring results in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

    As of March 31, 2000, approximately $2,677,000 of the costs had been paid and 22 employees were terminated. The remaining employees will be terminated during 2000. The remaining accrual of approximately $3,083,000 is included in other current liabilities. These costs are expected to be paid during 2000.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

(5) Net Income Per Common Share:
    -----------------------------
    The reconciliation of the net income per common share calculation for the three months ended March 31, 2000, and 1999 is as follows:

                                              2000                               1999
                                     -----------------------------       -------------------------
                                        ($ in thousands, except for per share amounts)
                                     Income    Shares    Per Share       Income    Shares  Per Share
                                     ------    ------    ---------       ------    ------  ---------

        Net income per common share:

        Basic                        $ 7,326   262,718    $ .03         $ 54,625  259,701    $.21
        Effect of dilutive shares       -        4,548      -              -          651      -
        Diluted                      $ 7,326   267,266    $ .03         $ 54,625  260,352    $.21


   All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At March 31, 2000, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities (Convertible Preferred) which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share that are not included in the calculation as their effect is antidilutive. At March 31, 1999, these Convertible Preferred shares and certain potentially dilutive stock options were not included in the calculation as their effect was antidilutive at that time.

(6) Segment Information:
    -------------------
    We operate in two segments, telecommunications and ELI. The telecommunications segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider providing a broad range of communications services throughout the United States.

    EBITDA is earnings before interest, income taxes, depreciation and amortization. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.

                                      For the three months ended March 31, 2000
                                      -----------------------------------------
                                                                       Consolidated
                         Telecommunications     ELI      Eliminations     Total
                         ------------------     ---      ------------     -----
Revenue                   $  226,312       $    56,778    $ (635)(1)   $  282,455
Depreciation                  69,950            12,755                     82,705
Operating Income              32,020           (19,420)      192(2)        12,792
EBITDA                       101,970            (6,665)      192(2)        95,497


                                      For the three months ended March 31, 1999
                                      -----------------------------------------
                                                                       Consolidated
                         Telecommunications     ELI      Eliminations     Total
                         ------------------     ---      ------------     -----
Revenue                   $  227,232       $    38,216    $ (698)(1)   $  264,750
Depreciation                  54,891             6,994                     61,885
Operating Income              36,610           (29,803)      325(2)         7,132
EBITDA                        91,501           (22,809)      325(2)        69,017

    (1)Represents revenue received by ELI from our telecommunications operations.
    (2)Represents administrative fees charged to ELI by the Company.


                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES


Item 2. Management's Discussion  and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------
This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. All forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. All forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

o       changes in the economy of our markets,
o       the nature and pace of technological changes,
o       the number and effectiveness of competitors in our markets,
o       changes in legal and regulatory policy,
o       success in overall strategy,
o our ability to identify future markets and successfully expand existing ones,
o       the mix of products and services offered in our target markets, and
o the effects of acquisitions and dispositions and the ability to effectively integrate businesses acquired.

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in this report and as presented in our 1999 Annual Report on Form 10-K previously filed. We have no obligation to update or revise these forward-looking statements.

(a)  Liquidity and Capital Resources
     -------------------------------
We consider our operating cash flows and our ability to raise debt and equity capital as the principal indicators of our liquidity. For the three months ended March 31, 2000, we used cash flow from operations and proceeds from net financings and parties desiring utility services to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts were used to partially fund the construction of certain public services plant.

We have $3,200,000,000 of committed revolving bank credit facilities in addition to a credit commitment under which we may borrow up to $200,000,000. There were no amounts outstanding under these commitments at March 31, 2000. ELI has committed revolving lines of credit with commercial banks under which it may borrow up to $400,000,000. As of March 31, 2000, $300,000,000 was outstanding under ELI's revolving lines of credit. We have guaranteed all of ELI's obligations under these revolving lines of credit.

Acquisitions
------------
On May 27, September 21, and December 16, 1999, we announced that we had entered into definitive agreements to purchase from GTE approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. We expect that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

On June 16, 1999, we announced that we had entered into a series of definitive agreements to purchase from US West approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. We expect that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

We expect to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by the credit commitments described above. Permanent funding is expected to be from cash and investment balances and the proceeds from the divestiture of our public services businesses.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Divestiture
-----------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of public services businesses will be used to fund the telephone access line purchases.

On October 18, 1999, we announced that we had agreed to sell our water and wastewater operations to American Water Works, Inc. for $835,000,000 plus the assumption of certain liabilities. The transaction is expected to close in 2000 following regulatory approvals.

On February 15, 2000, we announced that we had agreed to sell our electric utility operations for $535,000,000 plus the assumption of certain liabilities. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) Electric Division will be sold to Kauai Island Electric Co-op. The transactions are expected to close in 2000 following regulatory approvals.

On April 13, 2000, we announced that we had agreed to sell our Louisiana Gas operations to Atmos Energy Corporation for $375,000,000 plus the assumption of certain liabilities. The transaction is expected to close in 2001 following regulatory approvals.

We have accounted for the planned divestiture of the public services properties as a discontinued operation. Discontinued operations in the consolidated statements of income and comprehensive income reflect the results of operations of the public services properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses.

(b)  Results of Operations
     ---------------------

                                     REVENUE
                                     -------
                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
Telecommunications revenue             2000             1999        (Decrease)
--------------------------             ----             ----        ----------
Network access services           $   121,656      $   128,680        (5%)
Local network services                 73,555           69,913         5%
Long distance and data services        20,066           21,101        (5%)
Directory services                      8,819            8,397         5%
Other                                  12,649            9,794        29%
Eliminations                          (10,433)         (10,653)       N/A
                                     ---------       ----------
                                  $   226,312      $   227,232          -
                                     =========       ==========

Network access services revenue decreased $7 million, or 5%, as compared with the first quarter of 1999 primarily due to a non-recurring $10 million interstate universal service fund settlement received in the first quarter of 1999. The decrease was partially offset by access line and switched access minutes of use growth and increased special access revenue in the first quarter of 2000.

Local network services revenue increased $3.6 million, or 5%, as compared with the first quarter of 1999 primarily due to access line growth, increased custom calling features and higher private line sales.

Long distance and data services revenue decreased $1 million, or 5%, as compared with the first quarter of 1999 primarily due to a decrease in long distance minutes of use by out-of-territory customers, partially offset by an increase in long distance minutes of use by in-territory customers.

Directory services revenue increased $.4 million, or 5%, as compared with the first quarter of 1999 primarily due to increased directory advertising and listing sales.

Other revenue increased $2.9 million, or 29%, as compared with the first quarter of 1999 primarily due to increased equipment sales.

Eliminations represent network access revenue received by our local exchange operations from our long distance operations.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
ELI revenue                            2000             1999       (Decrease)
-----------                            ----             ----       ----------
Network services                  $   16,004       $    10,424        54%
Local telephone services              24,274            14,308        70%
Long distance services                 4,596             8,530       (46%)
Data services                         11,904             4,954       140%
                                  ----------        ----------
                                      56,778            38,216        49%
Intersegment revenue                    (635)             (698)       N/A
                                  ----------        ----------
                                  $   56,143       $    37,518        50%
                                  ==========        ==========

Network services revenue increased $5.6 million, or 54%, as compared with the first quarter 1999 primarily due to network expansion and sales of additional circuits to new and existing customers.

Local telephone services revenue increased $10 million, or 70%, as compared with the first quarter of 1999 primarily due to increased dial tone and integrated service digital network (ISDN) revenue as a result of an increase in access line equivalents installed. Carrier access billings and reciprocal compensation revenue also increased.

Long distance services revenue decreased $3.9 million, or 46%, as compared with the first quarter of 1999 primarily due to our decision to exit the prepaid services market in the third quarter of 1999, partially offset by increased minutes of use as a result of new customers and expanded services to existing customers.

Data services revenue increased $7 million, or 140%, as compared with the first quarter of 1999 primarily due to increased sales from Internet services and an 18 month take-or-pay contract that commenced in September 1999. The take-or-pay contract provides $20 million in revenue for 2000. There is no assurance this take-or-pay contract will be renewed in 2001.

Intersegment    revenue    reflects   revenue   received   by   ELI   from   our
telecommunications operations.

                             NETWORK ACCESS EXPENSE
                             ----------------------

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----        ---------
Network access                    $   38,071       $    45,746       (17%)
Eliminations                         (11,068)          (11,351)       N/A
                                   ----------       ----------
                                  $   27,003       $    34,395       (21%)
                                   ==========       ==========

Network access expenses decreased $7.7 million, or 17%, as compared with the first quarter of 1999 primarily due to a decrease in long distance minutes of use by out-of-territory customers of our telecommunications long distance operations and ELI's decision to exit the prepaid services market in the third quarter of 1999.

Eliminations represent expenses incurred by our long distance operations related to network access services provided by our local exchange operations and expenses incurred by our telecommunications operations related to network services provided by ELI.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

                      DEPRECIATION AND AMORTIZATION EXPENSE
                      -------------------------------------

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ----------
Depreciation and  amortization    $   82,705       $    61,885        34%

Depreciation and amortization expense increased $20.8 million, or 34%, as compared with the first quarter of 1999 primarily due to $15.1 million of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector and increased property, plant and equipment.
                            OTHER OPERATING EXPENSES
                            ------------------------

                                        For the three months ended March 31,
                                     ------------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ----------
Operating expenses                $  122,594       $   128,678        (5%)
Taxes other than income               16,573            16,422         1%
Sales and marketing                   17,006            16,563         3%
Eliminations                            (192)             (325)       N/A
                                  ----------         ---------
                                  $  155,981       $   161,338        (3%)
                                  ==========         =========

Operating expenses decreased $6.1 million, or 5%, as compared with the first quarter of 1999 primarily due to decreased Y2K, separation and rent expense, partially offset by an increase in operating expenses to support the expanded delivery of services.

Taxes other than income remained consistent with the first quarter of 1999.

Sales and marketing expenses increased $.4 million, or 3%, as compared with the first quarter of 1999 primarily due to an increase in personnel and related expenses to support the expanded delivery of services in existing and new markets.

Eliminations  represent  the  elimination of administrative fees charged to ELI.

                       ACQUISITION ASSIMILATION EXPENSES
                       ---------------------------------

                                        For the three months ended March 31,
                                     ------------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ----------
Acquisition assimilation expenses $    3,974       $     -           100%

Acquisition assimilation expenses were incurred by us related to the pending acquisition of approximately 1 million access lines. We anticipate that we will continue to incur such assimilation costs through the remainder of the fiscal year as we prepare to integrate the pending acquisitions.

                             INCOME FROM OPERATIONS
                             ----------------------

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ----------
Income from operations            $   12,792       $   7,132          79%

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Income from operations increased $5.7 million or 79%, as compared with the first quarter of 1999 primarily due to decreased ELI operating losses and decreased Y2K and separation expenses, partially offset by increased depreciation expense related to the change in useful life of an operating system in the telecommunications sector and the 1999 non-recurring universal service fund revenue.

            INVESTMENT AND OTHER INCOME, NET / MINORITY INTEREST / INTEREST EXPENSE / INCOME TAXES
            --------------------------------------------------------------------------------------

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ----------
Investment and other income, net  $    5,265       $   75,521        (93%)

Investment and other income, net decreased $70.3 million, or 93%, as compared with the first quarter of 1999 primarily due to the $69.5 million gain on the sale of our investment in Centennial Cellular Corp. in January 1999.

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ----------
Minority interest                 $    6,285       $    5,993          5%

Minority interest represents the minority's share of ELI's loss before income tax.

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ---------
Interest expense                  $   29,164       $   19,098         53%

Interest expense increased $10.1 million, or 53%, as compared with the first quarter of 1999 primarily due to increased ELI borrowings and the amortization of costs associated with our committed bank credit facilities.

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----        ---------
Income taxes                      $   (1,253)      $   26,606       (105%)

Income taxes decreased $27.9 million, or 105%, as compared with the first quarter of 1999 primarily due to the $26.6 million of income taxes on the sale of our investment in Centennial Cellular Corp. in January 1999.

                             DISCONTINUED OPERATIONS
                             -----------------------

                                        For the three months ended March 31,
                                     -----------------------------------------
                                                  ($ in thousands)
                                                                        %
                                                                    Increase/
                                       2000             1999       (Decrease)
                                       ----             ----       ---------
Revenue                           $  190,312       $  172,764         10%
Operating income                      28,961           29,191         (1%)
Net income                            12,447           13,235         (6%)

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Revenue from discontinued operations increased $17.5 million, or 10%, as compared with the first quarter of 1999 primarily due to customer growth in the public services sector, increased consumption in the electric and water and wastewater sectors, increased purchased fuel costs and purchased power costs passed on to customers, offset by decreased consumption in the gas sector.

Operating income from discontinued operations decreased $.2 million, or 1%, and net income from discontinued operations decreased $.8 million, or 6%, as compared with the first quarter of 1999 primarily due to increased depreciation expense, maintenance expense and payroll related costs, partially offset by increased consumption in the electric and water and wastewater sectors. Increased income taxes also contributed to the decrease in net income.

                    NET INCOME / NET INCOME PER COMMON SHARE/
                    ----------------------------------------
    COMPREHENSIVE INCOME (LOSS), NET OF TAX AND RECLASSIFICATION ADJUSTMENTS
    ------------------------------------------------------------------------

                                        For the three months ended March 31,
                                     -------------------------------------------
                                                  ($ in thousands)
                                                                               %
                                                                           Increase/
                                                 2000          1999        (Decrease)
                                                 ----          ----        ----------
         Net income                           $   7,326    $   54,625        (87%)
         Net income per common share          $     .03    $      .21        (86%)
         Other comprehensive income (loss),
         net of tax and reclassification
         adjustments                          $ (28,045)   $  (14,118)        N/A

Net income and net income per share decreased $47.3 million, or 87% and 18(cent), or 86%, respectively, due to accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector, increased ELI interest expense, $42.9 million, or 16(cent) per share, after tax gain on the sale of our investment in Centennial Cellular Corp. in January 1999 and the 1999 non-recurring universal service fund revenue, partially offset by decreased Y2K and separation expenses.

Other comprehensive income (loss), net of tax and reclassification adjustments decreased $28 million during the three months ended March 31, 2000 primarily due to increased unrealized losses on our investment portfolio. Other comprehensive income (loss), net of tax and reclassification adjustments decreased $14.1 million during the three months ended March 31, 1999 primarily due to the realization of the gain on the sale of our investment in Centennial Cellular Corp. in January 1999, partially offset by increased unrealized gains on our investment portfolio.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

We are exposed to the impact of interest rate and market risks. In the normal course of business, we employ established policies, procedures and internal processes to manage our exposure to interest rate and market risks. Our objective in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and refinance debt when advantageous. We maintain a portfolio of investments consisting of both equity and debt financial instruments. Our equity portfolio is comprised of investments in communications companies. Our bond portfolio consists of government, corporate and municipal fixed-income securities. We do not hold or issue derivative or other financial instruments for trading purposes. We purchase monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to certain industrial customers at fixed prices. This derivative financial instrument activity relates to the discontinued operations and is not material to our consolidated financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------
In November 1995, our Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (VPSB) called into question the level of rates awarded us in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and our Demand Side Management program. In addition, the DPS believed that we should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered us to reduce our rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates then authorized by the VPSB. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed us on regulatory probation for a period of at least five years. During this probationary period, we could lose our franchise to operate in Vermont if we violate the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, we filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB. The appeal has been fully briefed and argued and we are awaiting the Court's decision.

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against us and five of our officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of our Common Stock between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleged that we and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by us, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs sought to recover unspecified compensatory damages. We and the individual defendants believe the allegations are unfounded and filed a motion to dismiss on March 27, 1998 and on March 30, 1999 the Court dismissed the action. On April 29, 1999 the plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit. The parties have entered into a settlement stipulation which is subject to the District Court's approval.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against us and three of our officers, one of whom is also a director, on behalf of all purchasers of our Common Stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that we and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning our relationship with a purported affiliate, Hungarian Telephone and Cable Corp.
(HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. We and the individual defendants believe that the allegations are unfounded and filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on us on July 24, 1998. Our motion to dismiss the amended complaint was filed on October 13, 1998 and the Court dismissed the action with prejudice on June 28, 1999. The Plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit, briefing has been completed and oral argument took place April 10, 2000.

In November 1998, a class action lawsuit was filed in state District Court for Jefferson Parish, Louisiana, against us and our subsidiary LGS Natural Gas Company. The lawsuit alleges that we and the other named defendants passed through in rates charged to Louisiana customers certain costs that plaintiffs contend were unlawful. The lawsuit seeks compensatory damages in the amount of the alleged overcharges and punitive damages equal to three times the amount of any compensatory damages, as allowed under Louisiana law. In addition, the Louisiana Public Service Commission has opened an investigation into the allegations raised in the lawsuit. We believe that the allegations made in the lawsuit are unfounded and we will vigorously defend our interests in both the lawsuits and the related Commission investigation.

In addition, we are party to proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, management believes that the ultimate resolution of all such matters, including those discussed above, after considering insurance coverages, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

                   CITIZENS UTILITIES COMPANY AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits:
             27      Financial data schedule for the periods ended March 31, 2000 and restated March 31, 1999.


        b)   Reports on Form 8-K:
             We filed on Form 8-K  dated  February 15, 2000 under  Item 5 "Other
             Events" and Item 7 "Exhibits," a press release announcing that we will sell all of our electric utility operations.

             We filed on Form 8-K dated March 22, 2000 under Item 7 "Exhibits," a press release announcing financial results for the year ended
             December 31, 1999 and certain operating data.



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

                           CITIZENS UTILITIES COMPANY
                           --------------------------
                                  (Registrant)


                                 By: /s/ Robert J. DeSantis
                                    --------------------------------------------
                                     Robert J. DeSantis
                                     Vice President and Chief Financial Officer



                                 By: /s/ Livingston E. Ross
                                    --------------------------------------------
                                     Livingston E. Ross
                                     Vice President and Chief Accounting Officer

Date:  May 12, 2000