Form 10-Q/A
period 2000-03-31
CITIZENS UTILITIES CO
filed 2000-05-15
CIK 20520

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                        Commission file number 001-11001


                           CITIZENS UTILITIES COMPANY
             (Exact name of registrant as specified in its charter)

             Delaware                                       06-0619596
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              3 High Ridge Park
                P.O. Box 3801
            Stamford, Connecticut                                    06905
---------------------------------------                        ----------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code (203) 614-5600
                                                   ----------------


                                      NONE
               -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:


27* Financial data schedule for the periods ended March 31, 2000 and restated March 31, 1999.

10.28 Asset Purchase Agreement between Citizens Utilities Company and GTE Incorporated dated December 16, 1999.

10.29 Asset Purchase Agreements between Citizens Utilities Company and Cap Rock Energy Corp. dated February 11, 2000.

10.30 Asset Purchase Agreement between Citizens Utilities Company and Kauai Island Utility CO-OP dated February 11, 2000.



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


*Previously filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           CITIZENS UTILITIES COMPANY
                                  (Registrant)


                             By: /s/ Robert J. DeSantis
                                 ----------------------------------------------
                                   Robert J. DeSantis
                                   Vice President and Chief Financial Officer


                             By: /s/ Livingston E. Ross
                                 ----------------------------------------------
                                   Livingston E. Ross
                                   Vice President and Chief Accounting Officer

Date:  May 12, 2000