Form 10-Q
period 2000-06-30
CITIZENS COMMUNICATIONS CO
filed 2000-08-10
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________to__________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   06-0619596
------------------------------------      --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


          3 High Ridge Park
            P.O. Box 3801
          Stamford, Connecticut                          06905
----------------------------------------         -------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code    (203) 614-5600
                                                  ------------------------------

                           CITIZENS UTILITIES COMPANY
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes X   No

The number of shares outstanding of the registrant's class of common stock as of July 31, 2000 was 264,792,632.

                 CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                    Index to Consolidated Financial Statements

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

   Consolidated Balance Sheets at June 30, 2000 and December 31, 1999     2

   Consolidated  Statements of Income and Comprehensive  Income (Loss)
     for the Three Months Ended June 30, 2000 and 1999                    3

   Consolidated  Statements of Income and Comprehensive Income (Loss)
     for the Six Months Ended June 30, 2000 and 1999                      4

   Consolidated  Statements  of Cash Flows for the Six  Months
     Ended June 30, 2000 and 1999                                         5

   Notes to Consolidated Financial Statements                             6

   Management's  Discussion and Analysis of Financial Condition
     and Results of Operations                                           11

   Quantitative and Qualitative Disclosures about Market Risk            18

Part II.  Other Information

   Legal Proceedings                                                     19

   Submission of Matters to a Vote of Security Holders                   20

   Other Information                                                     20

   Exhibits and Reports on Form 8-K                                      20

   Signatures                                                            21

                          PART I. FINANCIAL INFORMATION

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      June 30, 2000  December 31, 1999
                                                      -------------  -----------------
ASSETS
------
Current assets:
   Cash                                                $     49,150  $    37,141
   Accounts receivable, net                                 214,421      241,519
   Other                                                     35,286       29,964
                                                          ----------   ---------
   Total current assets                                     298,857      308,624
                                                          ----------   ---------

Property, plant and equipment                             4,986,687    4,458,654
Less accumulated depreciation                             1,722,680    1,569,936
                                                          ----------    --------
   Net property, plant and equipment                      3,264,007    2,888,718
                                                          ----------   ---------

Investments                                                 493,444      591,386
Regulatory assets                                           182,847      184,942
Deferred debits and other assets                            154,346      141,274
Assets of discontinued operations                         1,679,821    1,656,414
                                                          ----------   ---------
         Total assets                                  $  6,073,322  $ 5,771,358
                                                          ==========   =========

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                  $     33,540  $    31,156
   Accounts payable and other current liabilities           305,422      435,856
                                                          ----------   ---------
     Total current liabilities                              338,962      467,012

Deferred income taxes                                       445,661      460,208
Customer  advances for construction and  contributions
  in aid of construction                                    182,470      179,831
Deferred credits and other liabilities                       68,387       87,668
Regulatory liabilities                                       25,835       27,000
Long-term debt                                            2,530,370    2,107,460
Liabilities of discontinued operations                      400,807      310,269
                                                          ----------   ---------
     Total liabilities                                    3,992,492    3,639,448
                                                          ----------   ---------

Company Obligated Mandatorily Redeemable Convertible
  Preferred Securities *                                    201,250      201,250
Minority interest in subsidiary                               -           11,112

Shareholders' equity:
   Common stock issued, $.25 par value                       66,116       65,519
   Additional paid-in capital                             1,606,107    1,577,903
   Retained earnings                                        271,925      261,590
   Accumulated other comprehensive income (loss)            (25,470)      14,923
   Treasury stock                                           (39,098)        (387)
                                                          ----------   ---------
     Total shareholders' equity                           1,879,580    1,919,548
                                                          ----------   ---------
         Total liabilities and shareholders' equity    $  6,073,322  $ 5,771,358
                                                          ==========   =========

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

  The accompanying  Notes are an integral part of these  Consolidated  Financial
  Statements.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands, except per-share amounts)

                                                              2000        1999
                                                            ---------   ---------

Revenue                                                   $ 287,324   $ 273,946
                                                            ---------   ---------

Operating Expenses:
Network access                                               25,851      35,984
Depreciation and amortization                                74,474      59,763
Other operating expenses                                    155,814     163,228
Acquisition assimilation expense                              7,617         -
                                                            ---------   ---------
    Total operating expenses                                263,756     258,975
                                                            ---------   ---------

    Income from operations                                   23,568      14,971

Investment and other income, net                              4,810       6,943
Minority interest                                             5,937       5,693
Interest expense                                             33,151      18,299
                                                            ---------   ---------
    Income before income taxes, dividends on convertible
        preferred securities and discontinued operations      1,164       9,308

Income tax expense (benefit)                                     (1)        250
                                                            ---------   ---------
    Income before dividends on convertible preferred
        securities and discontinued  operations               1,165       9,058


Dividends on  convertible  preferred  securities,
        net of income tax benefit                             1,552       1,552
                                                            ---------   ---------
        Income (loss) before discontinued operations           (387)      7,506

Income from discontinued operations, net of tax               3,399         247
                                                            ---------   ---------

    Net income                                                3,012       7,753

Other comprehensive loss, net of tax and
  reclassification adjustments                              (12,348)       (293)
                                                            ---------   ---------

    Total comprehensive income (loss)                     $  (9,336)  $   7,460
                                                            =========   =========

Income (loss) before discontinued operations per common share:

     Basic                                                $     -     $     .03
     Diluted                                              $     -     $     .03

Income from discontinued operations per common share:

     Basic                                                $      .01  $       -
     Diluted                                              $      .01  $       -

Net income per common share:

     Basic                                                $      .01  $     .03
     Diluted                                              $      .01  $     .03


The  accompanying  Notes are an integral  part of these  Consolidated  Financial Statements.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands, except per-share amounts)

                                                              2000        1999
                                                            ---------   ---------

Revenue                                                   $ 569,779   $  538,696
                                                            ---------   ---------

Operating Expenses:
Network access                                               56,796       64,579
Depreciation and amortization                               157,179      121,648
Other operating expenses                                    307,853      330,366
Acquisition assimilation expense                             11,591          -
                                                            ---------   ---------
    Total operating expenses                                533,419      516,593
                                                            ---------   ---------

    Income from operations                                   36,360       22,103

Investment and other income, net                             10,075       82,464
Minority interest                                            12,222       11,686
Interest expense                                             62,315       37,397
                                                            ---------   ---------
    Income (loss) before income taxes, dividends on
       convertible preferred securities and
       discontinued operations                               (3,658)      78,856

Income tax expense (benefit)                                 (1,254)      26,856
                                                            ---------   ---------
    Income (loss) before dividends on convertible
       preferred securities and discontinued operations      (2,404)      52,000

Dividends on  convertible  preferred  securities,
  net of income tax benefit                                   3,104        3,104
                                                            ---------   ---------
    Income (loss) before discontinued operations             (5,508)      48,896

Income from discontinued operations, net of tax              15,846       13,482
                                                            ---------   ---------

    Net income                                               10,338       62,378

Other comprehensive loss, net of tax and
 reclassification adjustments                               (40,393)     (14,411)
                                                            ---------   ---------

    Total comprehensive income (loss)                     $ (30,055)  $   47,967
                                                            =========   =========

Income (loss) before discontinued operations
  per common share:
     Basic                                                $     (.02) $      .19
     Diluted                                              $     (.02) $      .19

Income from discontinued operations per common share:
     Basic                                                $      .06  $      .05
     Diluted                                              $      .06  $      .05

Net income per common share:
     Basic                                                $      .04  $      .24
     Diluted                                              $      .04  $      .24


The  accompanying  Notes are an integral  part of these  Consolidated  Financial Statements.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)

                                                            2000          1999
                                                         -----------   -----------
Net cash provided by continuing operating activities   $  114,233    $  220,733
                                                         -----------   -----------
Cash flows from investing activities:

   Capital expenditures                                  (253,642)     (265,356)
   Securities purchased                                   (48,590)     (629,546)
   Securities sold                                         49,684       652,986
   Securities matured                                      10,400          -
   Acquisitions                                          (205,404)         -
   Other                                                     (233)          223
                                                         -----------   -----------
Net cash (used by) investing activities                  (447,785)     (241,693)

Cash flows from financing activities:
   Short-term debt repayments                                 -        (110,000)
   Long-term debt borrowings                              363,997       321,301
   Long-term debt principal payments                      (18,719)     (157,695)
   Issuance of common stock                                30,660         4,088
   Common stock buybacks                                  (40,959)       (3,719)
   Other                                                    2,640        (4,883)
                                                         -----------   -----------
Net cash provided by financing activities                 337,619        49,092

Cash provided by (used by) discontinued operations          7,942       (32,458)

Increase (decrease) in cash                                12,009        (4,326)
Cash at January 1,                                         37,141        31,922

                                                         -----------   -----------
Cash at June 30,                                       $   49,150    $   27,596
                                                         ===========   ===========


Supplemental cash flow information:
   Non-cash increase in capital lease asset            $   96,510    $   45,195





The  accompanying  Notes are an integral  part of these  Consolidated  Financial Statements.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies:
    ------------------------------------------
   (a)Basis of Presentation:
      Citizens Communications Company and its subsidiaries are referred to as "we", "us" or "our" in this report. The unaudited consolidated financial statements include our accounts and have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes included in our 1999 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

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

   (d)Minority Interest and Minority Interest in Subsidiary:
      Minority interest, as presented on the statements of income, represents the minority's share of Electric Lightwave, Inc.'s (ELI) net loss for the periods being reported on. Minority interest in subsidiary, as pre-sented on the balance sheet, represents the minority's share of ELI's equity capital.

      Since ELI's public offering, we have been recording minority interest on our income statement and reducing minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet has been reduced to zero, therefore, from this point going forward, we have discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to make good on any additional losses of ELI. Therefore, beginning in the third quarter 2000, we will record ELI's entire loss in our consolidated results. When ELI becomes profitable, we will recognize ELI's earnings in full until the cumulative losses of the minority interests previously absorbed by us are recovered. After such recovery, we will begin to record minority interest on our income statement and minority interest in subsidiary on our balance sheet based on the percentage of ELI owned by third parties.


(2)Acquisitions:
   -------------
   From May 27, 1999 through July 12, 2000 we have entered into several agreements to acquire approximately 2,011,000 telephone access lines (as of December 31, 1999) for approximately $6,471,000,000 in cash. These transactions have been/will be accounted for using the purchase method of accounting and the results of operations have been/will be included in the accompanying financial statements from the date of acquisition. These agreements are described as follows:

      On May 27, September 21, and December 16, 1999, we announced that we had entered into definitive agreements to purchase from GTE approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. The acquisitions are subject to various state and federal regulatory approvals. The first of these transactions, in Nebraska, closed on June 30, 2000. We expect that the remainder of these transactions will close on a state-by-state basis throughout the next 12 months.

      On June 16, 1999, we announced that we had entered into a series of definitive agreements to purchase from Qwest Communications, formerly US West, approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska,

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      North Dakota and Wyoming for approximately $1,650,000,000 in cash. We expect that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

      On July 12, 2000, we announced that we had entered into a definitive agreement to purchase from Global Crossing Ltd. 100% of the stock of Frontier Corp. which holds approximately 1,100,000 access lines in Alabama, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the second half of 2001.

(3)Discontinued Operations:
   -----------------------
   On August 24, 1999, our Board of Directors approved a plan of divestiture by sale of our public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of public services businesses will be used to partially fund the telephone access line purchases discussed in Note 2.

   We have signed agreements to date for all our water and wastewater operations, all our electric operations and one of our natural gas operations. The proceeds from these divestitures will total $1,745,000,000 plus the assumption of certain liabilities. These agreements are described as follows:

      On October 18, 1999, we announced that we had agreed to sell our water and wastewater operations to American Water Works, Inc. for $835,000,000 plus the assumption of certain liabilities. These transactions are expected to begin closing in the fourth quarter of 2000 following regulatory approvals.

      On February 15, 2000, we announced that we had agreed to sell our electric utility operations for $535,000,000 plus the assumption of certain liabilities. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) electric division will be sold to Kauai Island Electric Co-op. These transactions are expected to close in early 2001 following regulatory approvals.

      On April 13, 2000, we announced that we had agreed to sell our Louisiana Gas operations to Atmos Energy Corporation for $375,000,000 plus the assumption of certain liabilities. This transaction is expected to close in the fourth quarter of 2000 following regulatory approvals.

   We have accounted for the planned divestiture of the public services properties as discontinued operations. Discontinued operations in the consolidated statements of income and comprehensive income (loss) reflect the results of operations of the public services properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The debt presented in liabilities of discontinued operations represents only debt to be transferred pursuant to the asset sale agreements described above.

   Summarized financial information for the discontinued operations is set forth below:
                                               June 30,    December 31,
                                                 2000          1999
                                              ----------   -----------
                                                  ($ in thousands)
                Current assets              $   109,925  $    109,250
                Net property, plant and
                  equipment                   1,498,169     1,459,958
                Other assets                     71,727        87,206
                                              ----------   -----------
                Total assets                $ 1,679,821  $  1,656,414
                                              ==========   ===========

                Current liabilities         $    97,946  $     18,040
                Long-term debt                  134,420       133,817
                Other liabilities               168,441       158,412
                                              ----------   -----------
                Total liabilities           $   400,807  $    310,269
                                              ==========   ===========

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   For the three months         For the six months
                                      ended June 30,              ended June 30,
                                ---------------------------  ------------------------
                                     2000        1999           2000        1999
                                ---------------------------  ------------------------
                                     ($ in thousands)           ($ in thousands)
          Revenue                 $ 157,859   $ 140,901      $ 348,171    $ 313,665
          Operating income        $  17,406   $  16,450      $  46,367    $  45,641
          Income taxes            $   2,120   $   3,350      $   8,062    $   8,262
          Net income              $   3,399   $     247      $  15,846    $  13,482

   In July 2000, the Arizona Corporate Commission (the Commission) gave final approval for a reduction in rates and a one-time refund for our Arizona electric customers totaling $3,750,000. The refund will be based on billed consumption from May 1999 through April 2000 and will appear as a credit on customer bills. As a result of the Commission's decision, we have recorded an accrued liability and have reduced revenue in our discontinued operations as of June 30, 2000 in the amount of $3,750,000. Net income in the second quarter 2000 has been reduced by the after-tax amount of approximately $2,311,000.

   We have classified certain balance sheet items as discontinued operations in the June 30, 2000 balance sheet that were previously classified as continuing operations in the December 31, 1999 balance sheet as a result of the finalization of certain divestiture agreements and updates to our estimates.

(4)1999 Restructuring Charges:
   ---------------------------
   In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

   As of June 30, 2000, approximately $3,900,000 of the costs had been paid and 38 employees were terminated. The remaining employees will be terminated during 2000. The remaining accrual of approximately $1,860,000 is included in other current liabilities. These costs are expected to be paid during 2000.

(5)Net Income Per Common Share:
   ----------------------------
   The reconciliation of the net income per common share calculation for the three and six months ended June 30, 2000 and 1999, respectively, is as follows:

                                      For the three months ended June 30,
                                 -----------------------------------------------
                                          2000                   1999
                                 -----------------------------------------------
                                   (In thousands, except for per share amounts)

                                Income   Shares   Per Share    Income   Shares   Per Share
                                ------   ------   ---------    ------   ------   ---------
  Net income per common share:
   Basic                        $ 3,012  263,762  $  .01       $ 7,753  260,059  $  .03
   Effect of dilutive options       -      6,259       -           -      1,412       -
   Diluted                      $ 3,012  270,021  $  .01       $ 7,753  261,471  $  .03


                                       For the six months ended June 30,
                                 -----------------------------------------------
                                          2000                   1999
                                 -----------------------------------------------
                                   (In thousands, except for per share amounts)

                                Income   Shares   Per Share    Income   Shares   Per Share
                                ------   ------   ---------    ------   ------   ---------
  Net income per common share:
   Basic                        $10,338  263,246  $  .04       $62,378  259,879  $  .24
   Effect of dilutive options         -    4,315      -            -      1,714      -
   Diluted                      $10,338  267,561  $  .04       $62,378  261,593  $  .24

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At June 30, 2000 and 1999, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and certain potentially dilutive stock options that are not included in the calculation as they are antidilutive.

(6)Segment Information:
   -------------------
   We operate in two segments, telecommunications and ELI. The telecommunications segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider offering a broad range of communications services throughout the United States. We own 83% of ELI and we guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases.

   EBITDA is earnings (operating income (loss)) before interest, income taxes, depreciation and amortization. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.

                               For the three months ended June 30, 2000
                               ----------------------------------------
                                           ($ in thousands)
                                                                 Consolidated
                   Telecommunications    ELI     Eliminations       Total
                   ------------------    ---     ------------       -----
Revenue             $    227,396      $ 60,620  $   (692)(1)     $   287,324
Depreciation              59,763        14,721       (10)(2)          74,474
Operating Income
 (Loss)                   39,393       (16,156)      331 (2,3)        23,568
EBITDA                    99,156        (1,435)      321 (3)          98,042

                               For the three months ended June 30, 1999
                               ----------------------------------------
                                           ($ in thousands)
                                                                 Consolidated
                   Telecommunications    ELI     Eliminations       Total
                   ------------------    ---     ------------       -----
Revenue             $    228,621      $ 46,095  $   (770)(1)     $   273,946
Depreciation              51,613         8,150       -                59,763
Operating Income
 (Loss)                   39,315       (24,837)      493 (3)          14,971
EBITDA                    90,928       (16,687)      493 (3)          74,734

                               For the six months ended June 30, 2000
                               --------------------------------------
                                           ($ in thousands)
                                                                 Consolidated
                   Telecommunications    ELI     Eliminations       Total
                   ------------------    ---     ------------       -----
Revenue             $    453,708      $117,398  $ (1,327)(1)     $   569,779
Depreciation             129,770        27,476       (67)(2)         157,179
Operating Income
 (Loss)                   71,356       (35,576)      580 (2,3)        36,360
EBITDA                   201,126        (8,100)      513 (3)         193,539

                               For the six months ended June 30, 1999
                               --------------------------------------
                                           ($ in thousands)
                                                                 Consolidated
                   Telecommunications    ELI     Eliminations       Total
                   ------------------    ---     ------------       -----
Revenue             $    455,853      $ 84,311  $ (1,468)(1)     $   538,696
Depreciation             106,504        15,144      -                121,648
Operating Income
 (Loss)                   75,925       (54,640)      818 (3)          22,103
EBITDA                   182,429       (39,496)      818 (3)         143,751

(1) Represents revenue received by ELI from our telecommunications operations.
(2) Represents amortization of the capitalized portion of intercompany interest.
(3) Represents administrative fees charged to ELI by the Company.

                                       9

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  Capital Stock:
     -------------
   In December 1999, our Board of Directors authorized the purchase, from time to time, of up to $100,000,000 worth of shares of our common stock. This share purchase program was completed in early April 2000 and resulted in the acquisition or contract to acquire approximately 6,165,000 shares of our common stock. Of those shares, 2,500,000 shares were purchased for approximately $40,959,000 in cash. We entered into an equity forward contract for the acquisition of the remaining 3,665,000 shares.

   In April 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional $100,000,000 worth of shares of our common stock. Through June 30, 2000, this share purchase program has resulted in the contract to acquire approximately 4,483,000 additional shares of our common stock. These shares were also contracted for by entering into equity forward transactions.

   In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase, from time to time, of up to $25,000,000 worth of shares of Class A common stock of ELI, our 83% owned subsidiary, on the open market or in negotiated transactions. The ELI share purchase program was completed in July 2000 and resulted in the acquisition of approximately 1,221,000 shares of ELI common stock for approximately $23,960,000 in cash. In August 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

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

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 1999 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

(a)Liquidity and Capital Resources
   -------------------------------
We consider our operating cash flows and our ability to raise debt and equity capital as the principal indicators of our liquidity. For the six months ended June 30, 2000, we used cash flow from operations and proceeds from net financings to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts and advances and contributions from parties desiring utility services were used to partially fund the construction of certain public services plant.

In June 2000, we arranged for the issuance of $19,600,000 of 2000 Series special purpose revenue bonds as money market bonds with an initial interest rate of 4.6% and a maturity date of December 1, 2020. The proceeds were used to fund and/or prefund expenditures for construction, extension, improvement and purchase of facilities of the gas division in Hawaii.

In June 2000, we completed the purchase of 37 telephone exchanges in Nebraska from GTE. This transaction totaled approximately $205,000,000 and was funded from cash balances, commercial paper and proceeds from sales of investments.

In July 2000, we arranged for a committed $3,500,000,000 revolving bank credit facility for the purpose of purchasing from Global Crossing Ltd. 100% of the stock of Frontier Corp. which holds approximately 1,100,000 access lines. This credit facility is in addition to credit commitments under which the Company may borrow up to $3,400,000,000. There were no amounts outstanding under these commitments at June 30, 2000. ELI has committed revolving lines of credit with commercial banks under which it may borrow up to $400,000,000. As of June 30, 2000, $354,000,000 was outstanding under ELI's revolving lines of credit. We have guaranteed all of ELI's obligations under these revolving lines of credit.

Acquisitions
------------
From May 27, 1999 through July 12, 2000 we have entered into several agreements to acquire approximately 2,011,000 telephone access lines (as of December 31,
1999) for approximately $6,471,000,000 in cash. These transactions have been/will be accounted for using the purchase method of accounting and the results of operations have been/will be included in the accompanying financial statements from the date of acquisition. These agreements are described as follows:

   On May 27, September 21, and December 16, 1999, we announced that we had entered into definitive agreements to purchase from GTE approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. The acquisitions are subject to various state and federal regulatory approvals. The first of these transactions, in Nebraska, closed on June 30, 2000. We expect that the remainder of these transactions will close on a state-by-state basis throughout the next 12 months.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

   On June 16, 1999, we announced that we had entered into a series of definitive agreements to purchase from Qwest Communications, formerly US West, approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash. We expect that these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis and will begin closing in the third quarter 2000.

   On July 12, 2000, we announced that we had entered into a definitive agreement to purchase from Global Crossing Ltd. 100% of the stock of Frontier Corp. which holds approximately 1,100,000 access lines in Alabama, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the second half of 2001.

We expect to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by the credit commitments described above. Permanent funding is expected to be from cash and investment balances, the proceeds from the divestiture of our public services businesses, and direct drawdowns from the credit facilities described above.

Divestiture
-----------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of public services businesses will be used to partially fund the telephone access line purchases discussed above.

We have signed agreements to date for all our water and wastewater operations, all our electric operations and one of our natural gas operations. The proceeds from these divestitures will total $1,745,000,000 plus the assumption of certain liabilities. These agreements are described as follows:

   On October 18, 1999, we announced that we had agreed to sell our water and wastewater operations to American Water Works, Inc. for $835,000,000 plus the assumption of certain liabilities. These transactions are expected to begin closing in the fourth quarter of 2000 following regulatory approvals.

   On February 15, 2000, we announced that we had agreed to sell our electric utility operations for $535,000,000 plus the assumption of certain liabilities. The Arizona and Vermont electric divisions will be sold to Cap Rock Energy Corp. and the Kauai (Hawaii) electric division will be sold to Kauai Island Electric Co-op. These transactions are expected to close in early 2001 following regulatory approvals.

   On April 13, 2000, we announced that we had agreed to sell our Louisiana Gas operations to Atmos Energy Corporation for $375,000,000 plus the assumption of certain liabilities. This transaction is expected to close in the fourth quarter of 2000 following regulatory approvals.

We have accounted for the planned divestiture of the public services properties as discontinued operations. Discontinued operations in the consolidated statements of income and comprehensive income (loss) reflect the results of operations of the public services properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses.

Share Purchase Program
----------------------
In December 1999, our Board of Directors authorized the purchase, from time to time, of up to $100,000,000 worth of shares of our common stock. This share purchase program was completed in early April 2000 and resulted in the acquisition or contract to acquire approximately 6,165,000 shares of our common stock. Of those shares, 2,500,000 shares were purchased for approximately $40,959,000 in cash. We entered into an equity forward contract for the acquisition of the remaining 3,665,000 shares.

In April 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional $100,000,000 worth of shares of our common stock. Through June 30, 2000, this share purchase program has resulted in the contract to acquire approximately 4,483,000 additional shares of our common stock. These

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


shares were also contracted for by entering into equity forward transactions.

In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase, from time to time, of up to $25,000,000 worth of shares of Class A common stock of ELI, our 83% owned subsidiary, on the open market or in negotiated transactions. The ELI share purchase program was completed in July 2000 and resulted in the acquisition of approximately 1,221,000 shares of ELI common stock for approximately $23,960,000 in cash. In August 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions.

New Accounting Pronouncement
----------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Management has not yet assessed the impact SFAS No. 133 will have on our financial statements.

(b)Results of Operations
   ---------------------

                                                        REVENUE
                                                        -------

                                For the three months ended  June 30,       For the six months ended June 30,
                                ------------------------------------       ---------------------------------
                                           ($ in thousands)                        ($ in thousands)
                                                                % Increase/                       % Increase/
        Telecommunications revenue         2000       1999      (Decrease)    2000       1999     (Decrease)
        --------------------------     ---------    ---------   ---------- ---------  ---------   ----------
        Network access services        $ 124,977   $ 127,429      (2%)     $ 246,410  $ 254,797      (3%)
        Local network                     73,180      69,405       5%        143,705    136,689       5%
        services
        Long distance and data            17,988      20,048     (10%)        38,053     41,391      (8%)
        services
        Directory services                 7,449       7,033       6%         14,620     13,959       5%
        Other                             15,938      17,075      (7%)        33,489     32,039       5%
        Eliminations                     (12,136)    (12,369)     N/A        (22,569)   (23,022)     N/A
                                         --------    --------               --------   --------
                                       $ 227,396   $ 228,621      (1%)     $ 453,708  $ 455,853       -
                                         ========    ========               ========   ========

Network access services revenue for the three months ended June 30, 2000 decreased $2.5 million, or 2%, as compared with the prior year period primarily due to a decrease in intralata toll revenue and the price effect of a July 1999 Federal Communications Commission (FCC) tariff adjustment. Network access services revenue for the six months ended June 30, 2000 decreased $8.4 million, or 3%, as compared with the prior year period primarily due to a non-recurring $10.4 million interstate universal service fund (USF) settlement received in the first quarter of 1999, a decrease in intralata toll revenue and the price effect of a July 1999 FCC tariff adjustment. Before taking into account the USF settlement, network access revenue increased by $2 million, or 1%, which is due to growth in minutes of use and special access revenue.

Local network services revenue for the three months ended June 30, 2000 increased $3.8 million, or 5%, as compared with the prior year period. Access line growth of 42,809 contributed $2 million, enhanced services increased $1.5 million, frame relay increased $.5 million, internet revenue increased $.5 million and white pages directory revenue increased $.1 million. These increases were partially offset by a $.8 million reduction in a subsidy payment.

Local network services revenue for the six months ended June 30, 2000 increased $7 million, or 5%, as compared with the prior year period. Access line growth of 42,809 contributed $4.5 million, enhanced services increased $3.4 million and frame relay increased $.7 million. These increases were partially offset by a reduction in a subsidy payment of $1.6 million.

Long distance services revenue for the three and six months ended June 30, 2000 decreased $2.1 million, or 10%, and $3.3 million, or 8%, respectively, as compared with the prior year periods primarily due to a decrease in long distance revenue of $2.8 million for the three months ended June 30, 2000 and $5.1 million for the six months ended June 30, 2000, partially offset by

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

increases in internet revenue of $.7 million for the three months ended June 30, 2000 and $1.8 million for the six months ended June 30, 2000. The long distance decreases were due to decreased minutes of use of 8.5 million and 21 million for the three and six month periods, respectively, as compared with the prior year periods as we continued to exit the out-of-territory long distance market. In addition, the average rate per minute for long distance service declined from $.126 in the six months ended June 30, 1999 to $.113 in the six months ended June 30, 2000, or 10%, as a result of offering discounted calling plans.

Directory services revenue for the three and six months ended June 30, 2000 increased $.4 million, or 6%, and $.7 million, or 5%, respectively, as compared with the prior year periods primarily due to increased directory advertising and listing sales.

Other revenue for the three months ended June 30, 2000 decreased $1.1 million, or 7%, as compared with the prior year period primarily due to a reduction in interexchange carrier billing and collections revenue and lower equipment sales, partially offset by an increase in conference call revenue. Other revenue for the six months ended June 30, 2000 increased $1.5 million, or 5%, as compared with the prior year period primarily due to an increase in conference call revenue, partially offset by the reduction in interexchange billing and collections revenue.

Eliminations represent network access revenue received by our local exchange operations from our long distance operations.

                                For the three months ended June 30,        For the six months ended June 30,
                              --------------------------------------     ------------------------------------
                                           ($ in thousands)                         ($ in thousands)
                                                       % Increase/                                 % Increase/
   ELI revenue                     2000       1999     (Decrease)              2000       1999     (Decrease)
   -----------                  --------   --------    ----------           ---------   --------   ----------
   Network services             $ 17,173   $ 12,983      32%               $  33,177   $ 23,407      42%
   Local telephone services       25,951     18,600      40%                  50,225     32,908      53%
   Long distance services          4,265      9,245     (54%)                  8,862     17,775     (50%)
   Data services                  13,231      5,267     151%                  25,134     10,221     146%
                                --------   --------                        ---------   --------
                                  60,620     46,095      32%                 117,398     84,311      39%
   Intersegment revenue             (692)      (770)     N/A                  (1,327)    (1,468)     N/A
                                --------   --------                        ---------   --------
                                $ 59,928   $ 45,325      32%               $ 116,071   $ 82,843      40%
                                ========   ========                        =========   ========

Network services revenue for the three and six months ended June 30, 2000 increased $4.2 million, or 32%, and $9.8 million, or 42%, respectively, as compared with the prior year periods primarily due to continued growth in our network and sales of additional circuits to new and existing customers.

Local telephone services revenue for the three and six months ended June 30, 2000 increased $7.4 million, or 40%, and $17.3 million, or 53%, respectively, as compared with the prior year periods primarily due to increased dial tone and integrated service digital network (ISDN) revenue as a result of an increase in the average access line equivalents installed of 74,742 or 62% and 78,336 or 71% for the three and six months ended June 30, 2000, respectively. Carrier access billings and reciprocal compensation revenue also contributed to the increase.

Long distance services revenue for the three and six months ended June 30, 2000 decreased $5 million, or 54%, and $8.9 million, or 50%, respectively, as compared with the prior year periods primarily due to our decision to exit the prepaid services market in the third quarter of 1999, partially offset by increased retail minutes of use.

Data services revenue for the three and six months ended June 30, 2000 increased $8 million, or 151%, and $14.9 million, or 146%, respectively, as compared with the prior year periods primarily due to increased sales from Internet services as a result of an increase in Internet routers installed from 42 to 63, or 50% and an 18 month take-or-pay contract that commenced in September 1999. The take-or-pay contract provides $20 million in revenue for 2000. There is no assurance this take-or-pay contract will be renewed in 2001.

Intersegment revenue reflects revenue received by ELI from our telecommunica-tions operations.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                             NETWORK ACCESS EXPENSE
                             ----------------------

                         For the three months ended June 30,       For the six months ended June 30,
                       -------------------------------------     ------------------------------------
                                    ($ in thousands)                         ($ in thousands)
                                              % Increase/                                    % Increase/
                           2000      1999     (Decrease)                 2000       1999       (Decrease)
                         --------  --------   ---------                 ---------  --------    ----------
Network access         $  38,679 $  49,123       (21%)                  $  80,692  $  89,069      (9%)
Eliminations             (12,828)  (13,139)       N/A                     (23,896)   (24,490)     N/A
                        ---------  --------                              --------   --------
                       $  25,851 $  35,984       (28%)                  $  56,796  $  64,579     (12%)
                         ========  ========                              =========  ========

Network access expenses for the three and six months ended June 30, 2000 decreased $10.4 million, or 21%, and $8.4 million, or 9%, respectively, as compared with the prior year periods primarily due to a decrease in long distance minutes of use of 8.5 million and 21 million minutes for the three and six month periods, respectively, related to our telecommunications long distance operations and a reduction in costs related to the exit of ELI's prepaid services business.

Eliminations represent expenses incurred by our long distance operations related to network access services provided by our local exchange operations and expenses incurred by our telecommunications operations related to network services provided by ELI.

                      DEPRECIATION AND AMORTIZATION EXPENSE
                      -------------------------------------

                          For the three months ended       For the six months ended
                                   June 30,                        June 30,
                        -------------------------------   ----------------------------
                               ($ in thousands)                ($ in thousands)
                                              % Increase/                     % Increase/
                           2000      1999     (Decrease)   2000      1999     (Decrease)
                          --------  --------  ----------  --------  --------  ----------
  Depreciation and
    amortization         $ 74,474   $ 59,763      25%    $ 157,179  $ 121,648     29%

Depreciation expense for the three and six months ended June 30, 2000 increased $14.7 million, or 25%, and $35.5 million, or 29%, respectively, as compared with the prior year periods primarily due to higher plant in service balances for newly completed communications network facilities and electronics at ELI and $4 million and $19.1 million, respectively, of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector.

                            OTHER OPERATING EXPENSES
                            ------------------------

                     For the three months ended June 30,     For the six months ended June 30,
                   -------------------------------------   -----------------------------------
                                ($ in thousands)                      ($ in thousands)
                                              % Increase/                       % Increase/
                           2000      1999     (Decrease)      2000     1999      (Decrease)
                         --------   --------  ---------     --------  --------   ---------
Operating expenses     $ 122,647  $ 131,264      (7%)    $ 243,014   $ 266,358     (9%)
Taxes other than
  income taxes            17,649     16,033      10%        34,222      32,455      5%
Sales and marketing       15,839     16,424      (4%)       31,130      32,371     (4%)
Eliminations                (321)      (493)     N/A          (513)       (818)    N/A
                         --------   --------                --------   --------
                       $ 155,814  $ 163,228      (5%)    $ 307,853   $ 330,366     (7%)
                         ========   ========                ========   ========

Operating expenses for the three months ended June 30, 2000 decreased $8.6 million, or 7%, as compared with the prior year period primarily due to decreased Year 2000 (Y2K) expenses of $4.3 million, decreased corporate office expense of $1.5 million and prior year consulting, severance and benefits payments totaling $2.9 million. The decreases were partially offset by increased operating expenses to support the expanded delivery of services.

Operating expenses for the six months ended June 30, 2000 decreased $23.3 million, or 9%, as compared with the prior year period primarily due to decreased Y2K expenses of $7.3 million, decreased corporate office expense of $2.4 million, prior year consulting, severance and benefits payments totaling $7.3 million and prior year costs of $3.1 million associated with information technology projects that have been completed. The decreases were partially offset by increased operating expenses to support the expanded delivery of services.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Taxes other than income taxes for the three and six months ended June 30, 2000 increased $1.6 million, or 10%, and $1.8 million or 5%, respectively, as compared with the prior year periods primarily due to an increase in payroll and property taxes.

Eliminations represent the elimination of administrative fees charges to ELI.

                        ACQUISITION ASSIMILATION EXPENSE
                        --------------------------------

                          For the three months ended June 30,        For the six months ended June 30,
                         -------------------------------------      ----------------------------------
                                    ($ in thousands)                          ($ in thousands)
                                                % Increase/                             % Increase/
                               2000     1999     (Decrease)           2000       1999    (Decrease)
                             --------  ------   -----------         ---------  -------  ----------
    Acquisition
     assimilation expense   $  7,617  $   -        N/A             $  11,591  $   -        N/A

Acquisition assimilation expense of $7.6 million and $11.6 million for the three and six months ended June 30, 2000, respectively, was incurred by us related to the pending acquisition of approximately 2 million telephone access lines (as of December 31, 1999). We anticipate that we will continue to incur such assimilation costs through the remainder of 2000 and into 2001.

                             INCOME FROM OPERATIONS
                             ----------------------

                          For the three months ended June 30,        For the six months ended June 30,
                         -------------------------------------      ----------------------------------
                                    ($ in thousands)                          ($ in thousands)
                                                % Increase/                             % Increase/
                               2000     1999      (Decrease)         2000        1999     (Decrease)
                             --------  -------   -----------        ---------  -------  ----------
 Income from operations     $ 23,568  $  14,971    57%             $ 36,360   $  22,103    65%

Income from operations for the three and six months ended June 30, 2000 increased $8.6 million, or 57%, and $14.3 million, or 65%, respectively, as compared with prior year periods primarily due to decreased ELI operating losses and decreased Y2K expenses, partially offset by increased depreciation expense related to the change in useful life of an operating system in the telecommunications sector. The income from operations for the six months ended June 30, 1999 also included the $10.4 million universal service fund settlement.

   INVESTMENT AND OTHER INCOME, NET/MINORITY INTEREST/INTEREST EXPENSE/INCOME TAXES
   --------------------------------------------------------------------------------

                           For the three months ended June 30,        For the six months ended June 30,
                         -------------------------------------      -----------------------------------
                                      ($ in thousands)                         ($ in thousands)
                                                      % Increase/                            % Increase/
                                    2000     1999    (Decrease)            2000     1999     (Decrease)
                                  --------   ------  ----------          --------  -------  ----------
       Investment and other
         income, net            $   4,810  $  6,943     (31%)            $  10,075  $ 82,464    (88%)
       Minority interest        $   5,937  $  5,693       4%             $  12,222  $ 11,686      5%
       Interest expense         $  33,151  $ 18,299      81%             $  62,315  $ 37,397     67%
       Income taxes (benefit)   $      (1) $    250    (100%)            $  (1,254) $ 26,856   (105%)

Investment and other income, net for the three months ended June 30, 2000 decreased $2.1 million, or 31%, as compared with the prior year period primarily due to a $1 million settlement in May 1999 with Hungarian Telephone and Cable Corp. Investment income for the six months ended June 30, 2000 decreased $72.4 million, or 88%, as compared with the prior year period primarily due to the $69.5 million gain on the sale of our investment in Centennial Cellular Corp. in January 1999.

Minority interest, as presented on the income statement, represents the minority's share of ELI's net loss. Minority interest in subsidiary, as presented on the balance sheet, represents the minority's share of ELI's equity capital.

Since ELI's public offering, we have been recording minority interest on our income statement and reducing minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000,

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

the minority interest on the balance sheet has been reduced to zero, therefore, from this point going forward, we have discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to make good on any additional losses of ELI. Therefore, beginning in the third quarter 2000, we will record ELI's entire loss in our consolidated results. When ELI becomes profitable, we will recognize ELI's earnings in full until the cumulative losses of the minority interests previously absorbed by us are recovered. After such recovery, we will begin to record minority interest on our income statement and minority interest in subsidiary on our balance sheet based on the percentage of ELI owned by third parties.

Interest expense for the three months ended June 30, 2000 increased $14.9 million, or 81%, as compared with the prior year period primarily due to a $5.5 million increase in ELI's interest expense related to increased borrowings and higher interest rates, $1.6 million increase due to an increase in our commercial paper outstanding and $3.2 million for amortization of costs associated with our committed bank credit facilities. A reduction in capitalized interest of $1.7 million due to lower average capital work in process balances at ELI also contributed to the increase. During the three months ended June 30, 2000, we had average long-term debt outstanding of $2,361,932,000 compared to $2,039,452,000 during the three months ended June 30, 1999.

Interest expense for the six months ended June 30, 2000 increased $24.9 million, or 67%, as compared with the prior year period primarily due to a $12.8 million increase in ELI's interest expense related to increased borrowings and higher interest rates and $6.4 million for amortization of costs associated with our committed bank credit facilities. A reduction in capitalized interest of $2.9 million due to lower average capital work in process balances at ELI also contributed to the increase. During the six months ended June 30, 2000, we had average long-term debt outstanding of $2,318,915,000 compared to $1,940,926,000 during the six months ended June 30, 1999.

Income taxes for the three and six months ended June 30, 2000 decreased $.3 million, or 100%, and $28.1 million, or 105%, respectively, as compared with the prior year periods primarily due to changes in taxable income. The estimated annual effective tax rate for 2000 is 34% as compared with 35% for 1999. Income tax expense for the three months ended June 30, 2000 and 1999 includes true-ups to arrive at these rates.

                             DISCONTINUED OPERATIONS
                             -----------------------

                           For the three months ended June 30,      For the six months ended June 30,
                          ------------------------------------     ----------------------------------
                                      ($ in thousands)                        ($ in thousands)
                                             % Increase/                                   % Increase/
                            2000     1999    (Decrease)                  2000      1999     (Decrease)
                          --------- -------- ----------            ---------    ---------  ----------
Revenue                 $ 157,859 $ 140,901      12%                $ 348,171    $ 313,665     11%
Operating income        $  17,406 $  16,450       6%                $  46,367    $  45,641      2%
Net income              $   3,399 $     247   1,276%                $  15,846    $  13,482     18%

Revenue from discontinued operations for the three and six months ended June 30, 2000 increased $17 million, or 12%, and $34.5 million, or 11%, respectively, as compared with the prior periods primarily due to customer growth in the public services sector, increased consumption in the electric and water and wastewater sectors due to favorable weather conditions and increased purchased fuel costs and purchased power costs passed on to customers, partially offset by $3,750,000 of customer refunds recorded in the second quarter of 2000 in Arizona in the electric sector and decreased consumption in the gas sector.

Operating income from discontinued operations for the three and six months ended June 30, 2000 increased $1 million, or 6%, and $.7 million, or 2%, respectively, as compared with prior periods primarily due to increased revenue, decreased Y2K expenses and decreased sales and marketing expenses, partially offset by increased costs related to the data conversion of a new geographical information system for the gas sector and increased depreciation expense due to increased property, plant and equipment.

Net income from discontinued operations for the three and six months ended June 30, 2000 increased $3.2 million, or 1,276%, and $2.4 million, or 18%, as com-pared with prior periods primarily due to increased operating income, partially offset by increased interest expense.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                  NET INCOME / NET INCOME PER COMMON SHARE/
                  -----------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX AND RECLASSIFICATION ADJUSTMENTS
--------------------------------------------------------------------------------

                                    For the three months ended June 30,     For the six months ended June 30,
                                    ------------------------------------    ----------------------------------
                                              ($ in thousands)                        ($ in thousands)
                                                         % Increase/                               % Increase/
                                        2000     1999     (Decrease)             2000     1999     (Decrease)
                                    ---------  --------   ----------           --------  -------   -----------
Net income                         $   3,012   $  7,753     (61%)             $  10,338  $ 62,378    (83%)
Net income per common share        $     .01   $    .03     (67%)             $     .04  $    .24    (83%)

Other comprehensive loss, net
 of tax and reclassification
 adjustments                       $ (12,348)  $   (293)     N/A              $ (40,393) $(14,411)    N/A

Net income and net income per share for the three months ended June 30, 2000 decreased $4.7 million, or 61%, and 2(cent), or 67%, respectively, as compared with the prior year period primarily due to accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector and increased ELI interest expense, partially offset by decreased Y2K expenses. Net income and net income per share for the six months ended June 30, 2000 decreased $52 million, or 83%, and 20(cent), or 83%, respectively, as compared with the prior year period primarily due to the $42.9 million, or 16(cent) per share, after tax gain on the sale of our investment in Centennial Cellular Corporation in January 1999, the 1999 non-recurring universal service fund settlement, accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector and increased ELI interest expense, partially offset by increased operating income and decreased Y2K expenses.

Other comprehensive loss, net of tax and reclassification adjustments during the three and six months ended June 30, 2000 and the three months ended June 30, 1999 are primarily the result of higher unrealized losses on our investment portfolio. Other comprehensive loss, net of tax and reclassification adjustments during the six months ended June 30, 1999 is primarily the result of the realization of the gain on the sale of our investment in Centennial Cellular Corp. in January 1999, partially offset by higher unrealized gains on our investment portfolio during the first quarter 1999.

Item 3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
         ----------------------------------------------------------------
We are exposed to the impact of interest rate and market risks. In the normal course of business, we employ established policies, procedures and internal pro-cesses to manage our exposure to interest rate and market risks. Our objective in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and refinance debt when advantageous. We maintain a portfolio of investments consisting of both equity and debt financial instruments. Our equity portfolio is comprised of investments in communications companies. Our bond portfolio consists of government, corporate and municipal fixed-income se-curities. We do not hold or issue derivative or other financial instruments for trading purposes. We purchase monthly gas futures contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to certain in-dustrial customers at fixed prices. This derivative financial instrument ac-
tivity relates to the discontinued operations and is not material to our consolidated financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

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

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a)The Registrant held its 2000 Annual Meeting of the Stockholders on May 18, 2000.

(b)Proxies for the Annual Meeting were solicited pursuant to Regulation 14; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

                                 Number of Votes

     Directors                For                Abstain
     ---------                ---                -------
N. I. Botwinik            221,831,432           6,497,403
A. I. Fleischman          219,244,957           9,083,878
S. Harfenist              222,499,416           5,829,420
A. N. Heine               222,307,264           6,021,571
J. L. Schroeder           222,516,298           5,812,538
R. D. Siff                222,029,203           6,299,633
R. A. Stanger             222,662,219           5,666,616
C. H. Symington, Jr.      222,633,374           5,695,461
E. Tornberg               222,294,061           6,034,774
C. Tow                    218,586,328           9,742,507
L. Tow                    220,384,326           7,944,509

(c) At the 2000 Annual Meeting of the Stockholders, the shareholders approved the proposal to change the Company's name from Citizens Utilities Company to Citizens Communications Company. The following sets forth the number of votes on this proposal.

        For                 Against              Abstain
        ---                 -------              -------
    223,693,116            3,067,632            1,568,087

Item 5. Other Information
        -----------------
As disclosed in our proxy statement for the 2000 Annual Meeting, under our bylaws, if any stockholder intends to propose any matter at the 2001 annual meeting, the proponent must give written notice to us not earlier than January 1, 2001 nor later than February 15, 2001. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us by February 14, 2001 of a proposal, then our proxies would be able to use their discretionary voting authority when the stockholder's proposal is raised at the meeting.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a) Exhibits:

           3.200.1 Restated Certificate of Incorporation of Citizens Communications Company, as restated May 19, 2000.

           10.31 Asset Purchase Agreement between Citizens Utilities Company and Atmos Energy Corporation dated April 13, 2000.

           27 Financial data schedule for the periods ended June 30, 2000 and restated June 30, 1999.

        b) Reports on Form 8-K:
           We filed on Form 8-K dated April 13, 2000 under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing that we will sell our Louisiana gas operations.

           We filed on Form 8-K dated May 16, 2000 under Item 7 "Exhibits," a press release announcing financial results for the quarter ended March 31, 2000 and certain operating data.

               CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                                     By: /s/ Robert J. Larson
                                         -------------------------
                                         Robert J. Larson
                                         Vice President and Chief Accounting Officer


                                     By: /s/ Livingston E. Ross
                                         ---------------------------
                                         Livingston E. Ross
                                         Vice President, Reporting and Audit



Date: August 10, 2000