Form 10-Q
period 2000-09-30
CITIZENS COMMUNICATIONS CO
filed 2000-11-14
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000
                                                 ------------------

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
                                                  ------------------------------

                         No change since last report
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes X No

The number of shares outstanding of the registrant's class of common stock as of October 31, 2000 was 265,211,459.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                                                       Page No.

Part I.  Financial Information

    Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                                2

    Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended
       September 30, 2000 and 1999                                                                         3

    Consolidated Statements of Income and Comprehensive Income (Loss) for the Nine Months Ended
       September 30, 2000 and 1999                                                                         4

    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999            5

    Notes to Consolidated Financial Statements                                                             6

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 13

    Quantitative and Qualitative Disclosures about Market Risk                                            23

Part II.  Other Information

    Legal Proceedings                                                                                     25

    Exhibits and Reports on Form 8-K                                                                      26

    Signatures                                                                                            27

                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                     September 30, 2000      December 31,1999
ASSETS                                                                               ------------------      ----------------
Current assets:
    Cash                                                                                    $ 45,963            $ 37,141
    Accounts receivable, net                                                                 220,257             241,519
    Short-term investments                                                                   224,655                   -
    Other                                                                                     37,954              29,964
    Net assets held for sale                                                                 498,290             552,771
                                                                                          ----------         -----------
      Total current assets                                                                 1,027,119             861,395
                                                                                          ----------         -----------

Property, plant and equipment                                                              4,972,531           4,458,654
Less accumulated depreciation                                                              1,717,411           1,569,936
                                                                                          ----------         -----------
      Net property, plant and equipment                                                    3,255,120           2,888,718

Investments                                                                                  147,457             591,386
Excess of cost over net assets acquired                                                      466,358                   -
Regulatory assets                                                                            181,800             184,942
Deferred debits and other assets                                                             172,301             141,274
Assets of discontinued operations                                                          1,169,898           1,065,701
                                                                                          ----------          ----------
           Total assets                                                                  $ 6,420,053         $ 5,733,416
                                                                                          ==========          ==========

LIABILITIES AND EQUITY
Current liabilities:
    Long-term debt due within one year                                                      $ 84,187            $ 31,156
    Accounts payable and other current liabilities                                           306,803             435,856
                                                                                          ----------          ----------
      Total current liabilities                                                              390,990             467,012

Deferred income taxes                                                                        433,993             460,208
Customer advances for construction and contributions in aid of construction                  190,395             179,831
Deferred credits and other liabilities                                                        70,845              87,668
Regulatory liabilities                                                                        25,251              27,000
Long-term debt                                                                             2,925,680           2,107,460
Liabilities of discontinued operations                                                       332,545             272,327
                                                                                          ----------           ---------
      Total liabilities                                                                    4,369,699           3,601,506

Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                   201,250             201,250
Minority interest in subsidiary                                                                    -              11,112

Shareholders' equity:
    Common stock issued, $.25 par value                                                       66,223              65,519
    Additional paid-in capital                                                             1,613,693           1,577,903
    Retained earnings                                                                        273,393             261,590
    Accumulated other comprehensive income (loss)                                            (54,174)             14,923
    Treasury stock                                                                           (50,031)               (387)
                                                                                          ----------           ---------
      Total shareholders' equity                                                           1,849,104           1,919,548
                                                                                          ----------           ---------
           Total liabilities and shareholders' equity                                    $ 6,420,053         $ 5,733,416
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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (In thousands, except per-share amounts)


                                                                                            2000            1999
                                                                                           ------          ------
Revenue                                                                                  $ 389,941       $ 337,091

Operating Expenses:
Network access                                                                              25,130          20,366
Gas purchased                                                                               48,182          31,152
Depreciation and amortization                                                               89,130          69,715
Other operating expenses                                                                   180,203         197,315
Acquisition assimilation expense                                                            12,539               -
                                                                                        ----------      ----------
         Total operating expenses                                                          355,184         318,548

         Income from operations                                                             34,757          18,543

Investment and other income, net                                                             5,435           9,703
Minority interest                                                                                -           5,301
Interest expense                                                                            45,025          27,319
                                                                                        ----------      ----------
         Income (loss) before income taxes, dividends on convertible
           preferred securities and discontinued operations                                 (4,833)          6,228

Income tax expense (benefit)                                                                (1,170)          1,041
                                                                                        ----------      ----------
         Income (loss) before dividends on convertible preferred securities
           and discontinued operations                                                      (3,663)          5,187

Dividends on convertible preferred securities, net of income tax benefit                     1,553           1,553
                                                                                        ----------      ----------
         Income (loss) before discontinued operations                                       (5,216)          3,634

Income from discontinued operations, net of tax                                              6,683           8,272
                                                                                        ----------      ----------

         Net income                                                                        $ 1,467        $ 11,906
                                                                                        ==========      ==========

Other comprehensive loss, net of tax and reclassification adjustments                      (28,704)            (17)
                                                                                        ----------      ----------

         Total comprehensive income (loss)                                               $ (27,237)       $ 11,889
                                                                                        ==========      ==========

Income (loss) before discontinued operations per common share:
         Basic                                                                             $ (0.02)         $ 0.01
         Diluted                                                                           $ (0.02)         $ 0.01

Income from discontinued operations per common share:
         Basic                                                                              $ 0.03          $ 0.03
         Diluted                                                                            $ 0.02          $ 0.03

Net income per common share:
         Basic                                                                              $ 0.01          $ 0.05
         Diluted                                                                            $ 0.01          $ 0.05




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (In thousands, except per-share amounts)


                                                                                            2000              1999
                                                                                           ------           -------
Revenue                                                                                $ 1,150,140       $ 1,048,698

Operating Expenses:
Network access                                                                              81,926            84,945
Gas purchased                                                                              148,238           116,706
Depreciation and amortization                                                              258,677           202,265
Other operating expenses                                                                   543,102           580,006
Acquisition assimilation expense                                                            24,130                 -
                                                                                        ----------        ----------
         Total operating expenses                                                        1,056,073           983,922

         Income from operations                                                             94,067            64,776

Investment and other income, net                                                            15,086            91,016
Minority interest                                                                           12,222            16,987
Interest expense                                                                           116,288            74,560
                                                                                        ----------        ----------
         Income before income taxes, dividends on convertible
           preferred securities and discontinued operations                                  5,087            98,219

Income tax expense                                                                           2,298            32,737
                                                                                        ----------        ----------
         Income before dividends on convertible preferred securities
           and discontinued operations                                                       2,789            65,482

Dividends on convertible preferred securities, net of income tax benefit                     4,657             4,657
                                                                                        ----------        ----------
         Income (loss) before discontinued operations                                       (1,868)           60,825

Income from discontinued operations, net of tax                                             13,672            13,459
                                                                                        ----------        ----------

         Net income                                                                       $ 11,804          $ 74,284
                                                                                        ==========        ==========

Other comprehensive loss, net of tax and reclassification adjustments                      (69,097)          (14,428)
                                                                                        ----------        ----------

         Total comprehensive income (loss)                                               $ (57,293)         $ 59,856
                                                                                        ==========        ==========

Income (loss) before discontinued operations per common share:
         Basic                                                                             $ (0.01)           $ 0.23
         Diluted                                                                           $ (0.01)           $ 0.23

Income from discontinued operations per common share:
         Basic                                                                              $ 0.05            $ 0.05
         Diluted                                                                            $ 0.05            $ 0.05

Net income per common share:
         Basic                                                                              $ 0.04            $ 0.29
         Diluted                                                                            $ 0.04            $ 0.28




The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)

                                                                                   2000              1999
                                                                                  ------            -----

Net cash provided by continuing operating activities                            $ 269,141         $ 354,784

Cash flows from investing activities:
       Capital expenditures                                                      (386,893)         (412,764)
       Securities purchased                                                       (52,102)         (792,706)
       Securities sold                                                            129,396           757,028
       Securities matured                                                          10,400             2,035
       Acquisitions                                                              (644,300)                -
       ELI share purchases                                                        (38,748)                -
       Other                                                                         (469)           (2,847)
                                                                                ---------         ---------
Net cash used by investing activities                                            (982,716)         (449,254)

Cash flows from financing activities:
       Short-term debt repayments                                                       -          (110,000)
       Long-term debt borrowings                                                  822,204           315,053
       Long-term debt principal payments                                          (34,008)          (90,021)
       Issuance of common stock                                                    19,504             6,742
       Common stock buybacks                                                      (49,209)             (411)
       Other                                                                       11,668             3,699
                                                                                ---------         ---------
Net cash provided by financing activities                                         770,159           125,062

Cash used by discontinued operations                                              (47,762)          (26,644)

Increase in cash                                                                    8,822             3,948
Cash at January 1,                                                                 37,141            31,922
                                                                                ---------         ---------
Cash at September 30,                                                            $ 45,963          $ 35,870
                                                                                =========         =========

Supplemental cash flow information:
       Non-cash increase in capital lease asset                                  $ 98,555          $ 45,195



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

     (b)  Regulatory Assets and Liabilities:
          Our regulated operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" with the exception of our recent acquisitions from GTE and US West (see Note 2). SFAS No. 71 requires regulated entities to record regulatory assets and liabilities as a result of actions of regulators. We are evaluating the applicability of SFAS No. 71 to the newly acquired operations.

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

     (d)  Minority Interest and Minority Interest in Subsidiary:
          Minority interest, as presented on the statements of income, represents the minority's share of Electric Lightwave, Inc.'s (ELI) net loss for the periods being reported on. Minority interest in subsidiary, as presented on the balance sheet at December 31, 1999, represents the minority's share of ELI's equity capital. Since ELI's public offering, we have been recording minority interest on our income statement and reducing minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results. When ELI becomes profitable, we will recognize ELI's earnings in full until the cumulative losses of the minority interests previously absorbed by us are recovered. After such recovery, we will begin to record minority interest on our income statement and minority interest in subsidiary on our balance sheet based on the percentage of ELI owned by third parties.

(2)       Acquisitions:
          ------------
          From May 27, 1999 through July 12, 2000 we have entered into several agreements to acquire approximately 2,011,000 telephone access lines (as of December 31, 1999) for approximately $6,471,000,000 in cash. These transactions have been/will be accounted for using the purchase method of accounting and the results of operations have been/will be included in the accompanying financial statements from the dates of acquisition of each property. These agreements are described as follows:

          On May 27, September 21, and December 16, 1999, we announced that we had entered into definitive agreements to purchase from Verizon Communications (formerly GTE Corp.) approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. The acquisitions are subject to various state and federal regulatory approvals. On June 30, 2000, we closed on the Nebraska purchase of approximately 61,000 access lines for $205,000,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 133,000 access lines for $439,000,000 in cash. We expect that the remainder of these transactions will close on a state-by-state basis throughout the next 9 months.

          On June 16, 1999, we announced that we had entered into a series of definitive agreements to purchase from Qwest Communications (formerly US West) approximately 545,000 telephone access lines (as of December 31, 1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for $38,000,000 in cash. We expect that the remainder of these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis throughout the next 9 months.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          On July 12, 2000, we announced that we had entered into a definitive agreement to purchase from Global Crossing Ltd. 100% of the stock of Frontier Corp. which holds approximately 1,100,000 telephone access lines in Alabama, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the first half of 2001.

          We have recorded acquired assets from our recent acquisitions from Verizon Communications (formerly GTE Corp.) at their historical carrying values and have recorded the excess of cost over such amounts as excess of cost over net assets acquired. We are in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired, and their related useful lives may change. The excess of cost over net assets acquired is being amortized over an estimated life of 15 years.

          The following pro forma financial information for the three and nine months ended September 30, 2000 and 1999, presents the combined results of our operations and the GTE Nebraska and GTE Minnesota properties acquired on June 30, 2000 and August 31, 2000, respectively, as if the acquisitions had occurred at the beginning of the respective periods. The pro forma information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods.


($ in thousands, except per share amounts)
                                   For the three months ended September 30,     For the nine months ended September 30,
                                  -------------------------------------------   ---------------------------------------
                                         2000                      1999                2000                    1999
                                  ----------------            ---------------   ----------------          -------------
Revenue                               $ 402,900                 $ 368,022           $ 1,225,917           $ 1,142,308
Income (loss) from continuing
  operations                            (11,535)                   (6,519)              (18,910)               44,404
Net income (loss)                        (4,527)                    1,923                (4,896)               58,033

Income (loss) from continuing
  operations per share                $   (0.04)                $   (0.03)          $     (0.07)          $      0.17
Net income (loss) per share           $   (0.02)                $    0.01           $     (0.02)          $      0.22


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture by sale of our public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public services businesses will be used to partially fund the telephone access line purchases discussed in Note 2.

     We have signed agreements to date for the sale of all our water and wastewater operations, all our electric operations and one of our natural gas operations. The proceeds from the agreements signed to date will include approximately $1,745,000,000 in cash plus the assumption of certain liabilities. These agreements are described as follows:

          On October 18, 1999, we announced that we had agreed to sell our water and wastewater operations to American Water Works, Inc. for $835,000,000 in cash plus the assumption of certain liabilities. These transactions are expected to begin closing in the fourth quarter of 2000 following regulatory approvals.

          On February 15, 2000, we announced that we had agreed to sell our electric utility operations for $535,000,000 in cash plus the assumption of certain liabilities. The Arizona and Vermont electric divisions are under contract to be sold to Cap Rock Energy Corp. To date, Cap Rock has failed to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. We are currently evaluating our alternatives which may include a restructuring of the agreement or terminating the Cap Rock Energy Corp. contract for sale of the Vermont and Arizona electric divisions and pursuing the disposition with an alternative buyer. There is no assurance that the sale to Cap Rock will be completed or that we will reach definitive terms with an alternate buyer. In August 2000, the Public Utilities Commission of the state of Hawaii denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-Op. Consideration is being given to a variety of options, including the filing of a request for reconsideration of the decision, which may include the filing of a new application.

          On April 13, 2000, we announced that we had agreed to sell our Louisiana Gas operations to Atmos Energy Corporation for $375,000,000 in cash plus the assumption of certain liabilities. This transaction is expected to close in the first quarter of 2001 following regulatory approvals.

     Discontinued operations in the consolidated statements of income and comprehensive income (loss) reflect the results of operations of the electric and water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The debt presented in liabilities of discontinued operations represents only debt to be transferred pursuant to the respective asset sale agreements.

     Initially, we accounted for the planned divestiture of all the public services properties as discontinued operations. Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," states a plan of disposal of a business segment is expected to be carried out within a period of one year. As of September 30, 2000, we have not yet entered into agreements to sell our entire gas segment. Consequently, we reclassified all of our gas assets and related liabilities to "net assets held for sale" on the balance sheet in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and reclassified the results of these operations into their original income statement captions as part of continuing operations. We have restated our prior periods to conform to the current presentation.
     Additionally, as a result of their classification as held for sale, we ceased to record depreciation expense on these assets effective October 1, 2000. We are continuing to actively pursue a buyer for those gas operations for which we do not yet have signed agreements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summarized financial information for the electric and water/wastewater operations (discontinued operations) is set forth below:



       ($ in thousands)                         September 30, 2000     December 31, 1999
                                                ------------------     -----------------
     Current assets                                $    50,726            $    44,654
     Net property, plant and equipment               1,022,205                961,739
     Other assets                                       96,967                 59,308
                                                   -----------            -----------
     Total assets                                  $ 1,169,898            $ 1,065,701
                                                   ===========            ===========

     Current liabilities                           $    69,715            $    17,976
     Long-term debt                                    133,848                133,226
     Other liabilities                                 128,982                121,125
                                                   -----------            -----------
     Total liabilities                             $   332,545            $   272,327
                                                   ===========            ===========


($ in thousands)           For the three months ended September 30,        For the nine months ended September 30,
                           ----------------------------------------        ---------------------------------------
                                 2000                   1999                   2000                  1999
                               -------                -------                 ------                ------
Revenue                        $ 92,041               $ 88,557              $ 249,791             $ 229,311
Operating income               $ 17,402               $ 18,655              $  40,819             $  40,165
Income taxes                   $  3,382               $  4,363              $   6,722             $   7,786
Net income                     $  6,683               $  8,272              $  13,672             $  13,459


     We have classified certain balance sheet items as discontinued operations in the September 30, 2000 balance sheet that were previously classified as continuing operations in the December 31, 1999 balance sheet as a result of the finalization of certain divestiture agreements and updates to our estimates.

     Summarized financial information for the gas operations (net assets held for sale) is set forth below:


($ in thousands)                                      September 30, 2000      December 31, 1999
                                                     ---------------------   ---------------------

Current assets                                             $ 61,464               $ 64,596
Net property, plant and equipment                           514,908                498,219
Other assets                                                 21,676                 27,898
                                                      -------------             ----------
Total assets held for sale                                  598,048                590,713

Current liabilities                                          57,909                     64
Long-term debt                                                  548                    591
Other liabilities                                            41,301                 37,287
                                                      -------------             ----------
Total liabilities related to assets held for sale            99,758                 37,942

                                                      -------------             ----------
Net assets held for sale                                  $ 498,290              $ 552,771
                                                      =============             ==========

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(4)  1999 Restructuring Charges:
     --------------------------
     In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

     As of September 30, 2000, approximately $4,049,000 of the costs had been paid and 39 employees were terminated. The remaining employees will be terminated in the fourth quarter of 2000. The remaining accrual of approximately $1,711,000 is included in other current liabilities. These costs are expected to be paid during the fourth quarter of 2000.

 (5) Net Income Per Common Share:
     ---------------------------
     The reconciliation of the net income per common share calculation for the three and nine months ended September 30, 2000 and 1999, respectively, is as follows:

  (In thousands, except per share amounts)                   For the three months ended September 30,
                                             -----------------------------------------------------------------------
                                                            2000                                 1999
                                             ---------------------------------     ---------------------------------
                                              Income      Shares     Per Share     Income       Shares     Per Share
                                             --------     ------     ---------     -------      ------     ---------
Net income per common share:
  Basic                                       $ 1,467     264,749       $ 0.01     $ 11,906     260,607      $ 0.05
  Effect of dilutive options                        -       6,028            -            -       3,180           -
  Diluted                                     $ 1,467     270,777       $ 0.01     $ 11,906     263,787      $ 0.05



  (In thousands, except per share amounts)                   For the nine months ended September 30,
                                             -----------------------------------------------------------------------
                                                           2000                                  1999
                                             ----------------------------------  -----------------------------------
                                              Income      Shares     Per Share     Income       Shares     Per Share
                                             --------    -------    -----------  ---------     --------   ----------
Net income per common share:
  Basic                                       $ 11,804     263,725       $ 0.04     $ 74,284     260,118      $ 0.29
  Effect of dilutive options                         -       4,317            -            -       2,419           -
  Diluted                                     $ 11,804     268,042       $ 0.04     $ 74,284     262,537      $ 0.28


     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At September 30, 2000, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 160,000 potentially dilutive stock options at a range of $16.69 to $18.53 per share that are not included in the calculation as they are antidilutive.

(6)  Segment Information:
     -------------------
     We operate in two segments, telecommunications and ELI. Our gas segment, which is intended to be sold, was previously reported as discontinued operations (see Note 3). The telecommunications segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider offering a broad range of communications services throughout the United States. We own 86% of ELI and we guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases.

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

                   PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


($ in thousands)                                    For the three months ended September 30, 2000
                                ------------------------------------------------------------------------------------
                                                                                                        Consolidated
                                Telecommunications       ELI              Gas         Eliminations          Total
                                ------------------    --------         --------       ------------      -----------
Revenue                              $ 246,767        $ 63,610         $ 80,333         $ (769) (1)      $ 389,941
Depreciation                            65,858          16,306            6,708            258  (2)         89,130
Operating Income (Loss)                 45,106         (11,530)           1,210            (29) (2,3)       34,757
EBITDA                                 110,964           4,776            7,918            229  (3)        123,887


($ in thousands)                                    For the three months ended September 30, 1999
                                -------------------------------------------------------------------------------------
                                                                                                        Consolidatied
                                Telecommunications       ELI              Gas         Eliminations          Total
                                ------------------    --------         --------       ------------      -------------
Revenue                              $ 223,662        $ 48,602         $ 65,574           $ (747) (1)    $ 337,091
Depreciation                            54,821           9,807            5,087                -            69,715
Operating Income (Loss)                 39,354         (18,673)          (2,453)             315  (3)       18,543
EBITDA                                  94,175          (8,866)           2,634              315  (3)       88,258


($ in thousands)                                     For the nine months ended September 30, 2000
                                -------------------------------------------------------------------------------------
                                                                                                        Consolidated
                                Telecommunications       ELI              Gas         Eliminations          Total
                                ------------------   ---------        ---------       ------------     --------------
Revenue                              $ 700,475       $ 181,008        $ 270,753         $ (2,096) (1)    $ 1,150,140
Depreciation                           195,628          43,782           19,076              191  (2)        258,677
Operating Income (Loss)                116,462         (47,106)          24,160              551  (2,3)       94,067
EBITDA                                 312,090          (3,324)          43,236              742  (3)        352,744


($ in thousands)                                     For the nine months ended September 30, 1999
                                -------------------------------------------------------------------------------------
                                                                                                        Consolidated
                                Telecommunications       ELI              Gas         Eliminations          Total
                                ------------------   ---------        ---------       ------------     --------------
Revenue                              $ 679,515       $ 132,913        $ 238,485         $ (2,215) (1)    $ 1,048,698
Depreciation                           161,325          24,951           15,989                -             202,265
Operating Income (Loss)                115,279         (73,313)          21,677            1,133  (3)         64,776
EBITDA                                 276,604         (48,362)          37,666            1,133  (3)        267,041



     1 Represents revenue received by ELI from our telecommunications operations.
     2 Represents  amortization of the capitalized  portion of intercompany  interest  related to our guarantees of ELI debt and leases and amortization of goodwill related to our purchase of ELI stock (see Note 8).
     3 Represents the administrative  services fee charged to ELI pursuant to the management services agreement between the Company and ELI.

                                       11

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Supplemental Segment Information:
     ---------------------------------
     Supplemental segment income statement information for the nine months ended September 30, 2000 is as follows:

                                                                       For the nine months ended September 30, 2000
                                                ------------------------------------------------------------------------------------
      ( $ in thousands)                         Citizens Communciations
                                                   before ELI, Gas, and                         Discontinued            Consolidated
                                                Discontinued Operations    ELI          Gas      Operations   Eliminations   Total
                                                ----------------------- ---------  ----------  ------------- -----------------------
      Revenue                                             $ 700,475    $ 181,008    $ 270,753          $ -    $ (2,096)  $ 1,150,140

      Operating Expenses:
      Network access                                         27,211       56,811            -            -      (2,096)       81,926
      Gas purchased                                               -            -      148,238            -           -       148,238
      Depreciation and amortization                         195,628       43,782       19,076            -         191       258,677
      Other operating expenses                              337,044      127,521       79,279            -        (742)      543,102
      Acquisition assimilation expense                       24,130            -            -            -           -        24,130
                                                        ------------    --------    ---------      --------- ----------  -----------
        Total operating expenses                            584,013      228,114      246,593            -      (2,647)    1,056,073
                                                        ------------    --------    ---------      --------- ----------  -----------

        Income (loss) from operations                       116,462      (47,106)      24,160            -         551        94,067

      Investment and other income, net                       16,898          (40)      (1,029)           -        (743)       15,086
      Minority interest                                      12,222            -            -            -           -        12,222
      Interest expense                                       48,281       54,603       13,404            -           -       116,288
                                                        -----------     --------    ---------      -------- -----------  -----------

        Income (loss) before income taxes, dividends on convertible
        preferred securities and discontinued operations     97,301     (101,749)       9,727            -        (192)        5,087

      Income tax expense (benefit)                           (2,035)         940        3,393            -           -         2,298
                                                        -----------     --------     --------      -------- -----------  -----------

        Income (loss) before dividends on convertible
        preferred securities and discontinued operations     99,336     (102,689)       6,334            -        (192)        2,789

      Dividends on convertible preferred securities,net
        of income tax benefit                                 4,657            -            -            -           -         4,657
                                                        -----------     --------     --------      -------- -----------  -----------

        Income (loss) before discontinued operations         94,679     (102,689)       6,334            -        (192)      (1,868)

      Income from discontinued operations, net of tax             -            -            -       13,672           -        13,672
                                                        -----------     --------     --------      -------- -----------  -----------

        Net income (loss)                                  $ 94,679    $(102,689)     $ 6,334     $ 13,672      $ (192)     $ 11,804
                                                        ===========     ========     ========      ======== ===========  ===========

(8)  Capital Stock:
     -------------
     In December 1999, our Board of Directors authorized the purchase, from time to time, of up to $100,000,000 worth of shares of our common stock. This share purchase program was completed in April 2000 and resulted in the acquisition or contract to acquire approximately 6,165,000 shares of our common stock. Of those shares, 2,500,000 shares were purchased for approximately $40,959,000 in cash and we entered into an equity forward contract for the acquisition of the remaining 3,665,000 shares.

     In April 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional $100,000,000 worth of shares of our common stock. This share purchase program was completed in July 2000 and resulted in the acquisition or contract to acquire approximately 5,927,000 shares of our common stock. Of these shares, 452,000 shares were purchased for approximately $8,250,000 in cash and we entered into an equity forward contract for the acquisition of the remaining 5,475,000 shares.

     In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase, from time to time, of up to $25,000,000 worth of shares of Class A common stock of ELI, our 86% owned subsidiary, on the open market or in negotiated transactions. This ELI share purchase program was completed in August 2000 and resulted in the acquisition of approximately 1,288,000 shares of ELI common stock for approximately $25,000,000 in cash. In August 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions. The second ELI share purchase program was completed in September 2000 and resulted in the acquisition of approximately 1,000,000 shares of ELI common stock for approximately $13,748,000 in cash.

                           PART II. OTHER INFORMATION

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

(a)  Liquidity and Capital Resources
     -------------------------------
We consider our operating cash flows and our ability to raise debt and equity capital as the principal indicators of our liquidity. For the nine months ended September 30, 2000, we used cash flow from operations and proceeds from net financings to fund capital expenditures. Funds requisitioned from the Industrial Development Revenue Bond construction fund trust accounts and advances and contributions from parties desiring utility services were used to partially fund the construction of certain public services plant.

In June 2000, we arranged for the issuance of $19.6 million of 2000 Series special purpose revenue bonds as money market bonds with an initial interest rate of 4.6% and a maturity date of December 1, 2020. The proceeds were used to fund and/or prefund expenditures for construction, extension, improvement and purchase of facilities of the gas division in Hawaii.

In June and August 2000, we completed the purchase of approximately 61,000 and 133,000 access lines in Nebraska and Minnesota, respectively, from Verizon Communications (formerly GTE Corp.). These transactions totaled approximately $205 million and $439 million, respectively, and were funded from commercial paper issuances and proceeds from sales of investments.

In August and October 2000, one of our subsidiaries, Citizens Utilities Rural Company, was advanced $2.7 million and $.3 million, respectively, under its Rural Utilities Services Loan Contract. The initial interest rate on the advances was 5.78% and they have an ultimate maturity date of November 1, 2016.

We have available lines of credit with financial institutions in the amounts of $5.7 billion with associated facility fees of 0.10% per annum (based our current long term debt rating) and $450 million with no associated facility fees. These lines of credit expire on October 26, 2001 and provide us with extension options. These credit facilities are in addition to credit commitments under which the Company may borrow up to $200 million, which expire on December 16, 2003. There were no amounts outstanding under these commitments at September 30, 2000. ELI has committed revolving lines of credit with commercial banks under which it borrowed $400 million and as of September 30, 2000, no further amounts were available. We have guaranteed all of ELI's obligations under these revolving lines of credit. In addition we have agreed to fund, on market terms and conditions, the operating and capital needs of ELI through 2001.

In October 2000, we completed the purchase of approximately 17,000 access lines in North Dakota from Qwest Communications (formerly US West). This transaction totaled approximately $38 million and was funded from commercial paper issuances.

                          PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


Net capital expenditures, by sector, have been and are budgeted as follows:

                                                          Actual
($ in thousands)                     Budget            Year-to-Date
                                      2000          September 30, 2000
                               -------------------  --------------------
Communications                          $ 396,800             $ 249,794
ELI  (1)                                  200,000               192,797
Gas                                        48,700                35,211
General                                     3,000                   222
                               -------------------  --------------------
                                          648,500               478,024
Discontinued operations  (2)              121,200                93,336
                               -------------------  --------------------
                                        $ 769,700             $ 571,360
                               ===================  ====================



(1) Includes approximately $38,000,000 and $98,600,000 in budgeted and actual, respectively, of non-cash capital lease additions.
(2) The 2000 budget assumes full year ownership of discontinued operations and includes approximately $41,900,000 for a special water pipeline project.

Acquisitions
------------
From May 27, 1999 through July 12, 2000 we have entered into several agreements to acquire approximately 2,011,000 telephone access lines (as of December 31,
1999) for approximately $6,471,000,000 in cash. These transactions have been/will be accounted for using the purchase method of accounting and the results of operations have been/will be included in the accompanying financial statements from the dates of acquisition of each property. These agreements are described as follows:

     On May 27, September 21, and December 16, 1999, we announced that we had entered into definitive agreements to purchase from Verizon Communications (formerly GTE Corp.) approximately 366,000 telephone access lines (as of December 31, 1999) in Arizona, California, Illinois, Minnesota and Nebraska for approximately $1,171,000,000 in cash. The acquisitions are subject to various state and federal regulatory approvals. On June 30, 2000, we closed on the Nebraska purchase of approximately 61,000 access lines for $205,000,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 133,000 access lines for $439,000,000 in cash. We expect that the remainder of these transactions will close on a state-by-state basis throughout the next 9 months.

     On June 16, 1999, we announced that we had entered into a series of definitive agreements to purchase from Qwest Communications (formerly US
     West)  approximately  545,000  telephone  access  lines (as of December 31,
     1999) in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for $38,000,000 in cash. We expect that the remainder of these acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis throughout the next 9 months.

     On July 12, 2000, we announced that we had entered into a definitive agreement to purchase from Global Crossing Ltd. 100% of the stock of Frontier Corp. which holds approximately 1,100,000 telephone access lines in Alabama, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the first half of 2001.

We expect to temporarily fund these telephone access line purchases with cash and investment balances and proceeds from commercial paper issuances, backed by the credit commitments described above. Permanent funding is expected to be from cash and investment balances, the proceeds from the divestiture of our public services businesses, direct drawdowns from certain of the credit facilities and issuances of debt and equity securities.

                          PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services properties, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public services businesses will be used to partially fund the telephone access line purchases discussed above.

We have signed agreements to date for the sale of all our water and wastewater operations, all our electric operations and one of our natural gas operations. The proceeds from the agreements signed to date will include approximately $1,745,000,000 in cash plus the assumption of certain liabilities. These agreements are described as follows:

     On October 18, 1999, we announced that we had agreed to sell our water and wastewater operations to American Water Works, Inc. for $835,000,000 in cash plus the assumption of certain liabilities. These transactions are expected to begin closing in the fourth quarter of 2000 following regulatory approvals.

     On February 15, 2000, we announced that we had agreed to sell our electric utility operations for $535,000,000 in cash plus the assumption of certain liabilities. The Arizona and Vermont electric divisions are under contract to be sold to Cap Rock Energy Corp. To date, Cap Rock has failed to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. We are currently evaluating our alternatives which may include a restructuring of the agreement or terminating the Cap Rock Energy Corp. contract for sale of the Vermont and Arizona electric divisions and pursuing the disposition with an alternative buyer. There is no assurance that the sale to Cap Rock will be completed or that we will reach definitive terms with an alternate buyer. In August 2000, the Public Utilities Commission of the state of Hawaii denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-Op. Consideration is being given to a variety of options, including the filing of a request for reconsideration of the decision, which may include the filing of a new application.

     On April 13, 2000, we announced that we had agreed to sell our Louisiana Gas operations to Atmos Energy Corporation for $375,000,000 in cash plus the assumption of certain liabilities. This transaction is expected to close in the first quarter of 2001 following regulatory approvals.

Discontinued operations in the consolidated statements of income and comprehensive income (loss) reflect the results of operations of the electric and water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The debt presented in liabilities of discontinued operations represents only debt to be transferred pursuant to the respective asset sale agreements.

Initially, we accounted for the planned divestiture of all the public services properties as discontinued operations. Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," states a plan of disposal of a business segment is expected to be carried out within a period of one year. As of September 30, 2000, we have not yet entered into agreements to sell our entire gas segment. Consequently, we reclassified all of our gas assets and related liabilities to "net assets held for sale" on the balance sheet in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and reclassified the results of these operations into their original income statement captions as part of continuing operations. We have restated our prior periods to conform to the current presentation. Additionally, as a result of their classification as held for sale, we ceased to record depreciation expense on these assets effective October 1, 2000. We are continuing to actively pursue a buyer for those gas operations for which we do not yet have signed agreements.

Share Purchase Program
----------------------
In December 1999, our Board of Directors authorized the purchase, from time to time, of up to $100,000,000 worth of shares of our common stock. This share purchase program was completed in early April 2000 and resulted in the acquisition or contract to acquire approximately 6,165,000 shares of our common stock. Of those shares, 2,500,000 shares were purchased for approximately $40,959,000 in cash and we entered into an equity forward contract for the acquisition of the remaining 3,665,000 shares.

                          PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

In April 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional $100,000,000 worth of shares of our common stock. This share purchase program was completed in July 2000 and resulted in the acquisition or contract to acquire approximately 5,927,000 shares of our common stock. Of these shares, 452,000 shares were purchased for approximately
$8,250,000 in cash and we entered into an equity forward contract for the acquisition of the remaining 5,475,000 shares.

In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase, from time to time, of up to $25,000,000 worth of shares of Class A common stock of ELI, our 86% owned subsidiary, on the open market or in negotiated transactions. This ELI share purchase program was completed in August 2000 and resulted in the acquisition of approximately 1,288,000 shares of ELI common stock for approximately $25,000,000 in cash. In August 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions. The second ELI share purchase program was completed in September 2000 and resulted in the acquisition of approximately 1,000,000 shares of ELI common stock for approximately $13,748,000 in cash.

New Accounting Pronouncement
----------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Management does not anticipate that the application of SFAS 133 will have a material impact on our financial statements.

On December 3, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." On October 13, 2000, the SEC published "Frequently Asked Questions and Answers" (Q&A) related to SAB 101 and deferred the effective date to no later than the fourth quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements.

(b)  Results of Operations
     ---------------------
                                     REVENUE

Consolidated revenue for the three and nine months ended September 30, 2000 increased $52.9 million, or 16%, and $101.4 million, or 10%, respectively, as compared with the prior periods. The increase for the three months ended September 30, 2000 is due to a $23.1 million increase in telecommunications revenue, a $15.0 million increase in ELI revenue and a $14.8 million increase in gas revenue. The increase for the nine months ended September 30, 2000 is due to a $21.0 million increase in telecommunications revenue, a $48.2 million increase in ELI revenue and a $32.3 million increase in gas revenue.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                     For the three months ended September 30,        For the nine months ended September 30,
                                   -------------------------------------------     -----------------------------------------
                                        2000          1999         % Change            2000          1999         % Change
                                   -----------    ----------       -----------     ----------    ----------      -----------
Network access services             $ 129,584     $ 123,939             5%         $ 375,994     $ 381,014           -1%
Local network services                 80,579        69,046            17%           224,284       205,735            9%
Long distance and data services        20,481        17,705            16%            58,534        59,096           -1%
Directory services                      8,016         7,058            14%            22,636        21,017            8%
Other                                  18,003        15,964            13%            51,492        45,725           13%
Eliminations                           (9,896)      (10,050)           N/A           (32,465)      (33,072)          N/A
                                   -----------    ----------                       ----------    ----------
                                    $ 246,767     $ 223,662            10%         $ 700,475     $ 679,515            3%
                                   ===========    ==========                       ==========    ==========

We acquired the GTE Nebraska access lines on June 30, 2000 and the GTE Minnesota access lines on August 31, 2000 (collectively referred to as the Acquisitions). These Acquisitions contributed $15.6 million of revenue for both the three and nine months ended September 30, 2000.

                         PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Network access services revenue for the three months ended September 30, 2000 increased $5.6 million, or 5%, as compared with the prior year period. The Acquisitions accounted for $7.5 million of the increase while growth in minutes of use accounted for $1.2 million of the increase. These increases were partially offset by the effect of the Federal Communications Commission's (FCC) Coalition for Affordable Local and Long Distance Services (CALLS) mandate which reduces access charges paid by long distance companies of $5.0 million and the impact of an intercompany adjustment made in 1999.

Network access services revenue for the nine months ended September 30, 2000 decreased $5.0 million, or 1%, as compared with the prior year period primarily due to a non-recurring $10.4 million interstate universal service fund (USF) settlement received in the first quarter of 1999, the effect of CALLS of $5.0 million, a decrease in intralata toll revenue of $3.8 million, settlements with long distance carriers of $2.3 million in 1999, and the price effect of a July 1999 FCC tariff adjustment of $1.8 million, partially offset by the impact of the Acquisitions of $7.5 million and growth in minutes of use and special access revenue of $11.5 million.

Local network services revenue for the three months ended September 30, 2000 increased $11.5 million, or 17%, as compared with the prior year period. The Acquisitions contributed $6.5 million, enhanced services increased $2.1 million, access line growth of 39,000 contributed $2.3 million, frame relay increased $.4 million and white pages directory revenue increased $.2 million.

Local network services revenue for the nine months ended September 30, 2000 increased $18.5 million, or 9%, as compared with the prior year period. The Acquisitions contributed $6.5 million, enhanced services increased $5.4 million due to increased demand for these services, access line growth of 39,000 contributed $5.1 million and frame relay increased $1.5 million.

Long distance services revenue for the three months ended September 30, 2000 increased $2.8 million, or 16%, as compared with the prior year periods primarily due to increases in internet revenue and the impact of an intercompany adjustment made in 1999.

Long distance services revenue for the nine months ended September 30, 2000 decreased $.6 million, or 1%, as compared with the prior year periods primarily due to a decrease in long distance revenue of $2.9 million, partially offset by increases in internet revenue of $2.3 million for the nine months ended September 30, 2000. The long distance decreases were due to decreased minutes of use of 14.3 million for the nine month period as compared with the prior year period as we continued to exit the out-of-territory long distance market. In addition, the average rate per minute for long distance service declined from $.123 in the nine months ended September 30, 1999 to $.113 in the nine months ended September 30, 2000, or 8%, as a result of offering discounted calling plans.

Directory services revenue for the three and nine months ended September 30, 2000 increased $1.0 million, or 14%, and $1.6 million, or 8%, respectively, as compared with the prior year periods primarily due to increased directory advertising and listing sales.

Other revenue for the three and nine months ended September 30, 2000 increased $2.0 million, or 13%, and $5.8 million, or 13%, as compared with the prior year periods primarily due to an increase in conference call and cable revenue. A decrease in uncollectible accounts due to improved collection efforts also contributed to the increase for the nine month period.

Eliminations represent network access revenue received by our local exchange operations from our long distance operations.

                        PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                   ELI REVENUE

($ in thousands)                    For the three months ended September 30,    For the nine months ended September 30,
                                   -----------------------------------------   ----------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                   -----------     ---------       ---------   ----------    -----------    -----------
Network services                     $ 21,627      $ 14,024            54%      $ 54,804      $ 37,431           46%
Local telephone services               25,187        22,313            13%        75,412        55,221           37%
Long distance services                  3,728         4,812           -23%        12,590        22,587          -44%
Data services                          13,068         7,453            75%        38,202        17,674          116%
                                     --------      --------                     --------     ---------
                                       63,610        48,602            31%       181,008       132,913           36%
Intersegment revenue                     (769)         (747)           N/A        (2,096)       (2,215)          N/A
                                     --------      --------                     --------     ---------
                                     $ 62,841      $ 47,855            31%      $178,912      $130,698           37%
                                     ========      ========                     ========     =========


Network Services revenue increased $7.6 million, or 54%, and $17.4 million, or 46% for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase is due to continued growth in our network and sales of additional high bandwidth, D5-3 and OC level circuits to new and existing customers.

Local telephone services revenue increased $2.9 million, or 13%, and $20.2 million, or 37%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Local telephone services include dial tone, ISDN PRI, Carrier Access Billings and reciprocal compensation.

ISDN PRI revenue increased $3.1 million, or 51%, and $10.2 million, or 66%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Dial tone revenue increased $0.6 million, or 12%, and $1.9 million, or 15%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 61,478, or 43%, and 72,716, or 60%, for the three and nine months ended September 30, 2000, respectively.

Carrier Access Billings revenue increased $0.1 million, or 7%, and $3.7 million, or 142%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 38.6 million from 21.9 million, or 76%, and 33.2 million from 19.2 million, or 73%, for the three and nine months ended September 30, 2000, respectively, partially offset by lower average rates per minute due to competitive pressures in the markets in which we operate.

Reciprocal compensation revenue decreased $0.9 million, or 9%, and increased $4.4 million, or 18%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The decrease for the three months ended September 30, 2000 is primarily due to decreased revenue from Qwest due to lower rates applicable to new interconnection agreements effective January 1, 2000. The increase for the nine months ended September 30, 2000 is due to interconnection agreements being in place with Verizon and PacBell during the three and nine months ended September 30, 2000 to record reciprocal compensation revenue that were not in place for the same periods in 1999. The increase for nine months was partially offset by decreased revenue from Qwest due to lower rates applicable to new interconnection agreements effective January 1, 2000.

Long distance services revenue decreased $1.1 million, or 23%, and $10.0 million, or 44%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Long distance services include retail long distance, wholesale long distance and prepaid services.

Retail long distance revenue increased $0.7 million, or 42%, and $2.3 million, or 51%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. The increase is due to an increase in average monthly minutes processed of 9.8 million from 6.8 million, or 44%, and 9.9 million from 5.9 million, or 68% for the three and nine months ended September 30, 2000, respectively, partially offset by lower average rates per minute.

Wholesale long distance revenue decreased $0.4 million, or 26%, and increased $0.2 million, or 4%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

                       PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

We exited the prepaid services market in the third quarter of 1999. As a result, prepaid services revenue decreased $1.4 million, or 86%, and $12.5 million, or 93%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

Data services revenue increased $5.6 million, or 75%, and $20.5 million, or 116%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Data services include Internet, RSVP and other services.

Data services revenue also increased $3.3 million, or 200%, and $13.2 million, or 800% for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999, as the result of an 18-month take-or-pay contract with a significant customer that expires on February 28, 2001. The take-or-pay contract will provide $20 million in revenue for 2000. It is not likely that this take-or-pay contract will be renewed in 2001.

Revenue from our Internet services product increased $1.6 million, or 49%, and $5.0 million, or 64%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999. Revenue from our RSVP products increased $0.6 million, or 235% and $1.7 million, or 288%, for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

Intersegment    revenue    reflects   revenue   received   by   ELI   from   our
telecommunications operations.

                                   GAS REVENUE

($ in thousands)                    For the three months ended September 30,   For the nine months ended September 30,
                                   -----------------------------------------  ----------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                   -----------      -------       ----------   -----------      --------     ----------
Gas revenue                            80,333        65,574            23%       270,753       238,485           14%


Gas revenue for the three and nine months ended September 30, 2000 increased $14.8 million, or 23%, and $32.3 million, or 14%, respectively, as compared with the prior year periods primarily due to higher purchased gas costs passed on to customers, partially offset by decreased unit sales due to warmer weather conditions.

                                COST OF SERVICES

($ in thousands)                   For the three months ended September 30,    For the nine months ended September 30,
                                  ------------------------------------------  -----------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                  -------------   -----------     ----------  ------------   ----------     -----------
Gas purchased                       $  48,182      $   31,152           55%     $ 148,238     $ 116,706           27%
Network access                         35,795          31,163           15%       116,487       120,232           -3%
Eliminations                          (10,665)        (10,797)          N/A       (34,561)      (35,287)          N/A
                                  -------------   -----------                 ------------   -----------
                                    $  73,312      $   51,518           42%     $ 230,164     $ 201,651           14%
                                  =============   ===========                 ============   ===========

Gas purchased for the three and nine months ended September 30, 2000 increased $17.0 million, or 55%, and $31.5 million, or 27%, respectively, as compared with the prior year periods primarily due to an increase in the cost of gas and customer growth.

Gas margin (revenue less purchases) for the three months ended September 30, 2000 decreased $2.3 million, or 7%, as compared with the prior year period primarily due to a $2.5 million expense of a previously deferred gas cost in
September 2000. Gas margin for the nine months ended September 30, 2000 increased $0.7 million, or 1%, as compared with the prior year period primarily due to increased customer growth of approximately 2%, partially offset by a $2.5 million expense of a previously deferred gas cost in September 2000.

Network access expenses for the three months ended September 30, 2000 increased $4.6 million, or 15%, as compared with the prior year period primarily due to increased costs related to increased revenue growth at ELI, $2.4 million more vendor disputes resolved in ELI's favor in the prior year period and the impact of an intercompany adjustment made in 1999, partially offset by a reduction in costs related to the exit of ELI's prepaid services business.

                       PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Network access expenses for the nine months ended September 30, 2000 decreased $3.7 million, or 3%, as compared with the prior year periods primarily due to a reduction in costs related to the exit of ELI's prepaid services business, partially offset by increased costs related to increased revenue growth and our dialed internet product.

Eliminations represent expenses incurred by our long distance operations related to network access services provided by our local exchange operations and expenses incurred by our telecommunications operations related to network services provided by ELI.


                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)                    For the three months ended September 30,   For the nine months ended September 30,
                                    ----------------------------------------  ----------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                    ----------    -----------      ---------  ------------  -----------     ----------
Depreciation and amortization        $ 89,130      $ 69,715            28%     $ 258,677     $ 202,265           28%


Depreciation expense for the three and nine months ended September 30, 2000 increased $19.4 million, or 28%, and $56.4 million, or 28%, respectively, as compared with the prior year periods primarily due to higher plant in service balances for newly completed communications network facilities and electronics at ELI, higher property, plant and equipment balances in the telecommunications sector and the impact of the Acquisitions of $7.0 million including the amortization of goodwill of $2.7 million. For the nine months ended September 30, 2000, the increase is also attributable to $19.1 million of accelerated depreciation taken during the first half of 2000 related to the change in useful life of an operating system in the telecommunications sector.


                            OTHER OPERATING EXPENSES

($ in thousands)                    For the three months ended September 30,   For the nine months ended September 30,
                                   -----------------------------------------  ----------------------------------------
                                       2000          1999         % Change        2000          1999        % Change
                                   -----------   ----------     -----------   -----------   -----------    -----------
Operating expenses                  $ 146,494     $ 160,364            -9%     $ 433,672     $ 468,131           -7%
Taxes other than income taxes          20,115        21,298            -6%        65,219        64,669            1%
Sales and marketing                    13,824        15,968           -13%        44,954        48,339           -7%
Eliminations                             (230)         (315)           N/A          (743)       (1,133)          N/A
                                   -----------   ----------                   -----------  ------------
                                    $ 180,203     $ 197,315            -9%     $ 543,102     $ 580,006           -6%
                                   ===========   ==========                   ===========  ============

Operating expenses for the three months ended September 30, 2000 decreased $13.9 million, or 9%, as compared with the prior year period primarily due to decreased Year 2000 (Y2K) expenses of $3.9 million, decreased corporate office expense and prior year consulting, severance and benefits payments. The decreases were partially offset by increased operating expenses related to the Acquisitions of $3.8 million.

Operating expenses for the nine months ended September 30, 2000 decreased $34.5 million, or 7%, as compared with the prior year period primarily due to decreased Y2K expenses of $12.4 million, decreased corporate office expense, prior year consulting, severance and benefits payments and prior year costs associated with information technology projects that have been completed. The decreases were partially offset by increased operating expenses related to the Acquisitions of $3.8 million.

Taxes other than income taxes for the three months ended September 30, 2000 decreased $1.2 million, or 6%, as compared with the prior year periods primarily due to decreased payroll taxes due to decreased headcount of 67 employees, or 6%, in the gas sector and a payroll tax adjustment in the gas sector in 1999. Taxes other than income taxes for the nine months ended September 30, 2000 increased $.6 million or 1%, respectively, as compared with the prior year periods primarily due to increase property taxes at ELI.

Sales and marketing expenses decreased $2.1 million, or 13%, and $3.4 million, or 7%, as compared with the prior year periods primarily due to decreased sales personnel related to the exit of ELI's prepaid services business.

Eliminations represent the elimination of intercompany administrative fees charged to ELI.

                       PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                        ACQUISITION ASSIMILATION EXPENSE

($ in thousands)                     For the three months ended September 30,  For the nine months ended September 30,
                                    -----------------------------------------  ---------------------------------------
                                         2000          1999         % Change        2000          1999        % Change
                                    -----------     ---------      ----------  -----------       -------     ---------
Acquisition assimilation expense     $ 12,539           $ -            N/A      $ 24,130           $ -           N/A


Acquisition assimilation expense of $12.5 million and $24.1 million for the three and nine months ended September 30, 2000, respectively, is related to the pending acquisition of approximately 2 million telephone access lines (as of December 31, 1999). We anticipate that we will continue to incur such assimilation costs through the remainder of 2000 and into 2001.

                             INCOME FROM OPERATIONS

($ in thousands)                      For the three months ended September 30,   For the nine months ended September 30,
                                    ------------------------------------------  ----------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                    ----------    ----------      ----------   -----------   ----------    -------------
Income from operations               $ 34,757      $ 18,543            87%      $ 94,067      $ 64,776           45%

Income from operations for the three and nine months ended September 30, 2000 increased $16.2 million, or 87%, and $29.3 million, or 45%, respectively, as compared with prior year periods primarily due to decreased ELI operating losses and decreased Y2K expenses, partially offset by increased acquisition assimilation expense. Income from operations for the nine months ended September 30, 2000 also included increased depreciation expense related to the change in useful life of an operating system in the telecommunications sector. Income from operations for the nine months ended September 30, 1999 included the $10.4 million universal service fund settlement recorded in the first quarter of 1999.

 INVESTMENT AND OTHER INCOME, NET / MINORITY INTEREST / INTEREST EXPENSE / INCOME TAXES

($ in thousands)                    For the three months ended September 30,   For the nine months ended September 30,
                                   -----------------------------------------  ----------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                   -----------   -----------     -----------  -----------  ------------     ----------
Investment and other income, net     $  5,435       $ 9,703           -44%      $ 15,086      $ 91,016          -83%
Minority interest                         $ -       $ 5,301          -100%      $ 12,222      $ 16,987          -28%
Interest expense                     $ 45,025       $27,319            65%     $ 116,288      $ 74,560           56%
Income taxes (benefit)               $ (1,170)      $ 1,041          -212%       $ 2,298      $ 32,737          -93%


Investment and other income, net for the three months ended September 30, 2000 decreased $4.3 million, or 44%, as compared with the prior year period primarily due to lower average investment balances. Investment income for the nine months ended September 30, 2000 decreased $75.9 million, or 83%, as compared with the prior year period primarily due to the $69.5 million gain on the sale of our investment in Centennial Cellular Corp. in January 1999 and lower average investment balances. As of September 30, 2000, we reclassified certain bond investments to short-term investments which we plan to sell in the fourth quarter of 2000. Unrealized losses on these securities were approximately $11.8 million as of September 30, 2000 and are included in comprehensive income.

Minority interest, as presented on the income statement, represents the minority's share of ELI's net loss. Minority interest in subsidiary, as presented on the balance sheet at December 31, 1999, represents the minority's share of ELI's equity capital. Since ELI's public offering, we have been recording minority interest on our income statement and reducing minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results. When ELI becomes profitable, we will recognize ELI's earnings in full until the cumulative losses of the minority interests previously absorbed by us are recovered. After such recovery, we will begin to record minority interest on our income statement and minority interest in subsidiary on our balance sheet based on the percentage of ELI owned by third parties.

                       PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Interest expense for the three months ended September 30, 2000 increased $17.7 million, or 65%, as compared with the prior year period primarily due to a $6.5 million increase in ELI's interest expense related to increased borrowings and higher interest rates, $6.5 million increase due to an increase in our commercial paper outstanding and $3.2 million for amortization of costs associated with our committed bank credit facilities. A reduction in capitalized interest of $1.1 million due to lower average capital work in process balances at ELI also contributed to the increase. During the three months ended September 30, 2000, we had average long-term debt outstanding of $2.7 billion compared to $2.1 billion during the three months ended September 30, 1999.

Interest expense for the nine months ended September 30, 2000 increased $41.7 million, or 56%, as compared with the prior year period primarily due to a $19.3 million increase in ELI's interest expense related to increased borrowings and higher interest rates, $8.0 million increase due to an increase in our commercial paper outstanding and $9.5 million for amortization of costs associated with our committed bank credit facilities. A reduction in capitalized interest of $4.0 million due to lower average capital work in process balances at ELI also contributed to the increase. During the nine months ended September 30, 2000, we had average long-term debt outstanding of $2.5 billion compared to $1.9 billion during the nine months ended September 30, 1999.

Income taxes for the three and nine months ended September 30, 2000 decreased $2.2 million, or 212%, and $30.4 million, or 93%, respectively, as compared with the prior year periods primarily due to changes in taxable income. The nine months ended September 30, 2000 decrease is primarily due to taxes on the gain on the sale of our investment in Centennial Cellular Corp. in January 1999. The estimated annual effective tax rate for 2000 is 34% as compared with 35% for 1999.


                             DISCONTINUED OPERATIONS

($ in thousands)                   For the three months ended September 30,   For the nine months ended September 30,
                                  ------------------------------------------  ---------------------------------------
                                        2000          1999         % Change        2000          1999        % Change
                                  ------------   ------------    -----------  ------------   ----------     ---------
Revenue                              $ 92,041      $ 88,557             4%     $ 249,791     $ 229,311            9%
Operating income                     $ 17,402      $ 18,655            -7%     $  40,819     $  40,165            2%
Net income                           $  6,683       $ 8,272           -19%     $  13,672     $  13,459            2%

Revenue from discontinued operations for the three and nine months ended September 30, 2000 increased $3.5 million, or 4%, and $20.5 million, or 9%, respectively, as compared with the prior periods primarily due to customer growth, increased consumption due to favorable weather conditions and increased purchased fuel costs and purchased power costs passed on to customers. The increase for the nine months ended September 30, 2000 as compared with the prior period was partially offset by $3,750,000 of customer refunds recorded in the second quarter of 2000 in Arizona in the electric sector.

Operating income from discontinued operations for the three months ended September 30, 2000 decreased $1.3 million, or 7%, primarily due to increased purchased fuel costs and purchased power costs and increased depreciation expense due to increased property, plant and equipment. Operating income from discontinued operations for the nine months ended September 30, 2000 increased $.7 million, or 2%, respectively, as compared with prior periods primarily due to increased revenue, decreased Y2K expenses, decreased sales and marketing expenses, decreased corporate overhead charges and lower payroll costs due to reduction in staffing levels of support functions, partially offset by increased depreciation expense due to increased property, plant and equipment.

Net income from discontinued operations for the three and nine months ended September 30, 2000 decreased $1.6 million, or 19%, and increased $.2 million, or 2%, respectively, as compared with prior periods primarily due to the respective changes in operating income.

                       PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   NET INCOME / NET INCOME PER COMMON SHARE /
      OTHER COMPREHENSIVE LOSS, NET OF TAX AND RECLASSIFICATION ADJUSTMENTS

($ in thousands)                   For the three months ended September 30,   For the nine months ended September 30,
                                   -----------------------------------------  ----------------------------------------
                                         2000          1999         % Change        2000          1999        % Change
                                   ------------   ----------      ----------  -----------   ------------    ----------
Net income                            $ 1,467      $ 11,906           -88%      $ 11,804      $ 74,284          -84%
Net income per common share            $ 0.01        $ 0.05           -80%        $ 0.04        $ 0.29          -86%

Other comprehensive loss, net of tax
  and reclassification adjustments  $ (28,704)        $ (17)           N/A     $ (69,097)    $ (14,428)          N/A



Net income and net income per share for the three months ended September 30, 2000 decreased $10.4 million, or 88%, and 4(cent), or 80%, respectively, as compared with the prior year period primarily due to increased ELI interest expense and decreased minority interest income, partially offset by increased operating income and decreased Y2K expenses. Net income and net income per share for the nine months ended September 30, 2000 decreased $62.5 million, or 84%, and 25 (cent), or 86%, respectively, as compared with the prior year period primarily due to the $42.9 million, or 16 (cent) per share, after tax gain on the sale of our investment in Centennial Cellular Corporation in January 1999, the 1999 non-recurring universal service fund settlement, accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector and increased ELI interest expense, partially offset by increased operating income and decreased Y2K expenses.

Other comprehensive loss, net of tax and reclassification adjustments during the three and nine months ended September 30, 2000 and the three months ended September 30, 1999 are primarily the result of higher unrealized losses on our investment portfolio. Other comprehensive loss, net of tax and reclassification adjustments during the nine months ended September 30, 1999 is primarily the result of the realization of the gain on the sale of our investment in Centennial Cellular Corp. in January 1999, partially offset by higher unrealized gains on our investment portfolio during the first quarter 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------
We are exposed to market risk in the normal course of our business operations due to our ongoing investing and funding activities and our purchases of certain commodities. Market risk refers to the risk of loss that may result from the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. We manage our exposure to these risks by maintaining a conservative investment portfolio, entering into long term debt obligations with appropriate price and term characteristics, and utilizing derivative financial instruments when they make business sense as follows:

Interest Rate Exposure
----------------------
Our objectives in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we maintain a conservative investment portfolio, consisting of equity and debt financial instruments, a majority of which includes state and municipal and other fixed income securities, which is designed to earn current income and is adequately diversified to offset reasonable interest rate fluctuations. In addition, we maintain fixed rate debt on a majority of our borrowings and refinance debt when advantageous by entering into long term debt obligations, including but not limited to, debenture and industrial development revenue bonds, which usually possess better than prime interest rates. During the third quarter of 2000, we arranged for a committed $6.15 billion in credit facilities for the purpose of funding our pending acquisitions and supporting general corporate activities. As of September 30, 2000 there are no funds outstanding under these facilities. Once funds are drawn down on these facilities it is our intention to permanently fund these amounts through cash and investment balances, proceeds from the divestiture of our public services businesses and other debt and equity instruments. Based upon our overall interest rate exposure at September 30, 2000 a near term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

                       PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Equity Price Exposure
---------------------
In December 1999, our Board of Directors authorized the purchase, from time to time, of up to $100 million worth of shares of our common stock. In April 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional $100 million worth of shares of our common stock. We purchased approximately $49 million worth of our shares on the open market in cash and approximately $151 million worth of our shares using equity forward contracts. These types of contracts are exposed to equity price risk as these contracts are indexed to our common stock, which is traded on stock exchanges. Based upon our overall equity price exposure at September 30, 2000 an adverse change in the price of our common stock would not materially affect our consolidated financial position, results of operations or cash flows.

Commodity Price Exposure
------------------------
We purchase monthly gas future contracts to manage well defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. This commodity activity relates to the net assets held for sale and is not material to our consolidated financial position, results of operations or cash flows.

The Company does not hold or issue derivative or other financial instruments for trading purposes.

Finally, the carrying amount of cash, accounts receivable, short-term debt, accounts payable and other accrued liabilities approximate fair value because of the short maturity of these instruments.

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

In addition, we are party to other proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, management believes that the ultimate resolution of all such matters, including those discussed above, after considering insurance coverages, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)        Exhibits:

          3.200.2 By-laws of Citizens Communications Company with all amendments to July 18, 2000.

          10.32 Stock Purchase Agreement among Citizens Communications Company, Global Crossing Ltd. and Global Crossing North America, Inc. dated July 11, 2000.

          27 Financial data schedule for the period ended September 30, 2000.

b)        Reports on Form 8-K:

          We filed on Form 8-K dated August 8, 2000 under Item 7 "Exhibits," a press release announcing financial results for the quarter ended June 30, 2000 and certain operating data.

          We filed on Form 8-K dated August 15, 2000 under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing that a Decision and Order issued by the Public Utilities Commission of the State of Hawaii denied the initial application requesting approval of the purchase of our Kauai Electric Division by the Kauai Island Utility Co-Op.

          We filed on Form 8-K dated August 31, 2000 under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Exhibits," announcing the closing of the Nebraska and Minnesota asset purchases from Verizon Communications (formerly GTE Corp.) and the corresponding press releases.

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




Date: November 14, 2000