Form 10-K
period 2000-12-31
CITIZENS COMMUNICATIONS CO
filed 2001-03-09
CIK 20520

CITIZENS COMMUNICATIONS COMPANY



                                    FORM 10-K




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE YEAR ENDED DECEMBER 31, 2000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission file number 001-11001
                          -----------------                            ---------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         CITIZENS COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

              Delaware                                    06-0619596
 ------------------------------                    ------------------------
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

                               Yes X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was $3,950,663,535.

The number of shares outstanding of the registrant's Common Stock as of February 28, 2001 was 266,372,768.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be held on May 17, 2001 is incorporated by reference into Part III of this Form 10-K.

                                   TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
------

Item 1.    Business                                                           2
               Recent Developments                                            2
               Financial Information about Industry Segments                  2
               Description of Business                                        3
                  ILEC                                                        3
                  Electric Lightwave, Inc.                                    6
                  Public Services                                             9
                  Acquisitions and Divestitures                              11
                  General                                                    12
               Financial Information about Foreign and Domestic
                  Operations and Export Sales                                12

Item 2.    Properties                                                        12

Item 3.    Legal Proceedings                                                 13

Item 4.    Submission of Matters to Vote of Security Holders                 14

Executive Officers                                                           14

PART II
-------

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters                               16

Item 6.    Selected Financial Data                                           16

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 17

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        30

Item 8.    Financial Statements and Supplementary Data                       31

Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      31

PART III   Incorporation by Reference to the 2001 Proxy Statement            31
--------

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   31

Signatures                                                                   35

Index to Consolidated Financial Statements                                  F-1

                                     PART I

Item 1.   Business
          --------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Citizens Communications Company and its subsidiaries will be referred to as "we", "us" or "our" throughout this report.

(a)      Recent Developments
         -------------------

Citizens Communications Company (Citizens) is a telecommunications company providing wireline communications services primarily to rural areas, small and medium sized cities and towns throughout the United States as an incumbent local exchange carrier (ILEC). In addition, we provide competitive local exchange carrier (CLEC) services to business customers and to other communications carriers in the western United States through our 85% owned subsidiary, Electric Lightwave Inc. (ELI). We also provide public services including natural gas transmission and distribution, electric transmission and distribution and water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States.

In recent years, we have focused our efforts and resources toward transforming ourselves into a telecommunications provider. In order to execute this strategy, we announced our intention to acquire telephone access lines and to partially fund our future expansion into the telecommunications business through the divestiture of our public utility operations. During 1999, opportunities became available to acquire a significant number of telephone access lines that met our investment criteria. These acquisitions are consistent with our strategy to broaden our geographic profile and to acquire and operate ILEC businesses in small and medium sized cities and towns. They provide us with the opportunity to further achieve critical mass as well as economies of scale throughout the United States and will enable us to improve operating efficiencies. Between May 1999 and July 2000, we announced that we had entered into agreements to purchase approximately 2,034,700 telephone access lines (as of December 31, 2000) for approximately $6.5 billion in cash (see Acquisitions and Divestitures below).

During 1999, our Board of Directors also approved a plan of divestiture for our public services properties. Currently, we have agreements to sell all of our water and wastewater treatment businesses, one of our electric businesses and one of our gas businesses for approximately $1.5 billion in cash plus the assumption of certain liabilities (see Acquisitions and Divestitures below). In 1999, we initially accounted for the planned divestiture of public services as discontinued operations. As of December 31, 2000, we had not yet completed our plan of disposal for our gas and electric assets. In the third and fourth quarters of 2000, we reclassified all of our gas and electric assets to "assets held for sale", and their related liabilities to "liabilities related to assets held for sale", we also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations, and restated the 1999 balance sheet to conform to the current presentation. We are continuing to actively pursue buyers for our gas and electric businesses that are not currently contracted for.

The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. This agreement was terminated on March 7, 2001 as a result of Cap Rock Energy Corp.'s inability to obtain the required financing in a timely manner.

(b)      Financial Information about Industry Segments
         ---------------------------------------------

We traditionally measured our segments by service (ILEC, ELI, Gas, Electric, Water and Wastewater). Currently, the water and wastewater segment is no longer presented as a segment but is included in discontinued operations. Although the gas and electric segments have been classified as "assets held for sale" and "liabilities related to assets held for sale" and it is our intention to divest of these operations, we are classifying these businesses as continuing operations and are presenting these operations in our segment footnote as required. As we divest our gas and electric operations and become solely a telecommunications provider, the measurement of segments will evolve to be representative of our then current business activities. Note 16 of the Notes to Consolidated Financial Statements included herein sets forth financial information about our industry segments for the last three fiscal years.

(c)      Description of Business
         -----------------------

ILEC
----
We operate as an ILEC that provides both regulated and competitive communications services to residential, business and wholesale customers. Our ILEC services consist of local network services, network access services, long distance services, directory advertising, Centrex, custom calling, voice mail and conference calling and caller ID services. In addition, we offer limited paging, cellular, Internet access and cable television services.

Strategy

Our strategy is to focus our efforts and resources toward transforming ourselves into a pure telecommunication provider. As a result, in 1999 and 2000 we announced our intention to acquire telephone access lines from Verizon Communications, formerly GTE Corp. (Verizon); Qwest Communications, formerly US West (Qwest); and 100% of the stock of Frontier Corp. (Frontier), a subsidiary of Global Crossing Ltd. (Global). If all announced acquisitions are finalized, we will be among the largest independent wireline telephone operators in the United States with approximately three million local (network) access lines located in 27 states as follows:

               ILEC Pro-Forma Access lines as of December 31, 2000

                                                     Verizon(2)      Qwest(2)    Frontier(2)
                State                 Citizens(1)   Acquisition   Acquisition    Acquisition      Total
              -------------------- --------------- ------------- ------------- -------------- ------------
              New York                    339,100       -             -              698,200    1,037,300
              Minnesota                   142,400       -             187,100        129,600      459,100
              Arizona                     163,000         8,600       171,500        -            343,100
              California                  145,600        55,100       -              -            200,700
              West Virginia               153,200       -             -              -            153,200
              Illinois                    112,200       -             -               20,100      132,300
              Iowa                       -              -              53,200         60,400      113,600
              Tennessee                   102,500       -             -              -            102,500
              Nebraska                     62,200       -              14,900        -             77,100
              Wisconsin                    27,800       -             -               44,800       72,600
              Idaho                        21,700       -              33,900        -             55,600
              Colorado                   -              -              51,400        -             51,400
              Pennsylvania                  1,500       -             -               42,900       44,400
              Georgia                    -              -             -               29,000       29,000
              Nevada                       28,300       -             -              -             28,300
              Alabama                    -              -             -               27,700       27,700
              Michigan                   -              -             -               27,200       27,200
              Utah                         23,700       -             -              -             23,700
              Montana                       9,000       -              11,900        -             20,900
              North Dakota                 17,000       -             -              -             17,000
              Oregon                       15,100       -             -              -             15,100
              Washington                 -              -              10,000        -             10,000
              New Mexico                    6,900       -             -              -              6,900
              Mississippi                -              -             -                6,500        6,500
              Wyoming                    -              -               5,900        -              5,900
              Indiana                    -              -             -                5,700        5,700
              Florida                    -              -             -                4,600        4,600

                                   --------------- ------------- ------------- -------------- ------------

                            Total       1,371,200        63,700       539,800      1,096,700    3,071,400

(1) Represents our prior telephone access lines plus telephone access lines acquired through December 31, 2000 from Verizon (Nebraska, Minnesota and Illinois/Wisconsin) and Qwest (North Dakota).
(2) Represents telephone access line acquisitions pending as of December 31, 2000.

We intend to fully integrate our acquisitions with existing core telephone access line holdings by the end of the first fiscal quarter of 2002. We are acquiring telephone access lines on a state by state basis from each of Verizon and Qwest. As of December 31, 2000, we have closed on several Verizon states, including Nebraska (62,200 access lines), Minnesota (142,400 access lines), Illinois/Wisconsin (112,900 access lines), and one Qwest state, North Dakota (17,000 access lines). We expect the Frontier acquisition to close as a single transaction during the second half of 2001.

As each acquisition becomes fully integrated into our operations, we will seek to increase the penetration of value added services such as second lines and enhanced services (such as call forwarding, conference calling, caller identification, Internet, voicemail, call waiting, etc.). Currently, the penetration rates for enhanced services in these markets are below industry averages. If we are successful in increasing the penetration of these value-added services, in addition to increasing our revenue, we may be able to achieve higher operating margins due to the relatively low levels of operating costs necessary to maintain such services.

We intend to market these value-added services through direct mail and telemarketing programs. We recently introduced "Citizens Select" and "Citizens Select Plus" as a branded bundle of telecommunications services directed at our retail customer base in a majority of the states in which we operate. For one flat rate, customers can bundle their residential line with Custom Local Area Signaling Services (CLASS) and custom calling features. Citizens Select allows customers to choose up to seven features with their residential line while Citizens Select Plus allows customers to bundle as many features as desired plus voicemail. We believe that our ability to integrate value added services with our core Local Exchange Carrier (LEC) service would provide us with the opportunity to capture an increasing percentage of our customers' telecommunications expenditures.

In addition, as we upgrade and extend our physical plant and operations over the next several years, the installation of digital switches and related software will continue to be an important component of our strategy. In December 1999 we entered into a three-year agreement to outsource elements of central office engineering and commissioning of our network. This agreement provides for the immediate provisioning of current technology and continuing upgrade of software for our core network platform, deploying the latest switch software throughout our network, provisioning of switch capacity to support network growth, integrating acquired properties onto a common network platform and providing other project management and service support resources. These improvements to our network will allow us to continue to offer enhanced services and other high-speed premium-priced data services to our existing and future customer base.

Regulatory Environment

The Telecommunications Act of 1996 (the 1996 Act) dramatically changed the landscape of the telecommunications industry. The main thrust of the 1996 Act was to open local telecommunications marketplaces to competition while enhancing universal service. We expect the 1996 Act, subsequent state and federal regulatory rulings and technological changes to lead to reductions in the level of regulation for the telecommunications industry. Though the majority of our operations continue to be regulated extensively by various state regulatory agencies (often called public service commissions) and the Federal Communications Commission (FCC), we expect reductions in the level of regulation for some of our operations in the future. However, we are currently unable to determine the ultimate degree of change in regulation in our operating territories.

State Regulation
----------------
Many of our properties continue to be regulated under a rate of return regime which sets prices for a specific property based on its level of earnings. However, in recent years, state legislatures have passed statutes enabling state regulators to reduce the degree of regulation. As a result, in certain states and at the federal level we have entered incentive regulation plans under which prices are capped in return for elimination or relaxation of earnings oversight. Some states also allow us more flexibility in price changes for optional services and relaxed reporting requirements. The goal of these incentive regulation plans is to provide incentives to improve efficiencies and increase pricing flexibility for non-monopoly services while ensuring that customers receive reasonable rates for basic services that continued to be deemed monopoly while still allowing us to continue to recover our costs in rates.

Approximately 85% of our ILEC sector revenue is regulated. The FCC regulates approximately 34% of our revenue while the various state regulatory agencies regulate approximately 51%. We expect state lawmakers to continue to review the statutes governing the level and type of regulation for ILEC services. Over the next few years, legislative and regulatory actions are expected to provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. While we still believe that any actions will nonetheless allow us to recover our costs in rates, we expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services more expeditiously than in the past.

Interstate Regulation - CALLs Plan
----------------------------------
For interstate services regulated by the FCC, we have elected a form of incentive regulation known as price caps. Under price caps, interstate access rates are capped and adjusted annually by the difference between the level of inflation and a productivity factor. Most recently the productivity factor was set at 6.5%. Given the relatively low inflation rate in recent years, interstate access rates have been adjusted downward annually. In May 2000, the FCC adopted a revised methodology for regulating the interstate access rates of price cap companies for the next five years. The new program, known as the Coalition for Affordable Local and Long Distance Services (CALLs) plan, establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. Though end-user charges and an expanded universal service program will continue to benefit rural service providers such as our ILEC, they will also offset much of the reduction in interstate access rates. Annual adjustments based on the difference between inflation and the 6.5% productivity factor will continue for several years until the price floor for interstate switched access services is reached.

The CALLs plan has significant benefits for us in the long term. Though some of the required rate reductions are front loaded, the price floor provides a degree of certainty that rate reductions will be curtailed in the future. We were successful in negotiating a price floor that recognized the unique cost characteristics of rural telecommunications providers as opposed to being forced into a one-size-fits-all program designed for larger companies. Under the CALLs plan, for many of our properties, the price floor is higher than the rate level that would have been required over time under the previous rate programs. In addition, shifting revenue from interstate access services to end user customers and universal service programs provides us more control over future revenue as access customers seek alternatives to switched access services.

Federal Universal Service
-------------------------
In 1998, the FCC determined that the federal universal service fund (USF) for non-rural companies would be based on a forward looking cost methodology, but chartered a Rural Task Force (RTF) to develop a recommendation for the funding methodology for rural companies. Since our properties are classified as rural, our federal USF will be driven by the rural methodology that is still under development. In October 2000, the RTF recommended the use of embedded cost instead of forward-looking costs to determine the USF for rural companies. In addition, the RTF suggested the FCC should adjust the caps on the USF to recognize inflation and allow rural companies the opportunity to recover some of the costs associated with incremental investment. In December 2000, the Federal/State Universal Service Joint Board (Joint Board) recommended that the FCC adopt the RTF recommendations. Although, the final FCC decision is still uncertain, if the FCC agrees with the Joint Board, the combination of the embedded cost methodology and some relief on the caps should provide rural providers like us with a more stable source of USF money over the next several years.

Access Charge Reform
--------------------
Another goal of the 1996 Act was to remove implicit subsidies from the rates charged by local telecommunications companies. The CALLs plan addressed this requirement for interstate services. State legislatures and regulatory agencies are beginning to reduce the implicit subsidies in intrastate rates. The most common subsidies are in access rates that historically have been priced above their costs to allow basic local rates to be priced below cost. Legislation has been considered in several states to require regulators to eliminate these subsidies and implement state universal service programs to maintain reasonable basic local rates. In Tennessee, for example, as a result of such legislation, we will be reducing intrastate access rates by $1 million per year for three years beginning in 2001. We anticipate additional state legislative and regulatory pressure to lower intrastate access rates in the near future. However, regulators are cognizant of the potential impact on basic local rates and are moving cautiously. Many states are embracing the need for state universal service funds to ensure protection for customers while ensuring that local telecommunications companies continue to have the incentive to recover in rates their investment in their networks and new services.

Unserved Areas
--------------
State legislatures and regulators are also examining the provision of telecommunications services to previously unserved areas. Since many unserved areas are located in rural markets, we may be required to expand our service territory into some of these areas. Given the start-up costs involved with territory expansion, we expect legislatures and regulators to continue to move cautiously and provide some method of recovery for the costs associated with serving these new areas.

Competition

In each of our markets there is the potential for competition from a variety of sources. However, the geographic and demographic characteristics of the small to mid-size communities that we serve make the entrance of competitors difficult because of the significant capital investment required, the limited market size and the lack of brand recognition. Accordingly, it is our goal to provide a level of products and services that continue to position us as the preferred provider of communications in our markets.

As previously mentioned, one of the primary goals of the 1996 Act was to open local telecommunications markets to competition. The 1996 Act and subsequent FCC interconnection decisions have established the relationships between ILECs such as us, and CLECs such as ELI, and the mechanisms for competitive market entry. Though carriers like us, who serve predominantly rural markets, did receive a qualified exemption from some of the technical requirements imposed upon all ILECs for interconnection arrangements, we did not receive an exemption from interconnection or local exchange competition in general.

Under the 1996 Act and subsequent FCC and state rules, competitors can compete using one or more of three mechanisms:

  o Construction of its own local exchange facilities, in which case the ILEC's sole obligation is interconnection for purposes of traffic interchange;

  o Purchase unbundled network elements(UNEs)at cost from the ILEC and assemble them into local exchange services and/or supplement the facilities it al-ready owns;

  o Resale of the ILEC's retail services purchased at wholesale rates from the ILEC.

Some competitors have taken advantage of the ILEC's requirement to pay the CLEC reciprocal compensation for traffic delivered to the CLEC. The increase of traffic over the Internet has provided CLECs with an immediate mechanism to build traffic and reciprocal compensation revenues. It is important to note that while we are a reciprocal compensation payor, ELI is a reciprocal compensation receiver. We expect the spread of Digital Subscriber Line (DSL) and other high speed network services that give customers a dedicated link to the internet and expected actions by the FCC and/or the United States Congress to limit the future growth of reciprocal compensation.

Under the 1996 Act the Regional Bell Operating Companies (RBOCs) were precluded from competing in most long distance markets until they satisfied the state regulatory authority and the FCC that their markets had been sufficiently opened to local exchange competition. Beginning in 1999, state regulators and the FCC began to allow the RBOCs to enter the long distance market in some states. By the end of 2000, RBOC long distance entry was only allowed in New York and Texas. However, we expect additional states to follow suit in the near future. Since we currently offer long distance service in New York and other states, it is possible that the entry of the RBOCs into this market could adversely impact our operations.

Though much of the initial competition in local telecommunications has been in more densely populated urban areas, we have begun to experience competition in some of our suburban markets. As of December 31, 2000, we had entered into eighty-eight interconnection agreements. These competitors are mainly serving internet service providers and a few large business customers. Competition for residential customers is present in isolated areas.

ELECTRIC LIGHTWAVE, INC.
------------------------
ELI is a facilities-based CLEC that provides a broad range of communications services to businesses. ELI provides the full range of wireline telecommunications products and services, including switched local and long distance voice services, data communications services and dedicated point-to-point services, in the western United States. ELI markets to retail business customers regionally and nationally to wholesale communications customers.

ELI currently provides the full range of its services in seven major cities and their surrounding areas, including:

        Boise, Idaho                              Phoenix, Arizona
        Portland, Oregon                          Sacramento, California
        Salt Lake City, Utah                      Seattle, Washington
        Spokane, Washington

The major cities include a network of approximately 2,065 route miles of fiber optic cable installed to create a series of Synchronous Optical Network (SONET) rings, which provide a higher degree of stability and dependability. Switched service, including local dial tone, is provided from 8 Nortel DMS 500 switches in the primary major cities. ELI also has transmission equipment collocated with switches of the ILEC at 55 locations.

ELI has broadband data points of presence in its major cities as well as other cities across the United States, including:

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

ELI has developed an Internet backbone network with 65 routers providing Internet connectivity in each of its markets, including presence at all major network access points and include "peering arrangements" with other Internet backbone service providers. A peering arrangement is an agreement where Internet backbone service providers agree to allow each other direct access to Internet data contained on their networks. In addition, ELI's broadband network consists of frame relay switches, Asynchronous Transfer Mode (ATM) switches and network-to-network interfaces. National and international coverage is provided through strategic relationships with other communications providers.

ELI owns or leases broadband long-haul fiber optic network connections between its major cities in the west and its strategic markets across the nation. To the extent that traffic is carried on ELI's own facilities, ELI is able to maximize the utilization of its network facilities and minimize network access and certain interconnection costs. During 2000, ELI completed construction of a SONET ring in the western United States. This self-healing ring connects Portland, Sacramento, San Francisco, Los Angeles, Las Vegas, Salt Lake City and Boise.

In the development of ELI's long-haul facilities, ELI has formed strategic relationships with utility companies that enable ELI to:

  o  Utilize existing rights-of-way and fiber optic facilities;

  o  Utilize their construction expertise and local permitting experience;

  o Minimize near term cash requirements in order for ELI to extend its network infrastructure more quickly and economically.

During 1999, ELI entered into a fiber-swap agreement, that exchanges unused fiber on its network for unused fiber on another carrier's network. This exchange will provide ELI with a fiber route from Salt Lake City to Denver and continuing on to Dallas. ELI anticipates the fiber network and the exchange to be completed in 2001.

The following table represents certain operating information relating to ELI:

                                               2000       1999         1998
                                               ----       ----         ----
    Route miles*                              5,924        4,052        3,091
    Fiber miles*                            297,284      214,864      181,368
    Buildings connected                         851          824          766
    Access line equivalents                 200,231      161,555       74,924
    Switches and routers installed:
      Voice                                       8            8            7
      Frame Relay                                32           32           23
      Internet                                   65           42           24
      ATM                                        23           23           14
    Customers                                 2,401        2,147        1,644

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

Telecommunications Act of 1996
------------------------------
Since the passage of the 1996 Act, ELI has substantially expanded the breadth of its product offering and its geographic reach. It has expanded the number of its local fiber networks from two to seven cities in the west and developed its data and Internet network across the nation (see additional information related to the 1996 Act in the ILEC section above).

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and ELI's networks. On February 25, 1999, the FCC issued a Declaratory Ruling and Notice of Proposed Rulemaking that categorized calls terminated to Internet Service Providers (ISPs) as "largely" interstate in nature, which could have the effect of precluding these calls from reciprocal compensation charges. However, the ruling stated that the existing interconnection agreements and the state decisions that have defined them bind ILECs. The FCC gave the states authority to interpret existing interconnection agreements. Since this FCC order, Oregon, Washington, California, Utah and Arizona have ruled that calls terminated to ISPs should be included in the calculation to determine reciprocal compensation.

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

Competition

ILEC Competition
----------------
ELI's operations are designed to significantly compete with the ILECs in each of its facilities-based markets. The ILECs currently dominate the local exchange market and have historically been a de facto monopoly provider of local switched voice services. Primary ILEC competitors include Qwest, PacBell and Verizon.

CLEC Competition
----------------
In each of the markets where ELI operates, at least one and in some cases several, other CLECs offer many of the same local communications services, generally at prices similar to those offered by ELI. Facility and non-facility based operational CLEC competitors in ELI's markets include AT&T Local Services, Time Warner Telecom, WorldCom, Inc. and XO Communications.

Competition From Others
-----------------------
Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, Inter Exchange Carriers
(IXCs), cable television companies (CATVs), electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs, may increase competition for ELI. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, IXCs may be motivated to construct their own local facilities or otherwise acquire the right to use local facilities and/or resell the local services of ELI's competitors.

Network Services
----------------
Competition for network services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. As a point of differentiation from the ILECs, ELI's fiber optic networks provide both diverse access routing and redundant electronics, design features not widely deployed within the ILEC's networks.

High-Speed Data Service
-----------------------
ELI's competitors for high-speed data services include major IXCs, other CLECs and various providers of niche services (such as Internet access providers, router management services and systems integrators). The interconnectivity of ELI's markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on terms as favorable as those available to ELI.

Internet Services
-----------------
The market for Internet access and related services in the United States is extremely competitive, with barriers to entry related to capital costs, bandwidth capacity and internal provisioning and operations processes. We expect that competition will intensify as existing services and network providers and new entrants compete for customers. In addition, new enhanced Internet services such as managed router service and web hosting are constantly under development in the market, and we expect additional innovation in this market by a range of competitors. ELI's current and future competitors include the RBOCs, IXCs, CLECs and CATVs, and other Internet access providers.

In general, many of the competitors listed above have resources substantially greater than those available to ELI.

PUBLIC SERVICES
---------------
We provide public services including natural gas transmission and distribution, electric transmission and distribution and water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States.

On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services properties. In 1999, we initially accounted for the planned divestiture of public services as discontinued operations. As of December 31, 2000, we do not have agreements to sell our entire gas and electric segments. Consequently, in the third and fourth quarters of 2000, we reclassified all gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale", respectively. As a result, our discontinued operations only reflect the assets and related liabilities of the water and wastewater businesses.

Natural Gas
-----------
Our natural gas operating divisions provide natural gas transmission and distribution services (including synthetic natural gas and propane to our customers in Hawaii) in four states primarily to residential customers, as set forth below:

                                             Number of
                        State                Customers
                                             ------------
                        Louisiana                278,200
                        Arizona                  115,200
                        Hawaii                    66,300
                        Colorado                  13,800
                                             ------------
                        Total                    473,500
                                             ============

The provision of services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies, except for the non-regulated propane rates charged to customers in Hawaii. We purchase all needed gas supply (except for our production of synthetic natural gas in Hawaii). We believe our supply is adequate to meet current demands and to provide for additional sales to new customers. The gas industry is subject to seasonal demand (except in Hawaii), with the peak demand occurring during the heating season of November 1 through March 31. Our gas sector experiences third party competition from fuel oil, propane and other gas suppliers for most of our large consumption customers (of which there are few) and from electric suppliers for all of our customer base. The competitive position of gas at any given time depends primarily on the relative prices of gas and these other energy sources.

On April 13, 2000, we announced an agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365,000,000 in cash plus the assumption of certain liabilities. This transaction is expected to close in the first half of 2001 following regulatory approvals (see Acquisitions and Divestitures below).

In the fourth quarter of 2000, we settled a proceeding with the Louisiana Public Service Commission. As a result, our Louisiana Gas Service subsidiary refunded approximately $27 million to ratepayers during the month of January 2001. The refund was effected as a credit on customers' bills. The entire refund represents amounts that had been collected by us through our purchase adjustment clause, plus interest, for the period 1992-1997 and was recorded by us in the fourth quarter of 2000 as a reduction to revenue. Related legal fees of approximately $2.7 million were also recorded in that period.

Electric
--------
Our operating divisions provide electric transmission and distribution services in three states primarily to residential customers, as set forth below:

                                             Number of
                        State                Customers
                        -----                ----------
                        Arizona                  72,100
                        Hawaii                   30,700
                        Vermont                  20,700
                                            ------------
                        Total                   123,500
                                            ============

The provision of services and/or rates charged is subject to the jurisdiction of federal and state regulatory agencies. We purchase approximately 81% of needed electric energy. We believe our supply is adequate to meet current demands and to provide for additional sales to new customers. The majority of our generating facilities are on Kauai, Hawaii. We have smaller generating facilities in Arizona and Vermont, which are used mainly for back-up power supply. Generally, our electric sector does not experience material seasonal fluctuations.

The electric utility industry in the United States is undergoing fundamental changes. For many years, electric utilities have been vertically integrated entities responsible for the generation, transmission and distribution of electric power in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. The industry is now shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. Generally, this involves splitting apart the generation and transmission of power from the remainder of the business, and having generators compete with one another in the sale of power directly to retail customers. The interconnected regional transmission grids will be operated independently, continuing as a federally regulated monopoly. Local transmission and distribution facilities would continue as state-regulated monopolies. This change in the industry is in various stages of development around the United States.

During the past year the decrease in the availability of power has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, we are currently disputing excessive power costs charged by our power supplier in the amount of approximately $57 million through December 31, 2000. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. In an attempt to limit "rate shock" to our customers, we have requested that this deferred amount, plus interest, be recovered over a three-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovering certain amounts either through renegotiations or through the regulatory process.

On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. Cap Rock Energy Corp. has failed to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. The agreement with Cap Rock Energy Corp. was terminated on March 7, 2001. The Kauai electric division is under contract to be sold to Kauai Island Electric Co-Op (see Acquisitions and Divestitures below).

In Kauai, historically, we received approximately 13% of our power from a third party provider. As of January 2001, this third party provider will no longer provide power due to the closure of their sugar operations. In order to avoid power outages, we have completed negotiations with a new third party provider for a new purchase power agreement. This agreement is subject to approval by the Hawaii Public Utility Commission (HPUC). Current forecasts report that Kauai will require additional electrical generating capacity in 2002. As a result, we have entered into a 25-year purchase power agreement with Kauai Power Partners
(KPP), an independent power producer, to provide firm power by July 2002. This agreement was recently approved by the HPUC.

ACQUISITIONS AND DIVESTITURES
-----------------------------

Acquisitions

From May 27, 1999 through July 12, 2000 we entered into several agreements to acquire approximately 2,034,700 telephone access lines (as of December 31, 2000) for approximately $6.5 billion in cash. These transactions have been and will be accounted for using the purchase method of accounting. The results of operations of the acquired properties have been and will be included in our financial statements from the date of acquisition of each property. These agreements and the status of each transaction are described as follows:

       On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171,000,000 in cash. These acquisitions are subject to various state and federal regulatory approvals. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 telephone access lines for approximately $205,000,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 telephone access lines for approximately $439,000,000 in cash. On November 30, 2000, we closed on the Illinois/Wisconsin purchase of approximately 112,900 telephone access lines for approximately $304,000,000 in cash. We expect that the remainder of the Verizon transactions will close on a state-by-state basis in the first half of 2001.

       On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 telephone access lines for approximately $38,000,000 in cash. We expect that the remainder of the Qwest acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis by the end of the first quarter of 2002.

       On July 12, 2000, we announced a definitive agreement to purchase from Global 100% of the stock of Frontier Corp., which owns approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the second half of 2001.

We have and/or expect to temporarily fund these telephone access line purchases with cash and investment balances, proceeds from commercial paper issuances backed by the credit commitments, and borrowings under lines of credit, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resource section) below. Permanent funding is expected to include, but not be limited to, cash and investment balances, the proceeds from the divestiture of our public services businesses, direct drawdowns from certain of the credit facilities and issuances of debt and equity securities, or other financing arrangements.

Divestitures

On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services businesses, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public services businesses will be used to partially fund the telephone access line purchases discussed above.

Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,470,000,000 in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

     On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745,000,000 in cash and $90,000,000 of assumed debt. This transaction is currently expected to close in the second half of 2001 following regulatory approvals.

     On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). Cap Rock has failed to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. The agreement with Cap Rock was terminated on March 7, 2001. It is our intention to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the HPUC denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-Op for $270,000,000 in cash including the assumption of certain liabilities. We are considering a variety of options, including the filing of a request for reconsideration of the decision, which may include the filing of a new application.

     On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365,000,000 in cash plus the assumption of certain liabilities. This transaction is expected to close in the first half of 2001 following regulatory approvals.

GENERAL
-------
Order backlog is not a significant consideration in our businesses and we have no contracts or subcontracts, which may be subject to renegotiations of profits or termination at the election of the Federal government. We hold franchises from local governmental bodies, which are of varying duration. We also hold
Certificates granted by various state commissions, which are generally of indefinite duration. We have no special working capital practices, and our research and development activities are not material. We hold no patents, trademarks, licenses or concessions that are material. We had approximately 7,191 employees, of whom 6,840 were associated with continuing operations and 351 were associated with discontinued operations, at December 31, 2000. We consider our relations with our employees to be good.

(d) Financial Information about Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

In 1995, we made an initial investment in and entered into definitive agreements with Hungarian Telephone and Cable Corp. (HTCC). The investment in HTCC had declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, we recognized a loss of $31,900,000 in the HTCC investment in Other income (loss), net in the 1998 statements of income and comprehensive income.

In May 1999, in connection with HTCC's debt restructuring, we cancelled a note obligation from HTCC and a seven-year consulting services agreement in exchange for the issuance by HTCC to us of 1,300,000 shares of HTCC Common Stock and 30,000 shares of HTCC's 5% convertible preferred stock. Each share of HTCC convertible preferred stock has a liquidation value of $70 and is convertible at our option into 10 shares of HTCC Common Stock.

At December 31, 2000, we own approximately 19 % of the HTCC shares presently outstanding. Our investment in HTCC is classified as an available for sale security and accounted for using the cost method of accounting. Additionally, we have exercised our right to nominate one member of the Board of Directors of HTCC.

Item 2.   Properties
          ----------

We lease our Administrative Office located at 3 High Ridge Park, Stamford, CT 06905.

The operations support office for the ILEC is located in Legacy Park at 5600 Headquarters Drive, Plano, TX 75024. This owned facility accommodates approximately 1,100 employees in approximately 250,000 square feet. In addition, the ILEC has leased and owned office space in various markets throughout the United States.

The  operations  support  office  for ELI is  located  at  4400 NE 77th  Avenue,
Vancouver, WA 98662. This building is owned by ELI and accommodates approximately 700 employees in 98,000 square feet. In addition, ELI has leased local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. ELI also leases network hub and network equipment installation sites in various locations throughout the areas in which ELI provides services.

The ILEC and ELI own property including, but not limited to: telecommunications outside plant, central office, fiber-optic and microwave radio facilities. (See description of business for listing of locations). We believe that substantially all of our existing properties are in good condition and are suitable for the conduct of our business.

Item 3.   Legal Proceedings
          -----------------
In November 1995, our Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (VPSB) called into question the level of rates awarded us in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and our Demand Side Management program. In addition, the DPS believed that we should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered us to reduce our rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates then authorized by the VPSB. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed us on regulatory probation for a period of at least five years. During this probationary period, we could lose our franchise to operate in Vermont if we violate the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, we filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB. On December 15, 2000, the Vermont Supreme Court denied our appeal and affirmed all penalties imposed by the VPSB.

In August 1997, a lawsuit was filed in the United States District Court for the District of Connecticut (Leventhal vs. Tow, et al.) against us and five of our then existing officers, one of whom is also a director, on behalf of all persons who purchased or otherwise acquired Series A and Series B shares of our Common Stock between September 5, 1996 and July 11, 1997, inclusive. On February 9, 1998, the plaintiffs filed an amended complaint. The complaint alleged that we and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon certain public statements made by us, which are alleged to be materially false or misleading, or are alleged to have failed to disclose information necessary to make the statements made not false or misleading. The plaintiffs sought to recover unspecified compensatory damages. We and the individual defendants believe the allegations are unfounded and filed a motion to dismiss on March 27, 1998 and on March 30, 1999 the Court dismissed the action. On April 29, 1999 the plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit. The parties have entered into a settlement stipulation, which was approved by the District Court on January 31, 2001. Under the terms of the settlement, we have agreed, without any admission of guilt or responsibility, to pay $2.5 million to injured class members in full and final settlement of all claims. The entire amount of the settlement is covered by one or more of our insurance policies.

In March 1998, a lawsuit was filed in the United States District Court for the District of Connecticut (Ganino vs. Citizens Utilities Company, et al.), against us and three of our then existing officers, one of whom is also a director, on behalf of all purchasers of our Common Stock between May 6, 1996 and August 7, 1997, inclusive. The complaint alleges that we and the individual defendants, during such period, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading public statements concerning our relationship with a purported affiliate, Hungarian Telephone and Cable Corp. (HTCC), and by failing to disclose material information necessary to render prior statements not misleading. The plaintiff seeks to recover unspecified compensatory damages. We and the individual defendants believe that the allegations are unfounded and filed a motion to dismiss. The plaintiff requested leave to file an amended complaint and an amended complaint was served on us on July 24, 1998. Our motion to dismiss the amended complaint was filed on October 13, 1998 and the Court dismissed the action with prejudice on June 28, 1999. The plaintiffs filed a notice of appeal with the Court of Appeals for the Second Circuit, briefing has been completed and oral argument took place April 10, 2000. The parties have entered into a settlement stipulation, which is subject to the District Court's approval. Under the terms of the proposed settlement, we have agreed, without any admission of guilt or responsibility, to pay $2.5 million to injured class members in full and final settlement of all claims. The entire amount of the proposed settlement is covered by one or more of our insurance policies.

In November 1998, a class action lawsuit was filed in state District Court for Jefferson Parish, Louisiana, against our subsidiary, LGS Natural Gas Company, and us. The lawsuit alleged that we and the other named defendants passed through in rates charged to Louisiana customers certain costs that plaintiffs contend were unlawful. The lawsuit sought compensatory damages in the amount of the alleged overcharges and punitive damages equal to three times the amount of any compensatory damages, as allowed under Louisiana law. In addition, the Louisiana Public Service Commission had opened an investigation into the allegations raised in the lawsuit. Without admitting any wrongdoing, we agreed to refund customers a total of $27 million, which represents amounts collected through our purchase gas adjustment clause, including interest for the period 1992-1997. In addition, we agreed to pay attorneys' fees to counsel representing the class action plaintiffs in both the lawsuit and the Commission investigation. The Louisiana Public Service Commission approved an agreement to settle both the Commission investigation and the class action lawsuit and concluded its investigation by order dated December 13, 2000. The District Court approved the settlement agreement and entered its order dismissing the class action on January 4, 2001.

In addition, we are party to other proceedings arising in the normal course of business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, including those discussed above, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------
None in fourth quarter 2000.

Executive Officers
------------------

Information as to Executive Officers of the Company as of March 1, 2001 follows:

          Name                         Age      Current Position and Office
          ----                         ---      ---------------------------

Leonard Tow                            72      Chairman of the Board and Chief Executive Officer
Rudy J. Graf                           52      Vice Chairman of the Board, President and Chief Operating Officer,
                                               and Director
Scott N. Schneider                     43      Vice Chairman of the Board, Executive Vice President, Chairman of
                                               Citizens Capital Ventures and Director
Donald B. Armour                       53      Vice President, Finance and Treasurer
Robert Braden                          55      Vice President and Chief Operating Officer, Electric Lightwave Sector
John H. Casey, III                     44      Vice President and Chief Operating Officer, ILEC Sector
Michael G. Harris                      54      Vice President, Engineering and New Technology
Edward O. Kipperman                    49      Vice President, Tax
Robert J. Larson                       41      Vice President and Chief Accounting Officer
L. Russell Mitten                      49      Vice President, General Counsel and Secretary
Richard Reice                          41      Vice President, Human Resources, Labor and Employment Law
Livingston E. Ross                     52      Vice President, Reporting and Audit
Steven D. Ward                         34      Vice President, Information Technology
Michael  Zarella                       41      Vice President, Corporate Development

There is no family relationship between any of the officers of Citizens. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with Citizens since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. He was also Chief Financial Officer from October 1991 through November 1997. He was a Director and Chief Executive Officer of Century Communications Corp. from its incorporation in 1973 and Chairman of its Board of Directors from October 1989 until October 1999. He is Director of Hungarian Telephone and Cable Corp., Chairman of the Board of Electric Lightwave, Inc. and is a Director of the United States Telephone Association.

RUDY J. GRAF has been associated with Citizens since September 1999. In February 2001, he was elected Vice Chairman of the Board. In July 2000, he was elected Director of Citizens. He is currently Vice Chairman of the Board, Director, President and Chief Operating Officer of Citizens. He is also Director and Chief Executive Officer of Electric Lightwave, Inc. Prior to joining Citizens, he was Director, President and Chief Operating Officer of Centennial Cellular Corp. and Chief Executive Officer of Centennial DE Puerto Rico from November 1990 to August 1999.

SCOTT N. SCHNEIDER has been associated with Citizens since October 1999. In February 2001, he was elected Vice Chairman of the Board. In July 2000, he was elected Director of Citizens. He is currently Vice Chairman of the Board, Director and Executive Vice President of Citizens and Chairman of Citizens Capital Ventures, a wholly owned subsidiary of Citizens. He is currently Director and Executive Vice President of Electric Lightwave, Inc. Prior to joining Citizens, he was Director (from October 1994 to October 1999), Chief Financial Officer (from December 1996 to October 1999), Senior Vice President and Treasurer (from June 1991 to October 1999) of Century Communications Corp. He also served as Director, Chief Financial Officer, Senior Vice President and Treasurer of Centennial Cellular from August 1991 to October 1999.

DONALD ARMOUR has been associated with Citizens since October 2000. He is currently Vice President, Finance and Treasurer. He also currently serves as Vice President and Treasurer of Electric Lightwave, Inc. Prior to joining Citizens, he was the Treasurer of the cable television division of Time Warner Inc. from January 1994 to September 2000. He was also Assistant Treasurer from August 1992 to January 1994. From August 1991 to March 1992, he was a consultant to the health care industry.

ROBERT BRADEN has been associated with Citizens since November 1999. In January 2001, he was elected President, Chief Operating Officer and Director of Electric Lightwave, Inc. He was also Vice President Business Development of Citizens from February 2000 to January 2001. Prior to joining Citizens, he was Vice President, Business Development at Century Communications Corp. from January 1999 to October 1999. He was Senior Vice President, Business Development at Centennial Cellular Corp. from June 1996 to January 1999 and held other officer positions with Centennial since November 1993.

JOHN H. CASEY, III has been associated with Citizens since November 1999. He is currently Vice President of Citizens and Chief Operating Officer of the ILEC Sector. Prior to joining Citizens, he was Vice President, Operations from January 1995 to January 1997 and then Senior Vice President, Administration of Centennial Cellular until November 1999.

MICHAEL G. HARRIS has been associated with Citizens since December 1999. He is currently Vice President, Engineering and New Technology. Prior to joining Citizens, he was Senior Vice President, Engineering of Centennial Cellular from August 1991 to December 1999. He was also Senior Vice President, Engineering of Century Communications Corp. from June 1991 to October 1999.

EDWARD O. KIPPERMAN has been associated with Citizens since February 1985. He is currently Vice President, Tax. He was Assistant Treasurer from June 1989 to September 1991.

ROBERT J. LARSON has been associated with Citizens since July 2000. He is currently Vice President and Chief Accounting Officer of Citizens and of Electric Lightwave, Inc. Prior to joining Citizens, he was Vice President and Controller of Century Communications Corp. from October 1994 to October 1999. He was also Vice President, Accounting and Administration of Centennial Cellular from March 1995 to October 1999.

L. RUSSELL MITTEN has been associated with Citizens since June 1990. He is currently Vice President, General Counsel and Secretary. He was Vice President, General Counsel and Assistant Secretary from June 1991 to September 2000. He was General Counsel until June 1991.

RICHARD REICE was elected Citizens Vice President, Human Resources, Labor and Employment Law in June 2000. Previously, he had been a shareholder in the law firm of Greenberg Traurig in its New York City office since June 1999. Prior to joining Greenberg Traurig, he worked for Citizens as the Associate General Counsel for Labor and Employment Law.

LIVINGSTON E. ROSS has been associated with Citizens since August 1977. He is currently Vice President, Reporting and Audit. He was Vice President and Chief Accounting Officer from December 1999 to July 2000 and Vice President and Controller from December 1991 to December 1999.

STEVEN D. WARD has been associated with Citizens since January 2000 and was elected Vice President, Information Technology in February 2000. Prior to joining Citizens, he was Vice President, Information Systems for Century Communications Corp. from June 1996 to December 1999 and Director, Information Services from March 1991 to June 1996.

MICHAEL ZARELLA has been associated with Citizens since December 1999. He was elected Vice President, Corporate Development in October 2000. Prior to joining Citizens, he was Group Vice President of Finance for Century Communications Corp. from June 1996 to December 1999 and Director, Financial Analysis from October 1990 to June 1996.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------
                           PRICE RANGE OF COMMON STOCK
Our Common Stock is traded on the New York Stock Exchange under the symbol CZN. The following table indicates the high and low prices per share as taken from the daily quotations published in The Wall Street Journal during the periods indicated.

                                   2000                        1999
                        -------------------------- ----------------------------
                              High        Low           High         Low
                        -------------- ----------- ------------ ---------------
        First quarter        $ 17.06     $ 13.75       $ 8.50       $ 7.25
        Second quarter       $ 18.00     $ 14.31      $ 11.50       $ 7.69
        Third quarter        $ 19.00     $ 13.00      $ 12.44      $ 10.88
        Fourth quarter       $ 15.31     $ 12.50      $ 14.31      $ 10.94

As of February 28, 2001, the approximate number of record security holders of our Common Stock was 37,753. This information was obtained from our transfer agent.

                                    DIVIDENDS
The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors. Our Board of Directors discontinued the payment of dividends after the payment of the December 1998 stock dividend.

          RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
                             REGISTERED SECURITIES

None

Item 6.  Selected Financial Data
         -----------------------

($ in thousands, except per share amounts)                                     Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                            2000            1999            1998           1997            1996
                                                        -----------     ------------    ------------    -----------     ------------
Revenue (1)                                             $ 1,802,358     $ 1,598,236     $ 1,448,588    $ 1,303,901     $ 1,218,222
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle     $ (40,071)      $ 136,599        $ 46,444        $ 2,066       $ 160,483
Net income (loss)                                         $ (28,394)      $ 144,486        $ 57,060       $ 10,100       $ 178,660
Basic income (loss) per share of Common Stock
  from continuing operations before cumulative
  effect of change in accounting principle                  $ (0.15)         $ 0.52          $ 0.18         $ 0.01          $ 0.61
Basic net income (loss) per common share (2)                $ (0.11)         $ 0.55          $ 0.22         $ 0.04          $ 0.68
Stock dividends declared on Common Stock (3)                      -               -            3.03%          5.30%           6.56%

                                                                                      As of December 31,
                                                        ----------------------------------------------------------------------------
                                                            2000            1999            1998           1997            1996
                                                        -------------   -------------   --------------  ------------    ------------
Total assets                                              $ 6,955,006     $ 5,771,745     $ 5,292,932    $ 4,872,852     $ 4,523,148
Long-term debt                                            $ 3,062,289     $ 2,107,460     $ 1,819,555    $ 1,627,388     $ 1,454,421
Shareholders' equity                                      $ 1,720,001     $ 1,919,935     $ 1,792,771    $ 1,679,211     $ 1,678,183

(1)  Represents revenue from continuing operations.
(2)  1997 and 1996 are adjusted for subsequent stock dividends.
(3)  Compounded annual rate of quarterly stock dividends.


Item 7.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operation
          ------------------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify "forward-looking statements". Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

o Our ability to timely consummate our pending acquisitions and effectively manage our growth including, but not limited to, the integration of newly acquired operations into our operations and otherwise monitor our operations, costs, regulatory compliance and service quality;

o    Our ability to divest our public services businesses;

o Our ability to successfully introduce new product offerings on a timely and cost effective basis including, but not limited to, our ability to offer bundled service packages on terms attractive to our customers and our ability to offer second lines and enhanced services to markets currently under-penetrated;

o    Our ability to expand through attractively priced acquisitions;

o Our ability to identify future markets and successfully expand existing ones;

o    Our ability to obtain new financing on favorable terms;

o The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

o ELI's ability to complete a public or private financing that would provide the funds necessary to finance its cash requirements;

o The effects of rapid technological changes including, but not limited to, the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

o The effects of changes in regulation in the telecommunications industry as a result of the 1996 Act and other similar federal and state legislation and regulation;

o The future applicability of Statement of Financial Accounting Standard No. 71, "Accounting for Certain Types of Regulation" to certain of our ILEC subsidiaries;

o The effects of more general factors including, but not limited to, changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit rating; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

You should consider these important factors in evaluating any statement in this Form 10-K or otherwise made by us or on our behalf. The following information should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

(a)   Liquidity and Capital Resources
      -------------------------------

For the year ended December 31, 2000, we used cash flow from operations and proceeds from net financings to fund capital expenditures and acquisitions.

We have available lines of credit with financial institutions in the amounts of $5.7 billion, with associated facility fees of 0.10% per annum and $450 million with no associated facility fees. These lines of credit expire on October 26, 2001 and provide us with one-year term-out options. These credit facilities are in addition to credit commitments under which we may borrow up to $200 million, with associated facility fees of 0.12% per annum, which expire on December 16, 2003. As of December 31, 2000, there was $765 million outstanding under the $5.7 billion credit facility, as well as $109 million in commercial paper backed by the $5.7 billion credit facility. We intend to raise capital through public or private debt or equity financings, or other financing arrangements to replace a portion of this indebtedness.

ELI has $400 million of committed revolving lines of credit with commercial banks, which expire November 21, 2002, under which it has borrowed $400 million at December 31, 2000. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under these revolving lines of credit.

We have committed to continue to finance ELI's cash requirements until the earlier of the completion of a public or private financing which would provide the funds necessary to support their cash requirements. We extended a revolving credit facility to ELI for $450 million with an interest rate of 15% and a final maturity of October 30, 2005. Funds of $260 million for general corporate purposes are available to be drawn until March 31, 2002. The remaining balance may be drawn by ELI to pay interest expense due under the facility. In 2000, we advanced $38 million to ELI.


In June, August and November 2000, we completed the purchase of approximately 62,200, 142,400 and 112,900 telephone access lines (as of December 31, 2000) in Nebraska, Minnesota, and Illinois/Wisconsin, respectively, from Verizon. These transactions totaled approximately $205 million, $439 million and $304 million, respectively, and were funded from direct drawdowns on our credit line, commercial paper issuances and proceeds from sales of investments.

In October 2000, we completed the purchase of approximately 17,000 telephone access lines (as of December 31, 2000) in North Dakota from Qwest. This transaction totaled approximately $38 million and was funded from commercial paper issuances.

In June 2000, we arranged for the issuance of $19.6 million of 2000 Series special purpose revenue bonds as money market bonds with an initial interest rate of 4.6% and a maturity date of December 1, 2020. The proceeds were used to fund and/or pre-fund expenditures for construction, extension, improvement and purchase of facilities of the gas division in Hawaii.

In August and October 2000, one of our subsidiaries, Citizens Utilities Rural Company, was advanced $.3 million and $2.7 million, respectively, under its Rural Utilities Services Loan Contract. The initial interest rate on the advances was 5.78% with an ultimate maturity date of November 1, 2016.

At December 31, 2000, we have classified $150 million of debentures as long term debt due within one year on our balance sheet. Of this amount, $50 million will mature on September 1, 2001 and $100 million is redeemable at par at the option of the holders on October 1, 2001.

We have budgeted approximately $750 million for our 2001 capital projects, including approximately $654 million for ILEC and ELI and approximately $96 million for public services. We anticipate that the funds necessary for our 2001 capital expenditures will be provided from operations and from advances of Rural Utilities Service loan contracts. If required, we may use funding from additional sources: commercial paper notes payable, debt, equity and other financing at appropriate times and borrowings under bank credit facilities. Capital expenditures for discontinued operations and assets held for sale will also be funded through requisitions of Industrial Development Revenue Bond construction fund trust accounts and from parties desiring utility service. Upon disposition, we will receive reimbursement of certain 1999 and 2000 actual capital expenditures and certain 2001 budgeted capital expenditures pursuant to the terms of each respective sales agreement.

Acquisitions

From May 27, 1999 through July 12, 2000 we entered into several agreements to acquire approximately 2,034,700 telephone access lines (as of December 31, 2000) for approximately $6,471,000,000 in cash. These transactions have been and will be accounted for using the purchase method of accounting. The results of operations of the acquired properties have been and will be included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

     On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171,000,000 in cash. These acquisitions are subject to various state and federal regulatory approvals. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 telephone access lines for approximately $205,000,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 telephone access lines for approximately $439,000,000 in cash. On November 30, 2000, we closed on the Illinois/Wisconsin purchase of approximately 112,900 telephone access lines for approximately $304,000,000 in cash. We expect that the remainder of the Verizon transactions will close on a state-by-state basis in the first half of 2001.

     On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 telephone access lines for approximately $38,000,000 in cash. We expect that the remainder of the Qwest acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis by the end of the first quarter of 2002.

     On July 12, 2000, we announced a definitive agreement to purchase from Global 100% of the stock of Frontier Corp., which owns approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the second half of 2001.

We have and/or expect to temporarily fund these telephone access line purchases with cash and investment balances, proceeds from commercial paper issuances, backed by the credit commitments, and borrowings under lines of credit, as described in the Liquidity and Capital Resource section above. Permanent funding is expected to include, but not be limited to, cash and investment balances, the proceeds from the divestiture of our public services businesses, direct drawdowns from certain of the credit facilities and issuances of debt and equity securities, or other financing arrangements.

Divestitures

On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services businesses, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public services businesses will be used to partially fund the telephone access line purchases discussed above.

Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,470,000,000 in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

     On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745,000,000 in cash and $90,000,000 of assumed debt. These transactions are currently expected to close in the second half of 2001 following regulatory approvals.

     On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). Cap Rock has failed to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. The agreement with Cap Rock was terminated on March 7, 2001. It is our intention to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the HPUC denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-Op for $270,000,000 in cash including the assumption of certain liabilities. We are considering a variety of options, including filing a request for reconsideration of the decision, which may include filing a new application.

     On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365,000,000 in cash plus the assumption of certain liabilities. This transaction is expected to close in the first half of 2001 following regulatory approvals.

Discontinued operations in the consolidated statements of income (loss) and comprehensive income (loss) reflect the results of operations of the water and wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

In 1999, we initially accounted for the planned divestiture of all the public services properties as discontinued operations. As of December 31, 2000, we do not have agreements to sell our entire gas and electric segments. Consequently, in the third and fourth quarters of 2000, we reclassified all of our gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale", respectively, we also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations and restated the 1999 balance sheet to conform to the current presentation.
Additionally, because both our gas and electric operations are expected to be sold at a profit, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. We are continuing to actively pursue buyers for our remaining gas and electric businesses.

Share Purchase Program

In December 1999, our Board of Directors authorized the purchase of up to $100,000,000 worth of shares of our common stock. This share purchase program was completed in early April 2000 and resulted in the acquisition or contract to acquire approximately 6,165,000 shares of our common stock. Of those shares, 2,500,000 shares were purchased for approximately $40,959,000 in cash and we entered into equity forward contracts for the acquisition of the remaining 3,665,000 shares.

In April 2000, our Board of Directors authorized the purchase of up to an additional $100,000,000 worth of shares of our common stock. This share purchase program was completed in July 2000 and resulted in the acquisition or contract to acquire approximately 5,927,000 shares of our common stock. Of these shares, 452,000 shares were purchased for approximately $8,250,000 in cash and we entered into equity forward contracts for the acquisition of the remaining 5,475,000 shares.

In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase of up to $25,000,000 worth of shares of Class A common stock of ELI, our 85% owned subsidiary, on the open market or in negotiated transactions. This ELI share purchase program was completed in August 2000 and resulted in the acquisition of approximately 1,288,000 shares of ELI common stock for approximately $25,000,000 in cash. In August 2000, our Board of Directors authorized the purchase of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions. The second ELI share purchase program was completed in September 2000 and resulted in the acquisition of approximately 1,000,000 shares of ELI common stock for approximately $13,748,000 in cash.

Regulatory Environment

On October 19, 1999, we entered into an agreement with the Staff and Consumer Advocate Division of the West Virginia Public Service Commission to continue our incentive regulation plan through 2002. Under this agreement, we agreed to reduce access rates beginning July 1, 2000 and other service rates beginning February 28, 2000 by a total of $2.9 million annually. In return, we will be free of earnings regulation for three years, commencing January 1, 2000, and have some pricing flexibility for non-basic services.

During the past year the decrease in the availability of power in certain areas of the country has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, we are currently disputing excessive power costs charged by our power supplier in the amount of approximately $57 million through December 31, 2000. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. In an attempt to limit "rate shock" to our customers, we have requested that this deferred amount, plus interest, be recovered over a three-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovering certain amounts either through renegotiations or through the regulatory process.

In the fourth quarter of 2000, we settled a proceeding with the Louisiana Public Service Commission. As a result, our Louisiana Gas Service subsidiary refunded approximately $27 million to ratepayers during the month of January 2001. The refund was effected as a credit on customers' bills. The entire refund represents amounts that had been collected by us through our purchase adjustment clause, plus interest, for the period 1992 - 1997 and was recorded by us in the fourth quarter of 2000 as a reduction to revenue. Related legal fees of approximately $2.7 million were also recorded in that period. The Louisiana Gas Service business is to be sold to Atmos Energy Co. and the sale is expected to close in the first half of 2001 following regulatory approval.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as price caps. Under price caps, interstate access rates are capped and adjusted annually by the difference between the level of inflation and a productivity factor. Most recently the productivity factor was set at 6.5%. Given the relatively low inflation rate in recent years, interstate access rates have been adjusted downward annually. In May 2000, the FCC adopted a revised methodology for regulating the interstate access rates of price cap companies for the next five years. The new program, known as the CALLs plan, establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. Though end-user charges and an expanded universal service program will continue to benefit rural service providers such as our ILEC, they will also offset much of the reduction in interstate access rates. Annual adjustments based on the difference between inflation and the 6.5% productivity factor will continue for several years until the price floor for interstate switched access services is reached.

Certain of our ILEC operations and all of our public services operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". For these entities, the actions of a regulator can provide reasonable assurance of the existence of an asset or impose a regulatory liability. These regulatory assets and liabilities are required to be reflected in the balance sheet in anticipation of future recovery through the ratemaking process.

Our consolidated balance sheet as of December 31, 2000 included regulatory assets of approximately $62.0 million and regulatory liabilities of approximately $4.1 million associated with our local exchange telephone operations. The remainder of the regulatory assets and regulatory liabilities on the balance sheet are associated with assets and liabilities held for sale and discontinued operations. In addition, property, plant and equipment for the properties subject to SFAS 71 have been depreciated using the straight-line method over plant lives approved by regulators. Such depreciable lives may exceed the lives that would have been used if we did not operate in a regulated environment.

SFAS No. 101 "Regulated Enterprises Accounting for the Discontinuance of Application of SFAS No. 71" specifies the accounting required when the regulated operations of an enterprise are no longer expected to meet the provisions of SFAS 71 in the future due to changes in regulations, competition and the operations of regulated entities. SFAS 101 would require the write-off of a portion of our regulatory assets and liabilities as a net non-cash charge or credit to income, if it were determined that the conditions requiring the use of SFAS 71 no longer apply in the future. SFAS 101 further provides that the carrying amount of property, plant and equipment would be adjusted to reflect the use of shorter depreciation lives only to the extent that the net book value of these assets are impaired.

The ongoing applicability of SFAS 71 to our regulated telephone operations is continually monitored due to the changing regulatory, competitive and legislative environment and the changes that may occur in our future operations as we acquire and consolidate our local exchange telephone operations. It is possible that future environmental changes, or changes in the demand for our products and services could result in our telephone operations no longer being subject to the provisions of SFAS 71. If discontinuation of SFAS 71 becomes appropriate, the accounting may result in a material non-cash effect on our results of operations and financial position that can not be estimated at this time.

New Accounting Pronouncements

In September 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The EITF clarifies when financial instruments that are indexed to or potentially settled in a company's own stock are to be classified as an asset or liability and when they are to be classified as equity or temporary equity. The EITF allows for a transition period for contracts existing at the date of the consensus and remaining outstanding at June 30, 2001 in order to allow time for contracts to be modified in order for a company to continue to account for certain contracts as equity after June 30, 2001.

The equity forward contracts do not meet the requirements for presentation within the stockholders' equity section at December 31, 2000. As a result, they have been reflected as a reduction of Stockholders' equity and a component of temporary equity for the gross settlement amount of the contracts. Current accounting rules permit a transition period until June 30, 2001 to amend the contracts to comply with the requirements for permanent equity presentation. If an agreement with the counterparty to the contracts can be reached by June 30, 2001, the current impact of the classification to temporary equity will be reversed and the gross settlement amount will again be presented in permanent equity with no adjustment until final settlement. If an agreement with the counterparty cannot be reached by June 30, 2001, not only will the current impact be reversed as noted above, but we will be required to record the change in fair value of the equity forward from inception to that date as an asset or a liability with the offset recorded as a cumulative effect of change in accounting principle with future changes to the fair value recorded in earnings.

If we were required to apply the guidance required at June 30, 2001, in the accompanying financial statements based on the fair value of the contracts as of December 31, 2000, it would have reflected a charge as a cumulative effect of a change in accounting principle and an offsetting liability of approximately $30 million.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. As of January 1, 2001, we have adopted SFAS 133 and have not identified any derivative instruments subject to the provisions of SFAS 133. Therefore, SFAS 133 will not have any impact on our 2001 financial statements upon adoption.

(b)  Results of Operations
     ---------------------
                                     REVENUE

Consolidated revenue increased $204.1 million, or 13%, in 2000 and $149.6 million, or 10%, in 1999. The increase in 2000 was primarily due to the pass-through to customers of the increased cost of gas, electric energy and fuel oil purchased as well as ILEC acquisitions and increased ELI revenue. The increase in 1999 was primarily due to increased ILEC network access services revenue and ELI revenue.

                                  ILEC REVENUE

($ in thousands)                                      2000                     1999               1998
                                              ----------------------   ---------------------   ----------
                                               Amount      % Change     Amount     % Change       Amount
                                              ----------   ---------   ---------   ---------   ----------
Network access services                        $ 513,431        2%      $ 503,634       17%     $ 432,018
Local network services                           314,343       14%        276,468        4%       266,558
Long distance and data services                   83,703        9%         76,495      -21%        96,584
Directory services                                32,266       15%         27,939        4%        26,934
Other                                             62,626       -3%         64,732       43%        45,352
Eliminations(1)                                  (42,626)      -7%        (46,031)      42%       (32,407)
                                              ----------                ----------              ---------
                                               $ 963,743        7%      $ 903,237        8%     $ 835,039
                                              ==========                ==========              =========

(1) Eliminations represent network access revenue received by our local exchange operations from our long distance operations.

We acquired the Verizon Nebraska access lines on June 30, 2000, the Verizon Minnesota access lines on August 31, 2000, the Qwest North Dakota access lines on October 31, 2000 and the Verizon Illinois/Wisconsin access lines on November 30, 2000 (collectively referred to as the Acquisitions). These Acquisitions contributed $49.5 million of revenue in 2000.

Network access services revenue increased $9.8 million, or 2%, in 2000 primarily due to the $23.9 million impact of the Acquisitions and $15.4 million related to growth in minutes of use and special access revenue. These increases were partially offset by a non-recurring $10.4 million interstate universal service fund (USF) settlement received in the first quarter of 1999, the effect of CALLS (see Regulatory Environment) of $14.8 million, settlements with long distance carriers of $2.3 million in 1999, and the price effect of a July 1999 FCC tariff adjustment of $1.8 million. Network access services revenue increased $71.6 million, or 17%, in 1999, primarily due to increased minutes of use, increased special access revenue, a non-recurring $10.4 million interstate USF settlement and a full year of revenue from the acquisition of Rhinelander Telecommunications, Inc. (RTI) in November 1998.

Local network services revenue increased $37.9 million, or 14%, in 2000. The Acquisitions contributed $23.8 million, enhanced services increased $6.3 million due to increased demand for these services, access line growth of 26,000 contributed $5.0 million and frame relay, data and ISDN increased $4.0 million. These increases were partially offset by an Extended Area Service revenue phase-out in New York of $3.1 million. Local network services revenue increased $9.9 million, or 4%, in 1999 primarily due to business and residential access line growth, increased custom calling features and private line sales and the acquisition of RTI.

Long distance and data services revenue increased $7.2 million, or 9%, in 2000 primarily due to increased Internet revenue of $4.0 million and increased remote call forwarding of $2.7 million. Long distance and data services revenue decreased $20.1 million, or 21%, in 1999 primarily due to the elimination of long distance product offerings to out-of-territory customers, partially offset by increased long distance minutes of use by in-territory customers.

Directory services revenue increased $4.3 million, or 15%, in 2000 primarily due to increased directory advertising and listing sales. The Acquisitions contributed $1.0 million to the increase in 2000. Directory services revenue increased $1.0 million, or 4%, in 1999 primarily due to the acquisition of RTI and increased advertising revenue.

Other revenue decreased $2.1 million, or 3%, in 2000 resulting from a decrease in billing and collections revenue of $6.4 million and an increase in the reserve for uncollectibles. These decreases were partially offset by increased revenue from the Acquisitions of $0.8 million, an increase of $2.8 million in conference call revenue and an increase of $0.3 million in cable revenue. Other revenue increased $19.4 million, or 43%, in 1999 primarily due to increased billing and collections revenue, partially offset by the phasing out of certain surcharges resulting from rate case decisions in California and New York.

                                  ELI REVENUE

($ in thousands)                                       2000                     1999              1998
                                              ----------------------   ----------------------   ----------
                                               Amount      % Change      Amount     % Change      Amount
                                              ----------   ---------   ----------   ---------   ----------
Network services                                $ 77,437       45%       $ 53,249       46%      $ 36,589
Local telephone services                          98,643       27%         77,591      103%        38,169
Long distance services                            16,318      -39%         26,698      117%        12,309
Data services                                     51,579       75%         29,470      113%        13,813
                                              ----------                ---------               ---------
                                                 243,977       30%        187,008       85%       100,880
Intersegment revenue(1)                           (3,185)      13%         (2,817)      -8%        (3,061)
                                              ----------                ---------               ---------
                                               $ 240,792       31%      $ 184,191       88%      $ 97,819
                                              ==========                =========               =========


(1) Intersegment revenue reflects revenue received by ELI from our ILEC operations.

Network services revenue increased $24.2 million, or 45%, in 2000 primarily due to continued growth in our network and sales of additional high bandwidth, DS-3 and OC level circuits to new and existing customers. Network services revenue increased $16.7 million, or 46%, in 1999 primarily due to the expansion of our network and the sale of additional circuits to new and existing customers.

Local telephone services revenue increased $21.0 million, or 27%, in 2000 and $39.4 million, or 103%, in 1999. Local telephone services include dial tone, ISDN PRI, Carrier Access Billings and reciprocal compensation.

     ISDN PRI revenue increased $11.5 million, or 52%, in 2000 and $12.7 million, or 135%, in 1999. Dial tone revenue increased $5.6 million, or 41%, in 2000 and $6.9 million, or 101%, in 1999. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 64,206, or 46%, in 2000 and 86,631, or 115%, in 1999.

     Carrier Access Billings revenue decreased $0.3 million, or 4% in 2000 and increased $3.7 million, or 113%, in 1999. The change is due to an increase in average monthly minutes processed of 15.0 million, or 77%, in 2000 and
     11.2 million, or 133%, in 1999. For 2000, the increase in minutes processed were offset by the effects of lower average rates per minute primarily due to competitive pressures in the markets in which we operate. For 1999, the increase in minutes processed was only partially offset by lower average rates per minute due to competitive pressures in the markets in which we operate.

     Reciprocal compensation revenue increased $4.2 million, or 12%, in 2000 and $16.1 million, or 87%, in 1999. The increase for 2000 is due to interconnection agreements being in place with Verizon and PacBell during all of 2000 that were not in place for all twelve months in 1999, partially offset by lower rates applicable to new interconnection agreements effective January 1, 2000. The increase for 1999 is due to new interconnection agreements being in place with Qwest, Verizon and PacBell during parts of 1999 that were not in place at all in 1998.

Long distance services revenue decreased $10.4 million, or 39%, in 2000 and increased $14.4 million, or 117%, in 1999. Long distance services include retail long distance, wholesale long distance and prepaid services.

     Retail long distance revenue increased $2.3 million, or 35%, in 2000 and $3.6 million, or 117%, in 1999. The increase is due to an increase in average monthly minutes processed of 3.1 million, or 47%, in 2000 and 3.6 million, or 118%, in 1999, partially offset by lower average rates per minute.

     Wholesale long distance revenue increased $0.1 million, or 2%, in 2000 and $2.9 million, or 86%, in 1999. The increase is due to an increase in average monthly minutes processed of 0.9 million, or 6%, in 2000 and 10.3 million, or 174%, in 1999, partially offset by lower average rates per minute.

     Prepaid services revenue decreased $12.8 million, or 93%, in 2000 and increased $7.9 million, or 134%, in 1999. The decrease in 2000 is due to our decision to exit the prepaid services market in the third quarter of 1999. The increase in 1999 is primarily due to an increase in minutes processed.

Data services revenue increased $22.1 million, or 75%, in 2000 and $15.6 million, or 113%, in 1999. Data services include Internet, RSVP and other services.

     Revenue from our Internet services product increased $6.1 million, or 53%, in 2000 and $6.4 million, or 93%, in 1999. Revenue from our RSVP products increased $2.5 million, or 227%, in 2000 and $1.0 million, or 684%, in 1999.

     Data services revenue also increased $13.2 million, or 200%, in 2000 and $6.6 million, or 100%, in 1999, as the result of an 18-month take-or-pay contract with a significant customer that expired on February 28, 2001 and which was not renewed. This take-or-pay contract provided $19.8 million in 2000 and $3.3 million in revenue for 2001.


                                  GAS REVENUE

($ in thousands)                                      2000                     1999               1998
                                              ---------------------    --------------------    ----------
                                               Amount      % Change     Amount     % Change      Amount
                                              ---------------------    --------------------    ----------
Gas revenue                                   $ 374,751       22%      $ 306,986       -6%     $ 325,423


Gas revenue increased $67.8 million, or 22%, in 2000 primarily due to higher purchased gas costs passed on to customers, partially offset by a $27 million settlement of a proceeding with the Louisiana Public Service Commission during the fourth quarter of 2000. Gas revenue decreased $18.4 million, or 6%, in 1999 primarily due to lower purchased gas costs passed on to customers and decreased unit sales due to warmer weather conditions. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers.

                               ELECTRIC REVENUUE

($ in thousands)                                      2000                     1999                1998
                                               ----------------------   ---------------------   ----------
                                                 Amount      % Change     Amount     % Change     Amount
                                               ----------   ---------   ----------   --------   ----------
Electric revenue                               $ 223,072        9%      $ 203,822        7%     $ 190,307



Electric revenue increased $19.3 million, or 9%, in 2000 primarily due to higher supplier prices passed on to customers and increased consumption. Electric revenue increased $13.5 million, or 7%, in 1999 primarily due to increased consumption and customer growth. Under tariff provisions, increases in our costs of electric energy and fuel oil purchased are largely passed on to customers.

During the past year the decrease in the availability of power in certain areas of the country has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, we are currently disputing excessive power costs charged by our power supplier in the amount of approximately $57 million through December 31, 2000. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. In an attempt to limit "rate shock" to our customers, we have requested that this deferred amount, plus interest, be recovered over a three-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovering certain amounts either through renegotiations or through the regulatory process.


                                COST OF SERVICES

($ in thousands)                                        2000                    1999               1998
                                              ----------------------   ---------------------   ----------
                                                Amount      % Change     Amount      % Change     Amount
                                              -----------   --------   ---------     --------  ----------
Gas purchased                                  $ 229,538       50%      $ 152,667       -8%     $ 166,829
Electric energy and fuel oil purchased           113,965       16%         98,533       12%        87,930
Network access                                   151,239       -5%        159,454       14%       140,471
Eliminations(1)                                  (45,621)      -7%        (48,848)      38%       (35,468)
                                              -----------               ---------               ---------
                                               $ 449,121       24%      $ 361,806        1%     $ 359,762
                                              ===========               =========               =========

(1)Eliminations represent expenses incurred by our long distance operations related to network access services provided by our local exchange operations and expenses incurred by our ILEC operations related to network services provided by ELI.

Gas purchased increased $76.9 million, or 50%, in 2000 primarily due to higher purchased gas costs. Gas purchased decreased $14.2 million, or 8%, in 1999 primarily due to lower purchased gas costs. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers.

Electric energy and fuel oil purchased increased $15.4 million, or 16%, in 2000 primarily due to higher supplier prices and increased consumption. Electric energy and fuel oil purchased increased $10.6 million, or 12%, in 1999 primarily due to increased consumption and customer growth. Under tariff provisions, increases in our costs of electric energy and fuel oil purchased are largely passed on to customers. Gas, electric energy and fuel oil purchased excludes amounts deferred for future recovery in rates.

Network access expenses decreased $8.2 million, or 5%, in 2000 primarily due to a reduction in costs related to the 1999 exit of ELI's prepaid services business, partially offset by increased costs related to increased revenue growth and network expansion at ELI. Network access expense increased $19.0 million, or 14%, in 1999 primarily due to expenses related to the ELI national data expansion, partially offset by decreased ILEC sector long distance minutes of use from out-of-territory long distance customers.

                     DEPRECIATION AND AMORTIZATION EXPENSE


($ in thousands)                                      2000                     1999               1998
                                              -----------------------  ---------------------   ----------
                                                Amount      % Change     Amount     % Change     Amount
                                              ----------    ---------  ----------  ---------   ----------
Depreciation expense                           $ 369,930       20%      $ 307,428       27%     $ 242,791
Amortization expense                              17,677      541%          2,757        3%         2,684
                                              ----------               ----------              ----------
                                               $ 387,607       25%      $ 310,185       26%     $ 245,475
                                              ==========               ==========              ==========


Depreciation expense increased $62.5 million, or 20%, in 2000 primarily due to higher plant in service balances for newly completed communications network facilities and electronics at ELI, increased property, plant and equipment, the impact of the Acquisitions of $14.6 million and an increase of $12.6 million in accelerated depreciation related to the change in useful life of an operating system in the ILEC sector. Depreciation expense was partially offset by $6.8 million of decreased depreciation expense resulting from the classification of our gas sector as "assets held for sale." Depreciation on gross gas property, plant and equipment was discontinued effective October 1, 2000. Depreciation expense increased $64.7 million, or 27%, in 1999 primarily due to increased property, plant and equipment and the acquisition of RTI in November 1998. The increase also includes $4.8 million of accelerated depreciation related to the change in useful life of an operating system in the ILEC sector.

Amortization expense increased $14.9 million, or 541%, in 2000 primarily due to amortization of goodwill related to the Acquisitions of $13.6 million.


                            OTHER OPERATING EXPENSES

($ in thousands)                                      2000                     1999                1998
                                              -----------------------  -----------------------  ---------
                                                 Amount      % Change     Amount     % Change     Amount
                                              -----------    --------  ----------   ----------  ---------
Operating expenses                             $ 645,731       -6%      $ 683,322       23%     $ 556,804
Taxes other than income taxes                    100,101       -2%        102,357       15%        89,181
Sales and marketing                               60,382      -10%         67,298       42%        47,325
Eliminations(1)                                   (2,314)     130%         (1,008)       9%          (921)
                                              -----------               ---------               ---------
                                               $ 803,900       -6%      $ 851,969       23%     $ 692,389
                                              ===========               =========               =========


(1)Eliminations represent the elimination of intercompany administrative fees charged to ELI.

Operating expenses decreased $37.6 million, or 6%, in 2000 primarily due to the following items which were incurred in 1999: asset impairment charges of $36.1 million related to the discontinuation of the development of certain operational systems and certain regulatory assets deemed to be no longer recoverable, Y2K expenses of $17.3 million, restructuring charges related to our corporate office of $5.2 million, costs associated with an executive retirement agreement of $6.0 million and separation costs of $4.6 million. The 2000 amount also decreased due to $5.1 million of various expense reductions in the ILEC sector resulting from outsourcing and productivity enhancements. The decreases were partially offset by $15.1 million of increased operating expenses in 2000 related to the Acquisitions, increased operating costs of $11.0 million at ELI to support the expanded delivery of services and legal fees in the gas sector of $2.7 million associated with the settlement of a proceeding with the Louisiana Public Service Commission during the fourth quarter of 2000. Operating expenses increased $126.5 million, or 23%, in 1999 primarily due to asset impairment charges of $36.1 million related to the discontinuation of the development of certain operational systems and certain regulatory assets deemed to be no longer recoverable, Y2K expenses of $17.3 million, restructuring charges related to our corporate office of $5.2 million, costs associated with an executive retirement agreement of $6.0 million and separation costs of $4.6 million, the full year impact of RTI and ELI expenses relating to the expansion of data services and product exit costs.

Taxes other than income taxes decreased $2.3 million, or 2%, in 2000 primarily due to decreased payroll taxes resulting from a reduction in headcount in the gas and electric sectors, a payroll tax adjustment in the gas sector in 1999 and a reduction in property taxes. Taxes other than income increased $13.2 million, or 15%, in 1999 primarily due to increases in payroll and property taxes.

Sales and marketing expenses decreased $6.9 million, or 10%, in 2000 primarily due to headcount reductions resulting from exiting ELI's prepaid services business in 1999. Sales and marketing expenses increased $20.0 million, or 42%, in 1999 primarily due to increased personnel and product advertising to support the delivery of services in existing and new markets including the expansion of ELI data services and products.

                        ACQUISITION ASSIMILATION EXPENSE



($ in thousands)                                        2000                     1999              1998
                                                ---------------------    ---------------------   --------
                                                 Amount     % Change       Amount    % Change     Amount
                                                ---------   ---------    ---------   ---------   --------
Acquisition assimilation expense                $ 39,929      920%        $ 3,916      N/A           $ -


Acquisition assimilation expense of $39.9 million and $3.9 million, in 2000 and 1999, respectively, is related to the completed and pending acquisitions of over 2 million telephone access lines. As we complete the acquisitions currently under contracts, we will continue to incur additional assimilation costs into 2001.

                             INCOME FROM OPERATIONS



($ in thousands)                                      2000                     1999               1998
                                              ----------------------   ---------------------   ---------
                                                Amount     % Change      Amount     % Change     Amount
                                              ----------   ---------   ----------   --------   ---------
Income from operations                        $ 121,801       73%       $ 70,360      -53%     $ 150,962


Income from operations increased $51.4 million, or 73%, in 2000 primarily due to the Acquisitions, decreased ELI operating losses and decreased operating expenses, partially offset by increased acquisition assimilation expense, the settlement of a proceeding with the Louisiana Public Service Commission and increased depreciation expense. Income from operations for 1999 included the $10.4 million USF settlement recorded. Income from operations decreased $80.6 million, or 53%, in 1999 primarily due to increased ELI losses and increased operating expenses.

 INVESTMENT AND OTHER LOSS, NET/MINORITY INTEREST/INTEREST EXPENSE/INCOME TAXES

($ in thousands)                                       2000                     1999              1998
                                              ----------------------   ----------------------   ---------
                                                 Amount     % Change     Amount     % Change     Amount
                                              -----------  ---------   ----------   ---------   ---------
Investment income, net                          $  4,736      -98%      $ 243,885      654%     $  32,352
Other loss, net                                 $ (1,386)   -1475%      $     (88)     100%     $ (26,236)
Minority interest                               $ 12,222      -47%      $  23,227       66%     $  14,032
Interest expense                                $187,366       57%      $ 119,675       18%     $ 101,796
Income taxes (benefit)                          $(16,132)    -122%      $  74,900      350%     $  16,660


Investment income decreased $239.1 million, or 98%, in 2000 primarily due to the $69.5 million gain on the sale of our investment in Centennial Cellular Corp. in January 1999, the $67.6 million gain on the sale of our investment in Century Communication Corp. in October 1999 and the $83.9 million gain on the sale of our investment in the cable joint venture in October 1999. The remaining decrease is primarily due to realized losses of $18.3 million on sales of available for sale securities to fund acquisitions. Investment income increased $211.5 million, or 654%, in 1999 primarily due to the $69.5 million gain on the sale of our investment in Centennial Cellular Corp. in January 1999, the $67.6 million gain on the sale of our investment in Century Communication Corp. in October 1999 and the $83.9 million gain on the sale of our investment in the cable joint venture in October 1999.

Other loss, net decreased $1.3 million, or 1,475%, in 2000 primarily due to a decrease in the equity component of the allowance for funds used during construction (AFUDC). Other loss, net increased $26.1 million, or 100%, in 1999 primarily due to the recognition of a $31.9 million loss resulting from the decline in value of the HTCC investment in 1998.

Minority interest represents the minority's share of ELI's net loss (minority interest in subsidiary, as presented on the balance sheet at December 31, 1999, represents the minority's share of ELI's equity capital). Since ELI's public offering, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results.

Interest expense increased $67.7 million, or 57%, in 2000 primarily due to a $24.8 million increase in ELI's interest expense related to increased borrowings and higher interest rates, $17.8 million increase due to an increase in our commercial paper outstanding used to fund acquisitions, and $14.9 million for amortization of costs associated with our committed bank credit facilities. A reduction in capitalized interest of $4.0 million due to lower average capital work in process balances at ELI also contributed to the increase. During the year ended December 31, 2000, we had average long-term debt outstanding of $2.6 billion compared to $2.0 billion during the year ended December 31, 1999.
Interest expense increased $17.9 million, or 18%, in 1999 primarily due to increased ELI net borrowings, partially offset by decreased short-term debt balances. During the year ended December 31, 1999, we had average long-term debt outstanding of $2.0 billion compared to $1.7 billion during the year ended December 31, 1998.

Income taxes (benefit) decreased $91.0 million, or 122%, in 2000 primarily due to changes in taxable income and taxes on the gains on the sales of our investments in 1999. The estimated annual effective tax benefit rate for 2000 is 32.3% as compared with an effective tax rate of 34.4% for 1999. Income taxes increased $58.2 million, or 350%, in 1999 primarily due to increased taxable income and an increase in the effective tax rate. The effective tax rate for 1999 reflects the impact of increased pre-tax income resulting from the sales of investments included in Investment income in 1999.

                             DISCONTINUED OPERATIONS


($ in thousands)                                       2000                     1999              1998
                                               ----------------------   ---------------------   --------
                                                 Amount      % Change     Amount     % Change    Amount
                                               ---------    ---------   ---------    --------   --------
Revenue                                        $ 105,202        3%      $ 102,408        9%      $ 93,784
Operating income                               $  27,415       38%      $  19,887      -27%      $ 27,207
Net income                                     $  11,677       48%      $   7,887      -39%      $ 12,950

Discontinued operations represents the operations of our water/wastewater businesses.

Revenue from discontinued operations increased $2.8 million, or 3%, in 2000 and $8.6 million, or 9%, in 1999 primarily due to increased consumption and customer growth.

Operating income from discontinued operations increased $7.5 million, or 38%, in 2000 primarily due to increased revenue, decreased Y2K expenses, decreased corporate overhead charges and lower payroll costs due to a reduction in the staffing levels of support functions, partially offset by increased depreciation expense due to increased property, plant and equipment. Operating income from discontinued operations decreased $7.3 million, or 27%, in 1999 primarily due to restructuring charges, separation costs, costs associated with an executive retirement agreement and increased Y2K costs.

Net income from discontinued operations increased $3.8 million, or 48%, in 2000 and decreased $5.1 million, or 39%, in 1999, primarily due to the respective changes in operating income.

            NET INCOME (LOSS) / NET INCOME (LOSS) PER COMMON SHARE /
 OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX AND RECLASSIFICATION ADJUSTMENTS


($ in thousands)                                       2000                     1999               1998
                                               -----------------------   --------------------   ---------
                                                  Amount      % Change     Amount    % Change     Amount
                                               ----------    ---------   ---------   --------   ---------
Net income (loss)                              $ (28,394)    -120%      $ 144,486      153%      $ 57,060
Net income (loss) per common share             $   (0.11)    -120%      $    0.55      150%      $   0.22
Other comprehensive income (loss), net of
  tax and reclassification adjustments         $ (14,505)      N/A      $ (41,769)      N/A      $ 52,872

Net loss and net loss per share for 2000 were impacted by the following after tax items: assimilation expenses of $24.6 million, or 9 cents per share, the settlement of a proceeding with the Louisiana Public Service Commission of $18.4 million, or 7 cents per share, accelerated depreciation to change the useful life of an operating system in the ILEC sector of $7.8 million, or 3 cents per share, and the impact of the acquisitions of $6.9 million, or 3 cents per share.

Net income and net income per share for 1999 were impacted by the following after tax items: gains on the sales of investments of $136.4 million, or 52 cents per share, asset impairment charges of $22.3 million, or 9 cents per share, an executive retirement agreement of $4.1 million, or 2 cents per share, restructuring charges of $3.6 million, or 1 cents per share, separation costs of $3.1 million, or 1 cents per share, accelerated depreciation of $3 million, or 1 cents per share, and pre-acquisition integration costs of $2.4 million, or 1 cents per share. 1999 net income and net income per share were also impacted by after tax net losses from ELI of $54.1 million, or 21 cents per share and after tax Y2K costs of $12.2 million, or 5 cents per share.

Net income and net income per share for 1998 were impacted by the following after tax items: the non-cash write down of our investment in HTCC of $19.7 million, or 7 cents per share, the cumulative effect of a change in accounting principle at ELI of $2.3 million, or 1 cents per share, and separation costs of $1.3 million, or 1 cents per share. 1998 net income and net income per share were also impacted by after tax net losses from ELI of $34.8 million, or 14 cents per share, and after tax Y2K costs of $5.3 million, or 2 cents per share.

Other comprehensive loss, net of tax and reclassification adjustments during 2000 is primarily the result of higher unrealized losses on our investment portfolio. Other comprehensive loss, net of tax and reclassification adjustments during 1999 is primarily the result of the realization of the gain on the sale of our investment in Centennial Cellular Corp. in January 1999, partially offset by higher unrealized gains on our investment portfolio during the first quarter 1999.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

We are exposed to market risk in the normal course of our business operations due to our ongoing investing and funding activities. Market risk refers to the risk of loss that may result from the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. We manage our exposure to these risks by entering into long term debt obligations with appropriate price and term characteristics and by utilizing derivative financial instruments when they make business sense as follows:

Interest Rate Exposure
----------------------
Our objectives in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt on a majority of our borrowings and refinance debt when advantageous by entering into long term debt obligations, including but not limited to, debenture and industrial development revenue bonds, which usually possess better than prime interest rates. We have $5.7 billion in committed credit facilities for the purpose of funding our pending acquisitions and supporting general corporate activities. As of December 31, 2000 there was $765 million outstanding under these facilities and $109 million in commercial paper backed by these facilities. Once funds are drawn down on these facilities it is our intention to permanently fund these amounts through cash and investment balances, proceeds from the divestiture of our public services businesses and other debt and equity instruments. Based upon our overall interest rate exposure at December 31, 2000 a near term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Equity Price Exposure
---------------------
In December 1999,  our Board of Directors  authorized the purchase of up to $100 million worth of shares of our common stock. In April 2000, our Board of Directors authorized the purchase of up to an additional $100 million worth of shares of our common stock. We purchased approximately $49.2 million worth of our shares on the open market for cash and approximately $150 million worth of our shares using equity forward contracts. These types of contracts are exposed to equity price risk as these contracts are indexed to our common stock, which is traded on stock exchanges. Based upon our overall equity price exposure at December 31, 2000 a material near term change in the price of our common stock could materially affect our consolidated financial position, results of operations or cash flows.

Commodity Price Exposure
------------------------
During 2000, we purchased monthly gas future contracts to manage well defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. This commodity activity relates to our gas businesses and is not material to our consolidated financial position, results of operations or cash flows. As of December 31, 2000 we did not have any outstanding gas future contracts. In addition, we purchase fixed and variable priced gas supply contracts that are considered derivative instruments as defined by SFAS 133, however such contracts are excluded from the provisions of SFAS 133 as they are purchases made in the normal course of business and not for speculative purposes.

During the past year the decrease in the availability of power in certain areas of the country has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, we are currently disputing excessive power costs charged by our power supplier in the amount of approximately $57 million through December 31, 2000. We are allowed to recover from ratepayers these charges through the Purchase Power Fuel Adjustment clause. In an attempt to limit "rate shock" to our customers, we have requested that this deferred amount, plus interest, be recovered over a three-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovering certain amounts either through renegotiations or through the regulatory process.

We do not hold or issue derivative or other financial instruments for trading purposes.

Finally, the carrying amount of cash, accounts receivable, current maturities of long-term debt, accounts payable and other accrued liabilities approximate fair value because of the short maturity of these instruments.

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

The following documents are filed as part of this Report:

               1. Financial Statements, See Index on page F-1.

               2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None

                                    PART III
                                    --------

We intend to file with the Commission a definitive proxy statement for the 2001 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2000. The information called for by this Part III is incorporated by reference to that proxy statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)      The exhibits listed below are filed as part of this Report:

Exhibit
  No.          Description
-------        -----------
3.200.1        Restated  Certificate  of  Incorporation  of  Citizens   Communications  Company,  as  restated  May  19,  2000,
               (incorporated  by reference to Exhibit  3.200.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the six
               months ended June 30, 2000, File No. 001-11001).
3.200.2        By-laws of Citizens Communications  Company, with all amendments to July 18, 2000,  (incorporated by reference to
               Exhibit 3.200.2 to the Registrant's  Quarterly Report on Form 10-Q for the nine months ended September 30, 2000,
               File No. 001-11001).
4.100.1        Indenture of Securities,  dated as of August 15, 1991, to Chemical Bank, as Trustee,  (incorporated by reference to Exhibit  4.100.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the nine months ended September 30,
               1991, File No. 001-11001).
4.100.2        First  Supplemental  Indenture,  dated August 15,  1991,  (incorporated  by  reference to Exhibit  4.100.2 to the
               Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.100.3        Letter of  Representations,  dated August 20, 1991,  from  Citizens  Utilities  Company and  Chemical  Bank,  as
               Trustee,  to Depository  Trust Company (DTC) for deposit of securities with DTC,  (incorporated  by reference to
               Exhibit 4.100.3 to the Registrant's  Quarterly Report on Form 10-Q for the nine months ended September 30, 1991,
               File No. 001-11001).
4.100.4        Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee,  (incorporated by reference to Exhibit  4.100.4 to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1991,  File
               No. 001-11001).
4.100.5        Letter of  Representations,  dated  January 29, 1992,  from  Citizens  Utilities  Company and Chemical  Bank, as
               Trustee,  to DTC, for deposit of  securities  with DTC,  (incorporated  by  reference to Exhibit  4.100.5 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
4.100.6        Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee,  (incorporated by reference to
               Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File No. 001-11001).
4.100.7        Fourth Supplemental Indenture,  dated October 1, 1994, to Chemical Bank, as Trustee,  (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).
4.100.8        Fifth  Supplemental  Indenture,  dated as of June 15,  1995,  to  Chemical  Bank,  as Trustee,  (incorporated  by reference to Exhibit 4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.100.9        Sixth  Supplemental  Indenture,  dated as of October 15, 1995,  to Chemical  Bank, as Trustee,  (incorporated  by reference to Exhibit 4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.100.11       Seventh Supplemental Indenture,  dated as of June 1, 1996, (incorporated by reference to Exhibit 4.100.11 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.100.12       Eighth Supplemental Indenture,  dated as of December 1, 1996,  (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.200.1        Indenture  dated as of January 15, 1996,  between  Citizens  Utilities  Company and Chemical  Bank, as indenture trustee  (incorporated by reference to Exhibit 4.200.1 to the Registrant's Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.2        First  Supplemental  Indenture dated as of January 15, 1996,  between  Citizens  Utilities  Company and Chemical
               Bank, as indenture  trustee,  (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current
               Report filed May 28, 1996, File No. 001-11001).
4.200.3        5% Convertible  Subordinated  Debenture due 2036, (contained as Exhibit A to Exhibit 4.200.2),  (incorporated by reference  to  Exhibit  4.200.2  to the  Registrant's  Form 8-K  Current  Report  filed May 28,  1996,  File No.
               001-11001).
4.200.4        Amended  and  Restated  Declaration  of Trust  dated as of  January  15,  1996,  of  Citizens  Utilities  Trust,
               (incorporated  by reference to Exhibit 4.200.4 to the  Registrant's  Form 8-K Current Report filed May 28, 1996,
               File No. 001-11001).
4.200.5        Convertible  Preferred  Security  Certificate,  (contained as Exhibit A-1 to Exhibit 4.200.4),  (incorporated by reference  to  Exhibit  4.200.4  to the  Registrant's  Form 8-K  Current  Report  filed May 28,  1996,  File No.
               001-11001).
4.200.6        Amended and Restated Limited  Partnership  Agreement dated as of January 15, 1996 of Citizens  Utilities Capital
               L.P.,  (incorporated by reference to Exhibit 4.200.6 to the  Registrant's  Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.7        Partnership  Preferred  Security  Certificate  (contained  as  Annex A to  Exhibit  4.200.6),  (incorporated  by reference  to  Exhibit  4.200.6  to the  Registrant's  Form 8-K  Current  Report  filed May 28,  1996,  File No.
               001-11001).
4.200.8        Convertible  Preferred  Securities  Guarantee  Agreement dated as of January 15, 1996 between Citizens  Utilities
               Company  and  Chemical  Bank,  as  guarantee  trustee,  (incorporated  by  reference  to Exhibit  4.200.8 to the
               Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.9        Partnership  Preferred  Securities  Guarantee  Agreement dated as of January 15, 1996 between Citizens Utilities
               Company  and  Chemical  Bank,  as  guarantee  trustee,  (incorporated  by  reference  to Exhibit  4.200.9 to the
               Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.10       Letter of  Representations,  dated  January 18, 1996,  from  Citizens  Utilities  Company and Chemical  Bank,  as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC, (incorporated  by reference to Exhibit
               4.200.10 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.300.1        Basic Equity Acquisition Contract between Citibank, N.A. and Citizens Utilities Company.
10.5           Participation Agreement between ELI, Shawmut Bank Connecticut,  National Association,  the Certificate Purchasers
               named therein,  the Lenders named therein, BA Leasing & Capital Corporation and Citizens Utilities Company dated as of April 28, 1995, and the related  operating  documents  (incorporated by reference to Exhibit 10.5 of ELI's
               Registration Statement on Form S-1 effective on November 21, 1997, File No. 333-35227).
10.6           Deferred  Compensation  Plans for  Directors,  dated November 26, 1984 and December 10, 1984,  (incorporated  by reference to Exhibit 10.6 to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1984,
               File No. 001-11001).
10.6.2         Non-Employee  Directors' Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997,
               (incorporated  by reference to Exhibit A to the  Registrant's  Proxy Statement dated April 4, 1995 and Exhibit A to the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.16.1        Employment  Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996,  (incorporated by  reference to Exhibit  10.16.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the nine months ended
               September 30, 1996, File No. 001-11001).
10.16.2        Employment Agreement between Citizens Communications Company and Leonard Tow, effective October 1, 2000.
10.17          1992 Employee  Stock  Purchase  Plan,  (incorporated  by reference to Exhibit 10.17 to the  Registrant's  Annual
               Report on Form 10-K for the year ended December 31, 1992, File No. 001-11001).
10.18          Amendments  dated May 21, 1993 and May 5, 1997,  to the 1992  Employee  Stock  Purchase  Plan,  (incorporated  by reference to the Registrant's  Proxy Statement dated March 31, 1993 and the  Registrant's  Proxy Statement dated
               March 28, 1997, respectively, File No. 001-11001).
10.19          Citizens Executive  Deferred Savings Plan dated January 1, 1996,  (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.20          Citizens  Incentive  Plan  restated as of March 21, 2000,  (incorporated  by  reference to Exhibit  10.19 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.21          1996 Equity  Incentive  Plan and amendment  dated May 5, 1997 to 1996 Equity  Incentive  Plan,  (incorporated  by reference  to  Exhibit  A to the  Registrant's  Proxy  Statement  dated  March 29,  1996 and  Exhibit B to Proxy
               Statement dated March 28, 1997, respectively, File No. 001-11001).
10.22          Competitive  Advance and  Revolving  Credit  Facility  Agreement  between  Citizens  Utilities  Company and Chase
               Manhattan Bank dated October 29, 1999,  (incorporated by reference to Exhibit 10.22 to the  Registrant's  Annual
               Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.23          Credit Facility  Agreement  between  Citizens  Communications  Company and Chase Manhattan Bank dated October 27,
               2000.
10.24.1        Indenture from ELI to Citibank,  N.A.,  dated April 15, 1999, with respect to ELI's 6.05% Senior Unsecured Notes due 2004,  (incorporated  by reference to Exhibit 10.24.1 of ELI's Annual Report on Form 10-K for the year ended
               December 31, 1999, File No. 0-23393).
10.24.2        First Supplemental  Indenture from ELI, Citizens Utilities Company and Citizens Newco Company to Citibank,  N.A.
               dated April 15, 1999, with respect to the 6.05% Senior  Unsecured Notes due 2004,  (incorporated by reference to
               Exhibit 10.24.2 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.3        Form of ELI's 6.05% Senior  Unsecured  Notes due 2004,  (incorporated  by reference to Exhibit  10.24.3 of ELI's
               Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.4        Letter of  Representations  to the  Depository  Trust Company dated April 28, 1999,  with respect to ELI's 6.05%
               Senior  Unsecured Notes due 2004,  (incorporated  by reference to Exhibit 10.24.4 of ELI's Annual Report on Form
               10-K for the year ended December 31, 1999, File No. 0-23393).
10.25          Asset Purchase  Agreements between Citizens Utilities Company and GTE Corporation dated May 27 and September 21,
               1999,  (incorporated by reference to Exhibit 10.25 to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.26          Asset Purchase  Agreements  between Citizens  Utilities Company and US West  Communications,  Inc. dated June 16,
               1999,  (incorporated by reference to Exhibit 10.26 to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.27          Asset Purchase  Agreements  between Citizens  Utilities  Company and American Water Works dated October 15, 1999,
               (incorporated  by reference to Exhibit 10.27 to the  Registrant's  Annual Report on Form 10-K for the year ended
               December 31, 1999, File No. 001-11001).
10.28          Asset  Purchase  Agreement  between  Citizens  Utilities  Company and GTE  Incorporated  dated December 16, 1999,
               (incorporated  by reference to Exhibit  10.28 to the  Registrant's  Quarterly  Report on Form 10-Q for the three months ended March 31, 2000, File No. 001-11001).
10.29          Asset Purchase  Agreement  between Citizens  Utilities Company and Cap Rock Energy Corp. dated February 11, 2000,
               (incorporated  by reference to Exhibit  10.29 to the  Registrant's  Quarterly  Report on Form 10-Q for the three months ended March 31, 2000, File No. 001-11001).
10.30          Asset Purchase  Agreement  between Citizens  Utilities  Company and Kauai Island Utility CO-OP dated February 11,
               2000,  (incorporated  by reference to Exhibit 10.30 to the  Registrant's  Quarterly  Report on Form 10-Q for the
               three months ended March 31, 2000, File No. 001-11001).
10.31          Asset Purchase  Agreement between Citizens  Utilities Company and Atmos Energy  Corporation dated April 13, 2000,
               (incorporated  by  reference  to Exhibit  10.31 to the  Registrant's  Quarterly  Report on Form 10-Q for the six
               months ended June 30, 2000, File No. 001-11001).
10.32          Stock Purchase Agreement among Citizens  Communications  Company,  Global Crossing Ltd. and Global Crossing North
               America,  Inc. dated July 11, 2000,  (incorporated by reference to Exhibit 10.32 to the  Registrant's  Quarterly
               Report on Form 10-Q for the nine months ended September 30, 2000, File No. 001-11001).
10.33          2000 Equity Incentive Plan dated May 18, 2000.
10.34          Basic Equity Acquisition Contract dated February 24, 2000.
10.35          Intercompany Agreement between Citizens  Communications Company and Electric Lightwave,  Inc. dated September 11,
               2000  (incorporated  by  reference  to  Exhibit  10.28 of ELI's  Annual  Report on Form 10-K for the year  ended
               December 31, 2000, File No. 0-23393).
10.36          Loan  Agreement  between  Citizens  Communications  Company and Electric  Lightwave,  Inc. dated October 30, 2000
               (incorporated  by reference to Exhibit 10.29 of ELI's Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 0-23393).
12             Computation  of ratio of  earnings  to fixed  charges  (this item is  included  herein  for the sole  purpose of incorporation by reference).
21             Subsidiaries of the Registrant
23             Auditors' Consent



Exhibits 10.6, 10.6.2,  10.16.1,  10.16.2, 10.17, 10.18, 10.19, 10.20, 10.21 and
10.33 are management contracts or compensatory plans or arrangements.

We agree to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of the instruments governing the long-term debt of Louisiana General Services, Inc.; copies of separate loan agreements and indentures governing various Industrial Development Revenue Bonds; copies of documents relating to indebtedness of subsidiaries acquired during 1996, 1997 and 1998, and copies of the credit agreement between Electric Lightwave, Inc. and Citibank, N. A. dated November 21, 1997. We agree to furnish to the Commission upon request copies of schedules and exhibits to items 10.25, 10.26, 10.27, 10.28, 10.29, 10.30, 10.31, and
10.32.


(b) Reports on Form 8-K: We filed on Form 8-K dated August 31, 2000, under Item 7 "Financial Statements, Exhibits," financial statements of businesses acquired and pro forma financial information.

     We filed on Form 8-K dated  November 13, 2000,  under Item 7  "Exhibits," a
     press  release  announcing   financial  results  for  third  quarter  ended
     September 30, 2000 and operating data.

     We filed on Form 8-K dated December 15, 2000, under Item 5 "Other Events" and Item 7 "Exhibits," a press release announcing the settlement of a rate proceeding with the Louisiana Public Service Commission.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                              By: /s/ Leonard Tow
                                 ----------------
                                   Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
                  Chairman of Executive Committee and Director

                                  March 8, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March 2001.

               Signature                                                         Title
               ---------                                                         -----

      /s/ Robert J. Larson                                        Vice President and Chief Accounting Officer
    ------------------------------
          (Robert J. Larson)

      /s/ Norman I. Botwinik                                      Director
    ------------------------------
          (Norman I. Botwinik)

      /s/  Rudy J. Graf                                           Vice Chairman of the Board, President and Chief
    ------------------------------                                Operating Officer, and Director
         (Rudy J. Graf)

      /s/ Aaron I. Fleischman                                     Member, Executive Committee and Director
    ------------------------------
          (Aaron I. Fleischman)

      /s/ Stanley Harfenist                                       Member, Executive Committee and Director
    ------------------------------
          (Stanley Harfenist)

       /s/ Andrew N. Heine                                        Director
    ------------------------------
           (Andrew N. Heine)

       /s/ John L. Schroeder                                      Director
    ------------------------------
           (John L. Schroeder)

       /s/ Robert D. Siff                                         Director
    ------------------------------
           (Robert D. Siff)

       /s/ Scott N. Schneider                                     Vice Chairman of the Board, Executive Vice President,
   ------------------------------                                Chairman of Citizens Capital Ventures and Director
        (Scott N. Schneider)

       /s/ Robert A. Stanger                                      Member, Executive Committee and Director
    ------------------------------
          (Robert A. Stanger)

      /s/ Charles H. Symington, Jr.                               Director
    -------------------------------
        (Charles H. Symington, Jr.)

      /s/ Edwin Tornberg                                          Director
    -------------------------------
          (Edwin Tornberg)

      /s/ Claire L. Tow                                           Director
    -------------------------------
          (Claire L. Tow)



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                                 Page
----                                                                                                 ----
Independent Auditors' Report                                                                          F-2

Consolidated balance sheets as of December 31, 2000 and 1999                                          F-3

Consolidated statements of income (loss) and comprehensive income (loss) for the years ended
   December 31, 2000, 1999 and 1998                                                                   F-4

Consolidated statements of shareholders' equity for the years ended                                   F-5
   December 31, 2000, 1999 and 1998

Consolidated statements of cash flows for the years ended
   December 31, 2000, 1999 and 1998                                                                   F-6

Notes to consolidated financial statements                                                            F-7


                          Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income (loss) and comprehensive income
(loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                                KPMG LLP




New York, New York
March 8, 2001


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                ($ in thousands)

                                                                                         2000          1999
                                                                                     ----------     ----------
ASSETS
Current assets:
   Cash                                                                              $   31,223   $    37,141
   Accounts receivable, net                                                             243,304       241,519
   Materials and supplies                                                                10,945        12,624
   Short-term investments                                                                38,863             -
   Other current assets                                                                  52,545        17,340
   Assets held for sale                                                               1,212,307     1,060,704
   Assets of discontinued operations                                                    673,515       595,710
                                                                                    -----------     ----------
     Total current assets                                                             2,262,702     1,965,038

Property, plant and equipment, net                                                    3,509,767     2,888,718

Investments                                                                             214,359       591,386
Goodwill and customer base, net                                                         633,268        30,187
Regulatory assets                                                                       175,949       184,942
Other assets                                                                            158,961       111,474
                                                                                    -----------    -----------
         Total assets                                                                $6,955,006   $ 5,771,745
                                                                                    ===========    ===========

LIABILITIES AND EQUITY
Current liabilities:
   Long-term debt due within one year                                                $  181,014   $    31,156
   Accounts payable                                                                     171,002       187,984
   Income taxes accrued                                                                   3,429        75,161
   Other taxes accrued                                                                   31,135        27,823
   Interest accrued                                                                      36,583        30,788
   Customer deposits                                                                     18,683        32,842
   Other current liabilities                                                             69,551        81,258
   Liabilities related to assets held for sale                                          290,575       139,157
   Liabilities of discontinued operations                                               190,496       171,112
                                                                                    -----------    -----------
     Total current liabilities                                                          992,468       777,281

Deferred income taxes                                                                   490,487       460,208
Customer advances for construction and contributions in aid of construction             205,604       179,831
Other liabilities                                                                       108,321        87,668
Regulatory liabilities                                                                   24,573        27,000
Long-term debt                                                                        3,062,289     2,107,460
Minority interest in subsidiary                                                               -        11,112
Equity forward contracts                                                                150,013             -
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*              201,250       201,250
Shareholders' equity                                                                  1,720,001     1,919,935
                                                                                    -----------    -----------
     Total liabilities and shareholders' equity                                      $6,955,006   $ 5,771,745
                                                                                    ===========    ===========


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Consolidated Financial Statements.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                 ($ in thousands, except for per-share amounts)

                                                                                             2000         1999          1998
                                                                                        -----------   ----------    ----------
Revenue                                                                                  $1,802,358   $1,598,236    $1,448,588

Operating expenses:
     Cost of services                                                                       449,121      361,806       359,762
     Depreciation and amortization                                                          387,607      310,185       245,475
     Other operating expenses                                                               803,900      851,969       692,389
     Acquisition assimilation expense                                                        39,929        3,916             -
                                                                                        ------------   ---------    ----------
         Total operating expenses                                                         1,680,557    1,527,876     1,297,626
                                                                                        ------------   ---------    ----------

         Operating income                                                                   121,801       70,360       150,962

Investment income, net                                                                        4,736      243,885        32,352
Other loss, net                                                                              (1,386)         (88)      (26,236)
Minority interest                                                                            12,222       23,227        14,032
Interest expense                                                                            187,366      119,675       101,796
                                                                                        ------------   ---------    ----------
     Income (loss) from continuing operations before income taxes, dividends on convertible
       preferred securities and cumulative effect of change in accounting principle         (49,993)     217,709        69,314

Income tax expense (benefit)                                                                (16,132)      74,900        16,660
                                                                                        ------------   ---------    ----------
     Income (loss) from continuing operations before dividends on convertible
       preferred securities and cumulative effect of change in accounting principle         (33,861)     142,809        52,654

Dividends on convertible preferred securities, net of income tax benefit                      6,210        6,210         6,210
                                                                                        -----------    ---------    ----------
     Income (loss) from continuing operations before cumulative effect of change
       in accounting principle                                                              (40,071)     136,599        46,444

Income from discontinued operations, net of tax                                              11,677        7,887        12,950
                                                                                        -----------    ---------    ----------
     Income (loss) before cumulative effect of change in accounting principle               (28,394)     144,486        59,394

Cumulative effect of change in accounting principle, net of income tax and
  related minority interest                                                                       -            -         2,334
                                                                                        -----------    ---------    ----------
     Net income (loss)                                                                   $  (28,394)  $  144,486    $   57,060
                                                                                        ===========    =========    ==========

Other comprehensive income (loss), net of income tax and reclassification adjustments       (14,505)     (41,769)       52,872
                                                                                        -----------    ---------    ----------

    Total comprehensive income (loss)                                                    $  (42,899)  $  102,717    $  109,932
                                                                                        ===========    =========    ==========

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share:
     Basic                                                                                  $ (0.15)      $ 0.52        $ 0.18
     Diluted                                                                                $ (0.15)      $ 0.52        $ 0.18

Income from discontinued operations per common share:
     Basic                                                                                  $  0.04       $ 0.03        $ 0.05
     Diluted                                                                                $  0.04       $ 0.03        $ 0.05

Income (loss) before cumulative effect of change in accounting principle per common share:
     Basic                                                                                  $ (0.11)      $ 0.55        $ 0.23
     Diluted                                                                                $ (0.11)      $ 0.55        $ 0.23

Net income (loss) per common share:
     Basic                                                                                  $ (0.11)      $ 0.55        $ 0.22
     Diluted                                                                                $ (0.11)      $ 0.55        $ 0.22


The accompanying Notes are an integral part of these Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                 ($ in thousands, except for per-share amounts)


                                                                                         Accumulated
                                                     Common     Additional                  Other                    Total
                                                     Stock       Paid-In     Retained   Comprehensive  Treasury   Shareholders'
                                                    ($0.25)      Capital     Earnings   Income (Loss)    Stock       Equity
                                                   ----------- -------------------------------------------------- -------------

Balance January 1, 1998                              $ 62,749   $ 1,480,425   $ 132,217        $ 3,820   $     -    $ 1,679,211
                                                   ----------- --------------  -----------  -----------  --------  -------------
   Acquisitions                                           133         2,150           -              -         -          2,283
   Common stock buybacks to fund dividends               (453)      (14,370)          -              -         -        (14,823)
   Stock plans                                            171         5,935           -              -         -          6,106
   Stock issuances to fund EPPICS dividends               273         9,789           -              -         -         10,062
   Net income                                               -             -      57,060              -         -         57,060
   Other comprehensive income, net
     of tax and reclassification adjustment                 -             -           -         52,872         -         52,872
   Stock dividends in shares of Common Stock            1,914        70,259     (72,173)             -         -              -
                                                   ----------- --------------  -----------  -----------  --------  -------------
Balance December 31, 1998                              64,787     1,554,188     117,104         56,692         -      1,792,771
                                                   ----------- --------------  -----------  -----------  --------  -------------
   Common stock buybacks to fund EPPICS dividends        (157)       (6,468)          -              -         -         (6,625)
   Stock plans                                            638        20,475           -              -         -         21,113
   Stock issuances to fund EPPICS dividends               251         9,708           -              -         -          9,959
   Net income                                               -             -     144,486              -         -        144,486
   Other comprehensive loss, net
     of tax and reclassification adjustment                 -             -           -        (41,769)        -        (41,769)
                                                   ----------- --------------  -----------  -----------  --------  -------------
Balance December 31, 1999                              65,519     1,577,903     261,590         14,923         -      1,919,935
                                                   ----------- --------------  -----------  -----------  --------  -------------
   Acquisitions                                            28         1,770           -              -      1,861         3,659
   Treasury stock acquisitions                              -             -           -              -    (49,209)      (49,209)
   Stock plans                                            895        42,156           -              -     (4,523)       38,528
   Equity forward contracts                                 -      (150,013)          -              -         -       (150,013)
   Net loss                                                 -             -     (28,394)             -         -        (28,394)
   Other comprehensive loss, net
     of tax and reclassification adjustment                 -             -           -        (14,505)        -        (14,505)
                                                   ----------- --------------  -----------  -----------  ---------  -------------
Balance December 31, 2000                            $ 66,442   $ 1,471,816   $ 233,196        $   418  $ (51,871)  $ 1,720,001
                                                   =========== ==============  ===========  ===========  ========== =============


The accompanying Notes are an integral part of these Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                ($ in thousands)


                                                                    2000            1999            1998
                                                                ----------      ----------      ----------
Net cash provided by continuing operating activities             $ 308,144       $ 370,289       $ 249,899

Cash flows from investing activities:
      Capital expenditures                                        (536,639)       (573,330)       (477,976)
      Securities purchased                                        (101,427)     (1,068,451)       (952,628)
      Securities sold                                              381,699       1,084,239         992,769
      Securities matured                                            16,072           7,435           2,000
      Acquisitions                                                (986,133)              -         (88,863)
      ELI share purchases                                          (38,748)              -               -
      Other                                                         (8,454)         (2,833)         (6,398)
                                                                ----------      -----------     -----------
Net cash used by investing activities                           (1,273,630)       (552,940)       (531,096)

Cash flows from financing activities:
      Short-term debt borrowings (repayments)                            -        (110,000)         42,000
      Long-term debt borrowings                                  1,063,158         340,503         240,485
      Long-term debt principal payments                            (46,972)        (46,619)         (7,302)
      Issuance of common stock                                      19,773          21,113           7,101
      Common stock buybacks                                        (49,209)         (6,625)        (14,823)
      Other                                                         30,684          (6,363)         40,232
                                                                ----------      ----------      -----------
Net cash provided by financing activities                        1,017,434         192,009         307,693

Cash used by discontinued operations                               (57,866)         (4,139)        (29,737)

Increase (decrease) in cash                                         (5,918)          5,219          (3,241)
Cash at January 1,                                                  37,141          31,922          35,163
                                                                ----------      ----------      ----------

Cash at December 31,                                              $ 31,223        $ 37,141        $ 31,922
                                                                ==========      ==========      ==========

Non-cash investing and financing activities:
      Increase in capital lease asset                            $ 102,192        $ 60,321         $ 7,987
      Equity forward contracts                                     150,013               -               -
      Issuance of shares for acquisitions                            3,659               -           2,283
      Issuance of shares for dividends                                   -           9,959          82,235
      Debt assumed from acquisitions                                     -               -          13,800


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies:

     (a) Description of Business:
         -----------------------
         Citizens Communications Company and its subsidiaries are referred to as "we", "us" or "our" in this report. We provide wireline communications services primarily to customers in rural areas and small and medium sized cities and towns throughout the United States as an incumbent local exchange carrier (ILEC). In addition, we provide competitive local exchange carrier (CLEC) services to business customers and to other communications carriers in the western United States through our 85% owned subsidiary, Electric Lightwave Inc. (ELI). We also provide public services including natural gas transmission and distribution, electric transmission and distribution and water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. We are not dependent upon any single geographic area or single customer for our revenue.

         In recent years, we have focused our efforts and resources toward transforming ourselves into a telecommunications provider. In order to execute this strategy, we announced our intention to acquire telephone access lines and to partially fund our future expansion into the telecommunications business through the divestiture of our public utility operations. During 1999, opportunities became available to acquire a significant number of telephone access lines that met our investment criteria. These acquisitions are consistent with our strategy to broaden our geographic profile and to acquire and operate ILEC businesses in small and medium sized cities and towns. They provide us with the opportunity to further achieve critical mass as well as economies of scale throughout the United States and will enable us to improve operating efficiencies. Between May 1999 and July 2000, we announced that we had entered into agreements to purchase approximately 2,034,700 telephone access lines (as of December 31, 2000) for approximately $6,471,000,000 in cash (see Note 4). Also, we have agreements to sell all of our water and wastewater treatment businesses, one of our electric businesses and one of our gas businesses for approximately $1,470,000,000 in cash plus the assumption of certain liabilities (see Note 5).

     (b) Principles of Consolidation and Use of Estimates:
         -------------------------------------------------
         Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications of balances previously reported have been made to conform to current presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Revenue Recognition:
         -------------------
         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and did not have a material impact on our financial statements.

         ILEC
         ----
         Network access services - Monthly recurring network access service charges are billed in advance with any portion that is billed but unearned recorded as deferred revenue on the balance sheet as part of accrued expenses which are then recognized as revenue over the period that services are provided. Non-recurring network access services are billed in arrears and recognized as revenue in the period services are provided. Earned but unbilled network access service revenue is accrued for and included in accounts receivable and revenue in the period services are provided. Network access revenue primarily consists of switched access revenue billed to other carriers. Switched access revenue is billed in arrears and recognized as revenue in the period services are provided based on originating and terminating minutes of use. Network access revenue also contains special access revenue. Special access revenue is billed in arrears and recognized in revenue in the period services are provided.

         Local services - Monthly recurring local line charges are billed to end users in advance and recognized as revenue in the period of billing with any portion that is billed but unearned recorded as deferred revenue on the balance sheet as part of accrued expenses. Non-recurring local services are billed in arrears and recognized as revenue in the period services are provided. Earned but unbilled local service revenue is accrued for and included in accounts receivable and revenue in the period services are provided.

         Long distance services - Long distance services are billed in arrears and recognized as revenue in the period services are provided. Earned but unbilled long distance revenue is accrued for and included in accounts receivable and revenue in the period services are provided.

         Directory services and Other - Revenue is recognized when services are provided or when products are delivered to customers. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship.

         ELI - Revenue is recognized when the services are provided. Certain revenue are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship.

         Public Services - Revenue is recognized when services are provided for public services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public services revenue is accrued for and included in accounts receivable and revenue.

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

         AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction of regulated assets. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, we are permitted to include in the rates charged for regulated services a fair return on and depreciation of such AFUDC included in plant in service. The amount of AFUDC relating to equity is included in other loss, net ($3,257,000, $4,586,000 and $3,869,000 for 2000, 1999 and 1998,
         respectively) and the amount relating to borrowings is included as a reduction of interest expense ($3,504,000, $4,206,000 and $3,010,000 for 2000, 1999 and 1998, respectively). Capitalized interest for unregulated construction activities amounted to $4,766,000, $8,681,000 and $10,444,000 for 2000, 1999 and 1998, respectively.

     (e) Regulatory Assets and Liabilities:
         ---------------------------------
         Certain of our local exchange telephone operations and all of our public services operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". For these entities, regulators can establish regulatory assets and liabilities that are required to be reflected in the balance sheet in anticipation of future recovery through the ratemaking process.

         Our consolidated balance sheet as of December 31, 2000 included regulatory assets of approximately $62.0 million and regulatory liabilities of approximately $4.1 million associated with our local exchange telephone operations. The remainder of the regulatory assets and regulatory liabilities on the balance sheet are associated with assets and liabilities held for sale and discontinued operations. In addition, property, plant and equipment for the properties subject to SFAS 71 have been depreciated using the straight-line method over plant lives approved by regulators. Such depreciable lives may exceed the lives that would have been used if we did not operate in a regulated environment.

         SFAS No. 101 "Regulated Enterprises Accounting for the Discontinuance of Application of SFAS No. 71" specifies the accounting required when the regulated operations of an enterprise are no longer expected to meet the provisions of SFAS 71 in the future due to changes in regulations, competition and the operations of regulated entities. SFAS 101 would require the write-off of a portion of our regulatory assets and liabilities, as a net non-cash charge or credit to income, if it were determined that the conditions requiring the use of SFAS 71 no longer apply in the future. SFAS 101 further provides that the carrying amount of property, plant and equipment would be adjusted to reflect the use of shorter depreciation lives only to the extent that the net book value of these assets are impaired and that impairment shall be measured as described in Note 1(f) below.

         The ongoing applicability of SFAS 71 to our regulated telephone operations is continually monitored due to the changing regulatory, competitive and legislative environment and the changes that may occur in our future operations as we acquire and consolidate our local exchange telephone operations. It is possible that future environmental changes, or changes in the demand for our products and services could result in our telephone operations no longer being subject to the provisions of SFAS 71. If discontinuation of SFAS 71 becomes appropriate, the accounting may result in a material non-cash effect on our results of operations and financial position that can not be estimated at this time.

    (f) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
        ------------------------------------------------------------------------
         We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceed the fair value. During the fourth quarter of 1999, we determined that certain long-lived ILEC assets were impaired. As a result, we recorded $36,136,000 of pre-tax charges as part of other operating expenses, including approximately $15,369,000 related to a decision made by management to discontinue development of certain operational systems and approximately $20,767,000 related to certain regulatory assets deemed to be no longer recoverable.

     (g) Investments:
         -----------
         We classify our investments at purchase as available-for-sale or held-to-maturity. We do not maintain a trading portfolio.

         Securities classified as available-for-sale are carried at estimated fair market value. These securities are held for an indefinite period of time, but might be sold in the future as changes in market conditions or economic factors occur. Net aggregate unrealized gains and losses related to such securities, net of taxes, are included as a separate component of shareholders' equity. Held-to-maturity securities represented those which we have the ability and intent to hold to maturity and are carried at amortized cost, adjusted for amortization of premiums/discounts and accretion over the period to maturity.
         Interest, dividends and gains and losses realized on sales of securities are reported in Investment income.

         We evaluate our investments periodically to determine whether any decline in fair value, below the amortized cost basis, is other than temporary. If we determine that a decline in fair value is other than temporary, the cost basis of the individual investment is written down to fair value which becomes the new cost basis. The amount of the write down is included in earnings as a loss.

     (h) Income Taxes, Deferred Income Taxes and Investment Tax Credits:
         ---------------------------------------------------------------
         We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Regulatory assets and liabilities (see Note 1(e)) include income tax benefits previously flowed through to customers and from the AFUDC, the effects of tax law changes and the tax benefit associated with unamortized deferred investment tax credits. These regulatory assets and liabilities represent the probable net increase in revenue that will be reflected through future ratemaking proceedings. The investment tax credits relating to regulated operations, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

     (i) Employee Stock Plans:
         --------------------
         We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we recognize compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant. We provide pro forma net income
         (loss) and pro forma net income (loss) per common share disclosures for employee stock option grants made in 1995 and thereafter based on the fair value of the options at the date of grant (see Note 11). Fair value of options granted is computed using the Black Scholes option pricing model.

(j)      Minority Interest and Minority Interest in Subsidiary:
         ------------------------------------------------------
         Minority interest represents the minority's share of ELI's net loss (minority interest in subsidiary, as presented on the balance sheet at December 31, 1999, represents the minority's share of ELI's equity capital). Since ELI's initial public offering, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results.

(k)      Net Income Per Common Share:
         ----------------------------
         Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on.

(l)      Goodwill and Customer Base:
         ---------------------------
         Goodwill and customer base represents the excess of purchase price over the fair value of identifiable assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and customer base, accordingly. We depreciate the assets over their respective depreciable lives and amortize goodwill and customer base by use of the straight-line method (see Note 4 for current acquisitions). We regularly examine the carrying value of our goodwill and customer base to determine whether there is any impairment losses. See Note 1(f) above related to our impairment policy.

(m)      Changes in Accounting Principles:
         ---------------------------------
         In September 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13,
         Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The EITF clarifies when financial instruments that are indexed to or potentially settled in a company's own stock are to be classified as an asset or liability and when they are to be classified as equity. The EITF allows for a transition period for contracts existing at the date of the consensus and remaining outstanding at June 30, 2001 to allow time for contracts to be modified in order for a company to continue to account for certain contracts as equity after June 30, 2001. (see Note 10)

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. We expect the adoption of SFAS 133 could increase the volatility of operating results in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. We have adopted SFAS 133 as of January 1, 2001. Based on our analysis of the statement, we have not identified any derivative instruments subject to its provisions and therefore, SFAS 133, upon adoption, will not have any impact on our financial statements.

         In April 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the unamortized portion of deferred start up costs be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. Certain third party direct costs incurred by ELI in connection with negotiating and securing initial rights-of-way and developing network design for new market clusters or locations had been capitalized by ELI in previous years and were being amortized over five years. We elected to early adopt SOP 98-5 effective January 1, 1998. The net book value of these deferred amounts was $3,394,000 which has been reported as a cumulative effect of a change in accounting principle in the statement of income (loss) and comprehensive income
         (loss) for the year ended December 31, 1998, net of an income tax benefit of $577,000 and the related minority interest of $483,000.

(2)      Accounts Receivable
         -------------------

         The components of accounts receivable, net at December 31, 2000 and 1999 are as follows:

              ($ in thousands)                                      2000            1999
                                                             --------------- ---------------

              Customers                                           $ 229,911       $ 213,457
              Other                                                  37,306          56,340
              Less:  Allowance for doubtful accounts                (23,913)        (28,278)
                                                             --------------- ---------------
                  Accounts receivable, net                        $ 243,304       $ 241,519
                                                             =============== ===============


(3)   Property, Plant and Equipment:
      ------------------------------

     The components of property, plant and equipment at December 31, 2000 and 1999 are as follows:

                                                               Estimated
($ in thousands)                                             Useful Lives            2000              1999
                                                           ------------------  ----------------- -----------------

Telephone outside plant                                      4 to 56 years          $ 2,721,425       $ 2,244,808
Telephone central office equipment                           5 to 20 years            1,644,302         1,272,647
Information systems and other administrative assets          4 to 58 years              635,752           619,865
Other                                                                                    52,531            34,498
Construction work in progress                                                           242,472           286,836
                                                                               ----------------- -----------------
                                                                                      5,296,482         4,458,654
Less: accumulated depreciation                                                       (1,786,715)       (1,569,936)
                                                                               ----------------- -----------------
                                                                                    $ 3,509,767       $ 2,888,718
                                                                               ================= =================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $369,930,000, $307,428,000 and $242,791,000 for the years ended December 31, 2000, 1999 and 1998, respectively. We ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001 (see Note 5).

(4)  Mergers and Acquisitions:
     -------------------------

     From May 27, 1999 through July 12, 2000, we entered into several agreements to acquire approximately 2,034,700 telephone access lines (as of December 31, 2000) for approximately $6,471,000,000 in cash. These transactions have been and will be accounted for using the purchase method of accounting. As a result, the results of operations of the acquired properties have been and will be included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

         On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon Communications, formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171,000,000 in cash. These acquisitions are subject to various state and federal regulatory approvals. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 access lines for approximately $205,000,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 access lines for approximately $439,000,000 in cash. On November 30, 2000, we closed on the Illinois/Wisconsin purchase of approximately 112,900 access lines for approximately $304,000,000 in cash. We expect that the remainder of the Verizon transactions will close on a state-by-state basis in the first half of 2001.

         On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest Communications, formerly US West (Qwest), approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for approximately $38,000,000 in cash. We expect that the remainder of the Qwest acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis by the end of the first quarter of 2002.

         On July 12, 2000, we announced a definitive agreement to purchase from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp., which owns approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650,000,000 in cash. We expect that this transaction, which is subject to various state and federal regulatory approvals, will be completed in the second half of 2001.

     In November 1998, we acquired all of the stock of Rhinelander Telecommunication, Inc. (RTI) for approximately $84,000,000 in cash. RTI is a diversified telecommunications company engaged in providing local exchange, long distance, Internet access, wireless and cable television services to rural markets in Wisconsin. This transaction was accounted for using the purchase method of accounting and the results of operations of RTI have been included in the accompanying financial statements from the date of acquisition.

     In October  1998, we acquired all of the stock of St.  Charles  Natural Gas
     Company for approximately $5,000,000 in cash. St. Charles Natural Gas Company was a natural gas distribution company serving 5,000 customers in Louisiana and became part of our Louisiana Gas Services operations. This transaction was accounted for using the purchase method of accounting and the results of operations of St. Charles Natural Gas Company have been included in the accompanying financial statements from the date of acquisition.

     The following summarizes the allocation of purchase prices for 2000, 1999 and 1998.

          ($ in thousands)


                                         Number of                    Allocated to:
                            Purchase    Properties   --------------------------------------------
             Year            Price       Acquired     Plant    Goodwill    Net Other      Total
             ----            -----       --------     -----    --------    ---------      -----
             2000          $986,133        4        $401,004    $584,306       $823      $986,133
             1999                 -        -               -           -          -             -
             1998            88,863        2          97,981       8,351   (17,469)        88,863


     The following pro forma financial information for 2000 and 1999 presents the combined results of our operations, the Verizon Nebraska, Minnesota and Illinois/Wisconsin properties acquired on June 30, 2000, August 31, 2000 and November 30, 2000, respectively and the Qwest North Dakota property acquired on October 31, 2000. The pro forma financial information for 1998 presents the combined results of our operations and RTI. The effect of St. Charles Natural Gas Company is not material. The pro forma information presents the combined results as if the acquisitions had occurred at the beginning of the year prior to its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods.


     ($ in thousands, except per share amounts)
                                                   2000            1999             1998
                                             ---------------  --------------   --------------
Revenue                                         $ 1,947,522     $ 1,795,222      $ 1,465,948
Net income (loss)                                 $ (39,542)      $ 116,665         $ 55,940
Net income (loss) per share                         $ (0.15)         $ 0.45           $ 0.22


(5)   Discontinued Operations and  Assets Held for Sale:
     --------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public services businesses, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public services businesses will be used to partially fund the telephone access line purchases (see Note 4).

     Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,470,000,000 in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

         On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745,000,000 in cash and $90,000,000 of assumed debt. These transactions are currently expected to close in the second half of 2001 following regulatory approvals.

         On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). Cap Rock has failed to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. The agreement with Cap Rock was terminated on March 7, 2001. It is our intention to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the HPUC denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-Op for $270,000,000 in cash including the assumption of certain liabilities. We are considering a variety of options, including filing a request for reconsideration of the decision, which may include filing a new application.

         On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365,000,000 in cash plus the assumption of certain liabilities. This transaction is expected to close in the first half of 2001 following regulatory approvals.

     Discontinued operations in the consolidated statements of income (loss) and comprehensive income (loss) reflect the results of operations of the water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

     In 1999, we initially accounted for the planned divestiture of all the public services properties as discontinued operations. As of December 31, 2000, we did not have agreements to sell our entire gas and electric segments. Consequently, in the third and fourth quarters of 2000, we reclassified all of our gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale", respectively, we also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations and restated the 1999 balance sheet to conform to the current presentation. Additionally, because both our gas and electric operations are expected to be sold at a profit, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been $6.8 million for the three months ended December 31, 2000. We are continuing to actively pursue buyers for our remaining gas and electric businesses.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

($ in thousands)                            2000            1999
                                        ----------      ----------
Current assets                            $ 18,578        $ 18,074
Net property, plant and equipment          639,994         550,187
Other assets                                14,943          27,449
                                        ----------      ----------
Total assets                             $ 673,515       $ 595,710
                                        ==========      ==========

Current liabilities                       $ 21,062            $ 60
Long-term debt                              90,546          89,826
Other liabilities                           78,888          81,226
                                        ----------      ----------
Total liabilities                        $ 190,496         171,112
                                        ==========      ----------


                                         For the years ended December 31,
                                      -------------------------------------
                                       2000            1999            1998
                                      ----------     ----------     --------
Revenue                                $ 105,202     $ 102,408       $ 93,784
Operating income                          27,415        19,887         27,207
Income taxes                               5,721         3,917          5,677
Net income                                11,677         7,887         12,950


     Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:


($ in thousands)                                         2000            1999
                                                   --------------  --------------

Current assets                                         $ 127,495        $ 91,176
Net property, plant and equipment                        953,328         909,771
Other assets                                             131,484          59,757
                                                   --------------  --------------
Total assets held for sale                           $ 1,212,307     $ 1,060,704
                                                   ==============  ==============

Current liabilities                                    $ 169,066        $ 17,980
Long-term debt                                            43,980          43,992
Other liabilities                                         77,529          77,185
                                                   --------------  --------------
Total liabilities related to assets held for sale      $ 290,575       $ 139,157
                                                   ==============  ==============


(6)      Investments:
         -----------

     The components of investments at December 31, 2000 and 1999 are as follows:

($ in thousands)                             2000             1999
                                         ------------     ------------
Marketable equity securities               $ 211,086        $ 243,591
Other fixed income securities                  3,055          114,774
State and municipal securities                   218          233,021
                                         ------------     ------------
                                           $ 214,359        $ 591,386
                                         ============     ============

     During 2000, we realized approximately $1,100,000 of gross gains and $19,400,000 of gross losses resulting in approximately $397,800,000 of proceeds associated with the sales of state and municipal securities and other fixed income securities.

     In January 1999, Centennial was merged with CCW Acquisition Corp., a company organized at the direction of Welsh, Carson, Anderson & Stowe. We were a holder of 1,982,294 shares of Centennial Class B Common Stock. In addition, as a holder of 102,187 shares of Mandatorily Redeemable Convertible Preferred Stock of Centennial, we were required to convert the preferred stock into approximately 2,972,000 shares of Class B Common Stock. We received approximately $205,600,000 in cash for all of our Common Stock interests and approximately $17,500,000 related to accrued dividends on the preferred stock. As a result of the merger, we realized and reported a pre-tax gain of approximately $69,500,000 in the first quarter 1999 in Investment income.

     On October 1, 1999, Adelphia Communication Corp. (Adelphia) was merged with Century Communications Corp. (Century). We owned 1,807,095 shares of Century Class A Common Stock. Pursuant to this merger agreement, Century Class A Common shares were exchanged for $10,832,000 in cash and 1,206,705 shares of Adelphia Class A Common Stock (for a total market value of $79,600,000 based on Adelphia's October 1, 1999 closing price of $57.00). As a result of the merger, we realized and reported a pre-tax gain of approximately $67,600,000 in the fourth quarter of 1999 in Investment income.

     One of our subsidiaries, in a joint venture with a subsidiary of Century, owned and operated four cable television systems in southern California serving over 90,000 basic subscribers. In July 1999, we entered into a separate agreement with Adelphia to sell our interest in the joint venture. Pursuant to this agreement on October 1, 1999, we received approximately $27,700,000 in cash and 1,852,302 shares of Adelphia Class A Common Stock (for a total market value of $133,300,000 based on Adelphia's October 1, 1999 closing price of $57.00). As a result of the sales, we realized and reported a pre-tax gain of approximately $83,900,000 in the fourth quarter of 1999 in Investment income.

     Our Chairman and Chief Executive Officer was also Chairman and Chief Executive Officer of Century prior to its merger with Adelphia. Centennial was a majority-owned subsidiary of Century until it was sold. Our Chairman and Chief Executive Officer is a significant holder of Adelphia shares.

     The following summarizes the amortized cost, gross unrealized holding gains and losses and fair market value for investments.


                                                               Unrealized Holding
                                                          ----------------------------      Aggregate Fair
Investment Classification                Amortized Cost       Gains          (Losses)         Market Value
-------------------------               ---------------    -----------     -----------      ---------------

As of December 31, 2000
-----------------------
Available-for-Sale                         $ 213,681         $ 17,853        $ (17,175)       $ 214,359

As of December 31, 1999
-----------------------
Available-for-Sale                         $ 567,208         $ 37,025        $ (12,847)       $ 591,386


     Marketable equity securities for 2000 and 1999 include an investment of 19% of the equity in Hungarian Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. This investment declined in value during 1998 and in the fourth quarter of 1998 management determined that the decline was other than temporary. As a result, we recognized an impairment loss on this investment of $31,900,000 in 1998.

     In May 1999, in connection with a debt restructuring, we cancelled a note obligation from this investment and a seven-year consulting services agreement in exchange for the issuance to us of 1,300,000 shares of common stock and 30,000 shares of convertible preferred stock. Each share of convertible preferred stock has a liquidation value of $70 and is convertible at our option into 10 shares of common stock.

(7)  Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2000 and 1999. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.


($ in thousands)                             2000                               1999
                                ------------------------------      -----------------------------
                                     Carrying                           Carrying
                                      Amount        Fair Value           Amount        Fair Value
                                --------------    ------------      -------------     -----------
Investments                       $   214,359      $   214,359       $   591,386      $   591,386
Long-term debt                    $ 3,062,289      $ 2,815,850       $ 2,107,460      $ 2,046,541
EPPICS                            $   201,250      $   213,325       $   201,250      $   226,909


     The fair value of the above financial instruments are based on quoted prices at the reporting date for those financial instruments.

(8)  Long-term Debt:
     --------------

                                               Weighted average
($ in thousands)                               interest rate at                   December 31,
                                              December 31, 2000    Maturities         2000            1999
                                              -----------------   -----------    -------------   -------------
Debentures                                          7.23%          2001-2046      $ 1,000,000     $ 1,000,000
Industrial development revenue bonds                5.63%          2015-2033          385,483         353,494
Senior unsecured notes                              6.25%          2004-2012          361,000         361,000
Citizens bank credit facility                       7.19%             2002            765,000               -
ELI bank credit facility                            6.93%             2002            400,000         260,000
Rural Utilities Service Loan Contracts              5.84%          2001-2027           90,129          91,106
Other long-term debt and capital leases             10.26%         2001-2027          132,546          73,016
Commercial paper notes payable                                                        109,145               -
                                                                                  -----------    ------------
  Total long-term debt                                                              3,243,303       2,138,616
Less:  long-term debt due within one year                                             181,014          31,156
                                                                                  -----------    ------------
Total debt                                                                        $ 3,062,289     $ 2,107,460
                                                                                  ===========    ============


     The total principal amounts of industrial development revenue bonds were $389,535,000 in 2000 and $369,935,000 in 1999. Funds from industrial development revenue bond issuances are held by a trustee until qualifying construction expenditures are made at which time the funds are released. The amounts presented in the table above represent funds that have been used for construction through December 31, 2000 and 1999, respectively.

     At December 31, 2000, the commercial paper notes payable were classified as long-term debt because the obligations are expected to be refinanced with long-term debt securities.

     We have available lines of credit with financial institutions in the amounts of $5.7 billion, with associated facility fees of 0.10% per annum and $450,000,000 with no associated facility fees. These lines of credit expire on October 26, 2001 and provide us with one-year term-out options. These credit facilities are in addition to credit commitments, under which we may borrow up to $200,000,000, with associated facility fees of 0.12% per annum, which expire on December 16, 2003. As of December 31, 2000, there was $765,000,000 outstanding under the $5.7 billion credit facility, as well as $109,000,000 in commercial paper backed by the $5.7 billion credit facility. ELI has $400,000,000 of committed revolving lines of credit with commercial banks, which expire November 21, 2002, under which it has borrowed $400,000,000 at December 31, 2000. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under these revolving lines of credit.

     In June 2000, we arranged for the issuance of $19,600,000 of 2000 Series special purpose revenue bonds as money market bonds with an initial interest rate of 4.6% and a maturity date of December 1, 2020.

     In April 1999, ELI completed an offering of $325,000,000 million of five-year senior unsecured notes. The notes carry an interest rate of 6.05% and mature on May 15, 2004. We have guaranteed the payment of principal and any premium and interest on the notes when due.

     Our installment principal payments, capital leases and maturities of long-term debt for the next five years are as follows:


($ in thousands)                       2001             2002            2003             2004             2005
                                  ---------------- --------------- ---------------- ---------------  ---------------

Installment principal payments          $   2,024     $     4,688          $ 4,802       $   4,876          $ 5,135
Capital leases                             28,990           4,721            2,353           2,599            2,872
Maturities                                150,000       1,274,145                -         425,000                -
                                  ---------------- --------------- ---------------- ---------------  ---------------
                                        $ 181,014     $ 1,283,554          $ 7,155       $ 432,475          $ 8,007
                                  ================ =============== ================ ===============  ===============


     Our $100,000,000, 7.68% debentures are included in the 2001 maturities since the debentures are redeemable at par at the option of the holders on October 1, 2001.

     Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is April 1, 2001 for $14,400,000 of principal amount of bonds. We expect to remarket all such bonds which are tendered. In the years 2000, 1999 and 1998, interest payments on short- and long-term debt were $188,955,000, $127,757,000 and $111,038,000, respectively.

 (9) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

     During the first quarter of 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In accordance with the terms of the issuances, we paid the 5% interest on the Convertible Subordinated Debentures in 2000, 1999 and 1998. During 2000, only cash was paid to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS. During 1999, 1,004,961 shares of Common Stock were issued to the Partnership in payment of interest of which 976,464 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 28,497 shares of Common Stock were distributed by the Partnership to the Trust. During 1998, 1,093,274 shares of Common Stock were issued to the Partnership in payment of interest of which 1,009,231 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 84,043 shares of Common Stock were distributed by the Partnership to the Trust. The Trust distributed the cash and shares as dividends to the holders of the EPPICS in 1999 and 1998.

(10) Capital Stock:
     --------------

     We are authorized to issue up to 600,000,000 shares of Common Stock. Prior to 1999, quarterly stock dividends had been declared and issued on Common Stock and shareholders had the option of enrolling in the "Common Stock Dividend Sale Plan." The plan offered shareholders the opportunity to have their stock dividends sold by the plan broker and the net cash proceeds of the sale distributed to them quarterly.

     The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors. Our Board of Directors discontinued the payment of dividends after the payment of the December 1998 stock dividend. Quarterly stock dividends declared and issued on Common Stock were .75% for each quarter of 1998 for a compounded annual total of 3.03% and an annual stock dividend cash equivalent of 28 5/16(cent) (rounded to the nearest 1/16th).

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

     The equity forward contracts do not meet the requirements for presentation within the stockholders' equity section at December 31, 2000. As a result, they have been reflected as a reduction of Stockholders' equity and a component of temporary equity for the gross settlement amount of the contracts. Current accounting rules permit a transition period until June 30, 2001 to amend the contracts to comply with the requirements for permanent equity presentation. If an agreement with the counterparty to the contracts can be reached by June 30, 2001, the current impact of the classification to temporary equity will be reversed and the gross settlement amount will again be presented in permanent equity with no adjustment until final settlement. If an agreement with the counterparty cannot be reached by June 30, 2001, not only will the current impact be reversed as noted above, but we will be required to record the change in fair value of the equity forward from inception to that date as an asset or a liability with the offset recorded as a cumulative effect of change in accounting principle with future changes to the fair value recorded in earnings.

     If we were required to apply the guidance required at June 30, 2001, in the accompanying financial statements based on the fair value of the contracts as of December 31, 2000, we would have reflected a charge as a cumulative effect of a change in accounting principle and an offsetting liability of approximately $30 million.

     We also purchased 631,000 shares at a cost of $6,625,000 in 1999 to fund EPPICS dividends and 1,811,000 shares at a cost of $14,823,000 in 1998 to fund EPPICS dividends and pay common stock dividends.

     In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase, from time to time, of up to $25,000,000 worth of shares of Class A common stock of ELI, our 85% owned subsidiary, on the open market or in negotiated transactions. This ELI share purchase program was completed in August 2000 and resulted in the acquisition of approximately 1,288,000 shares of ELI common stock for approximately $25,000,000 in cash. In August 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions. The second ELI share purchase program was completed in September 2000 and resulted in the acquisition of approximately 1,000,000 shares of ELI common stock for approximately $13,748,000 in cash.

     The activity in shares of outstanding common stock during 2000, 1999, and 1998 is summarized as follows:


                                                       Number of Shares
                                                      --------------------
Balance at January 1, 1998                                    250,994,000
   Acquisitions                                                   532,000
   Common stock dividends                                       7,657,000
   Common stock buybacks                                       (1,811,000)
   Common stock issued to fund dividends                        1,093,000
   Stock plans                                                    684,000
                                                      --------------------
Balance at December 31, 1998                                  259,149,000
   Common stock buybacks                                         (631,000)
   Common stock issued to fund EPPICS dividends                 1,005,000
   Stock plans                                                  2,553,000
                                                      --------------------
Balance at December 31, 1999                                  262,076,000
   Acquisitions                                                   111,000
   Stock plans                                                  3,581,000
                                                      --------------------
Balance at December 31, 2000                                  265,768,000
                                                      ====================

     As of December 31, 2000, we had 268,875,000 shares issued of which 3,107,000 shares were held as Treasury Stock. We have 50,000,000 authorized but unissued shares of preferred stock ($.01 par).

(11) Stock Plans:
     -----------

     At December 31, 2000, we have four stock based compensation plans and ELI has two stock based plans which are described below. We apply APB Opinion No. 25 and related interpretations in accounting for the employee stock plans. No compensation cost has been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), or ELI Equity Incentive Plan (ELI EIP) as the exercise price for such options was equal to the market price of the stock at the time of grant and no transactions or modifications which would require a compensation charge have occurred subsequent to the grant. No compensation cost has been recognized in the financial statements related to the Employee Stock Purchase Plan (ESPP) and ELI Employee Stock Purchase Plan (ELI ESPP) because the purchase price is 85% of the fair value. Compensation cost recognized for our Directors' Deferred Fee Equity Plan was $691,956, $481,540 and $463,798 in 2000, 1999 and 1998, respectively.

     We have granted restricted stock awards to key employees in the form of our Common Stock. The number of shares issued as restricted stock awards during 2000, 1999 and 1998 were 3,120,000, 901,200 and 464,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are both time and performance based. At December 31, 2000, 4,262,000 shares of restricted stock were outstanding. Compensation expense of $9,084,000, $2,574,000 and $2,096,000 for the years ended December 31, 2000, 1999 and 1998, respectively, has been recorded in connection with these grants.

     Had we determined compensation cost based on the fair value at the grant date for its MEIP, EIP, ESPP, ELI ESPP and ELI EIP, our pro forma Net income (loss) and Net income (loss) per common share would have been as follows:

                                                                              2000         1999         1998
                                                                           ------------ ------------ -----------
                 ($ in thousands)

                 Net income (loss)                          As reported      $(28,394)    $144,486     $57,060
                                                            Pro forma         (51,270)     130,613      46,005

                 Net income (loss) per common share         As reported:
                                                               Basic           $ (.11)        $.55       $.22
                                                               Diluted           (.11)         .55        .22
                                                              Pro forma:
                                                               Basic           $ (.20)        $.50       $.18

                                                               Diluted           (.20)         .50        .18

     The full impact of calculating compensation cost for stock options is not reflected in the pro forma amounts above because pro forma compensation cost only includes costs associated with the vested portion of options granted pursuant to the MEIP, EIP, ESPP, ELI ESPP and ELI EIP on or after January 1, 1995.

     In November  1998,  the  Compensation  Committee  of our Board of Directors
     approved a stock option exchange program pursuant to which current employees (excluding senior executive officers) holding outstanding options, under the MEIP and EIP plans, with an exercise price in excess of $10.00 had the right to exchange their options for a lesser number of new options with an exercise price of $7.75. A calculation was prepared using the Black Scholes option pricing model to determine the exchange rate for each eligible grant in order to keep the fair value of options exchanged equal to the fair value of the options reissued. The exchanged options maintain the same vesting and expiration terms. This stock option exchange program had no impact on reported earnings and resulted in an aggregate net reduction in shares subject to option of 2,202,000 for both MEIP and EIP.

     In August 1998, the Compensation Committee of ELI's Board of Directors approved a stock option exchange program pursuant to which employees of ELI holding outstanding options with an exercise price in excess of $15.50 had the right to exchange all or half of their options for a lesser number of new options with an exercise price of $8.75. A calculation was prepared using the Black Scholes option pricing model to determine the exchange rate for each eligible grant in order to keep the fair value of options exchanged equal to the fair value of the options reissued. The repriced options maintain the same vesting and expiration terms. This stock option exchange program had no impact on reported results and resulted in a net reduction in shares subject to option of 546,000.

     Both ELI and us repriced these employee stock options on August 7, 1998 and December 11, 1998, respectively, in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. No compensation costs have been recognized in the financial statements as the exercise price was equal to the market value of the stock at the date of the repricing. Under accounting rules promulgated subsequent to December 15, 1998, any future repricings could be considered compensable and therefore would result in compensation cost in the statement of income.

                        Management Equity Incentive Plan
                        --------------------------------
     Under the MEIP, awards of our Common Stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administers the MEIP.

     The maximum number of shares of common stock which may be issued pursuant to awards at any time is 5% (13,133,029 as of December 31, 2000) of our common stock outstanding. Since the expiration date of the MEIP plan, no awards can be granted under the MEIP. The exercise price of stock options and SARs issued were equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time. Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

     The following is a summary of share activity subject to option under the MEIP.

                                                        Shares            Weighted
                                                      Subject to        Average Option
                                                        Option         Price Per Share
                                                     --------------    ---------------
Balance at January 1, 1998                             11,704,000          $ 10.72
    Options granted                                     1,869,000             7.75
    Options exercised                                     (29,000)           10.56
    Options canceled, forfeited or lapsed              (4,109,000)           11.09
                                                     --------------
Balance at December 31, 1998                            9,435,000             9.91
    Options granted                                     1,844,000             8.00
    Options exercised                                    (602,000)            8.20
    Options canceled, forfeited or lapsed                (396,000)            8.08
                                                     --------------
Balance at December 31, 1999                           10,281,000             9.73
    Options granted                                        26,000            16.26
    Options exercised                                 (3,103,000)             9.96
    Options canceled, forfeited or lapsed                (283,000)            7.79
                                                     --------------
Balance at December 31, 2000                            6,921,000           $ 9.72
                                                     ==============

     In 1998, as a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 3,801,000 options were eligible for exchange, of which 3,554,000 options were canceled in exchange for 1,869,000 new options with an exercise price of $7.75.

     The following table summarizes information about shares subject to options under the MEIP at December 31, 2000.

                                     Options Outstanding                                          Options Exercisable
   -----------------------------------------------------------------------------      ----------------------------------
                                                                Weighted Average                            Weighted
      Number             Range of          Weighted Average         Remaining            Number              Average
    Outstanding      Exercise Prices        Exercise Price        Life in Years        Exercisable       Exercise Price
    -----------      ---------------        --------------        --------------        -----------       --------------
           14,000       $  4 -  5             $    4                    4                   14,000          $   4
        2,590,000          7 -  8                  8                    5                1,679,000              8
          944,000          8 - 10                  9                    7                  944,000              9
        1,919,000         10 - 11                 11                    4                1,805,000             11
          894,000         11 - 14                 12                    4                  741,000             13
          535,000         14 - 15                 14                    3                  535,000             14
           25,000         15 - 17                 17                    9                        -              -
  ----------------                                                                   --------------
        6,921,000       $  4 - 17               $ 10                    5                5,718,000           $ 10
  ================                                                                   ==============

     The weighted average fair value of options granted during 2000, 1999 and 1998 were $7.09, $3.17 and $2.27, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:
                                       2000           1999           1998
                                  ------------  -------------  -------------
        Dividend yield                    -             -              -
        Expected volatility              30%            29%           26%
        Risk-free interest rate        6.27%           5.32%         4.43%
        Expected life                6 years         6 years       4 years

                              Equity Incentive Plan
                              ---------------------
     In May 1996, our shareholders approved the EIP. Under the EIP, awards of our Common Stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administers the EIP.

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

     The following is a summary of share activity subject to option under the EIP.

                                                       Shares            Weighted Average
                                                     Subject to         Option Price Per
                                                       Option                 Share
                                                   ---------------     ------------------
Balance at January 1, 1998                            2,194,000                $  8.55
    Options granted                                   4,683,000                   9.34
    Options canceled, forfeited or lapsed            (2,745,000)                 10.14
                                                   ----------------
Balance at December 31, 1998                          4,132,000                   8.51
    Options granted                                   3,487,000                   8.64
    Options exercised                                  (361,000)                  8.46
    Options canceled, forfeited or lapsed              (679,000)                  8.40
                                                   ----------------
Balance at December 31, 1999                          6,579,000                   8.59
    Options granted                                   5,758,000                  13.31
    Options exercised                                (1,023,000)                  8.21
    Options canceled, forfeited or lapsed              (614,000)                 10.27
                                                   ----------------
Balance at December 31, 2000                         10,700,000                  11.37
                                                   ================

     As a result of the stock option exchange program approved by the Compensation Committee of the Board of Directors, a total of 2,453,000 options were eligible for exchange, of which 2,123,000 options were canceled in exchange for 1,606,000 new options with an exercise price of $7.75.

     The following table summarizes information about shares subject to options under the EIP at December 31, 2000.

                                    Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------     --------------------------------
                                                          Weighted Average
    Number           Range of        Weighted Average         Remaining           Number      Weighted Average
  Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
-------------    ---------------      --------------        --------------      -----------     ---------------
      2,838,000     $  7 -  8           $   8                     8               1,212,000        $  8
      1,091,000        8 -  9               9                     7               1,079,000           9
        102,000        9 - 10               9                     7                  48,000           9
        289,000       10 - 11              10                     7                 178,000          10
      6,240,000       11 - 15              14                     10                604,000          13
        140,000       15 - 19              18                     10                      -           -
----------------                                                               -------------
     10,700,000     $  7 - 19           $  11                     8               3,121,000        $  9
================                                                               =============

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $6.31, $3.46 and $3.54, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                         2000          1999          1998
                                    ------------- ------------- -------------
        Dividend yield                     -             -             -
        Expected volatility               30%           29%           26%
        Risk-free interest rate         5.82%         5.47%         5.15%
        Expected life                 6 years       6 years       6 years

                          Employee Stock Purchase Plan
                          ----------------------------
     Our ESPP was approved by shareholders on June 12, 1992 and amended on May 22, 1997. Under the ESPP, eligible employees have the right to subscribe to purchase shares of our Common Stock at the lesser of 85% of the mean between the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of our capital stock. As of December 31, 2000, there were 6,407,195 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP. As of December 31, 2000, the number of employees enrolled and participating in the ESPP was 2,172 and the total number of shares purchased under the ESPP was 3,620,272. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2000, 1999 and 1998:

                                      2000          1999          1998
                                  ------------- ------------- -------------
        Dividend yield                     -             -             -
        Expected volatility               30%           29%           26%
        Risk-free interest rate         6.23%         5.24%         4.91%
        Expected life                6 months      6 months      6 months

     The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $3.26, $2.47 and $2.05, respectively.

                        ELI Employee Stock Purchase Plan
                        --------------------------------
     The ELI ESPP was approved by shareholders on May 21, 1998. Under the ELI ESPP, eligible employees of ELI may subscribe to purchase shares of ELI Class A Common Stock at the lesser of 85% of the average of the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ELI ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of ELI. As of December 31, 2000, there were 1,950,000 shares of ELI Class A Common Stock reserved for issuance under the ELI ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ELI ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ELI ESPP is administered by the Compensation Committee of ELI's Board of Directors. As of December 31, 2000, the number of employees enrolled and participating in the ELI ESPP was 652 and the total number of shares purchased under the ELI ESPP was 585,813. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2000, 1999 and 1998:

                                         2000          1999          1998
                                      ------------ ------------- -------------
        Dividend yield                       -             -             -
        Expected volatility                 87%           66%           71%
        Risk-free interest rate           6.29%         5.25%         4.92%
        Expected life                  6 months      6 months      6 months

     The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $4.59, $4.97 and $3.82, respectively.

                            ELI Equity Incentive Plan
                            -------------------------
     In October 1997, the Board of Directors of ELI approved the ELI EIP. Under the ELI EIP, awards of ELI's Class A Common Stock may be granted to eligible directors, officers, management employees, non-management employees and consultants of ELI in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The Compensation Committee of the ELI Board of Directors administers the ELI EIP. The exercise price for such awards shall not be less than 85% or more than 110% of the average of the high and low stock prices on the date of grant. The exercise period for such awards is generally 10 years from the date of grant. ELI has reserved 6,670,600 shares for issuance under the terms of this plan.

     The following is a summary of share activity subject to option under the ELI EIP.

                                                       Shares          Weighted Average
                                                     Subject to        Option Price Per
                                                       Option                Share
                                                   --------------     ------------------
Balance at January 1, 1998                            2,326,000            $  16.00
    Options granted                                   1,654,000               10.77
    Options canceled, forfeited or lapsed            (1,649,000)              16.21
                                                   --------------
Balance at December 31, 1998                          2,331,000               12.14
    Options granted                                   1,989,000                9.51
    Options exercised                                  (116,000)               9.73
    Options canceled, forfeited or lapsed              (680,000)              10.12
                                                   --------------
Balance at December 31, 1999                          3,524,000               10.96
    Options granted                                   2,720,000               19.08
    Options exercised                                  (456,000)              11.00
    Options canceled, forfeited or lapsed            (1,017,000)              13.63
                                                   --------------
Balance at December 31, 2000                          4,771,000               15.05
                                                   ==============


     In 1998, as a result of the stock option exchange program approved by the ELI Compensation Committee of the Board of Directors, a total of 2,212,000 options were eligible for exchange, of which 1,426,000 options were canceled in exchange for 880,000 new options in August 1998.

     The following table summarizes information about shares subject to options under the ELI EIP at December 31, 2000.

                                    Options Outstanding                                Options Exercisable
---------------------------------------------------------------------------    --------------------------------
                                                          Weighted- Average
    Number           Range of        Weighted Average         Remaining           Number      Weighted Average
  Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
---------------  ---------------      --------------        ---------------    -----------     ----------------
         29,000    $   3 -  8          $    6                     9                   3,000      $    7
      1,611,000        8 - 12               9                     8                 990,000           9
        856,000       12 - 19              16                     8                 651,000          16
      2,275,000       19 - 23              19                    10                   1,000          22
----------------                                                               -------------
      4,771,000     $  3 - 23           $  15                     9               1,645,000       $  12
================                                                               =============

     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2000, 1999 and 1998:

                                        2000          1999          1998
                                  ------------- ------------- -------------
        Dividend yield                     -             -             -
        Expected volatility               87%           66%           71%
        Risk-free interest rate         7.23%         5.34%         5.44%
        Expected life                 6 years       6 years       6 years

     The weighted-average fair value of those options granted in 2000, 1999 and 1998 were $14.75, $6.16 and $6.94, respectively.

     ELI has granted 725,000 restricted stock awards to key employees in the form of Class A Common Stock since its IPO. These restrictions lapse based on meeting specific performance targets. At December 31, 2000, 606,000 shares of this stock were outstanding, of which 396,000 shares are no longer restricted. Compensation expense was recorded in connection with these grants in the amounts of $1,422,000, $2,559,000 and $4,666,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
     Effective June 30, 2000, the annual retainer paid to non-employee directors was eliminated. In replacement, each non-employee director elected, by August 1, 2000, to receive either 2,500 stock units or 10,000 stock options. Starting in 2001, each non-employee director will elect, by December 1 of the prior year, to receive either 5,000 stock units or 20,000 stock options. Directors making a stock unit election must also elect to receive payment in either stock or cash upon retirement from the Board of Directors. Stock options have an exercise price of the fair market value on the date of grant, are exercisable six months after the date of grant and have a 10-year term. Options granted pursuant to the June 30, 2000 plan are subject to shareholder approval in 2001. The Formula Plan described below also remains in effect until its expiration in 2002.

     From January 1, 2000 through June 30, 2000, the non-employee directors had the choice to receive 50% or 100% of their fees paid in either stock or stock units. If stock was elected, the stock was granted at the average of the high and low on the first trading date of the year (Initial Market Value). If stock units were elected, they were purchased at 85% of the Initial Market Value. Stock units (except in an event of hardship) are held by us until retirement or death.

     Our original Non-Employee Directors' Deferred Fee Equity Plan (the Directors' Plan) was approved by shareholders on May 19, 1995 and subsequently amended. The Directors' Plan included an Option Plan, a Stock Plan and a Formula Plan. On December 31, 1999, the Option Plan and the Stock Plan expired in accordance with the Plan's terms.

     Through the Option Plan, an eligible director could have elected to receive up to $30,000 per annum of his or her director's fee retainer, for a period of up to five years, in the form of options to purchase our common stock. The number of options granted was calculated by dividing the dollar amount elected by 20% of the fair market value of our common stock on the effective date of the options. The options are exercisable at 90% of the fair market value of our common stock on the effective date of the options.

     Through the Stock Plan, an eligible director elected to receive all or a portion of his or her director's fees in the form of Plan Units, the number of such Plan Units being equal to such fees divided by the fair market value of our common stock on certain specified dates. In the event of termination of Directorship, a Stock Plan participant will receive the value of such Plan Units in either stock or cash or installments of cash as selected by the Participant at the time of the related Stock Plan election.

     The Formula Plan provides each Director options to purchase 5,000 shares of common stock on the first day of each year beginning in 1997 and continuing through 2002 regardless of whether the Director is participating in the Option Plan or Stock Plan. In addition, on September 1, 1996, options to purchase 2,500 shares of common stock were granted to each Director. The exercise price of the options are 100% of the fair market value on the date of grant and the options are exercisable six months after the grant date and remain exercisable for ten years after the grant date.

     As of any date, the maximum number of shares of common stock which the Plan was obligated to deliver pursuant to the Directors' Plan shall not be more than one percent (1%) of the total outstanding shares of our Common Stock as of such date, subject to adjustment in the event of changes in our corporate structure affecting capital stock. There were 10 directors participating in the Directors' Plan in 2000. In 2000, the total Options, Plan Units and stock earned were 203,969, 52,521, and 2,860, respectively. In 1999, the total Options and Plan Units earned were 153,969 and 15,027, respectively. In 1998, the total Options and Plan Units earned were 185,090 and 16,661, respectively. At December 31, 2000, 825,446 options were exercisable at a weighted average exercise price of $11.41.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at their retirement, death or termination of directorship of each individual director. In 1999, we terminated this Plan. In connection with the termination, the value as of May 31, 1999, of the vested benefit of each non-employee director was credited to him/her in the form of stock units. Such benefit will be payable upon retirement, death or termination of the directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one for one basis) or in cash. As of December 31, 2000, the liability for such payments was $3.4 million of which $1.6 million will be payable in stock (based on the July 15, 1999 stock price) and $1.8 million will be payable in cash. While the number of shares of stock payable to those directors electing to be paid in stock was fixed, the amount of cash payable to those directors electing to be paid in cash will be based on the number of stock units awarded times the stock price at the payment date.

(12) 1999 Restructuring Charges:
     ---------------------------

     In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

     As of  December  31,  2000,  approximately  $4,214,000  has been  paid,  42 employees were terminated and 5 employees who were expected to be terminated took other positions within the company. The remaining 2 employees will be terminated during 2001. At December 31, 2000, we adjusted our original accrual down by $1,008,000 and the remaining accrual of $538,000 is included in other current liabilities. These costs are expected to be paid in the first quarter of 2001.

(13) Income Taxes:
     -------------

     The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

    ($ in thousands)                                                                  2000            1999            1998
                                                                              -------------- --------------- ---------------
Consolidated tax provision at federal statutory rate                                  35.0%           35.0%           35.0%
State income tax provisions (benefit), net of federal income tax                      -6.4%            1.1%            1.0%
Allowance for funds used during construction                                           2.8%           -0.8%           -2.5%
Nontaxable investment income                                                           5.4%           -1.2%           -4.4%
Amortization of investment tax credits                                                 1.9%           -0.6%           -1.9%
Flow through depreciation                                                             -8.5%            2.8%            7.5%
Tax reserve adjustment                                                                -5.6%            0.6%           -6.9%
Company owned life insurance                                                          -2.2%            1.2%            0.8%
Minority interest                                                                      8.7%           -3.8%           -3.5%
All other, net                                                                         1.2%            0.1%           -1.1%
                                                                              -------------- --------------- ---------------
                                                                                      32.3%           34.4%           24.0%
                                                                              ============== =============== ===============

     As of December 31, 2000 and 1999, accumulated deferred income taxes amounted to $482,278,000 and $450,903,000, respectively, and the unamortized deferred investment tax credits amounted to $8,209,000 and $9,305,000, respectively. Income taxes paid during the year were $37,935,000, $885,000 and $5,434,000 for 2000, 1999 and 1998, respectively.

     The components of the net deferred income tax liability at December 31 are as follows:

     ($ in thousands)                                             2000            1999
                                                            -------------- ---------------

Deferred income tax liabilities:
   Property, plant and equipment basis differences              $ 424,378       $ 381,278
   Regulatory assets                                               65,977          69,757
   Other, net                                                      10,597          20,523
                                                            -------------- ---------------
                                                                  500,952         471,558
                                                            -------------- ---------------

Deferred income tax assets:
   Regulatory liabilities                                           7,308           7,663
   Deferred investment tax credits                                  3,157           3,687
                                                            -------------- ---------------
                                                                   10,465          11,350
                                                             -------------- ---------------
     Net deferred income tax liability                          $ 490,487       $ 460,208
                                                            ============== ===============

     The provision for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:


($ in thousands)                                                                    2000            1999            1998
                                                                              -------------- --------------- ---------------

Income taxes charged (credited) to the income statement for
   continuing operations:
Current:
   Federal                                                                        $ (66,759)       $ 45,922        $ (5,284)
   State                                                                             (2,588)          2,334            (259)
                                                                              -------------- --------------- ---------------
     Total current                                                                  (69,347)         48,256          (5,543)

Deferred:
   Federal                                                                           46,647          26,584          22,217
   Investment tax credits                                                              (931)         (1,366)         (1,312)
   State                                                                              7,499           1,426           1,298
                                                                              -------------- --------------- ---------------
     Total deferred                                                                  53,215          26,644          22,203
                                                                              -------------- --------------- ---------------
     Subtotal                                                                       (16,132)         74,900          16,660
Income taxes charged (credited) to the income statement for
   discontinued operations:
Current:
   Federal                                                                            2,749             (17)          3,640
   State                                                                                418              (3)            553
                                                                              -------------- --------------- ---------------
     Total current                                                                    3,167             (20)          4,193

Deferred:
   Federal                                                                            2,260           3,595           1,583
   Investment tax credits                                                              (326)           (320)           (315)
   State                                                                                620             662             216
                                                                              -------------- --------------- ---------------
     Total deferred                                                                   2,554           3,937           1,484
                                                                              -------------- --------------- ---------------
     Subtotal                                                                         5,721           3,917           5,677
Income tax benefit on dividends on convertible preferred securities:
Current:
   Federal                                                                           (3,344)         (3,344)         (3,344)
   State                                                                               (508)           (508)           (508)
                                                                              -------------- --------------- ---------------
     Subtotal                                                                        (3,852)         (3,852)         (3,852)
Income tax benefit on cumulative effect of change in accounting principle:
Current:
   Federal                                                                                -               -            (478)
   State                                                                                  -               -               -
                                                                              -------------- --------------- ---------------
     Subtotal                                                                             -               -            (478)

                                                                              -------------- --------------- ---------------
       Total income taxes charged to the income statement (a)                       (14,263)         74,965          18,007

Income taxes charged (credited) to shareholders' equity:
Deferred income taxes (benefits) on unrealized gains or losses on
   securities classified as available-for-sale                                       (8,997)        (25,906)         32,792
Current benefit arising from stock options exercised                                 (7,392)         (1,262)            (35)
                                                                              -------------- --------------- ---------------
       Income taxes charged (credited) to shareholders' equity (b)                  (16,389)        (27,168)         32,757

                                                                              -------------- --------------- ---------------
Total income taxes: (a) plus (b)                                                  $ (30,652)       $ 47,797        $ 50,764
                                                                              ============== =============== ===============


     Our alternative minimum tax credit as of December 31, 2000 is $91,370,000, which can be carried forward indefinitely to reduce future regular tax liability. This benefit is presented as a reduction of accrued income taxes.

(14) Net Income (loss) Per Common Share:
     ----------------------------------

     The reconciliation of the net income (loss) per common share calculation for the years ended December 31, 2000, 1999 and 1998 is as follows:


($ in thousands, except per share amounts)

                                                    2000                          1999                           1998
                                  ---------------------------------  -------------------------------  -----------------------------
                                      Loss      Shares    Per Share   Income      Shares   Per Share   Income    Shares   Per Share
                                  -----------  --------   ---------  ---------   --------  ---------  --------  --------  ---------
  Basic                            $ (28,394)   261,744    $ (0.11)  $ 144,486    260,481    $ 0.55   $ 57,060   258,879    $ 0.22
  Effect of dilutive options               -      5,187         -         -         1,779         -         -        742         -
  Diluted                          $ (28,394)   266,931    $ (0.11)  $ 144,486    262,260    $ 0.55   $ 57,060   259,621    $ 0.22


     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income (loss) per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. We have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 161,250 potentially dilutive stock options at a range of $16.69 to $18.53 per share. These items were not included in the diluted net income (loss) per common share calculation for any of the above periods as their effect was antidilutive.

(15) Comprehensive Income (Loss):
     ---------------------------

     Our other comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                             2000
                                                           ---------------------------------------
                                                           Before-Tax    Tax Expense/   Net-of-Tax
($ in thousands)                                             Amount       (Benefit)       Amount
                                                           ---------------------------------------
Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $ (40,377)      $ (15,457)   $ (24,920)
   Add: Reclassification adjustments for net losses
     realized in net loss                                       16,875           6,460       10,415
                                                          -------------     -----------   ----------
Other comprehensive loss                                     $ (23,502)       $ (8,997)   $ (14,505)
                                                          =============     ===========   ==========


                                                                             1999
                                                           ----------------------------------------
                                                           Before-Tax    Tax Expense/   Net-of-Tax
($ in thousands)                                             Amount       (Benefit)       Amount
                                                           ----------------------------------------
Net unrealized gains on securities:
   Net unrealized holding gains arising during period        $  56,746       $  21,722    $  35,024
   Less: Reclassification adjustments for net gains
     realized in net income                                    124,421          47,628       76,793
                                                           ------------     -----------  -----------
Other comprehensive loss                                     $ (67,675)      $ (25,906)   $ (41,769)
                                                           ============     ===========  ===========


                                                                             1998
                                                           ----------------------------------------
                                                           Before-Tax    Tax Expense/   Net-of-Tax
($ in thousands)                                             Amount       (Benefit)       Amount
                                                           ----------------------------------------
Net unrealized gains on securities:
   Net unrealized holding gains arising during period         $ 56,497        $ 21,627     $ 34,870
   Add: Reclassification adjustments for net losses
     realized in net income                                     29,167          11,165       18,002
                                                           ------------     -----------   ---------
Other comprehensive income                                    $ 85,664        $ 32,792     $ 52,872
                                                           ============     ===========   =========


(16) Segment Information:
     -------------------
     We operate in four segments, ILEC, ELI, gas and electric. The ILEC segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider offering a broad range of communications services in the western United States. We own 85% of ELI and guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases. Our gas and electric segments, which are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale," were previously reported as discontinued operations (see
     Note 5).

     Adjusted EBITDA is operating income (loss) plus depreciation and amortization. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.


($ in thousands)                                            For the year ended December 31, 2000
                                      ----------------------------------------------------------------------------------
                                                                                                                Total
                                          ILEC          ELI           Gas        Electric     Eliminations    Segments
                                      ---------    -----------   ------------   ----------   ---------------  ----------
Revenue                               $ 963,743     $ 243,977      $ 374,751    $ 223,072      $ (3,185)1     $ 1,802,358
Depreciation                            276,250        61,663         19,228       28,629         1,837 2         387,607
Operating Income (Loss)                 157,896       (59,876)         8,268       15,226           287 2,3       121,801
Adjusted EBITDA                         434,146         1,787         27,496       43,855         2,124 3         509,408
Capital Expenditures, net               350,209       112,285 4       51,456       29,483             -           543,433
Assets                                3,558,562       949,774        667,651      544,656             -         5,720,643


($ in thousands)                                            For the year ended December 31, 1999
                                      ----------------------------------------------------------------------------------
                                                                                                                Total
                                         ILEC          ELI            Gas        Electric     Eliminations     Segments
                                      ----------   ----------     ----------   -----------   -------------- ------------
Revenue                               $ 903,237     $ 187,008      $ 306,986    $ 203,822      $ (2,817)1    $ 1,598,236
Depreciation                            226,141        36,505         22,203       25,552          (216)         310,185
Operating Income (Loss)                 100,910       (94,066)        32,024       30,268         1,224 3         70,360
Adjusted EBITDA                         327,051       (57,561)        54,227       55,820         1,008 3        380,545
Capital Expenditures, net               227,176       185,395 4       66,951       43,540             -          523,062
Assets                                2,422,572       775,234        590,713      469,991             -        4,258,510


($ in thousands)                                            For the year ended December 31, 1998
                                      ----------------------------------------------------------------------------------
                                                                                                               Total
                                         ILEC          ELI            Gas        Electric     Eliminations    Segments
                                      ---------    -----------   ------------  -----------    ------------   -----------
Revenue                               $ 835,039     $ 100,880      $ 325,423    $ 190,307      $ (3,061)1   $ 1,448,588
Depreciation                            181,656        17,002         24,084       22,733             - 2       245,475
Operating Income (Loss)                 154,506       (73,783)        42,225       27,093           921 2,3     150,962
Adjusted EBITDA                         336,162       (56,781)        66,309       49,826           921 3       396,437
Capital Expenditures, net               201,453       200,000         45,768       18,895             -         466,116


   (1)Represents revenue received by ELI from our ILEC operations.
   (2)Represents amortization of the capitalized portion of intercompany interest related to our guarantees of ELI debt and leases and amortization of goodwill related to our purchase of ELI stock (see Note 10).
   (3)Represents the administrative services fee charged to ELI pursuant to the management services agreement between ELI and us.
   (4)Does not include approximately $102,000,000 and $60,000,000 of non-cash capital lease additions in 2000 and 1999, respectively.

     In the fourth quarter of 2000, we settled a proceeding with the Louisiana Public Service Commission. Louisiana Gas Service, our subsidiary, refunded approximately $27 million to ratepayers during the month of January 2001, effected as a credit on customers' bills. As a result, we recorded approximately $29.7 million of charges to earnings in the fourth quarter of 2000. This amount included a reduction to revenue for the refund to customers of approximately $27 million and legal fees of approximately $2.7 million. The Louisiana Gas Service business is to be sold to Atmos Energy Co. and the sale is expected to close in the first half of 2001 following regulatory approval (see Note 5).

     The following tables are reconciliations of certain sector items to the total consolidated amount.

($ in thousands)                                       For the year ended December 31,
                                                       2000           1999         1998
                                                  ------------   -----------  -----------
Adjusted EBITDA
Total Segment Adjusted EBITDA                       $ 509,408      $ 380,545    $ 396,437
Discontinued Operations Adjusted EBITDA                45,640         36,218       39,576
                                                  ------------   -----------  -----------
Consolidated Adjusted EBITDA                        $ 555,048      $ 416,763    $ 436,013
                                                  ============   ===========  ===========

Capital Expenditures
Total segment capital expenditures                  $ 543,433      $ 523,062    $ 466,116
General capital expenditures                            1,396          6,599       25,122
Change in accrued construction work in progress        (8,190)        43,669      (13,262)
                                                  ------------   -----------   ----------
Consolidated reported capital expenditures          $ 536,639      $ 573,330    $ 477,976
                                                  ============   ===========   ==========

                                                         December 31,
Assets                                                2000           1999
                                                  -----------   ------------
Total segment assets                              $ 5,720,643    $ 4,258,510
General assets                                        560,848        917,525
Discontinued operations assets                        673,515        595,710
                                                  -----------   ------------
Consolidated reported assets                      $ 6,955,006    $ 5,771,745
                                                  ===========   ============

                                                                            For the year ended December 31, 2000
                                                     ------------------------------------------------------------------------------
     ( $ in thousands)                                                                         Discontinued            Consolidated
                                                        ILEC        ELI       Gas     Electric  Operations  Eliminations   Total
                                                     ---------  ---------  --------- --------- ------------ ------------ ----------
     Revenue                                         $ 963,743   $243,977  $ 374,751 $ 223,072    $      -    $ (3,185)  $1,802,358
     Operating expenses:
      Cost of services                                  34,508     74,105    229,538   113,965           -      (2,995)     449,121
      Depreciation and amortization                    276,250     61,663     19,228    28,629           -       1,837      387,607
      Other operating expenses                         455,160    168,085    117,717    65,252           -      (2,314)     803,900
      Acquisition assimilation expense                  39,929          -          -         -           -           -       39,929
                                                      --------   --------   --------   -------      ---------  --------  ----------
         Total operating expenses                      805,847    303,853    366,483   207,846           -      (3,472)   1,680,557
                                                      --------   --------   --------   -------      ---------  --------  ----------
         Operating income (loss)                       157,896    (59,876)     8,268    15,226           -         287      121,801
     Investment income, net                              4,423          -          -       313           -           -        4,736
     Other income (loss), net                           (5,744)      (402)     4,419       341           -           -       (1,386)
     Minority interest                                  12,222          -          -         -           -           -       12,222
     Interest expense                                  103,979     75,784     18,097    17,959           -     (28,453)     187,366
                                                      --------   --------   --------   -------       --------  -------   ----------
      Income (loss) from continuing operations
        before income taxes and dividends on
        convertible preferred securities                64,818   (136,062)    (5,410)   (2,079)          -      28,740      (49,993)
    Income tax expense (benefit)                       (14,115)       400     (1,746)     (671)          -           -      (16,132)
                                                      --------   --------   --------   --------      --------  --------  ----------
      Income (loss) from continuing operations before
        dividends on convertible preferred securities   78,933   (136,462)    (3,664)   (1,408)          -      28,740      (33,861)
     Dividends on convertible preferred securities,
      net of income tax benefit                          6,210          -          -         -           -           -        6,210
                                                      --------   --------   --------   -------       --------  --------  ----------
      Income (loss) from continuing operations          72,723   (136,462)    (3,664)   (1,408)          -      28,740      (40,071)
     Income from discontinued operations, net of tax        -          -          -         -       11,677           -       11,677
                                                      --------   --------   --------   -------    -----------  --------  ----------
      Net income (loss)                               $ 72,723 $ (136,462)  $ (3,664) $ (1,408)   $ 11,677    $ 28,740    $ (28,394)
                                                      ========   ========   ========  ========    =========== =========  ==========



(17)  Quarterly Financial Data (unaudited):
      -------------------------------------

($ in thousands, except per share amounts)

                                                                       Net Income (Loss) per Common Share
                                                                      ------------------------------------
2000                             Revenue        Net Income (Loss)          Basic               Diluted
                              -----------      ------------------     ---------------     ----------------
First quarter                  $ 448,702              $ 7,326              $ 0.03                $ 0.03
Second quarter                   418,607                3,012                0.01                  0.01
Third quarter                    452,710                1,467                0.01                  0.01
Fourth quarter                   482,339              (40,199)              (0.15)                (0.15)

                                                                           Net Income per Common Share
                                                                       -----------------------------------
1999                             Revenue            Net Income              Basic               Diluted
                              -----------       -----------------      --------------      ---------------
First quarter                  $ 414,780             $ 54,625              $ 0.21                $ 0.21
Second quarter                   390,063                7,753                0.03                  0.03
Third quarter                    397,141               11,908                0.05                  0.05
Fourth quarter                   396,252               70,200                0.27                  0.26


     Fourth quarter 2000 results include an after tax charge of approximately $18,400,000, or 9(cent) per share, related to the settlement of a proceeding with the Louisiana Public Service Commission (see Note 20).

     First quarter 1999 results include an after tax gain of approximately $42,900,000, or 16(cent) per share, on the sale of Centennial Cellular stock (see Note 6). Fourth quarter 1999 results include an after tax gain of approximately $41,700,000, or 16(cent) per share, on the sale of Century stock and an after tax gain of approximately $51,800,000, or 20(cent) per share, on the sale of our interest in a cable joint venture (see Note 6), offset by after tax asset impairment charges of approximately $22,300,000, or 9(cent) per share, (see Note 1(f)), after tax costs of an executive retirement agreement of $4,100,000, or 2(cent) per share, after tax restructuring charges of approximately $3,600,000, or 1(cent) per share (see Note 12), and after tax impact of accelerated depreciation of approximately $3,000,000, or 1(cent) per share, related to the change in useful life of an operating system.

     The quarterly net income (loss) per common share amounts are rounded to the nearest cent. Annual net income (loss) per common share may vary depending on the effect of such rounding. Quarterly revenue has been retroactively revised from their original presentations to conform to current presentation.

(18) Supplemental Cash Flow Information:
     ----------------------------------

     The following is a schedule of net cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998:


($ in thousands)                                                   2000           1999           1998
                                                               -------------  -------------  -------------

Income (loss) from continuing operations                          $ (40,071)     $ 136,599       $ 44,110
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation expense                                            387,607        310,187        245,475
    Non-cash charges to earnings                                          -         36,136              -
    Non-cash investment (gains)/losses                               18,314       (221,088)             -
    Non-cash HTCC investment impairment charge                            -              -         31,905
    Cumulative effect of change in accounting principle                   -              -          3,394
    Allowance for equity funds used during construction              (3,257)        (4,586)        (3,869)
    Deferred income tax and investment tax credit                    53,215         26,644         22,203
    Change in operating accounts receivable                         (11,685)        (1,966)       (29,103)
    Change in accounts payable and other                            (32,452)        52,066        (92,353)
    Change in accrued taxes and interest                            (28,944)        29,867         19,305
    Change in other assets                                          (34,583)         6,430          8,832
                                                               -------------  -------------  -------------
        Net cash provided by continuing operating activities      $ 308,144      $ 370,289      $ 249,899
                                                               =============  =============  =============



(19) Retirement Plans:
     -----------------

                                  Pension Plan
                                  ------------
     We have a noncontributory pension plan covering all employees who have met certain service and age requirements. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to fund the plan's net periodic pension cost while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.

     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 2000 and 1999 and net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998.

($ in thousands)                                                     2000          1999
                                                                ----------     ----------
Change in benefit obligation
Benefit obligation at beginning of year                          $ 227,602      $ 252,914
Service cost                                                        12,286         13,234
Interest cost                                                       18,772         17,200
Amendments                                                             275         (1,877)
Actuarial (gain)/loss                                               23,223        (33,039)
Acquisitions                                                        11,300              -
Benefits paid                                                      (11,434)       (20,830)
                                                                ----------     -----------
Benefit obligation at end of year                                $ 282,024      $ 227,602
                                                                ==========     ===========

Change in plan assets
Fair value of plan assets at beginning of year                   $ 238,886      $ 232,536
Actual return on plan assets                                         7,155         21,760
Acquisitions                                                        12,622              -
Employer contribution                                                2,171          5,420
Benefits paid                                                      (11,434)       (20,830)
                                                                ----------     -----------
Fair value of plan assets at end of year                         $ 249,400      $ 238,886
                                                                ==========     ===========

(Accrued)/Prepaid benefit cost
Funded status                                                    $ (32,624)      $ 11,284
Unrecognized net liability                                             103            146
Unrecognized prior service cost                                      1,795          1,673
Unrecognized net actuarial (gain)/loss                              21,900        (13,911)
                                                                ----------     -----------
(Accrued)/Prepaid benefit cost                                   $  (8,826)      $   (808)
                                                                ==========     ===========


                                                                    For the years ended December 31,
                                                                ---------------------------------------
                                                                     2000          1999           1998
                                                                -----------   ------------   ----------
Components of net periodic benefit cost
Service cost                                                      $ 12,286       $ 13,234      $ 10,747
Interest cost on projected benefit obligation                       18,772         17,200        15,703
Return on plan assets                                              (19,743)       (19,081)      (17,241)
Net amortization and deferral                                          196            175           400
                                                                -----------    -----------   -----------
Net periodic benefit cost                                         $ 11,511       $ 11,528      $  9,609
                                                                ===========    ===========   ===========





     Assumptions used in the computation of pension costs/ year-end benefit obligations were as follows:

                                                              2000        1999
                                                              ----        ----
     Discount rate                                         8.0%/7.5%   7.0%/8.0%
     Expected long-term rate of return on plan assets     8.25%/N/A    8.25%/N/A
     Rate of increase in compensation levels               4.0%/4.0%   4.0%/4.0%

     In June and August 2000, we acquired Verizon Nebraska and Verizon Minnesota, respectively, including their pension benefit plans. The Nebraska acquisition increased the pension benefit obligation by $3,762,000 and the fair value of plan assets by $4,123,000 as of December 31, 2000. The Minnesota acquisition increased the pension benefit obligation by $7,538,000 and the fair value of plan assets by $8,499,000 as of December 31, 2000.

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------

     We provide certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. The following table sets forth the plan's benefit obligations and the postretirement benefit liability recognized on our balance sheets at December 31, 2000 and 1999 and net periodic postretirement benefit costs for the years ended December 31, 2000, 1999 and 1998:

($ in thousands)                                                     2000          1999
                                                                -----------    -----------
Change in benefit obligation
Benefit obligation at beginning of year                          $  45,528      $  51,983
Service cost                                                           652            781
Interest cost                                                        3,943          3,431
Plan participants' contributions                                       700            629
Curtailments                                                          (812)             -
Actuarial (gain)/loss                                                8,733         (8,590)
Acquisitions                                                         3,441              -
Benefits paid                                                       (2,994)        (2,706)
                                                                ------------  ------------
Benefit obligation at end of year                                $  59,191      $  45,528
                                                                ============  ============

Change in plan assets
Fair value of plan assets at beginning of year                   $  20,460      $  18,710
Actual return on plan assets                                         1,093          1,200
Benefits paid                                                            -           (948)
Employer contribution                                                1,498          1,498
Acquisitions                                                         2,361              -
                                                                -----------   ------------
Fair value of plan assets at end of year                         $  25,412      $  20,460
                                                                ===========   ============

Accrued benefit cost
Funded status                                                    $ (33,779)     $ (25,068)
Unrecognized transition obligation                                     281            359
Unrecognized (gain)                                                 (4,832)       (14,953)
                                                                -----------   ------------
Accrued benefit cost                                             $ (38,330)     $ (39,662)
                                                                ===========   ============


                                                                       For the years ended December 31,
                                                                ----------------------------------------
                                                                      2000          1999           1998
                                                                -------------   ----------    ----------
Components of net periodic postretirement benefit costs
Service cost                                                       $   652        $   781       $   980
Interest cost on projected benefit obligation                        3,943          3,431         3,523
Return on plan assets                                               (1,688)        (1,544)         (549)
Net amortization and deferral                                         (770)          (828)         (947)
Curtailment gain                                                      (757)             -        (2,003)
Acquisition (gain)/loss                                                581              -             -
                                                                ------------   ------------    ----------
Net periodic postretirement benefit cost                           $ 1,961        $ 1,840       $ 1,004
                                                                ============   ============    ==========






     For purposes of measuring year end benefit obligations, we used the same discount rates as were used for the pension plan and a 9% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2050 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $356,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $4,694,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be ($316,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be ($4,193,000).

     In August 1999, our Board of Directors approved a plan of divestiture for the public services properties. As such, any pension and/or postretirement gain or loss associated with the divestiture of these properties will be recognized when realized.

     In June and August 2000, we acquired Verizon Nebraska and Verizon Minnesota, respectively, including their postretirement benefit plans. The Nebraska acquisition increased the accumulated postretirement benefit obligation by $1,095,000 as of December 31, 2000. The Minnesota acquisition increased the accumulated postretirement benefit obligation by $1,765,000 and the fair value of plan assets by $2,361,000 as of December 31, 2000.

                              401(k) Savings Plans
                              --------------------
     We sponsor employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, we provide matching contributions in our stock based on qualified employee contributions. Matching contributions were $5,973,000, $5,850,000 and $5,795,000 for 2000, 1999 and 1998, respectively.

(20) Commitments and Contingencies:
     -----------------------------

     We have budgeted capital expenditures in 2001 of approximately $750 million, including $654 million for the ILEC and ELI, $57 million for gas and electric, and $39 million for discontinued operations. Certain commitments have been entered into in connection therewith.

     In December 1999, we entered into a three-year agreement with Nortel to outsource elements of DMS central office engineering and commissioning of our network. Our commitment under this agreement is approximately $37,000,000 for 2001 and $35,000,000 for 2002. The 2001 capital cost of this contract is included in the 2001 budgeted capital expenditures, presented above.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases for continuing operations are as follows:



($ in thousands)              Year            Amount
                          --------------   --------------
                              2001              $ 28,135
                              2002                18,584
                              2003                14,013
                              2004                11,439
                              2005                 9,589
                           thereafter             53,875
                                           --------------
                              Total            $ 135,635
                                           ==============


     Total rental expense included in our results of operations for the years ended December 31, 2000, 1999 and 1998 was $33,042,000, $30,855,000 and
     $27,964,000, respectively. We sublease, on a month to month basis, certain office space in our corporate office to a charitable foundation formed by our Chairman.

     In 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. ELI served as agent for the construction of these projects and, upon completion of each project, leased the facilities for a three-year term, with one-year renewals available through April 30, 2002. At December 31, 2000 and 1999, ELI was leasing assets under this agreement with an original cost of approximately $108,541,000. ELI has the option to purchase the facilities at the end of the lease terms for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.7 million annually through April 30, 2002 and, assuming exercise of the purchase option, a final payment of approximately $110 million in 2002. In the event ELI chooses not to exercise this option, ELI is obligated to arrange for the sale of the facilities to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's investment in the facilities. However, any amount required to be paid to the lessor is subject generally to a maximum of 80% (approximately $88 million) of the lessor's investment. We have guaranteed all obligations of ELI under this operating lease.

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

     Minimum payments on operating leases are included in the table above. For payments on capital leases, see Note 8.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees. We also purchase capacity and associated energy from various electric energy and natural gas suppliers. Some of these contracts obligate us to pay certain capacity costs whether or not energy purchases are made. These contracts are intended to complement the other components in our power supply to achieve the most economic mix reasonably available. At December 31, 2000, the estimated future payments for long distance contracts, and capacity and energy that we are obligated for are as follows:

  ($ in thousands)              Year            Amount
                          --------------   --------------
                              2001             $ 155,111
                              2002               120,059
                              2003                74,340
                              2004                55,184
                              2005                55,178
                           thereafter            297,763
                                           --------------
                              Total            $ 757,635
                                           ==============


     The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 2000, 1999 and 1998, our obligation under the agreement is approximately 10% of the total contract. The two largest participants in the VJO represent approximately 46% and 37% of the total contract, respectively. These two major participants have each experienced regulatory disallowances that have resulted in credit rating downgrades and stock price declines. Both of these participants are in the process of appealing the regulatory disallowances; however, both companies have stated that an unfavorable ruling could jeopardize their ability to continue as going concerns. If either or both of these companies default on their obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on our financial results.

     In the fourth quarter of 2000, we settled a proceeding with the Louisiana Public Service Commission. Louisiana Gas Service, our subsidiary, refunded approximately $27 million to ratepayers during the month of January 2001, effected as a credit on customers' bills. As a result, we recorded approximately $29.7 million of charges to earnings in the fourth quarter of 2000. This amount included a reduction to revenue for the refund to customers of approximately $27 million and legal fees of approximately $2.7 million. The Louisiana Gas Service business is to be sold to Atmos Energy Co. and the sale is expected to close in the first half of 2001 following regulatory approval (see Note 5).

     We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, after considering insurance coverages, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.