Form 10-Q
period 2001-03-31
CITIZENS COMMUNICATIONS CO
filed 2001-05-10
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to__________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  06-0619596
--------------------------------             -----------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                                3 High Ridge Park
                                  P.O. Box 3801
                           Stamford, Connecticut 06905
                           ---------------------------
               (Address, zip code of principal executive offices)


Registrant's telephone number, including area code   (203) 614-5600
                                                    -----------------

                                      NONE
                                      ----
   (Former name, former address and former fiscal year, if changed since last report.)


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


The number of shares outstanding of the registrant's class of common stock as of April 30, 2001 was 263,460,555.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                                                     Page No.
                                                                                                     --------

Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                                   2

    Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended
       March 31, 2001 and 2000                                                                            3

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000 and the
       three months ended March 31, 2001                                                                  4

    Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000              5

    Notes to Consolidated Financial Statements                                                            6

    Management's Discussion and Analysis of Financial Condition and Results of Operations                14

    Quantitative and Qualitative Disclosures about Market Risk                                           22

Part II.  Other Information

    Legal Proceedings                                                                                    24

    Other Information                                                                                    24

    Exhibits and Reports on Form 8-K                                                                     25

    Signature                                                                                            26


                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



                                                                                        March 31, 2001      December 31, 2000
                                                                                        --------------      -----------------
ASSETS
------
Current assets:
    Cash                                                                                 $    28,448           $    31,223
    Accounts receivable, net                                                                 229,605               243,304
    Short-term investments                                                                     5,630                38,863
    Other current assets                                                                      16,115                52,545
    Assets held for sale                                                                   1,222,773             1,212,307
    Assets of discontinued operations                                                        673,994               673,515
                                                                                        ------------          ------------
      Total current assets                                                                 2,176,565             2,251,757

Property, plant and equipment, net                                                         3,508,257             3,520,712
Investments                                                                                  181,851               214,359
Goodwill and customer base, net                                                              621,547               633,268
Regulatory assets                                                                            174,902               175,949
Other assets                                                                                 148,581               158,961
                                                                                        ------------          ------------
           Total assets                                                                  $ 6,811,703           $ 6,955,006
                                                                                        ============          ============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                                   $   181,215           $   181,014
    Accounts payable and other current liabilities                                           299,481               330,383
    Liabilities related to assets held for sale                                              260,810               290,575
    Liabilities of discontinued operations                                                   185,197               190,496
                                                                                        ------------          ------------
      Total current liabilities                                                              926,703               992,468

Deferred income taxes                                                                        490,007               490,487
Customer advances for construction and contributions in aid of construction                  203,012               205,604
Other liabilities                                                                            104,913               108,321
Regulatory liabilities                                                                        24,001                24,573
Long-term debt                                                                             2,981,496             3,062,289
                                                                                        ------------          ------------
      Total liabilities                                                                    4,730,132             4,883,742

Equity forward contracts                                                                     150,013               150,013
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                   201,250               201,250

Shareholders' equity                                                                       1,730,308             1,720,001
                                                                                        ------------          ------------
           Total liabilities and equity                                                  $ 6,811,703           $ 6,955,006
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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                                                       2001             2000
                                                                                    ---------       ----------
Revenue                                                                              $624,281        $ 448,702

Operating Expenses:
     Cost of services                                                                 226,121          121,166
     Depreciation and amortization                                                    105,706           95,981
     Other operating expenses                                                         199,087          188,849
     Acquisition assimilation expense                                                   5,484            3,974
                                                                                    ---------       ----------
Total operating expenses                                                              536,398          409,970
                                                                                    ---------       ----------

Operating income                                                                       87,883           38,732

Investment and other income, net                                                        2,784            5,598
Minority interest                                                                           -            6,285
Interest expense                                                                       61,452           37,590
                                                                                    ---------       ----------
     Income from continuing operations before income taxes and dividends
       on convertible preferred securities                                             29,215           13,025

Income tax expense                                                                      9,047            4,827
                                                                                    ---------       ----------
     Income from continuing operations before dividends
       on convertible preferred securities                                             20,168            8,198

Dividends on convertible preferred securities, net of income tax benefit                1,553            1,553
                                                                                    ---------       ----------
     Income from continuing operations                                                 18,615            6,645

Income from discontinued operations, net of tax                                         1,108              681
                                                                                    ---------       ----------

     Net income                                                                      $ 19,723        $   7,326
                                                                                    =========       ==========

Other comprehensive loss, net of tax                                                  (19,623)         (28,045)
                                                                                    ---------       ----------

     Total comprehensive income (loss)                                               $    100        $ (20,719)
                                                                                    =========       ==========

Income from continuing operations per common share:
     Basic                                                                           $   0.07        $    0.03
     Diluted                                                                         $   0.07        $    0.02

Income from discontinued operations per common share:
     Basic                                                                           $      -        $       -
     Diluted                                                                         $      -        $       -

Net income per common share:
     Basic                                                                           $   0.07        $    0.03
     Diluted                                                                         $   0.07        $    0.03



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 2001
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                                                      Accumulated
                                       Common        Additional                         Other                          Total
                                        Stock          Paid-In         Retained      Comprehensive    Treasury      Shareholders'
                                     ($0.25 par)       Capital         Earnings      Income (Loss)     Stock           Equity
                                    --------------  --------------  ---------------  ---------------------------- -----------------

Balances January 1, 2000                 $ 65,519     $ 1,577,903        $ 261,590      $  14,923      $       -       $ 1,919,935
     Acquisitions                              28           1,770                -              -          1,861             3,659
     Treasury stock acquisitions                -               -                -              -        (49,209)          (49,209)
     Stock plans                              895          42,156                -              -         (4,523)           38,528
     Equity forward contracts                   -        (150,013)               -              -              -          (150,013)
     Net loss                                   -               -          (28,394)             -              -           (28,394)
     Other comprehensive loss,
        net of tax                              -               -                -        (14,505)             -           (14,505)
                                    --------------  --------------  ---------------  -------------  ------------- -----------------
Balances December 31, 2000                 66,442       1,471,816          233,196            418        (51,871)        1,720,001
     Stock plans                              180          10,159                -              -           (132)           10,207
     Net income                                 -               -           19,723              -              -            19,723
     Other comprehensive loss,
        net of tax                              -               -                -        (19,623)             -           (19,623)
                                    --------------  --------------  ---------------  -------------  ------------- -----------------
Balances March 31, 2001                  $ 66,622     $ 1,481,975        $ 252,919      $ (19,205)     $ (52,003)      $ 1,730,308
                                    ==============  ==============  ===============  =============  ============= =================



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)



                                                                      2001              2000
                                                                ------------       -----------
Net cash provided by continuing operating activities              $  152,766         $ 113,272
Cash flows from investing activities:
       Capital expenditures                                         (113,969)         (150,221)
       Securities purchased                                             (522)          (23,886)
       Securities sold                                                34,477            16,603
       Securities matured                                                  -             6,851
       Other                                                             531            (6,927)
                                                                ------------        ----------
Net cash used by investing activities                                (79,483)         (157,580)

Cash flows from financing activities:
       Long-term debt borrowings                                      39,871            84,938
       Long-term debt principal payments                            (118,853)           (7,748)
       Issuance of common stock                                        9,119             6,395
       Common stock buybacks                                               -           (41,732)
       Other                                                          (1,524)            1,472
                                                                ------------        ----------
Net cash (used by) provided by financing activities                  (71,387)           43,325

Cash (used by) provided by discontinued operations                    (4,671)            7,834
                                                                ------------        ----------

(Decrease) increase in cash                                           (2,775)            6,851
Cash at January 1,                                                    31,223            37,141
                                                                ------------        ----------

Cash at March 31,                                                 $   28,448         $  43,992
                                                                ============        ==========



Non-cash investing and financing activities:
       Increase in capital lease asset                            $        -         $ 23,412
       Equity forward contracts                                   $        -         $ 49,556





The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies:
      ------------------------------------------
     (a)  Basis of Presentation:
          Citizens Communications Company and its subsidiaries are referred to as "we," "us" or "our" in this report. The unaudited consolidated financial statements include our accounts and have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes included in our 2000 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures have been condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

     (b)  Regulatory Assets and Liabilities:
          Certain of our local exchange telephone operations and all of our public utilities services operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". For these entities, regulators can establish regulatory assets and liabilities that are required to be reflected on the balance sheet in anticipation of future recovery through the ratemaking process.

          Our consolidated balance sheet as of March 31, 2001 included regulatory assets of approximately $62.2 million and regulatory liabilities of approximately $4.1 million associated with our local exchange telephone operations. The remainder of the regulatory assets and regulatory liabilities on the balance sheet are associated with our public utilities services operations and have not been classified as assets/liabilities held for sale or discontinued operations. In addition, property, plant and equipment for the properties subject to SFAS 71 have been depreciated using the straight-line method over plant lives approved by regulators. Such depreciable lives may exceed the lives that would have been used if we did not operate in a regulated environment.

          SFAS No. 101 "Regulated Enterprises Accounting for the Discontinuance of Application of SFAS No. 71" specifies the accounting required when the regulated operations of an enterprise are no longer expected to meet the provisions of SFAS 71 in the future due to changes in regulations, competition and the operations of regulated entities. SFAS 101 would require the write-off of a portion of our regulatory assets and liabilities, as a net non-cash charge or credit to income, if it were determined in the future that the conditions requiring the use of SFAS 71 no longer apply. SFAS 101 further provides that the carrying amount of property, plant and equipment would be adjusted to reflect the use of shorter depreciation lives only to the extent that the net book value of these assets are impaired.

          The ongoing applicability of SFAS 71 to our regulated telephone operations is continually monitored due to the changing regulatory, competitive and legislative environment and the changes that may occur in our future operations as we acquire and consolidate our local exchange telephone operations. It is possible that future changes in our business environment or changes in the demand for our products and services could result in our telephone operations no longer being subject to the provisions of SFAS 71. If discontinuation of SFAS 71 becomes appropriate, the accounting may result in a material non-cash effect on our results of operations and financial position that can not be estimated at this time.

     (c)  Revenue Recognition:
          ILEC
          ----
          Network access services - Monthly recurring network access service charges are billed in advance with any portion that is billed but unearned recorded as deferred revenue on the balance sheet as part of accrued expenses which are then recognized as revenue over the period that services are provided. Non-recurring network access services are billed in arrears and recognized as revenue in the period services are provided. Earned but unbilled network access service revenue is accrued for and included in accounts receivable and revenue in the period services are provided. Network access revenue primarily consists of switched access revenue billed to other carriers. Switched access revenue is billed in arrears and recognized as revenue in the period services are provided based on originating and terminating minutes of use. Network access revenue also contains special access revenue. Special access revenue is billed in arrears and recognized in revenue in the period services are provided.

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

          Directory services and Other - Revenue is recognized when services are provided or when products are delivered to customers. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceed installation fee revenue.

          ELI
          ---
          Revenue is recognized when the services are provided. Long-term prepaid network services revenue agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average contract life. Installation related costs in excess of installation fees are expensed when incurred.

          Public  Utilities  Services
          ---------------------------
          Revenue is recognized when services are provided for public utilities services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public utilities services revenue is accrued for and included in accounts receivable and revenue.

     (d)  Minority Interest and Minority Interest in Subsidiary:
          Minority interest on the income statement represents the minority's share of Electric Lightwave Inc.'s (ELI) net loss (minority interest in subsidiary, as presented on the balance sheet in prior periods, represents the minority's share of ELI's equity capital). Since ELI's initial public offering, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero. From that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results.

     (e)  Net Income Per Common Share:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on (see Note 6).

(2)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment, net at March 31, 2001 and December 31, 2000 is as follows:


($ in thousands)                              March 31, 2001        December 31, 2000
                                           -------------------    --------------------

Property, plant and equipment                      $ 5,357,038            $ 5,307,427
Less accumulated depreciation                       (1,848,781)            (1,786,715)
                                           --------------------   --------------------
    Property, plant and equipment, net             $ 3,508,257            $ 3,520,712
                                           ====================   ====================

          Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $92,383,000 and $95,134,000 for the three months ended March 31, 2001 and 2000, respectively. We ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001 (see Note 4).

(3)  Acquisitions:
     -------------
          From May 27, 1999 through July 12, 2000, we entered into several agreements to acquire approximately 2,034,700 telephone access lines (as of December 31, 2000) for approximately $6,471,000,000 in cash which was subsequently reduced to $6,321,000,000. These transactions have been and will be accounted for using the purchase method of accounting. The results of operations of the acquired properties have been and will be included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

          Verizon Acquisition
          -------------------
          On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon Communications Inc., formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171,000,000 in cash. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 access lines for approximately $205,400,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 access lines for approximately
          $438,900,000 in cash. On November 30, 2000, we closed on the Illinois/Wisconsin purchase of approximately 112,900 access lines for approximately $303,900,000 in cash. We expect that the remainder of the Verizon transactions which are subject to various state and federal regulatory approvals will close on a state-by-state basis in 2001. Our expected cash requirement to complete the Verizon acquisitions is $222,800,000 in 2001.

          Qwest Acquisition
          -----------------
          On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest Communications, formerly US West (Qwest), approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for approximately $38,000,000 in cash. We expect that the remainder of the Qwest acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis by the end of the first quarter of 2002 upon satisfaction of certain closing conditions. Our expected cash requirements to complete the Qwest acquisitions are $989,300,000 and $622,700,000 in 2001 and 2002, respectively.

          Global Crossing Acquisition
          ---------------------------
          On July 12, 2000, we announced a definitive agreement to purchase from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp., which owns approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650,000,000 in cash which price was later reduced to $3,500,000,000. We have received approval for the proposed purchase from the Federal Communications Commission and all other state Public Service Commissions with the exception of Minnesota. Subject to the timely receipt of the Minnesota regulatory approval, we expect that this transaction will be completed and paid for in full by the end of June 2001.

(4)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public utilities services businesses will be used to partially fund the telephone access line purchases (see Note 3).

     Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,380,000,000 in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

          Water and Wastewater
          --------------------
          On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745,000,000 in cash and $90,000,000 of assumed debt. These transactions are currently expected to close in the second half of 2001 following regulatory approval. The contract may be terminated if the required approvals are not received by September 30, 2001.

          Electric
          --------
          On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap
          Rock). The agreement with Cap Rock was terminated on March 7, 2001. It is our intention to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the Hawaii Public Utilities Commission denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-op for $270,000,000 in cash including the assumption of certain liabilities. We are considering a variety of options, including filing a request for reconsideration of the decision, which may include filing a new application. Our agreement for the sale of this division may be terminated if regulatory approval is not received before February 2002.

          Gas
          ---
          On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365,000,000 in cash plus the assumption of certain liabilities. Regulatory approval was received in April 2001. This transaction is expected to close on June 30, 2001.

     Discontinued operations in the consolidated statements of income and comprehensive income (loss) reflect the results of operations of the water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

     We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, because both our gas and electric operations are expected to be sold at a profit, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been $13.9 million for the three months ended March 31, 2001. We continue to actively pursue buyers for our remaining gas and electric businesses.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:


     ($ in thousands)                              March 31, 2001       December 31, 2000
                                                -----------------       -----------------
     Current assets                                 $    16,931             $   18,578
     Net property, plant and equipment                  646,274                639,994
     Other assets                                        10,789                 14,943
                                                -----------------       -----------------
     Total assets                                   $   673,994             $  673,515
                                                =================       =================

     Current liabilities                            $    15,450             $   21,062
     Long-term debt                                      90,448                 90,546
     Other liabilities                                   79,299                 78,888
                                                -----------------       -----------------
     Total liabilities                              $   185,197             $  190,496
                                                =================       =================



     ($ in thousands)                               For the three months ended March 31,
                                                -----------------------------------------
                                                         2001                   2000
                                                -------------------       ---------------
     Revenue                                          $  24,094               $ 24,065
     Operating income                                 $   3,762               $  3,021
     Income tax expense (benefit)                     $      70               $   (138)
     Net income                                       $   1,108               $    681



     Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:


($ in thousands)                                 March 31, 2001      December 31, 2000
                                               -----------------     ------------------

Current assets                                   $   122,862           $   127,495
Net property, plant and equipment                    970,774               953,328
Other assets                                         129,137               131,484
                                                 --------------        --------------
Total assets held for sale                       $ 1,222,773           $ 1,212,307
                                                 ==============        ==============

Current liabilities                              $   138,945           $   169,066
Long-term debt                                        43,957                43,980
Other liabilities                                     77,908                77,529
                                                 --------------        --------------
 Total liabilities related to assets held
   for sale                                      $   260,810           $   290,575
                                                 ==============        ==============



(5)  1999 Restructuring Charges:
     ---------------------------
     In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

     As of March 31, 2001, approximately $4,613,000 has been paid, 42 employees were terminated and 6 employees who were expected to be terminated took other positions within the company. The remaining employee will be terminated during 2001. At December 31, 2000, we adjusted our original accrual down by $1,008,000 and the remaining accrual of $139,000 is included in other current liabilities at March 31, 2001. These costs are expected to be paid in the second quarter of 2001.

 (6) Net Income Per Common Share:
     ----------------------------
     The reconciliation of the net income per common share calculation for the three months ended March 31, 2001 and 2000, respectively, is as follows:

(In thousands, except per-share amounts)                          For the three months ended March 31,
                                               ---------------------------------------------------------------------------
                                                               2001                                   2000
                                               -----------------------------------    ------------------------------------
                                                Income       Shares     Per Share      Income       Shares      Per Share
                                               ---------    ---------   ----------    ---------    ---------    ----------
Net income per common share:
  Basic                                         $ 19,723       263,036      $ 0.07      $ 7,326       261,427      $ 0.03
  Effect of dilutive options                           -         7,247           -            -         4,548           -
  Diluted                                       $ 19,723       270,283      $ 0.07      $ 7,326       265,975      $ 0.03


     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At March 31, 2001, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 2,887,000 potentially dilutive stock options at a range of $13.97 to $21.47 per share that are not included in the calculation as they are antidilutive.

(7)  Segment Information:
     -------------------
     We operate in four segments, Incumbent Local Exchange Carrier (ILEC), ELI, gas and electric. The ILEC segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider offering a broad range of communications services in the western United States. We own 85% of ELI and guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases. Our gas and electric segments, which are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale," were previously reported as discontinued operations (see Note 4).

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


($ in thousands)                                       For the three months ended March 31, 2001
                                      ---------------------------------------------------------------------------------------
                                                                                                                      Total
                                         ILEC            ELI             Gas         Electric     Eliminations       Segments
                                      ---------       ---------     -----------    -----------    -------------    ----------
Revenue                               $ 287,344        $ 62,562      $ 220,515      $ 54,697         $ (837) (1)    $ 624,281
Depreciation and Amortization            86,377          18,894            150             -            285  (2)      105,706
Operating Income (Loss)                  62,671         (15,601)        28,614        11,699            500 (2,3)      87,883
Adjusted EBITDA                         149,048           3,293         28,764        11,699            785  (3)      193,589



($ in thousands)                                             For the three months ended March 31, 2000
                                      ---------------------------------------------------------------------------------------
                                                                                                                     Total
                                          ILEC            ELI            Gas        Electric        Eliminations    Segments
                                      -----------     ----------    -----------    ----------      -------------   ----------
Revenue                               $ 226,312        $ 56,778      $ 113,055      $ 53,192         $ (635) (1)    $ 448,702
Depreciation and Amortization            70,006          12,755          6,446         6,830            (56) (2)       95,981
Operating Income (Loss)                  31,972         (19,420)        18,074         7,866            240  (3)       38,732
Adjusted EBITDA                         101,978          (6,665)        24,520        14,696            184  (3)      134,713



     1 Represents revenue received by ELI from our ILEC operations.
     2 Represents  amortization of the capitalized  portion of intercompany interest  related to our guarantees of ELI debt and leases and amortization of goodwill related to our purchase of ELI stock.
     3 Represents the administrative services fee charged to ELI pursuant to our management services agreement with ELI.

(8)   Supplemental Segment Information:
      --------------------------------
     Supplemental segment income statement information for the three months ended March 31, 2001 is as follows:


($ in thousands)                                                                             Discontinued              Consolidated
                                                     ILEC        ELI        Gas     Electric   Operations  Eliminations    Total
                                                 ----------   --------   --------   --------   ------------ ------------ -----------
Revenue                                            $287,344    $ 62,562   $220,515    $54,697      $    -    $ (837)     $ 624,281

Operating expenses:
   Cost of services                                  17,297      16,731    163,163     29,686           -      (756)       226,121
   Depreciation and amortization                     86,377      18,894        150          -           -       285        105,706
   Other operating expenses                         115,515      42,538     28,588     13,312           -      (866)       199,087
   Acquisition assimilation expense                   5,484           -          -          -           -         -          5,484
                                                  ----------   --------   --------   --------    ----------  -------     ----------
      Total operating expenses                      224,673      78,163    191,901     42,998           -    (1,337)       536,398
                                                  ----------   --------   --------   --------    ----------  -------     ----------

      Operating income (loss)                        62,671     (15,601)    28,614     11,699           -       500         87,883

Investment and other income, net                      2,372         120        850       (558)          -         -          2,784
Interest expense                                     39,305      22,050      4,803      4,250           -    (8,956)        61,452
                                                  ----------   --------   --------   --------     ---------  -------     ----------

   Income (loss) from continuing operations
     before income taxes and dividends on
     convertible preferred securities                25,738     (37,531)    24,661      6,891           -     9,456         29,215

Income tax expense (benefit)                           (575)        163      7,393      2,066           -         -          9,047
                                                  ----------   --------   --------   --------     ----------  -------     ----------

   Income (loss) from continuing operations before
     dividends on convertible preferred securities   26,313     (37,694)    17,268      4,825           -     9,456         20,168

Dividends on convertible preferred securities,
   net of income tax benefit                          1,553           -          -          -           -         -          1,553
                                                  ----------   --------   --------   --------     ---------  -------     ----------

   Income (loss) from continuing operations          24,760     (37,694)    17,268      4,825           -     9,456         18,615

Income from discontinued operations, net of tax           -           -          -          -        1,108        -          1,108
                                                  ----------   ---------  --------   --------     ---------  -------     ----------

   Net income (loss)                               $ 24,760    $(37,694)  $ 17,268    $ 4,825      $ 1,108   $9,456      $  19,723
                                                  ==========   =========  ========   ========     =========  =======     ==========


(9)  Equity Forward Contracts:
     -------------------------
     During 2000, we entered into equity forward contracts for the acquisition of 9,140,000 shares as part of our share purchase programs. These equity forward contracts do not meet the requirements for presentation within the stockholders' equity section at December 31, 2000 and March 31, 2001. As a result, they have been reflected as a reduction of stockholders' equity and a component of temporary equity for the gross settlement amount of the contracts. Current accounting rules permit a transition period until June 30, 2001 to amend the contracts to comply with the requirements for permanent equity presentation. If an agreement with the counter party to the contracts can be reached by June 30, 2001, the current impact of the classification to temporary equity will be reversed and the gross settlement amount will again be presented in permanent equity with no adjustment until final settlement. If an agreement with the counter party cannot be reached by June 30, 2001, not only will the current impact be reversed as noted above, but we would record the change in fair value of the equity forward contracts from inception to that date as an asset or a liability with the offset recorded as a cumulative effect of change in accounting principle with future changes to the fair value recorded in earnings.

     If we were required to apply the guidance required at June 30, 2001, in the accompanying financial statements based on the fair value of the contracts as of March 31, 2001, we would have reflected a charge as a cumulative effect of a change in accounting principle and an offsetting liability of approximately $34.4 million.

(10) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. We adopted SFAS 133 on January 1, 2001. As of March 31, 2001 we have not identified any derivative instruments subject to the provisions of SFAS 133. Therefore, SFAS 133 did not have any impact on our first quarter 2001 financial statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

o    Our ability to obtain new financing on favorable terms;

o Our ability to timely consummate our pending acquisitions and effectively manage our growth, including the integration of newly acquired operations into our operations, and otherwise monitor our operations, costs, regulatory compliance and service quality;

o    Our ability to divest our public utilities services businesses;

o Our ability to successfully introduce new product offerings on a timely and cost effective basis, including our ability to offer bundled service packages on terms attractive to our customers, and our ability to offer second lines and enhanced services to markets currently under-penetrated;

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

o The effects of rapid technological changes, including the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

o The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and regulation;

o The future applicability of Statement of Financial Accounting Standard No. 71, "Accounting for Certain Types of Regulation" to certain of our ILEC subsidiaries;

o The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2000 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

(a)  Liquidity and Capital Resources
     -------------------------------
For the three months ended March 31, 2001, we used cash flow from operations, marketable securities and cash on hand to fund capital expenditures and pay down outstanding indebtedness.

We have available lines of credit with financial institutions in the amounts of $5.7 billion with associated facility fees of 0.125% per annum and $450 million with no associated facility fees. Our ability to draw on our $5.7 billion credit facility will end on October 26, 2001 and the debt outstanding under this facility will mature on October 25, 2002. These credit facilities are in addition to credit commitments under which we may borrow up to $200 million, with associated facility fees of 0.15% per annum, that expire on December 16, 2003. As of March 31, 2001, $650 million was outstanding under the $5.7 billion credit facility, as well as $146 million in commercial paper backed by this credit facility. We intend to raise capital through public or private debt or equity financings, or other financing arrangements to replace a portion of this indebtedness.

Electric Lightwave Inc. (ELI) has $400 million of committed revolving lines of credit with commercial banks, which expire November 21, 2002. It has borrowed $400 million under these lines at March 31, 2001. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under these revolving lines of credit.

We have committed to continue to finance ELI's cash requirements until the completion of a public or private financing or June 30, 2002, that would provide the funds necessary to support their cash requirements. We extended a revolving credit facility to ELI for $450 million with an interest rate of 15% and a final maturity of October 30, 2005. Funds of $260 million for general corporate purposes are available to be drawn until June 30, 2002. The remaining balance may be drawn by ELI to pay interest expense due under the facility. As of March 31, 2001, we have advanced $58 million to ELI.

In January 2001, one of our subsidiaries, Citizens Utilities Rural Company, was advanced $1.0 million, under its Rural Utilities Services Loan Contract. The initial interest rate on the advance was 5.4125% with an ultimate maturity date of November 1, 2016.

In March 2001, we filed a $3.8 billion shelf registration statement with the Securities and Exchange Commission on Form S-3 that permits us to offer from time to time common stock, preferred stock, depositary shares, debt securities, and warrants to purchase these types of securities. The net proceeds from the sale of these securities will be used to refinance our bank borrowings and other extensions of credit, to expand our networks, services and related infrastructure and fund working capital and pending and future acquisitions, and make further investments in the related telecommunications business as well as general corporate purposes.

At March 31, 2001, we classified $150 million of debentures as "long-term debt due within one year" on our balance sheet. Of this amount, $50 million will mature on September 1, 2001 and $100 million is redeemable at par at the option of the holders on October 1, 2001.

In April 2001, we converted and remarketed $14.4 million of 1991 Series industrial development revenue bonds as money market bonds with an initial interest rate of 5.25% and a maturity date of April 1, 2026.

In May 2001, we converted and remarketed $23.325 million of the Illinois 1997 series of environmental facilities revenue bonds due May 1, 2032 at an initial interest rate of 5.85%. We also converted and remarketed $18.250 million of the Northampton (Pennsylvania) 1998 series of industrial development revenue bonds due September 1, 2018 at an initial interest rate of 5.75%.

We have budgeted approximately $750 million for our 2001 capital projects, including approximately $513 million for the ILEC segment, $141 million for the ELI segment and $96 million for the public utilities services segments which includes $39.3 million for the water and wastewater segment. As of March 31, 2001, our actual capital expenditures are $76.6 million for the ILEC segment, $20.3 million for the ELI segment and $27.1 million for the public utilities services segments which includes $10 million for the water and wastewater segment. We anticipate that the funds necessary for our 2001 capital expenditures will be provided from operations and from advances of Rural Utilities Service loan contracts. If required, we may use funding from additional sources, including commercial paper notes payable, debt, equity and other financing at appropriate times and borrowings under bank credit facilities.

Capital expenditures for discontinued operations and assets held for sale will also be funded through requisitions of Industrial Development Revenue Bond construction fund trust accounts and from parties desiring utility service. Upon disposition, we will receive reimbursement of certain 1999, 2000 and 2001 capital expenditures pursuant to the terms of each respective sales agreement.

Acquisitions
------------
From May 27, 1999 through July 12, 2000, we entered into several agreements to acquire approximately 2.0 million telephone access lines (as of December 31, 2000) for approximately $6,471.0 million in cash which was subsequently reduced to $6,321.0 million. These transactions have been and will be accounted for using the purchase method of accounting. The results of operations of the acquired properties have been and will be included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

     Verizon Acquisition
     -------------------
     On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon Communications, formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31,
     2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171.0 million in cash. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 access lines for approximately $205.4 million in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 access lines for approximately $438.9 million in cash. On November 30, 2000, we closed on the
     Illinois/Wisconsin purchase of approximately 112,900 access lines for approximately $303.9 million in cash. We expect that the remainder of the Verizon transactions, which are subject to various state and federal regulatory approvals will close on a state-by-state basis in 2001. Our expected cash requirement to complete the Verizon acquisitions is $222.8 million in 2001.

     Qwest Acquisition
     -----------------
     On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest Communications, formerly US West (Qwest), approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650.0 million in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for approximately $38.0 million in cash. We expect that the remainder of the Qwest acquisitions, which are subject to various state and federal regulatory approvals, will occur on a state-by-state basis by the end of the first quarter of 2002 upon satisfaction of certain closing conditions. Our expected cash requirements to complete the Qwest acquisitions are $989.3 million and $622.7 million in 2001 and 2002, respectively.

     Global Crossing Acquisition
     ---------------------------
     On July 12, 2000, we announced a definitive agreement to purchase from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp., which owns approximately 1,096,700 telephone access lines (as of December 31,
     2000) in  Alabama/Florida,  Georgia,  Illinois,  Indiana,  Iowa,  Michigan,
     Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650.0 million in cash which price was later reduced to $3,500.0 million. We have received approval for the proposed purchase from the Federal Communications Commission and all other state Public Service Commissions with the exception of Minnesota. Subject to the timely receipt of the Minnesota regulatory approval, we expect that this transaction will be completed and paid for in full by the end of June 2001.

We have and/or expect to temporarily fund these telephone access line purchases with cash and investment balances, proceeds from commercial paper issuances, backed by the credit commitments, and borrowings under lines of credit, as described above. Permanent funding is expected to include cash and investment balances, the proceeds from the divestiture of our public utilities services businesses, direct drawdowns from certain of the credit facilities and issuances of debt and equity securities, or other financing arrangements.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public utilities services businesses will be used to partially fund the telephone access line purchases described above.

Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,380.0 million in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

     Water and Wastewater
     --------------------
     On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745.0 million in cash and $90.0 million of assumed debt. These transactions are currently expected to close in the second half of 2001 following regulatory approval. The contract may be terminated if the required approvals are not received by September 30, 2001.

     Electric
     --------
     On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). The agreement with Cap Rock was terminated on March 7, 2001. It is our intention to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the Hawaii Public Utilities Commission denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-op for $270.0 million in cash including the assumption of certain liabilities. We are considering a variety of options, including filing a request for reconsideration of the decision, which may include filing a new application. Our agreement for the sale of this division may be terminated if regulatory approval is not received before February 2002.

     Gas
     ---
     On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365.0 million in cash plus the assumption of certain liabilities. Regulatory approval was received in April 2001. This transaction is expected to close on June 30, 2001.

Discontinued operations in the consolidated statements of income and comprehensive income (loss) reflect the results of operations of the water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, because both our gas and electric operations are expected to be sold at a profit, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been $13.9 million for the three months ended March 31, 2001. We continue to actively pursue buyers for our remaining gas and electric businesses.

(b)  Results of Operations
     ---------------------
                                     REVENUE

Consolidated revenue for the three months ended March 31, 2001 increased $175.6 million, or 39%, as compared with the prior year period. The increase is due to a $61.0 million increase in telecommunications revenue, a $5.6 million increase in ELI revenue, a $107.5 million increase in gas revenue and a $1.5 million increase in electric revenue.


                                  ILEC REVENUE

($ in thousands)                        For the three months ended March 31,
                                    -----------------------------------------
                                         2001           2000        % Change
                                    ------------   ------------   -----------
Network access services               $ 132,399      $ 106,870         24%
Local network services                  100,691         73,053         38%
Long distance and data services          30,607         25,010         22%
Directory services                       10,690          8,895         20%
Other                                    12,957         12,484          4%
                                    ------------   ------------
                                      $ 287,344      $ 226,312         27%
                                    ============   ============


We acquired the Verizon Nebraska access lines on June 30, 2000, the Verizon Minnesota access lines on August 31, 2000, the Qwest North Dakota access lines on October 31, 2000 and the Verizon Illinois/Wisconsin access lines on November 30, 2000 (collectively referred to as the Acquisitions). These Acquisitions contributed $48.1 million of revenue for the three months ended March 31, 2001.

Network access services revenue for the three months ended March 31, 2001 increased $25.5 million, or 24%, as compared with the prior year period primarily due to the impact of the Acquisitions of $20.0 million. Growth in minutes of use of 86.9 million contributed $3.0 million and growth in special access and subsidies contributed $3.4 million and $3.6 million, respectively. These increases were partially offset by $4.5 million from the effect of the Federal Communications Commission's (FCC) Coalition for Affordable Local and Long Distance Services (CALLS) mandate which reduced access charges paid by long distance companies.

Local network services revenue for the three months ended March 31, 2001 increased $27.6 million, or 38%, as compared with the prior year period primarily due to the impact of the Acquisitions of $24.7 million, access line and second line growth of 26,000 contributed $1.6 million and growth in enhanced services contributed $1.3 million.

Long distance and data services revenue for the three months ended March 31, 2001 increased $5.6 million, or 22%, as compared with the prior year period primarily due to $2.9 million of growth related to data and dedicated circuits and growth in long distance services of $2.0 million. The acquired properties also contributed $0.7 million in data revenue.

Directory services revenue for the three months ended March 31, 2001 increased $1.8 million, or 20%, as compared with the prior year period primarily due to the impact of the Acquisitions of $1.5 million and growth of $.3 million.

Other revenue for the three months ended March 31, 2001 increased $0.5 million, or 4%, as compared with the prior year period primarily due to the impact of the Acquisitions.


                                   ELI REVENUE

($ in thousands)                      For the three months ended March 31,
                                  ------------------------------------------
                                       2001           2000         % Change
                                  ------------    -----------    -----------
Network services                     $ 25,768       $ 16,004           61%
Local telephone services               21,797         24,274          -10%
Long distance services                  3,084          4,596          -33%
Data services                          11,913         11,904            0%
                                   -----------    -----------
                                       62,562         56,778           10%
Intersegment revenue  *                  (837)          (635)          N/A
                                   -----------    -----------
                                     $ 61,725       $ 56,143           10%
                                   ===========    ===========

*Intersegment revenue reflects revenue received by ELI from our ILEC operations.

Network services revenue increased $9.8 million, or 61%, as compared with the prior year period. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

Local telephone services revenue decreased $2.5 million, or 10%, as compared with the prior year period. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.

     ISDN PRI revenue increased $0.2 million, or 3%, as compared with the prior year period. Dial tone revenue increased $0.2 million or 3% as compared with the prior year period. Increases in revenue for both ISDN PRI and dial tone is the result of an increase in the average access line equivalents of 14,280, or 8%, as compared with the prior year period.

     Carrier Access Billings revenue decreased $0.9 million, or 41%, as compared with the prior year period. The decrease is the result of lower average rates per minute due to competitive pressures in the markets in which we operate, offset by an increase in average monthly minutes processed of 12.7 million, or 49%, as compared with the prior period.

     Reciprocal compensation revenue decreased $1.9 million, or 20%, as compared with the prior year period. The decrease is due to a decrease in average monthly minutes processed of 31.1 million, or 3%, as compared with the prior year period, and lower average rates per minute due to competitive pressures in the markets in which we operate.

Long distance services revenue decreased $1.5 million, or 33%, as compared with the prior year period. Long distance services include retail and wholesale long distance.

     Retail long distance revenue decreased $0.3 million, or 11%, as compared with the prior year period. The decrease is due to a decrease in average monthly minutes processed of 0.3 million, or 3%, for the three months ended March 31, 2001 and lower average rates per minute.

     Wholesale long distance revenue decreased $1.1 million, or 49%, as compared with the prior year period. The decrease is due to a decrease in average monthly minutes processed of 5.8 million, or 30%, for the three months ended March 31, 2001 and lower average rates per minute.

Data services revenue increased marginally over the first quarter 2000. Data services include Internet, RSVP, Frame Relay and other services.

     Revenue from our Internet services product increased $0.6 million, or 18%, as compared with the prior year period.

     Revenue from our RSVP products increased $0.7 million, or 106%, as compared with the prior year period.

     Revenue from our Frame Relay product increased $0.3 million, or 14%, as compared with the prior year period.

     These increases were offset by a decrease of $1.6 million, or 33%, as compared with the prior year period as the result of the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract has not been renewed.

                                   GAS REVENUE

($ in thousands)              For the three months ended March 31,
                           -----------------------------------------
                               2001          2000          % Change
                           ------------   -----------     ----------
Gas revenue                 $ 220,515      $ 113,055          95%


Gas revenue for the three months ended March 31, 2001 increased $107.5 million, or 95%, as compared with the prior year period primarily due to higher purchased gas costs passed on to customers. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers.

                                ELECTRIC REVENUE

($ in thousands)                  For the three months ended March 31,
                                ---------------------------------------
                                   2001         2000          % Change
                                ----------   -----------    -----------
Electric revenue                 $ 54,697      $ 53,192          3%


Electric revenue for the three months ended March 31, 2001 increased $1.5 million, or 3%, as compared with the prior year period primarily due to higher purchase power prices.


                                COST OF SERVICES

($ in thousands)                                 For the three months ended March 31,
                                                -------------------------------------
                                                    2001         2000       % Change
                                                ----------   -----------   ----------
Gas purchased                                    $ 163,163     $ 57,271       185%
Electric energy and fuel oil purchased              29,686       24,173        23%
Network access                                      34,028       40,357       -16%
Eliminations  *                                       (756)        (635)       N/A
                                                ----------   -----------
                                                 $ 226,121     $121,166        87%
                                                ==========   ===========

*Eliminations represent expenses incurred by our ILEC operations related to network services provided by ELI.

Gas purchased for the three months ended March 31, 2001 increased $105.9 million, or 185%, as compared with the prior year period primarily due to an increase in the cost of gas. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers.

Electric energy and fuel oil purchased for the three months ended March 31, 2001 increased $5.5 million, or 23%, as compared with the prior year period primarily due to higher purchase power prices.

Network access expenses for the three months ended March 31, 2001 decreased $6.3 million, or 16%, as compared with the prior year period primarily due to a reduction in long distance access expense of $5.4 million related to lower minutes of use and rate changes in the ILEC sector and $4.0 million of reduced variable costs at ELI, partially offset by the impact of the Acquisitions of $3.0 million.

                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)             For the three months ended March 31,
                          -------------------------------------------
                              2001             2000         % Change
                          -----------     -------------   -----------
Depreciation expense        $ 92,383          $ 95,134           -3%
Amortization expense          13,323               847         1473%
                          -----------     -------------
                            $105,706          $ 95,981           10%
                          ===========     =============

Depreciation expense for the three months ended March 31, 2001 decreased $2.8 million, or 3%, as compared with the prior year period primarily due to $13.9 of decreased depreciation expense resulting from the classification of our gas and electric sectors as "assets held for sale" and $15.1 million in the prior year period of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector. The decreases were partially offset by the impact of the Acquisitions of $15.8 million and $7.5 million related to higher property, plant and equipment balances in the telecommunications sector.

Amortization expense for the three months ended March 31, 2001 increased $12.5 million, or 1473%, as compared with the prior year period primarily due to amortization of goodwill related to the Acquisitions of $11.6 million.

                            OTHER OPERATING EXPENSES

($ in thousands)                        For the three months ended March 31,
                                      ---------------------------------------
                                          2001          2000        % Change
                                      -----------   -------------  ----------
Operating expenses                     $ 155,483      $ 145,065          7%
Taxes other than income taxes             25,836         26,778         -4%
Sales and marketing                       17,768         17,006          4%
                                      -----------   -------------
                                       $ 199,087      $ 188,849          5%
                                      ===========   =============

Operating expenses for the three months ended March 31, 2001 increased $10.4 million, or 7%, as compared with the prior year period primarily due to increased operating expenses related to the Acquisitions, partially offset by increased operating efficiencies.

Sales and marketing expenses increased $0.8 million, or 4%, as compared with the prior year period primarily due to the impact of the Acquisitions of $1.0 million.

                        ACQUISITION ASSIMILATION EXPENSE

($ in thousands)                         For the three months ended March 31,
                                        -------------------------------------
                                            2001        2000      % Change
                                        ----------   ----------  ------------
Acquisition assimilation expense          $ 5,484      $ 3,974       38%

Acquisition assimilation expense of $5.5 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively, is related to the completed and pending acquisitions of approximately 2 million telephone access lines. As we complete the acquisitions currently under contracts, we will continue to incur additional assimilation costs.


                                OPERATING INCOME

($ in thousands)              For the three months ended March 31,
                             -------------------------------------
                                2001          2000        % Change
                             -------------------------------------
Operating Income              $ 87,883       $ 38,732        127%


Operating income for the three months ended March 31, 2001 increased $49.2 million, or 127%, as compared with prior year period primarily due to the impact of the Acquisitions and decreased ELI operating losses.

               INVESTMENT AND OTHER INCOME, NET/MINORITY INTEREST/
                          INTEREST EXPENSE/INCOME TAXES

($ in thousands)                         For the three months ended March 31,
                                        -------------------------------------
                                           2001         2000        % Change
                                        ----------    ----------   ----------
Investment and other income, net         $  2,784      $  5,598        -50%
Minority interest                        $      -      $  6,285       -100%
Interest expense                         $ 61,452      $ 37,590         63%
Income taxes                             $  9,047      $  4,827         87%


Investment and other income, net for the three months ended March 31, 2001 decreased $2.8 million, or 50%, as compared with the prior year period primarily due to lower average investment balances.

Minority interest, as presented on the income statement, represents the minority's share of ELI's net loss which we were able to recognize in prior periods to the extent of minority interest on our balance sheet. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. See Note 1(d) of Notes to Consolidated Financial Statements.

Interest  expense for the three  months  ended March 31,  2001  increased  $23.9 million, or 63%, as compared with the prior year period primarily due to $12.2 million of interest expense on our lines of credit, a $3.1 million increase in ELI's interest expense related to increased borrowings, a $4.2 million increase due to an increase in our commercial paper outstanding and $3.1 million for amortization of costs associated with our committed bank credit facilities. During the three months ended March 31, 2001, we had average long-term debt outstanding of $3.0 billion compared to $2.2 billion during the three months ended March 31, 2000. Our composite average borrowing rate for the three months ended March 31, 2001 as compared with the prior year period was 74 basis points higher due to the impact of higher interest rates on our variable debt.

Income taxes for the three months ended March 31, 2001 increased $4.2 million, or 87%, as compared with the prior year period primarily due to changes in taxable income. The estimated annual effective tax rate for 2001 is 31% as compared with 37% for 2000.

                             DISCONTINUED OPERATIONS

($ in thousands)                 For the three months ended March 31,
                              -----------------------------------------
                                  2001          2000        % Change
                              -----------   ------------   ------------
Revenue                        $ 24,094       $ 24,065          0%
Operating income               $  3,762       $  3,021         25%
Net income                     $  1,108       $    681         63%

Operating income from discontinued operations for the three months ended March 31, 2001 increased $0.7 million, or 25%, as compared with the prior year period primarily due to $0.4 million of Year 2000 costs in the prior year period and decreased allocated expenses.

Net income from discontinued operations for the three months ended March 31, 2001 increased $0.4 million, or 63%, as compared with prior year period primarily due to the respective changes in operating income net of income taxes.

                     NET INCOME/NET INCOME PER COMMON SHARE/
                      OTHER COMPREHENSIVE LOSS, NET OF TAX

($ in thousands)                           For the three months ended March 31,
                                         ---------------------------------------
                                            2001          2000         % Change
                                         ------------   -----------   ----------
Net income                                 $  19,723      $   7,326        169%
Net income per common share                $    0.07      $    0.03        133%
Other comprehensive loss, net of tax       $ (19,623)     $ (28,045)        N/A

Net income and net income per share for the three months ended March 31, 2001 increased $12.4 million, or 169%, and 4(cent), or 133%, respectively, as compared with the prior year period primarily due to the impact of the Acquisitions partially offset by increased interest expense.

Other comprehensive loss, net of tax during the three months ended March 31, 2001 and the three months ended March 31, 2000 are primarily the result of unrealized losses on our investment portfolio.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Disclosure of primary market risks and how they are managed

We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks and we are not party to any market risk management agreements. Our primary market risk exposures are interest rate risk and equity and commodity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest bearing portion of our investment portfolio and long term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates and variable rate debt is refinanced when advantageous. Consequently, we have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure

At March 31, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $2,680.0 million, based on our overall weighted average rate of 6.4% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2000. However, the overall weighted average interest rate has declined by approximately 55 basis points, consistent with the general decline of interest rates during the first quarter 2001. A hypothetical increase of 64 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $55.4 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio and our common stock buyback program. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies. The common stock buyback program includes equity forward contracts indexed to our common stock. Based upon our overall equity price exposure at March 31, 2001, a material near-term change in the quoted market price of our common stock could affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of equity price exposure

At March 31, 2001, the fair value of the equity portion of our investment portfolio and of the equity forward contracts were estimated to be $179.0 million and $116.0 million, respectively. A hypothetical 10% decrease in quoted market prices would result in an approximate $18.0 million decrease in the fair value of the equity portion of our investment portfolio and an approximate $12.0 million decrease in the fair value of the equity forward contracts.

Commodity Price Exposure

We purchase monthly gas future contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor
(PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at March 31, 2001 a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2001. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

In November 1995, our Vermont electric division was permitted an 8.5% rate increase. Subsequently, the Vermont Public Service Board (VPSB) called into question the level of rates awarded to us in connection with its formal review of allegations made by the Department of Public Service (the DPS), the consumer advocate in Vermont and a former Citizens employee. The major issues in this proceeding involved classification of certain costs to property, plant and equipment accounts and our Demand Side Management program. In addition, the DPS believed that we should have sought and received regulatory approvals prior to construction of certain facilities in prior years. On June 16, 1997, the VPSB ordered us to reduce our rates for Vermont electric service by 14.65% retroactive to November 1, 1995 and to refund to customers, with interest, all amounts collected since that time in excess of the rates then authorized by the VPSB. In addition, the VPSB assessed statutory penalties totaling $60,000 and placed us on regulatory probation for a period of at least five years. During this probationary period, we could lose our franchise to operate in Vermont if we violate the terms of probation prescribed by the VPSB. The VPSB prescribed final terms of probation in its final order issued September 15, 1998. In October 1998, we filed an appeal in the Vermont Supreme Court challenging certain of the penalties imposed by the VPSB. On December 15, 2000, the Vermont Supreme Court denied our appeal and affirmed all penalties imposed by the VPSB.

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

Item 5.  Other Information
         -----------------

ELI received a letter from The Nasdaq Stock Market, Inc., dated April 2, 2001, informing it that ELI's Class A Common Stock failed to maintain a minimum bid price of $5.00 over the prior 30 consecutive trading days which does not meet the minimum listing criteria of Nasdaq for shares listed on the National Market System. If the bid price for ELI's Class A Common Stock is not at least $5.00 for 10 consecutive days prior to July 2, 2001, subject to the filing of an application and its approval, ELI's listing will be transferred to the Nasdaq Small Cap Market. In addition, ELI has the opportunity to appeal any change in status to a Nasdaq Listing Qualifications Panel. ELI intends to explore its options, including an appeal and a transfer to the Nasdaq Small Cap Market, unless the price of ELI's Class A Common Stock has achieved the minimum level. At the close of business on May 8, 2001, the bid price for a share of ELI's Class A Common Stock was $2.70.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        a)    Exhibits:

              None.

        b)    Reports on Form 8-K:

              We filed on Form 8-K on February 13, 2001 under Item 7 "Financial Statements, Exhibits," financial statements of businesses acquired and pro forma financial information.

              We filed on Form 8-K on March 8, 2001 under Item 7 "Exhibits," a press release announcing earnings for the year and quarter ended December 31, 2000 and certain operating data.

              We filed on Form 8-K on March 29, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," financial statements of businesses acquired and pro forma financial information.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES



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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                     By:   /s/ Robert J. Larson
                           ---------------------------------------
                           Robert J. Larson
                           Vice President and Chief Accounting Officer






Date: May 10, 2001