Form 10-Q
period 2001-06-30
CITIZENS COMMUNICATIONS CO
filed 2001-08-10
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                        Commission file number 001-11001


                         CITIZENS COMMUNICATIONS COMPANY
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   06-0619596
--------------------------------                 --------------------
 (State or other jurisdiction of           (I.R.S.Employer Identification No.)
  incorporation or organization)


                                3 High Ridge Park
                                  P.O. Box 3801
                           Stamford, Connecticut 06905
                        --------------------------------
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


The number of shares outstanding of the registrant's class of common stock as of July 31, 2001 was 292,251,861.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                       Page No.
                                                                                                       --------

Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                                    2

    Consolidated Statements of Income for the three months ended June 30, 2001 and 2000                   3

    Consolidated Statements of Income for the six months ended June 30, 2001 and 2000                     4

    Consolidated Statements Comprehensive Loss for the three and six months ended
         June 30, 2001 and 2000                                                                           5

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000 and the
       six months ended June 30, 2001                                                                     6

    Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000                 7

    Notes to Consolidated Financial Statements                                                            8

    Management's Discussion and Analysis of Financial Condition and Results of Operations                17

    Quantitative and Qualitative Disclosures about Market Risk                                           28

Part II.  Other Information

    Legal Proceedings                                                                                    30

    Submission of Matters to a Vote of Security Holders                                                  30

    Other Information                                                                                    31

    Exhibits and Reports on Form 8-K                                                                     32

    Signature                                                                                            33

                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                    Unaudited



                                                                        June 30, 2001      December 31, 2000
ASSETS
Current assets:
    Cash                                                                 $     31,115           $    31,223
    Accounts receivable, net                                                  336,490               243,304
    Short-term investments                                                     18,463                38,863
    Other current assets                                                       40,424                52,545
    Assets held for sale                                                    1,240,998             1,212,307
    Assets of discontinued operations                                         687,275               673,515
                                                                    ------------------  --------------------
      Total current assets                                                  2,354,765             2,251,757

Property, plant and equipment, net                                          4,662,361             3,520,712
Goodwill and customer base, net                                             3,014,751               633,268
Investments                                                                   173,318               214,359
Regulatory assets                                                             173,611               175,949
Other assets                                                                  466,882               158,961
                                                                    ------------------  --------------------
           Total assets                                                  $ 10,845,688           $ 6,955,006
                                                                    ==================  ====================

LIABILITIES AND EQUITY
Current liabilities:
    Long-term debt due within one year                                   $    222,522           $   181,014
    Accounts payable and other current liabilities                            416,207               330,383
    Liabilities related to assets held for sale                               255,774               290,575
    Liabilities of discontinued operations                                    189,856               190,496
                                                                    ------------------  --------------------
      Total current liabilities                                             1,084,359               992,468

Deferred income taxes                                                         688,562               490,487
Customer advances for construction and contributions
   in aid of construction                                                     200,688               205,604
Other liabilities                                                             245,888               108,321
Regulatory liabilities                                                         23,415                24,573
Equity units                                                                  460,000                     -
Long-term debt                                                              5,818,312             3,062,289
                                                                    ------------------  --------------------
      Total liabilities                                                     8,521,224             4,883,742

Equity forward contracts                                                      107,018               150,013
Company Obligated Mandatorily Redeemable Convertible
   Preferred Securities*                                                      201,250               201,250

Shareholders' equity                                                        2,016,196             1,720,001
                                                                    ------------------  --------------------
           Total liabilities and equity                                  $ 10,845,688           $ 6,955,006
                                                                    ==================  ====================

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands, except per-share amounts)
                                    Unaudited


                                                                                     2001             2000
                                                                                --------------   --------------

Revenue                                                                             $ 505,741        $ 418,607

Operating expenses:
     Cost of services                                                                 128,528          103,434
     Depreciation and amortization                                                    114,366           86,643
     Other operating expenses                                                         195,236          186,947
     Acquisition assimilation expense                                                   7,062            7,617
                                                                                --------------   --------------
Total operating expenses                                                              445,192          384,641
                                                                                --------------   --------------

Operating income                                                                       60,549           33,966

Investment and other income, net                                                       10,641            4,219
Minority interest                                                                           -            5,937
Interest expense                                                                       73,129           41,750
                                                                                --------------   --------------
     Income (loss) from continuing operations before income taxes and
       dividends on convertible preferred securities                                   (1,939)           2,372

Income tax expense                                                                        525              471
                                                                                --------------   --------------
     Income (loss) from continuing operations before dividends
       on convertible preferred securities                                             (2,464)           1,901

Dividends on convertible preferred securities, net of income tax benefit                1,552            1,552
                                                                                --------------   --------------
      Income (loss) from continuing operations                                         (4,016)             349

Income from discontinued operations, net of tax                                         3,367            2,663
                                                                                --------------   --------------

     Net income  (loss)                                                             $    (649)       $   3,012
                                                                                ==============   ==============

Carrying cost of equity forward contracts                                              12,647                -
                                                                                --------------   --------------

     Net income (loss) available to common shareholders                             $ (13,296)       $   3,012
                                                                                ==============   ==============

Income (loss) from continuing operations per common share:
     Basic                                                                          $   (0.01)       $    0.00
     Diluted                                                                        $   (0.01)       $    0.00

Income from discontinued operations per common share:
     Basic                                                                          $    0.01        $    0.01
     Diluted                                                                        $    0.01        $    0.01

Net income (loss) available to common shareholders per common share:
     Basic                                                                          $   (0.05)       $    0.01
     Diluted                                                                        $   (0.05)       $    0.01



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands, except per-share amounts)
                                    Unaudited

                                                                                    2001             2000
                                                                                --------------   --------------

Revenue                                                                           $ 1,130,023        $ 867,309

Operating Expenses:
     Cost of services                                                                 353,893          224,342
     Depreciation and amortization                                                    220,072          182,624
     Other operating expenses                                                         395,080          376,054
     Acquisition assimilation expense                                                  12,546           11,591
                                                                                --------------   --------------
Total operating expenses                                                              981,591          794,611
                                                                                --------------   --------------

Operating income                                                                      148,432           72,698

Investment and other income, net                                                       13,425            9,817
Minority interest                                                                           -           12,222
Interest expense                                                                      134,581           79,340
                                                                                --------------   --------------
     Income from continuing operations before income taxes and dividends
       on convertible preferred securities                                             27,276           15,397

Income tax expense                                                                      9,573            5,298
                                                                                --------------   --------------
     Income from continuing operations before dividends
       on convertible preferred securities                                             17,703           10,099

Dividends on convertible preferred securities, net of income tax benefit                3,105            3,105
                                                                                --------------   --------------
     Income from continuing operations                                                 14,598            6,994

Income from discontinued operations, net of tax                                         4,476            3,344
                                                                                --------------   --------------

     Net income                                                                   $    19,074        $  10,338
                                                                                ==============   ==============

Carrying cost of equity forward contracts                                              12,647                -
                                                                                --------------   --------------

     Net income available to common shareholders                                  $     6,427        $  10,338
                                                                                ==============   ==============

Income from continuing operations per common share:
     Basic                                                                        $      0.05        $    0.03
     Diluted                                                                      $      0.05        $    0.03

Income from discontinued operations per common share:
     Basic                                                                        $      0.02        $    0.01
     Diluted                                                                      $      0.02        $    0.01

Net income available to common shareholders per common share:
     Basic                                                                        $      0.02        $    0.04
     Diluted                                                                      $      0.02        $    0.04




              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)
                                    Unaudited

                                          For the three months ended June 30,        For the six months ended June 30,
                                         --------------------------------------    ---------------------------------------
                                               2001                2000                  2001                 2000
                                         ------------------  ------------------    ------------------  -------------------

Net income (loss)                                 $   (649)           $  3,012              $ 19,074            $  10,338
Other comprehensive loss, net of tax                (5,246)            (12,348)              (24,869)             (40,393)
                                         ------------------  ------------------    ------------------  -------------------
  Total comprehensive loss                        $ (5,895)           $ (9,336)             $ (5,795)           $ (30,055)
                                         ==================  ==================    ==================  ===================






              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001
                    (In thousands, except per-share amounts)
                                   (Unaudited)



                                                                                           Accumulated
                                                 Common       Additional                      Other                        Total
                                                  Stock         Paid-In      Retained     Comprehensive    Treasury    Shareholders'
                                               ($0.25 par)      Capital      Earnings     Income (Loss)      Stock        Equity
                                              ----------- -------------- ------------- -----------------------------  --------------

Balances January 1, 2000                        $ 65,519     $1,577,903     $ 261,590      $  14,923     $        -     $ 1,919,935
   Acquisitions                                       28          1,770             -              -          1,861           3,659
   Treasury stock acquisitions                         -              -             -              -        (49,209)        (49,209)
   Stock plans                                       895         42,156             -              -         (4,523)         38,528
   Equity forward contracts                            -       (150,013)            -              -              -        (150,013)
   Net loss                                            -              -       (28,394)             -              -         (28,394)
   Other comprehensive loss, net of tax                -              -             -        (14,505)             -         (14,505)
                                              ----------- -------------- ------------- -------------- --------------  --------------
Balances December 31, 2000                        66,442      1,471,816       233,196            418        (51,871)      1,720,001
   Stock plans                                       312         19,887             -              -           (317)         19,882
   Common stock offering                           6,289        283,498             -              -              -         289,787
   Equity units offering                               -          4,968             -              -              -           4,968
   Carrying cost of equity forward contracts           -              -       (12,647)             -              -         (12,647)
   Net income                                          -              -        19,074              -              -          19,074
   Other comprehensive loss, net of tax                -              -             -        (24,869)             -         (24,869)
                                              ----------- -------------- ------------- -------------- --------------  --------------
Balances June 30, 2001                          $ 73,043     $1,780,169     $ 239,623      $ (24,451)    $  (52,188)    $ 2,016,196
                                              =========== ============== ============= ============== ==============  ==============




              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (In thousands)

                                                                      2001              2000
                                                                ----------------  ----------------

Net cash provided by continuing operating activities                 $  162,929         $ 172,431

Cash flows from investing activities:
       Capital expenditures                                            (217,801)         (292,060)
       Securities purchased                                                (484)          (27,044)
       Securities sold                                                   21,641            49,684
       Securities matured                                                     -            10,400
       Acquisitions                                                  (3,367,987)         (205,404)
       ELI share purchases                                                    -           (17,493)
       Other                                                                187              (212)
                                                                ----------------  ----------------
Net cash used by investing activities                                (3,564,444)         (482,129)

Cash flows from financing activities:
       Long-term debt borrowings                                      2,781,318           350,953
       Issuance of equity units                                         446,200                 -
       Common stock offering                                            289,787                 -
       Long-term debt principal payments                               (120,008)           (9,163)
       Issuance of common stock for employee plans                       17,279            19,632
       Common stock buybacks                                                  -           (40,960)
       Other                                                             (3,244)            4,514
                                                                ----------------  ----------------
Net cash provided by financing activities                             3,411,332           324,976

Cash used by discontinued operations                                     (9,925)           (3,269)
                                                                ----------------  ----------------

(Decrease) increase in cash                                                (108)           12,009
Cash at January 1,                                                       31,223            37,141
                                                                ----------------  ----------------

Cash at June 30                                                      $   31,115         $  49,150
                                                                ================  ================

Non-cash investing and financing activities:
       Increase in capital lease asset                               $  (33,985)        $  96,510



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

          Our consolidated balance sheet as of June 30, 2001 included regulatory assets of approximately $61,600,000 and regulatory liabilities of approximately $4,000,000 associated with our local exchange telephone operations. The remainder of the regulatory assets and regulatory liabilities on the balance sheet are associated with our public utilities services operations and have not been classified as assets/liabilities held for sale or discontinued operations. In addition, property, plant and equipment for the properties subject to SFAS 71 have been depreciated using the straight-line method over plant lives approved by regulators. Such depreciable lives may exceed the lives that would have been used if we did not operate in a regulated environment.

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

     (c)  Revenue Recognition:
          ILEC
          ----
          Network access services - Monthly recurring network access services are billed in advance with any portion that is billed but unearned recorded as deferred revenue on the balance sheet as part of accrued expenses which are then recognized as revenue over the period that services are provided. Non-recurring network access services are billed in arrears and recognized as revenue in the period services are provided. Earned but unbilled network access service revenue is accrued for and included in accounts receivable and revenue in the period services are provided. Network access revenue primarily consists of switched access revenue billed to other carriers. Switched access revenue is billed in arrears and recognized as revenue in the period services are provided based on originating and terminating minutes of use. Network access revenue also contains special access revenue. Special access revenue is billed in arrears and recognized in revenue in the period services are provided.

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

          ELI - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average customer life. Installation related costs in excess of installation fees are expensed when incurred.

          Public Utilities Services - Revenue is recognized when services are provided for public utilities services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public utilities services revenue is accrued for and included in accounts receivable and revenue.

     (d)  Net Income Per Common Share:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on (see Note 7).

(2)   Property, Plant and Equipment, Net:
      -----------------------------------
      Property, plant and equipment, net at June 30, 2001 and December 31, 2000 is as follows:


        ($ in thousands)                        June 30, 2001      December 31, 2000
                                             -----------------    --------------------

        Property, plant and equipment             $ 6,591,189            $ 5,307,427
        Less accumulated depreciation              (1,928,828)            (1,786,715)
                                             ------------------   --------------------
        Property, plant and equipment, net        $ 4,662,361            $ 3,520,712
                                             ==================   ====================


     At June 30, 2001, approximately $1,127,314,000 of net property, plant and equipment was related to our acquisition of Frontier Corp. which closed on June 29, 2001 (see Note 3).

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $101,290,000 and $85,849,000 for the three months ended June 30, 2001 and 2000, respectively, and $193,743,000 and $181,195,000 for the six months ended June 30, 2001 and
     2000, respectively. We ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001 (see Note 4).

(3)  Acquisitions:
     -------------
     From May 27, 1999 through July 12, 2000, we entered into several agreements to acquire telephone access lines. These transactions have been and will be accounted for using the purchase method of accounting. The results of operations of the acquired properties have been and will be included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

          Verizon Acquisition
          -------------------
          On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon Communications Inc., formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171,000,000 in cash. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 access lines for approximately $205,400,000 in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 access lines for approximately
          $438,900,000 in cash. On November 30, 2000, we closed on the Illinois/Wisconsin purchase of approximately 112,900 access lines for approximately $303,900,000 in cash. We expect that the Arizona and California transactions, which are subject to various state and federal regulatory approvals, will close during 2001. Our expected cash requirement to complete the Verizon acquisitions is $222,800,000.

          Qwest Acquisition
          -----------------
          On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest Communications, formerly U S WEST (Qwest), approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for approximately $38,000,000 in cash. On July 20, 2001, we delivered a notice of termination for the remaining acquisition agreements with Qwest. On July 23, 2001, Qwest advised us that it intends to pursue a claim of $64 million (available under letters of credit issued by us) for liquidated damages in an arbitration proceeding. We will also pursue our substantial claims for breach of contract against Qwest in the same arbitration.

          Frontier Acquisition
          --------------------
          On July 12, 2000, we announced a definitive agreement to purchase from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp., which owned approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650,000,000 in cash which price was later reduced to $3,500,000,000. On June 29, 2001, we closed on the Frontier acquisition for approximately $3,368,000,000 in cash, subject to adjustment. The operations of Frontier are included in our financial statements from the date of acquisition.

          In conjunction with the Frontier acquisition, we are evaluating our facilities to take advantage of operational and functional synergies between the two companies with the objective of concentrating our resources in the areas where we have the most customers, to better serve those customers. Accordingly, we intend to close our operations support center in Plano, Texas by April 2002. We communicated with all affected employees during July 2001. Certain employees will be relocated; others will be offered severance, job training and/or outplacement counseling. We intend to sublease our office space after April 30, 2002. In connection with this plan, we will record a restructuring charge to operating expenses in the third quarter of 2001.

     The following pro forma financial information for the three and six months ended June 30, 2001 and 2000 present the combined results of our operations and the Frontier acquisition acquired on June 30, 2001. The pro forma information presents the combined results as if the acquisition had occurred at the beginning of the year prior to its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods.

        ($ in thousands, except per share amounts)
                                       For the three months ended June 30,     For the six months ended June 30,
                                      -------------------------------------  -------------------------------------
                                            2001                2000               2001                2000
                                      -----------------   -----------------  -----------------   -----------------
        Revenue                          $ 701,269           $ 608,532        $ 1,517,819         $ 1,245,356
        Net loss                         $ (44,872)          $ (25,174)       $   (62,829)        $   (51,487)
        Net loss available to common
          shareholders per share         $   (0.19)          $   (0.09)       $     (0.26)        $     (0.18)

(4)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. The proceeds from the sales of these public utilities services businesses have been and will be used to partially fund the telephone access line purchases (see Note 3).

     Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,391,000,000 in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

          Water and  Wastewater
          ---------------------
          On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745,000,000 in cash and $90,000,000 of assumed debt. These transactions are currently expected to close in the second half of 2001 following regulatory approval. The contract may be terminated if the required approvals are not received by September 30, 2001.

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

          Gas
          ---
          On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365,000,000 in cash plus the assumption of certain liabilities. Regulatory approval was received in April 2001. On July 2, 2001, we closed on the sale for $363,400,000 in cash. The estimated pre-tax gain on the sale is approximately $150,000,000 that will be recognized in the third quarter.

          In July 2001, an agreement was signed to sell the Colorado Gas division to Kinder Morgan for $11,000,000. This transaction is expected to close in the fourth quarter of 2001 following regulatory approval.

     Discontinued operations in the consolidated statements of income reflect the results of operations of the water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

     We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas (on September 30, 2000) and electric assets (on December 31, 2000) and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, because both our gas and electric operations are expected to be sold at a profit, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $14,200,000 and $28,100,000 for the three and six months ended June 30, 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:


    ($ in thousands)                       June 30, 2001       December 31, 2000
                                         ------------------   ------------------

    Current assets                                $ 20,041             $ 18,578
    Net property, plant and equipment              655,422              639,994
    Other assets                                    11,812               14,943
                                         ------------------   ------------------
     Total assets                                 $ 687,275            $ 673,515
                                         ==================   ==================

    Current liabilities                           $ 19,167             $ 21,062
    Long-term debt                                  90,448               90,546
    Other liabilities                               80,241               78,888
                                         ------------------   ------------------
     Total liabilities                            $ 189,856            $ 190,496
                                         ==================   ==================


    ($ in thousands)                      For the three months ended June 30,
                                         ---------------------------------------
                                               2001                 2000
                                         ------------------   ------------------
    Revenue                                       $ 29,335             $ 26,576
    Operating income                              $  8,183             $  7,009
    Income tax expense                            $  2,089             $  1,648
    Net income                                    $  3,367             $  2,663

    ($ in thousands)                       For the six months ended June 30,
                                         ---------------------------------------
                                                2001                 2000
                                         ------------------   ------------------
    Revenue                                       $ 53,429             $ 50,641
    Operating income                              $ 11,945             $ 10,030
    Income tax expense                            $  2,159             $  1,510
    Net income                                    $  4,476             $  3,344

     Summarized financial information for the gas and electric operations (held for sale) is set forth below:

($ in thousands)                                  June 30, 2001       December 31, 2000
                                               --------------------  --------------------

Current assets                                         $   108,133           $   127,495
Net property, plant and equipment                          984,367               953,328
Other assets                                               148,498               131,484
                                               --------------------  --------------------
Total assets held for sale                             $ 1,240,998           $ 1,212,307
                                               ====================  ====================

Current liabilities                                    $   128,553           $   169,066
Long-term debt                                              43,945                43,980
Other liabilities                                           83,276                77,529
                                               --------------------  --------------------
Total liabilities related to assets
    held for sale                                      $   255,774           $   290,575
                                               ====================  ====================

(5)  Security Issuances:
     -------------------
     We issued the following securities during the three months ended June 30, 2001 under our $3,800,000,000 shelf registration statement. The net proceeds from these issuances were used to repay bank borrowings, for the Frontier Acquisition (see note 3) and for general corporate purposes. We have a remaining shelf registration of $825,600,000 after these issuances.

     Long-Term Debt
     --------------
     On May 18, 2001, we issued an aggregate of $1.75 billion of notes consisting of $700 million principal amount of 8.50% notes, due May 15, 2006 and $1.05 billion principal amount of 9.25% notes due May 15, 2011. The net proceeds of this issuance was $1,726,000,000 (after underwriting discounts and commissions and before offering expenses).

     Equity Units
     ------------
     On June 13, 2001, we issued 18,400,000 equity units at $25 per unit for net proceeds of $446,200,000 (after underwriting discounts and commissions and before offering expenses). Each equity unit will initially consist of a 6 3/4 % senior note due 2006 and a purchase contract for our common stock. The purchase contract (warrant) obligates the holder to purchase from us, no later than August 17, 2004 for a purchase price of $25, the following number of shares of our common stock:

     o If the average closing price of our common stock over the 20-day trading period ending on the third trading day prior to August 17, 2004 equals or exceeds $14.52, 1.7218 shares;
     o If the average closing price of our common stock over the same period is less than $14.52, but greater than $12.10, a number of shares having a value, based on the average closing price over that period, equal to $25; and
     o If the average closing price of our common stock over the same period is less than or equal to $12.10, 2.0661 shares.

     The equity units have been approved for listing on The New York Stock Exchange under the symbol "CZB."

     Common Stock
     ------------
     On June 13, 2001, we issued 25,156,250 shares of our common stock at $12.10, for net proceeds of $289,787,000 (after underwriting discounts and commissions).

(6)  1999 Restructuring Charges:
     ---------------------------
     In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated within the early part of November 1999.

     As of June 30, 2001, approximately $4,413,000 has been paid, 42 employees were terminated and 6 employees who were expected to be terminated took other positions within the company. The remaining employee will be terminated during 2001. At December 31, 2000, we adjusted our original accrual down by $1,008,000 and the remaining accrual of $339,000 is included in other current liabilities at June 30, 2001. These costs are expected to be paid in the third quarter of 2001.

 (7) Net Income Per Common Share:
     -----------------------------
     The reconciliation of the net income per common share calculation for the three and six months ended June 30, 2001 and 2000, respectively, is as follows:


(In thousands, except per-share amounts)                             For the three months ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   2001                                    2000
                                                   --------------------------------------  -------------------------------------
                                                     Income       Shares      Per Share      Income        Shares     Per Share
                                                   ------------ ------------  -----------  ------------  -----------  ----------
Net income per common share:
  Basic                                               $   (649)     269,879                    $ 3,012      261,215
  Carrying cost of equity forward contracts             12,647            -                          -            -
                                                   ------------ ------------               ------------  -----------
   Net income available for common shareholders       $(13,296)     269,879      $ (0.05)      $ 3,012      261,215      $ 0.01
  Effect of dilutive options                                 -        2,924            -             -        6,259           -
                                                   ------------ ------------  -----------  ------------  -----------  ----------
  Diluted                                             $(13,296)     272,803      $ (0.05)      $ 3,012      267,474      $ 0.01
                                                   ============ ============  ===========  ============  ===========  ==========


(In thousands, except per-share amounts)                                For the six months ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   2001                                    2000
                                                   --------------------------------------  -------------------------------------
                                                     Income       Shares      Per Share      Income        Shares     Per Share
                                                   ------------ ------------  -----------  ------------  -----------  ----------
Net income per common share:
  Basic                                               $ 19,074      266,898                    $10,338      261,426
  Carrying cost of equity forward contracts             12,647            -                          -            -
                                                   ------------ ------------               ------------  -----------
  Net income available for common shareholders        $  6,427      266,898      $  0.02       $10,338      261,426      $ 0.04
  Effect of dilutive options                                 -        3,339            -             -        4,315           -
                                                   ------------ ------------  -----------  ------------  -----------  ----------
  Diluted                                             $  6,427      270,237      $  0.02       $10,338      265,741      $ 0.04
                                                   ============ ============  ===========  ============  ===========  ==========

     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At June 30, 2001, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 6,714,000 potentially dilutive stock options at a range of $13.38 to $21.47 per share that are not included in the calculation as they are antidilutive. See Note 10 regarding carrying costs of equity forward contracts.

(8)  Segment Information:
     -------------------
     We operate in four segments, Incumbent Local Exchange Carrier (ILEC), ELI, gas and electric. The ILEC segment provides both regulated and competitive communications services to residential, business and wholesale customers. ELI is a facilities based integrated communications provider offering a broad range of communications services in the western United States. We own 85% of ELI and guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases. Our gas and electric segments are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale."

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



($ in thousands)                                              For the three months ended June 30, 2001
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                     ILEC              ELI            Gas          Electric    Eliminations       Segments
                                 --------------   -------------- --------------- ------------- -------------    ------------
Revenue                              $ 288,788       $ 60,429       $ 102,155     $  55,464      $ (1,095)1     $   505,741
Depreciation and Amortization           88,312         19,834             155         5,800           265 2         114,366
Operating Income (Loss)                 60,685        (15,770)          9,882         5,260           492 2,3        60,549
Adjusted EBITDA                        148,997          4,064          10,037        11,060           757 3         174,915


($ in thousands)                                              For the three months ended June 30, 2000
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                     ILEC              ELI            Gas          Electric    Eliminations       Segments
                                 --------------   -------------- --------------- ------------- -------------    ------------
Revenue                              $ 227,396       $ 60,620       $  77,366     $  53,917      $   (692)1     $   418,607
Depreciation and Amortization           59,765         14,721           5,922         6,247           (12)2          86,643
Operating Income (Loss)                 39,384        (16,156)          4,876         5,522           340 2,3        33,966
Adjusted EBITDA                         99,149         (1,435)         10,798        11,769           328 3         120,609



($ in thousands)                                                For the six months ended June 30, 2001
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                     ILEC              ELI            Gas          Electric    Eliminations       Segments
                                 --------------   -------------- --------------- ------------- -------------    ------------
Revenue                              $ 576,133      $ 122,991       $ 322,670     $ 110,161      $ (1,932)1     $ 1,130,023
Depreciation and Amortization          174,689         38,728             305         5,800           550 2         220,072
Operating Income (Loss)                123,355        (31,371)         38,496        16,959           993 2,3       148,432
Adjusted EBITDA                        298,044          7,357          38,801        22,759         1,543 3         368,504


($ in thousands)                                                For the six months ended June 30, 2000
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                       ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 --------------   -------------- --------------- ------------- -------------    ------------
Revenue                              $ 453,708      $ 117,398       $ 190,421     $ 107,109      $ (1,327)1     $   867,309
Depreciation and Amortization          129,771         27,476          12,368        13,077           (68)2         182,624
Operating Income (Loss)                 71,356        (35,576)         22,950        13,388           580 2,3        72,698
Adjusted EBITDA                        201,127         (8,100)         35,318        26,465           512 3         255,322


     1    Represents  revenue  received  by ELI  from  our  ILEC  operations.
     2 Represents amortization of the capitalized portion of intercompany interest related to our guarantees of ELI debt and leases and amortization of goodwill related to our purchase of ELI stock.
     3 Represents the administrative services fee charged to ELI pursuant to our management services agreement with ELI.

(9)  Supplemental Segment Information:
     --------------------------------
     Supplemental segment income statement information for the six months ended June 30, 2001 is as follows:

( $ in thousands)                                                                      Discontinued              Consolidated
                                            ILEC         ELI        Gas      Electric   Operations  Eliminations     Total
                                         ------------ ---------- ----------- ---------- ----------- ------------  -----------
Revenue                                    $ 576,133  $ 122,991    $322,670   $110,161                $ (1,932)   $ 1,130,023

Operating expenses:
   Cost of services                           35,148     33,782     227,077     59,655           -      (1,769)       353,893
   Depreciation and amortization             174,689     38,728         305      5,800           -         550        220,072
   Other operating expenses                  230,395     81,852      56,792     27,747           -      (1,706)       395,080
   Acquisition assimilation expense           12,546          -           -          -           -           -         12,546
                                         ------------ ---------- ----------- ---------- ----------- -------------------------
      Total operating expenses               452,778    154,362     284,174     93,202           -      (2,925)       981,591
                                         ------------ ---------- ----------- ---------- ----------- -------------------------
      Operating income (loss)                123,355    (31,371)     38,496     16,959           -         993        148,432

Investment and other income, net              12,166        194       1,489       (424)          -           -         13,425
Interest expense                              89,057     46,365       9,807      8,847           -     (19,495)       134,581
                                         ------------ ---------- ----------- ---------- ----------- -------------------------
   Income (loss) from continuing operations
     before income taxes and dividends on
     convertible preferred securities         46,464    (77,542)     30,178      7,688           -      20,488         27,276

Income tax expense (benefit)                  (3,312)       427       9,929      2,529           -           -          9,573
                                         ------------ ---------- ----------- ---------- ----------- -------------------------
   Income (loss) from continuing operations
     before dividends on convertible
     preferred securities                     49,776    (77,969)     20,249      5,159           -      20,488         17,703

Dividends on convertible preferred
   securities, net of income tax benefit       3,105          -           -          -           -           -          3,105
                                         ------------ ---------- ----------- ---------- ----------- -------------------------
   Income (loss) from continuing
     operations                               46,671    (77,969)     20,249      5,159           -      20,488         14,598

Income from discontinued operations,
     net of tax                                    -          -           -          -       4,476           -          4,476
                                         ------------ ---------- ----------- ---------- ----------- -------------------------
   Net income (loss)                       $  46,671  $ (77,969)   $ 20,249   $  5,159     $ 4,476    $ 20,488    $    19,074
                                         ============ ========== =========== ========== =========== =========================

(10) Equity Forward Contracts:
     -------------------------
     During 2000, we entered into equity forward contracts for the acquisition of 9,140,000 shares as part of our share repurchase programs. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contracts as a reduction to shareholders' equity and a component of temporary equity for the gross settlement amount of the contracts ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amends the equity forward contracts to no longer permit share settlement of the contracts. From time to time, we will settle the equity forward contracts based on fluctuations in the closing price of our stock. We may "net cash settle" the contracts by paying the difference between our current stock price times the number of shares purchased minus the redemption amount of the contracts. We may also "full physical settle" the contracts by paying the redemption amount and taking possession of our shares. On June 29, 2001, we accrued $42,995,000 to net cash settle a portion of the contracts, plus $12,647,000 in associated carrying costs. At June 30, 2001, the contracts are reported at their redemption amount of $107,018,000.

(11) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. We adopted SFAS 133 on January 1, 2001. As of June 30, 2001 we have not identified any derivative instruments subject to the provisions of SFAS
     133. Therefore, SFAS 133 did not have any impact on our first and second quarter 2001 financial statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Statements contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to:

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

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. These forward-looking statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2000 Annual Report on Form 10-K.

(a)  Liquidity and Capital Resources
     -------------------------------
For the three and six months ended June 30, 2001, we used cash flow from operations, cash on hand and proceeds from the sale of securities to fund capital expenditures and acquisitions of additional telephone access lines.

In May 2001, we filed a $3.8 billion shelf registration statement with the Securities and Exchange Commission on Form S-3 that permits us to offer from time to time common stock, preferred stock, depositary shares, debt securities, warrants to purchase these types of securities and units of the foregoing. The net proceeds from the sale of these securities have been and are expected to be used to refinance our bank borrowings and other extensions of credit, to expand our networks, services and related infrastructure and fund working capital and pending and future acquisitions, and make further investments in the related telecommunications business as well as general corporate purposes. After the offerings discussed below, we have a remaining shelf registration of $825.6 million.

In May 2001, we issued an aggregate of $1.75 billion of notes consisting of $700 million principal amount of 8.50% notes, due May 15, 2006 and $1.05 billion principal amount of 9.25% notes due May 15, 2011. This offering was made under the $3.8 billion shelf registration statement. The net proceeds of $1,726.0 million (after underwriting discounts and commissions and before offering expenses) were used to repay bank borrowings and the remainder was used for general corporate purposes and to finance acquisitions.

In June 2001, we issued equity securities in two concurrent public offerings. The first offering consists of 25,156,250 shares of our common stock. The net proceeds of $289.9 million (after underwriting discounts and commissions and before offering expenses) were used to fund the acquisition of Frontier Corp. The second offering consisted of $460 million of equity units. The net proceeds of $446.2 million (after underwriting discounts and commissions and before offering expenses) were used to fund the acquisition of Frontier Corp. Each equity unit will initially consist of a senior note and a purchase contract for our common stock. The price for the common stock under the purchase contract will be based upon the average trading price of the stock at the time the contract is exercised. These offerings were made under the $3.8 billion shelf registration statement.

We have available lines of credit with financial institutions in the amounts of $2.87 billion with associated facility fees of 0.125% per annum and $450 million with no associated facility fees. Our ability to draw on our $2.87 billion credit facility will end on October 26, 2001 and the debt outstanding under this facility will mature no later than October 25, 2002. These credit facilities are in addition to credit commitments under which we may borrow up to $200 million, with associated facility fees of 0.15% per annum, that expire on December 16, 2003. As of June 30, 2001, $1.78 billion was outstanding under the $2.87 billion credit facility. We intend to raise capital through public or private debt or equity financings, or other financing arrangements to replace a portion of this indebtedness.

Electric Lightwave Inc. (ELI) has $400 million of committed revolving lines of credit with commercial banks, which expire November 21, 2002. It has borrowed $400 million under these lines at June 30, 2001. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under these revolving lines of credit.

We have committed to continue to finance ELI's cash requirements until June 30, 2002. We extended a revolving credit facility to ELI for $450 million with an interest rate of 15% and a final maturity of October 30, 2005. Funds for general corporate purposes of $260 million are available to be drawn until June 30, 2002. The remaining balance may be drawn by ELI to pay interest expense due under the facility. As of June 30, 2001, we have advanced $112 million to ELI.

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

On June 29, 2001, we completed the acquisition of Frontier Corp. from Global Crossing for $3,368.0 million in cash (see Acquisitions below). The acquisition was financed on an interim basis by the drawdown of our bank credit facility of $1,780.0 million with the remainder derived from the proceeds of our registered securities offerings.

We have $150 million of debentures as "long-term debt due within one year" on our balance sheet. Of this amount, $50 million will mature on September 1, 2001 and $100 million is redeemable at par at the option of the holders on October 1, 2001.

On July 2, 2001, we completed the sales of our Louisiana Gas operations to Atmos Energy Corp for $363.4 million in cash. The proceeds were used to repay a portion of the borrowings under our bank credit facility.

As of June 30, 2001, our actual capital expenditures are $148.8 million for the ILEC segment, $35.3 million for the ELI segment and $46.6 million for the public utilities services segments which includes $12.9 million for the water and wastewater segment. We anticipate that the funds necessary for our 2001 capital expenditures will be provided from operations and from commercial paper notes payable, debt, equity and other financing at appropriate times and borrowings under bank credit facilities.

Capital expenditures for discontinued operations and assets held for sale will also be funded through requisitions of Industrial Development Revenue Bond construction fund trust accounts and from parties desiring utility service. Upon disposition, we will receive reimbursement of certain 1999, 2000 and 2001 capital expenditures pursuant to the terms of each respective sales agreement.

Acquisitions
------------
From May 27, 1999 through July 12, 2000, we entered into several agreements to acquire telephone access lines. These transactions have been and will be accounted for using the purchase method of accounting. The results of operations of the acquired properties have been and will be included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

     Verizon Acquisition
     -------------------
     On May 27, September 21, and December 16, 1999, we announced definitive agreements to purchase from Verizon Communications, formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31,
     2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171.0 million in cash. On June 30, 2000, we closed on the Nebraska purchase of approximately 62,200 access lines for approximately $205.4 million in cash. On August 31, 2000, we closed on the Minnesota purchase of approximately 142,400 access lines for approximately $438.9 million in cash. On November 30, 2000, we closed on the
     Illinois/Wisconsin purchase of approximately 112,900 access lines for approximately $303.9 million in cash. We expect that the Arizona and California transactions, which are subject to various state and federal regulatory approvals, will close during 2001. Our expected cash requirement to complete the Verizon acquisitions is $222.8 million.

     Qwest Acquisition
     -----------------
     On June 16, 1999, we announced a series of definitive agreements to purchase from Qwest Communications, formerly U S WEST (Qwest), approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650.0 million in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the North Dakota purchase of approximately 17,000 access lines for approximately $38.0 million in cash. On July 20, 2001, we delivered a notice of termination for the remaining acquisition agreements with Qwest. On July 23, 2001, Qwest advised us that it intends to pursue a claim of $64 million (available under letters of credit issued by us) for liquidated damages in an arbitration proceeding. We will also pursue our substantial claims for breach of contract against Qwest in the same arbitration.

     Frontier Acquisition
     --------------------
     On July 12, 2000, we announced a definitive agreement to purchase from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp., which owned approximately 1,096,700 telephone access lines (as of December 31,
     2000) in  Alabama/Florida,  Georgia,  Illinois,  Indiana,  Iowa,  Michigan,
     Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,650.0 million in cash which price was later reduced to $3,500.0 million. On June 29, 2001, we closed on the Frontier acquisition for approximately $3,368.0 million in cash, subject to adjustment. The operations of Frontier are included in our financial statements from the date of acquisition.

     In conjunction with the Frontier acquisition, we are evaluating our facilities to take advantage of operational and functional synergies between the two companies with the objective of concentrating our resources in the areas where we have the most customers, to better serve those customers. Accordingly, we intend to close our operations support center in Plano, Texas by March 2002. We communicated with all affected employees during July 2001. Certain employees will be relocated; others will be offered severance, job training and/or outplacement counseling. We intend to sublease our office space after March 31, 2002. In connection with this plan, we will record a restructuring charge to operating expenses in the third quarter of 2001.

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

Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations. The proceeds from these agreements will include approximately $1,391.0 million in cash plus the assumption of certain liabilities. These agreements and the status of each transaction are described as follows:

     Water and  Wastewater
     ---------------------
     On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745.0 million in cash and $90.0 million of assumed debt. These transactions are currently expected to close in the second half of 2001 following regulatory approval. The contract may be terminated if the required approvals are not received by September 30, 2001.

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

     Gas
     ---
     On April 13, 2000, we announced the agreement to sell our Louisiana Gas operations to Atmos Energy Corporation for $365.0 million in cash plus the assumption of certain liabilities. Regulatory approval was received in April 2001. On July 2, 2001, we closed on the sale for $363.4 million in cash. The estimated pre-tax gain on the sale is approximately $152 million and will be recognized in the third quarter.

     In July 2001, an agreement was signed to sell the Colorado Gas division to Kinder Morgan for $11 million. This transaction is expected to close in the fourth quarter of 2001 following regulatory approval.

Discontinued operations in the consolidated statements of income reflect the results of operations of the water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, because both our gas and electric operations are expected to be sold at a profit, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $14.2 million and $28.1 million for the three and six months ended June 30, 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Frontier acquisition which closed on June 30, 2001 is accounted for using the purchase method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually. The amortization of goodwill ceases upon adoption of the statement. The statement is effective for fiscal years beginning after December 15, 2001 for companies whose annual reporting period ends on December 31, 2001 and applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. We will cease to recognize amortization of goodwill starting January 1, 2002. We will be required to test for impairment of goodwill annually starting in 2002. The amount of any future impairment, if any, cannot be estimated at this time.

(b)  Results of Operations
     ---------------------
                                     REVENUE

Consolidated revenue for the three and six months ended June 30, 2001 increased $87.1 million, or 21%, and $262.7 million, or 30%, respectively, as compared with the prior year periods. The increase is primarily due to a $61.4 million and $122.4 million increase in telecommunications revenue and a $24.8 million and $132.2 million increase in gas revenue for the three and six months ended June 30, 2001, respectively, as compared with the prior year periods.


                                  ILEC REVENUE

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Network access services                   $ 139,403      $ 108,423          29%      $ 271,800     $ 215,293         26%
Local network  services                      95,713         74,871          28%        196,405       147,924         33%
Long distance and data services              32,675         24,480          33%         63,284        49,462         28%
Directory services                           10,999          9,000          22%         21,689        17,922         21%
Other                                         9,998         10,622          -6%         22,955        23,107         -1%
                                       -------------  -------------               ------------- -------------
                                          $ 288,788      $ 227,396          27%      $ 576,133     $ 453,708         27%
                                       =============  =============               ============= =============


We acquired the Verizon Nebraska access lines on June 30, 2000, the Verizon Minnesota access lines on August 31, 2000, the Qwest North Dakota access lines on October 31, 2000 and the Verizon Illinois/Wisconsin access lines on November 30, 2000 (collectively referred to as the Acquisitions). These Acquisitions contributed $52.5 million and $100.6 million of revenue for the three and six months ended June 30, 2001, respectively. Access lines excluding these Acquisitions increased 45,596 from 1,017,188 to 1,062,784 as compared with the prior year period. Access lines from these Acquisitions totaled 340,736 at June 30, 2001. Minutes of use excluding these Acquisitions increased 129 million from 1,380 million to 1,509 million for the three months ended June 30, 2001 as compared with the prior year period. Minutes of use from these Acquisitions totaled 433 million for the three months ended June 30, 2001. Minutes of use excluding these Acquisitions increased 296 million from 2,703 million to 2,999 million for the six months ended June 30, 2001 as compared with the prior year period. Minutes of use from these Acquisitions totaled 753.8 million for the six months ended June 30, 2001. We acquired Frontier on June 29, 2001. Frontier contributed $4.2 million in revenue for the three and six months ended June 30, 2001. Revenue data includes Frontier; access lines and minutes of use data do not include Frontier.


Network access services revenue for the three months ended June 30, 2001 increased $31.0 million, or 29%, as compared with the prior year period primarily due to the impact of the Acquisitions and Frontier of $24.5 million. Growth in minutes of use contributed $.7 million and growth in subsidies contributed $3.7 million. These increases were partially offset by $4.3 million from the effect of the Federal Communications Commission's (FCC) Coalition for Affordable Local and Long Distance Services (CALLS) mandate which reduced access charges paid by long distance companies. Network access also includes a reclassification of $6.3 million in revenue reported as local network services revenue in the prior year.

Network access services revenue for the six months ended June 30, 2001 increased $56.5 million, or 26%, as compared with the prior year period primarily due to the impact of the Acquisitions and Frontier of $44.5 million. Growth in minutes of use contributed $3.7 million and growth in special access and subsidies contributed $3.4 million and $7.4 million, respectively. These increases were partially offset by $8.8 million from the effect of the FCC's CALLS mandate which reduced access charges paid by long distance companies. Network access also includes a reclassification of $6.3 million in revenue reported as local network services revenue in the prior year.

Local network services revenue for the three months ended June 30, 2001 increased $20.8 million, or 28%, as compared with the prior year period primarily due to the impact of the Acquisitions and Frontier of $26.6 million and growth in enhanced services of $1.0 million. Local network services revenue also reflects a reclassification of $6.3 million in revenue reported as network access revenue in the prior year.

Local network services revenue for the six months ended June 30, 2001 increased $48.5 million, or 33%, as compared with the prior year period primarily due to the impact of the Acquisitions and Frontier of $51.3 million, growth in enhanced services of $2.3 million and access line and second line growth of $1.6 million. Local network services revenue also reflects a reclassification of $6.3 million in revenue reported as network access revenue in the prior year.

Long distance and data services revenue for the three months ended June 30, 2001 increased $8.2 million, or 33%, as compared with the prior year period primarily due to $1.4 million of growth in Digital Subscriber Line (DSL) and Internet services, $1.0 million of growth related to data and dedicated circuits and $3.4 million of growth in long distance services. The acquired properties and Frontier also contributed $2.4 million in long distance and data revenue.

Long distance and data services revenue for the six months ended June 30, 2001 increased $13.8 million, or 28%, as compared with the prior year period primarily due to $2.8 million of growth in DSL and Internet services, $2.5 million of growth related to data and dedicated circuits and $5.4 million of growth in long distance services. The acquired properties and Frontier also contributed $3.1 million in long distance and data revenue.

Directory services revenue for the three months ended June 30, 2001 increased $2.0 million, or 22%, as compared with the prior year period primarily due to the impact of the Acquisitions and Frontier of $1.8 million and growth of $.2 million.

Directory services revenue for the six months ended June 30, 2001 increased $3.8 million, or 21%, as compared with the prior year period primarily due to the impact of the Acquisitions and Frontier of $3.3 million and growth of $.5 million.

Other revenue for the three months ended June 30, 2001 decreased $.6 million, or 6%, as compared with the prior year period. The Acquisitions and Frontier contributed $1.4 million, which was partially offset by a decrease of $2.0 million in miscellaneous revenue categories.

Other revenue for the six months ended June 30, 2001 decreased $.2 million, or 1%, as compared with the prior year period. The Acquisitions and Frontier contributed $2.6 million, which was partially offset by a decrease of $2.8 million in miscellaneous revenue categories.

                                   ELI REVENUE

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Network services                           $ 26,121       $ 17,173          52%      $  51,889     $  33,177         56%
Local telephone services                     21,868         25,951         -16%         43,664        50,225        -13%
Long distance services                        3,098          4,265         -27%          6,183         8,862        -30%
Data services                                 9,342         13,231         -29%         21,255        25,134        -15%
                                       -------------  -------------               ------------- -------------
                                             60,429         60,620           0%        122,991       117,398          5%
Intersegment revenue  *                      (1,095)          (692)         N/A         (1,932)       (1,327)        N/A
                                       -------------  -------------               ------------- -------------
                                           $ 59,334       $ 59,928          -1%      $ 121,059     $ 116,071          4%
                                       =============  =============               ============= =============


*Intersegment revenue reflects revenue received by ELI from our ILEC operations.

Included in revenue for the three months ended June 30, 2001 is approximately $3.8 million of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy
code.  Of  our  largest  twenty-five  customers,   two  are  under  Chapter  11
protection. These two customers contribute approximately $1.1 million of revenue monthly; amounts due from such customers are current.

Network services revenue for the three and six months ended June 30, 2001 increased $8.9 million, or 52%, and $18.7 million, or 56%, respectively, as compared with the prior year periods. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

Local telephone services revenue for the three and six months ended June 30, 2001 decreased $4.1 million, or 16%, and $6.6 million, or 13%, respectively, as compared with the prior year periods. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.

                                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
($ In thousands)                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
ISDN PRI                                   $   6,755      $  8,402        -20%      $ 14,785      $ 16,231        -9%
Dial tone                                      4,528         4,201          8%         9,231         8,749         6%
Carrier access billings                        2,574         2,948        -13%         3,923         5,219       -25%
Reciprocal compensation                        8,011        10,400        -23%        15,725        20,026       -21%
                                       -------------  -------------               ------------- -------------
                                           $  21,868      $ 25,951        -16%      $ 43,664      $ 50,225       -13%
                                       =============  =============               ============= =============

          ISDN PRI revenue for the three and six months ended June 30, 2001 decreased $1.6 million, or 20%, and $1.4 million, or 9%, respectively, as compared with the prior year periods primarily due to the decline in the consumer dial-up market.

          Dial tone revenue increased $0.3 million, or 8%, and $0.5 million, or 6%, respectively, as compared with the prior year periods. Increases in revenue for dial tone are the result of an increase in the average access line equivalents of 14,747, or 16%, and 5,379, or 5%, for the three and six months ended June 30, 2001, respectively.

          Carrier Access Billings revenue for the three and six months ended June 30, 2001 decreased $0.4 million, or 13%, and $1.3 million, or 25%, respectively, as compared with the prior year periods. The decrease is the result of lower average rates per minute due to competitive pressures in the markets in which we operate, offset by an increase in average monthly minutes processed of 1.7 million, or 5%, and 8.7 million, or 31%, for the three and six months ended June 30, 2001, respectively, as compared with the prior year periods.

          Reciprocal compensation revenue for the three and six months ended June 30, 2001 decreased $2.4 million, or 23%, and $4.3 million, or 21%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 110 million, or 9%, and 35 million, or 3%, for the three and six months ended June 30, 2001, respectively, as compared with the prior year periods and lower average rates per minute due to competitive pressures in the markets in which we operate.

Long distance services revenue for the three and six months ended June 30, 2001 decreased $1.2 million, or 27%, and $2.7 million, or 30%, respectively, as compared with the prior year periods. Long distance services include retail and wholesale long distance.

          Retail long distance revenue for the three and six months ended June 30, 2001 decreased $0.2 million, or 9%, and $0.5 million, or 10%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 0.3 million, or 3%, and 0.2 million, or 2%, for the three and six months ended June 30, 2001 and lower average rates per minute.

          Wholesale long distance revenue for the three and six months ended June 30, 2001 decreased $0.5 million, or 34%, and $1.5 million, or 43%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of
          4.3 million, or 25%, and 5 million, or 28%, for the three and six months ended June 30, 2001 and lower average rates per minute.

Data services revenue for the three and six months ended June 30, 2001 decreased $3.9 million, or 29%, and $3.9 million, or 15%, respectively, as compared with the prior year periods. Data services include Internet, RSVP, Frame Relay and other services.

          Revenue for the three and six months ended June 30, 2001 from our Internet services product decreased $0.4 million, or 9%, and increased $0.2 million, or 2.9%, respectively, as compared with the prior year periods.

          Revenue for the three and six months ended June 30, 2001 from our RSVP products increased $0.4 million, or 52%, and $1.1 million, or 76%, respectively, as compared with the prior year periods.

          Revenue for the three and six months ended June 30, 2001 from our Frame Relay product decreased $0.1 million, or 7%, and increased $0.1 million, or 3%, respectively, as compared with the prior year periods.

          Revenue for the three and six months ended June 30, 2001 from other services revenue decreased $3.8 million, or 70%, and $5.4 million, or 51%, respectively, as compared with the prior year periods, primarily due to the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract was not renewed.


                                   GAS REVENUE

($ in thousands)             For the three months ended June 30,        For the six months ended June 30,
                           -----------------------------------------  ---------------------------------------
                               2001           2000        % Change        2001          2000       % Change
                           -------------  -------------  -----------  ------------- ------------- -----------
Gas revenue                 $ 102,155       $ 77,366          32%      $ 322,670       190,421         69%

Gas revenue for the three and six months ended June 30, 2001 increased $24.8 million, or 32%, and $132.2 million, or 69%, as compared with the prior year periods, primarily due to higher purchased gas costs and customer growth. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers. Included in gas revenue is approximately $52.7 million and $203.5 million for the three and six months ended June 30, 2001, respectively, of revenue from our Louisiana gas operations. This revenue will not continue since the sale of our Louisiana gas operations closed on July 2, 2001.


                                ELECTRIC REVENUE

($ in thousands)             For the three months ended June 30,        For the six months ended June 30,
                           -----------------------------------------  ---------------------------------------
                               2001           2000        % Change        2001          2000       % Change
                           -------------  -------------  -----------  ------------- ------------- -----------
Electric revenue             $ 55,464       $ 53,917           3%      $ 110,161     $ 107,109          3%


Electric revenue for the three and six months ended June 30, 2001 increased $1.5 million, or 3%, and $3.1 million, or 3%, respectively, as compared with the prior year periods, primarily due to higher purchased power costs, customer growth and increased consumption due to warmer weather conditions. Under tariff provisions, increases in our costs of electric energy and fuel oil purchased are largely passed on to customers.

                                COST OF SERVICES

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Gas purchased                            $ 63,914       $ 42,785        49%      $ 227,077     $ 100,056          127%
Electric energy and fuel oil purchased     29,969         27,801         8%         59,655        51,974           15%
Network access                             35,658         33,540         6%         68,930        73,639           -6%
Eliminations  *                            (1,013)          (692)       N/A         (1,769)       (1,327)         N/A
                                       -------------  -------------               ------------- -------------
                                         $128,528       $103,434        24%      $ 353,893     $ 224,342           58%
                                       =============  =============               ============= =============


*Eliminations represent expenses incurred by our ILEC operations related to network services provided by ELI.

Gas purchased for the three and six months ended June 30, 2001 increased $21.1 million, or 49%, and $127.0 million, or 127%, respectively, as compared with the prior year periods, primarily due to an increase in the cost of gas. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers. Included in gas purchased is approximately $37.0 million and $161.3 million for the three and six months ended June 30, 2001, respectively, of gas purchase by our Louisiana gas operations. This cost will not continue since the sale of our Louisiana gas operations closed on July 2, 2001.

Electric energy and fuel oil purchased for the three and six months ended June 30, 2001 increased $2.2 million, or 8%, and $7.7 million, or 15%, respectively, as compared with the prior year periods, primarily due to higher purchased power prices.

During the past two years the decrease in the availability of power in certain areas of the country has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $88 million through June 30, 2001 has been incurred. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. In an attempt to limit "rate shock" to our customers, we will request that this deferred amount, plus interest, be recovered over a extended time period. As a result, we have deferred these costs on the balance sheet in anticipation of recovering through the regulatory process.

On July 16, 2001, Citizens terminated its existing contract with Arizona Public Service and entered into a new seven year purchase power agreement. This agreement allows us to purchase all power required for operations at a fixed rate per kilowatt hour. This agreement is retroactive to June 1, 2001 and will minimize any further increase in the deferred power cost account.

Network access expenses for the three months ended June 30, 2001 increased $2.1 million, or 6%, as compared with the prior year period primarily due to the impact of the Acquisitions and an Internet remote call forwarding adjustment partially offset by a reduction in long distance access expense related to rate changes in the ILEC sector and $1.2 million of reduced variable costs at ELI.

Network access expenses for the six months ended June 30, 2001 decreased $4.7 million, or 6%, as compared with the prior year period primarily due to $5.2 million of reduced variable costs at ELI and a reduction in long distance access expense related to rate changes in the ILEC sector, partially offset by the impact of the Acquisitions and an Internet remote call forwarding adjustment.

                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)               For the three months ended June 30,        For the six months ended June 30,
                             -----------------------------------------  ---------------------------------------
                                 2001           2000        % Change        2001          2000       % Change
                             -------------  -------------  -----------  ------------- ------------- -----------
Depreciation  expense           $ 101,290       $ 85,849          18%      $ 193,743     $ 181,195          7%
Amortization expense               13,076            794        1547%         26,329         1,429       1742%
                             -------------  -------------               ---------------------------
                                $ 114,366       $ 86,643          32%      $ 220,072     $ 182,624         21%
                             =============  =============               ===========================

Depreciation expense for the three and six months ended June 30, 2001 increased $15.4 million, or 18%, and $12.5 million, or 7%, respectively, as compared with the prior year periods, primarily due to the impact of the Acquisitions of $14.0 million and $32.1 million, respectively, and higher property, plant and equipment balances in the telecommunications sector. The increases were partially offset by a decrease of $6.2 million and $19.3 million, respectively, of depreciation expense related to our gas and electric sectors classified as "assets held for sale" which requires us to cease depreciating these assets, and $3.6 million and $17.4 million, respectively, in the prior year periods of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector.

Amortization expense for the three and six months ended June 30, 2001 increased $12.3 million, or 1547%, and $24.9 million, or 1742%, respectively, as compared with the prior year periods, primarily due to amortization of goodwill of $11.7 million and $23.4 million, respectively, related to the Acquisitions.


                            OTHER OPERATING EXPENSES

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Operating expenses                        $ 149,839      $ 139,633           7%      $ 303,236     $ 283,472          7%
Taxes other than income taxes                24,437         28,311         -14%         50,273        55,089         -9%
Sales and marketing                          20,960         19,003          10%         41,571        37,493         11%
                                       -------------  -------------               ------------- -------------
                                          $ 195,236      $ 186,947           4%      $ 395,080     $ 376,054          5%
                                       =============  =============               ============= =============

Operating expenses for the three months ended June 30, 2001 increased $10.2 million, or 7%, as compared with the prior year periods, primarily due to increased operating expenses related to the Acquisitions and increased operating costs of $7.5 million in the gas and electric sectors, partially offset by decreased operating expenses of $4.8 million at ELI due to a reduction in personnel.

Operating expenses for the six months ended June 30, 2001 increased $19.7 million, or 7%, as compared with the prior year periods, primarily due to increased operating expenses related to the Acquisitions and increased operating costs of $4.7 million in the gas and electric sectors partially offset by decreased operating expenses of $6.4 million at ELI due to a reduction in personnel.

Taxes other than income taxes decreased $3.9 million, or 14%, and $4.8 million, or 9%, respectively, as compared with the prior year periods, primarily due to franchise tax refunds received by the gas sector.

Sales and marketing expenses increased $2.0 million, or 10%, and $4.1 million, or 11%, respectively, as compared with the prior year periods, primarily due to increased telemarketing costs in the telecommunications sector.

                        ACQUISITION ASSIMILATION EXPENSE

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Acquisition assimilation expense         $ 7,062        $ 7,617          -7%       $ 12,546      $ 11,591          8%


Acquisition assimilation expense of $7.1 million and $7.6 million for the three months ended June 30, 2001 and 2000, respectively, and $12.6 million and $11.6 million for the six months ended June 30, 2001 and 2000, respectively, is related to the completed and pending acquisitions of approximately 1.5 million telephone access lines. As we complete the acquisitions currently under contracts, we will continue to incur assimilation costs.



                                OPERATING INCOME

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Operating Income                         $ 60,549       $ 33,966          78%      $ 148,432      $ 72,698        104%


Operating income for the three and six months ended June 30, 2001 increased $26.6 million, or 78%, and $75.7 million, or 104%, respectively, as compared with prior year periods, primarily due to ILEC growth, increased operating income from the gas and electric sectors and decreased ELI operating losses. Included in operating income is approximately $158,000 and $12.7 million for the three and six months ended June 30, 2001, respectively, of operating income from our Louisiana gas operations. This operating income will not continue since the sale of our Louisiana gas operations closed on July 2, 2001.


              INVESTMENT AND OTHER INCOME, NET / MINORITY INTEREST
                          INTEREST EXPENSE/INCOME TAXES

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Investment and other income, net           $ 10,641        $ 4,219         152%       $ 13,425      $  9,817         37%
Minority interest                          $      -        $ 5,937        -100%       $      -      $ 12,222       -100%
Interest expense                           $ 73,129        $41,750          75%       $134,581      $ 79,340         70%
Income taxes                               $    525        $   471          11%       $  9,573      $  5,298         81%


Investment and other income, net for the three and six months ended June 30, 2001 increased $6.4 million, or 152%, and $3.6 million, or 37%, respectively, as compared with the prior year periods, primarily due to increased income from higher money market balances, an increase in the equity component of the allowance for funds used during construction (AFUDC) and increases in miscellaneous income items.

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

Interest expense for the three months ended June 30, 2001 increased $31.4 million, or 75%, as compared with the prior year periods, primarily due to $16.9 million of interest expense on our $1.75 billion of notes issued in May 2001, $7.8 million of interest expense on our lines of credit, a $1.9 million increase in ELI's interest expense related to increased borrowings, $0.9 million of interest expense on our equity units issued in June 2001 and $0.8 million for amortization of costs associated with our committed bank credit facilities. During the three months ended June 30, 2001, we had average long-term debt outstanding of $3.7 billion compared to $2.4 billion during the three months ended June 30, 2000. Our composite average borrowing rate paid for the three months ended June 30, 2001 as compared with the prior year period was 46 basis points higher due to the impact of higher interest rates on our new borrowings.

Interest expense for the six months ended June 30, 2001 increased $55.2 million, or 70%, as compared with the prior year periods, primarily due to $16.9 million of interest expense on our $1.75 billion of notes issued in May 2001, $20.0 million of interest expense on our lines of credit, a $5.1 million increase in ELI's interest expense related to increased borrowings, a $4.0 million increase due to an increase in our commercial paper outstanding, $3.9 million for amortization of costs associated with our committed bank credit facilities and $0.9 million of interest expense on our equity units issued in June. During the six months ended June 30, 2001, we had average long-term debt outstanding of $3.7 billion compared to $2.3 billion during the six months ended June 30, 2000. Our composite average borrowing rate paid for the six months ended June 30, 2001 as compared with the prior year period was 82 basis points higher due to the impact of higher interest rates on our new borrowings.

Income taxes for the three and six months ended June 30, 2001 increased $0.05 million, or 11%, and $4.3 million, or 81%, respectively, as compared with the prior year periods, primarily due to changes in taxable income. The estimated annual effective tax rate for 2001 is 31% as compared with 37% for 2000. Income tax expense for the three and six months ended June 30, 2000 include true-ups to arrive at this rate.


                             DISCONTINUED OPERATIONS

($ in thousands)           For the three months ended June 30,        For the six months ended June 30,
                         -----------------------------------------  ---------------------------------------
                             2001           2000        % Change        2001          2000       % Change
                         -------------  -------------  -----------  ------------- ------------- -----------
Revenue                      $ 29,335       $ 26,576          10%       $ 53,429      $ 50,641          6%
Operating income             $  8,183       $  7,009          17%       $ 11,945      $ 10,030         19%
Net income                   $  3,367       $  2,663          26%       $  4,476      $  3,344         34%


Revenue from discontinued operations for the three and six months ended June 30, 2001 increased $2.8 million, or 10%, and $2.8 million, or 6%, respectively, as compared with the prior year periods, primarily due to customer growth and new water sales related to the completion of a multi-year $50 million water pipeline project in Illinois in March 2001.

Operating income from discontinued operations for the three and six months ended June 30, 2001 increased $1.2 million, or 17%, and $1.9 million, or 19%, respectively, as compared with the prior year periods, primarily due to customer growth and new water sales related to the completion of a water pipeline project in Illinois in March 2001.

Net income from discontinued operations for the three and six months ended June 30, 2001 increased $0.7 million, or 26%, and $1.2 million, or 34%, respectively, as compared with prior year periods, primarily due to the respective changes in operating income net of income taxes.


                                NET INCOME (LOSS)

($ in thousands)                         For the three months ended June 30,        For the six months ended June 30,
                                       -----------------------------------------  ---------------------------------------
                                           2001           2000        % Change        2001          2000       % Change
                                       -------------  -------------  -----------  ------------- ------------- -----------
Net income (loss)                         $ (649)       $ 3,012        -122%       $ 19,074      $ 10,338         85%


Net income (loss) for the three months ended June 30, 2001 decreased $3.7 million, or 122%, as compared with the prior year period, primarily due to increased interest expense which partially offset increased operating income. Net income for the six months ended June 30, 2001 increased $8.7 million, or 85%, respectively, as compared with the prior year period primarily due to increased operating income partially offset by increased interest expense.

During 2000, we entered into equity forward contracts for the acquisition of 9,140,000 shares as part of our share repurchase programs. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30,2001 we were required to report our equity forward contracts as a reduction to shareholders' equity and a component of temporary equity for the gross settlement amount of the contracts ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amends the equity forward contracts to no longer permit share settlement of the contracts. We are required to report the accrued carrying costs as a reduction of net income available to common shareholders. Accordingly, we accrued $12,647,000 in associated cumulative carrying costs at June 30, 2001. Future quarters will reflect the carrying costs for the period being reported on computed at LIBOR plus the carrying spread times the redemption amount as a reduction of net income available to common shareholders. At June 30, 2001, the contracts are reported on the balance sheet at their redemption amount of $107,018,000.


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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates and variable rate debt is refinanced when advantageous. Consequently, we have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At June 30, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $6,098.6 million, based on our overall weighted average rate of 7.0% and our overall weighted maturity of approximately 9 years. There has been no material change in the overall weighted average interest rate applicable to our obligations since December 31, 2000. However, the overall weighted average maturity has decreased due to the issuance of $1.75 billion of notes in May 2001 and the increase in our credit facility since December 31, 2000. A hypothetical increase of 70 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $154.4 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio and our common stock buyback program. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies. The common stock buyback program includes equity forward contracts indexed to our common stock. Based upon our overall equity price exposure at June 30, 2001, a material near-term change in the quoted market price of our common stock could affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of equity price exposure

At June 30, 2001, the fair value of the equity portion of our investment portfolio and of the equity forward contracts were estimated to be $170.5 million and $110.1 million, respectively. A hypothetical 10% decrease in quoted market prices would result in an approximate $17.1 million decrease in the fair value of the equity portion of our investment portfolio and an approximate $11.0 million decrease in the fair value of the equity forward contracts.

Commodity Price Exposure

We purchase monthly gas future contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor
(PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at June 30, 2001 a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of June 30, 2001. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

On July 20, 2001, we notified Qwest Corporation that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/ Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming. On July 23, 2001, Qwest informed us that it intends to file a notice of claim for arbitration in Denver, Colorado under the rules of the American Arbitration Association with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64 million, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. We intend to file a notice of claim in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest.

We are party to proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The Registrant held its 2001 Annual Meeting of the Stockholders on May 17, 2001.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:


                                               Number of Votes
                                               ---------------
                Directors                For                    Abstain
                ---------                ---                    -------

         N.I. Botwinik                222,874,582              10,190,709
         A.I. Fleischman              223,882,433               9,182,858
         R.J. Graf                    224,071,770               8,993,522
         S. Harfenist                 224,035,721               9,029,570
         A.N. Heine                   223,786,197               9,279,094
         S.N. Schneider               224,105,767               8,959,525
         J.L. Schroeder               223,844,904               9,220,387
         R.D. Siff                    223,584,472               9,480,820
         R.A. Stanger                 224,042,297               9,022,994
         E. Tornberg                  223,597,675               9,467,616
         C. Tow                       220,505,895              12,559,397
         L. Tow                       221,639,802              11,425,489

(c) At the 2001 Annual Meeting of the Stockholders, the shareholders approved the 2000 Equity Incentive Plan. The following sets forth the number of votes on this proposal.


                       For               Against             Abstain
                       ---               -------             -------
                   182,286,407         46,547,822           4,230,564

Item 5.  Other Information
         -----------------

As disclosed in our proxy statement for the 2001 Annual Meeting, under our bylaws, if any stockholder intends to propose any matter at the 2002 annual meeting, the proponent must give written notice to us not earlier than January 1, 2002 nor later than February 15, 2002. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us by February 14, 2002 of a proposal, then our proxies would be able to use their discretionary voting authority when the stockholder's proposal is raised at the meeting.

On April 2, 2001, ELI received a notice from The Nasdaq Stock Market, Inc. that ELI's Class A common stock would be subject to delisting after July 2, 2001 from The Nasdaq National Market because it has failed to maintain a $5 minimum bid price. Nasdaq suggested that ELI may consider filing an application to have its Class A common stock listed on The Nasdaq SmallCap Market. On July 5, 2001, ELI filed an application to have its Class A common stock listed on The Nasdaq SmallCap Market. ELI is currently in discussions with Nasdaq as to the application and their ability to meet the applicable listing requirements. In order to meet a separate requirement concerning market capitalization of ELI's common stock, we may convert sufficient shares of ELI Class B common stock that we hold to Class A common stock to provide a market capitalization of the Class A common stock of $35 million. It is uncertain whether ELI will be able to meet the applicable listing requirements including the requirement that a minimum bid price of $1.00 per share be maintained. If the requirements are not met, ELI's Class A common stock may not be eligible for trading on Nasdaq and ELI expects that it would trade in the over-the-counter market. ELI continues to have discussions with Nasdaq and does have the ability to appeal any determination of Nasdaq. In addition, ELI continues to review alternative resolutions to this matter. There can be no assurance of the outcome of these discussions or of any appeal if ELI determines to seek one. If ELI's Class A common stock fails to remain included on Nasdaq, the delisting may have a material adverse impact on the market value of its Class A common stock.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)    Exhibits:

               10.37 Citizens 401(K) Savings Plan effective as of January 1, 1997 reflecting amendments made through April,2001.

         b)    Reports on Form 8-K:

               We filed on Form 8-K on April 4, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits," a press release announcing that we plan to offer $3 billion worth of debt and equity securities under a shelf registration statement.

               We filed on Form 8-K on April 25, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits," a press release announcing that we received approval of sale of our Louisiana Gas assets.

               We filed on Form 8-K on April 27, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits," a press release announcing that we received approval from the New York Public Service Commission for the purchase of Global Crossing's Local Exchange Carrier Business.

               We filed on Form 8-K on May 7, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits," financial statements of businesses acquired and pro forma financial information.

               We filed on Form 8-K on May 10, 2001 under Item 7 "Financial Statements and Exhibits," a press release announcing earnings for the quarter ended March 31, 2001 and certain financial and operating data.

               We filed on Form 8-K on May 16, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing that we intend to sell up to $1 billion in Senior Unsecured Debt.

               We filed on Form 8-K on May 24, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing that we issued $1.75 billion of notes, consisting of $700,000,00 principal amount of 8.50% notes due 2006 and $1,050,000,000 principal amount of 9.25% notes due 2011.

               We filed on Form 8-K on June 4, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing that we plan two concurrent public offerings of equity securities.

               We filed on Form 8-K on June 12, 2001 under Item 7 "Financial Statements and Exhibits" certain agreements related to our equity units offering.

               We filed on Form 8-K on June 14, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing pricing of equity units and common stock offerings.

               We filed on Form 8-K on June 21, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," certain agreements related to our equity units and common stock offerings.

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






Date: August 10, 2001