Form 10-Q
period 2001-09-30
CITIZENS COMMUNICATIONS CO
filed 2001-11-14
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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
                                                    -----------------

                                   NO CHANGES
                                   ----------
     (Former name, former address and former fiscal year, if changed since last report.)


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


The number of shares outstanding of the registrant's class of common stock as of October 31, 2001 was 280,074,616.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




                                                                                                       Page No.

Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                                2

    Consolidated Statements of Income for the three months ended September 30, 2001 and 2000               3

    Consolidated Statements of Income for the nine months ended September 30, 2001 and 2000                4

    Consolidated Statements Comprehensive Loss for the three and nine months ended
         September 30, 2001 and 2000                                                                       5

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000 and the
       nine months ended September 30, 2001                                                                6

    Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000            7

    Notes to Consolidated Financial Statements                                                             8

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 20

    Quantitative and Qualitative Disclosures about Market Risk                                            35

Part II.  Other Information

    Legal Proceedings                                                                                     37

    Changes in Securities and Use of Proceeds                                                             37

    Defaults upon Senior Securities                                                                       37

    Submission of Matters to a Vote of Security Holders                                                   37

    Other Information                                                                                     37

    Exhibits and Reports on Form 8-K                                                                      38

    Signature                                                                                             39


                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    ($ in thousands except per-share amounts)
                                    Unaudited



                                                                       September 30, 2001  December 31, 2000
ASSETS
------
Current assets:
    Cash                                                                     $     38,922        $    31,223
    Accounts receivable, net                                                      339,382            243,304
    Short-term investments                                                        141,496             38,863
    Other current assets                                                           42,844             52,545
    Assets held for sale                                                        1,093,939          1,212,307
    Assets of discontinued operations                                             743,238            673,515
                                                                       ------------------- ------------------
      Total current assets                                                      2,399,821          2,251,757

Property, plant and equipment, net                                              4,537,291          3,520,712

Intangibles                                                                     2,864,454            633,268

Investments                                                                       117,124            214,359
Regulatory assets                                                                       -            175,949
Other assets                                                                      466,441            158,961
                                                                       ------------------- ------------------
          Total assets                                                       $ 10,385,131        $ 6,955,006
                                                                       =================== ==================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                       $    155,967        $   181,014
    Accounts payable and other current liabilities                                516,520            330,383
    Liabilities related to assets held for sale                                   214,090            290,575
    Liabilities of discontinued operations                                        219,568            190,496
                                                                       ------------------- ------------------
      Total current liabilities                                                 1,106,145            992,468

Deferred income taxes                                                             408,975            490,487
Customer advances for construction and contributions
  in aid of construction                                                          206,332            205,604
Other liabilities                                                                 232,702            108,321
Regulatory liabilities                                                                  -             24,573
Equity units                                                                      460,000                  -
Long-term debt                                                                  5,783,591          3,062,289
                                                                       ------------------- ------------------
      Total liabilities                                                         8,197,745          4,883,742

Equity forward contracts                                                                -            150,013
Company Obligated Mandatorily Redeemable Convertible
  Preferred Securities*                                                           201,250            201,250

Shareholders' equity:
    Common stock, $.25 par value (600,000,000 authorized shares;
      280,036,000 and 262,661,000 outstanding and 292,344,000 and
      265,768,000 issued at September 30, 2001 and December 31, 2000,
      respectively)                                                                73,086             66,442
    Additional paid-in capital                                                  1,936,607          1,471,816
    Retained earnings                                                             238,179            233,196
    Accumulated other comprehensive income (loss)                                 (59,147)               418
    Treasury stock                                                               (202,589)           (51,871)
                                                                       ------------------- ------------------
      Total shareholders' equity                                                1,986,136          1,720,001
                                                                       ------------------- ------------------
          Total liabilities and equity                                       $ 10,385,131        $ 6,955,006
                                                                       =================== ==================


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands, except per-share amounts)
                                    Unaudited


                                                                                     2001             2000
                                                                                --------------   --------------

Revenue                                                                             $ 661,121        $ 452,710
Operating expenses:
     Cost of services                                                                 123,214          114,497
     Depreciation and amortization                                                    193,662           95,859
     Other operating expenses                                                         267,892          187,373
     Restructuring expenses                                                            13,002                -
     Acquisition assimilation expense                                                   5,119           12,539
                                                                                --------------   --------------
Total operating expenses                                                              602,889          410,268
                                                                                --------------   --------------

Operating income                                                                       58,232           42,442

Investment and other income, net                                                        3,070            5,096
Gain on sale of assets                                                                139,304                -
Interest expense                                                                      123,452           49,559
                                                                                --------------   --------------
     Income (loss) from continuing operations before income taxes, dividends
       on convertible preferred securities and extraordinary expense                   77,154           (2,021)

Income tax expense (benefit)                                                           39,610             (202)
                                                                                --------------   --------------
     Income (loss) from continuing operations before dividends
       on convertible preferred securities and extraordinary expense                   37,544           (1,819)

Dividends on convertible preferred securities, net of income tax benefit                1,553            1,553
                                                                                --------------   --------------
     Income (loss) from continuing operations before extraordinary expense             35,991           (3,372)

Income from discontinued operations, net of tax                                         7,199            4,838
                                                                                --------------   --------------
      Income before extraordinary expense                                              43,190            1,466

Extraordinary expense - discontinuation of Statement of Financial
     Accounting Standards No. 71, net of tax                                           43,631                -
                                                                                --------------   --------------

     Net income (loss)                                                              $    (441)       $   1,466
                                                                                ==============   ==============

Carrying cost of equity forward contracts                                               1,003                -
                                                                                --------------   --------------

     Available for common shareholders                                              $  (1,444)       $   1,466
                                                                                ==============   ==============

Basic income (loss) per common share:
     Earnings from continuing operations                                            $    0.12        $   (0.01)
     Earnings from discontinued operations                                               0.03             0.02
     Extraordinary expense                                                              (0.15)               -
     Available for common shareholders                                                  (0.01)            0.01

Diluted income (loss) per common share:
     Earnings from continuing operations                                            $    0.12        $   (0.01)
     Earnings from discontinued operations                                               0.02             0.02
     Extraordinary expense                                                              (0.15)               -
     Available for common shareholders                                                  (0.01)            0.01



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands, except per-share amounts)
                                    Unaudited


                                                                                     2001             2000
                                                                                --------------   --------------

Revenue                                                                           $ 1,791,144      $ 1,320,019
Operating expenses:
     Cost of services                                                                 477,107          338,839
     Depreciation and amortization                                                    413,734          278,483
     Other operating expenses                                                         662,972          563,427
     Restructuring expenses                                                            13,002                -
     Acquisition assimilation expense                                                  17,665           24,130
                                                                                --------------   --------------
Total operating expenses                                                            1,584,480        1,204,879
                                                                                --------------   --------------

Operating income                                                                      206,664          115,140

Investment and other income, net                                                       16,495           14,913
Gain on sale of assets                                                                139,304                -
Minority interest                                                                           -           12,222
Interest expense                                                                      258,033          128,899
                                                                                --------------   --------------
     Income from continuing operations before income taxes, dividends
       on convertible preferred securities and extraordinary expense                  104,430           13,376

Income tax expense                                                                     49,183            5,096
                                                                                --------------   --------------
     Income from continuing operations before dividends
       on convertible preferred securities and extraordinary expense                   55,247            8,280

Dividends on convertible preferred securities, net of income tax benefit                4,658            4,658
                                                                                --------------   --------------
      Income from continuing operations before extraordinary expense                   50,589            3,622

Income from discontinued operations, net of tax                                        11,675            8,182
                                                                                --------------   --------------
     Income before extraordinary expense                                               62,264           11,804

Extraordinary expense - discontinuation of Statement of Financial
     Accounting Standards No. 71, net of tax                                           43,631                -
                                                                                --------------   --------------

     Net income                                                                   $    18,633      $    11,804
                                                                                ==============   ==============

Carrying cost of equity forward contracts                                              13,650                -
                                                                                --------------   --------------

     Available for common shareholders                                            $     4,983      $    11,804
                                                                                ==============   ==============

Basic income per common share:
     Earnings from continuing operations                                          $      0.14      $      0.01
     Earnings from discontinued operations                                               0.04             0.03
     Extraordinary expense                                                              (0.16)               -
     Available for common shareholders                                                   0.02             0.05

Diluted income per common share:
     Earnings from continuing operations                                          $      0.13      $      0.01
     Earnings from discontinued operations                                               0.04             0.03
     Extraordinary expense                                                              (0.16)               -
     Available for common shareholders                                                   0.02             0.04


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)
                                    Unaudited

                                        For the three months ended September 30,    For the nine months ended September 30,
                                       -----------------------------------------    -----------------------------------------
                                             2001                   2000                   2001                  2000
                                       ------------------    -------------------    -------------------   -------------------

Net income                                     $    (441)             $   1,466              $  18,633             $  11,804
Other comprehensive loss, net of tax             (34,696)               (28,704)               (59,565)              (69,097)
                                       ------------------    -------------------    -------------------   -------------------
  Total comprehensive income (loss)            $ (35,137)             $ (27,238)             $ (40,932)            $ (57,293)
                                       ==================    ===================    ===================   ===================


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                    (In thousands, except per-share amounts)
                                   Unaudited

                                                                                    Accumulated
                                            Common      Additional                    Other                       Total
                                             Stock       Paid-In       Retained    Comprehensive  Treasury     Shareholders'
                                          ($0.25 par)    Capital       Earnings    Income (Loss)    Stock         Equity
                                          ------------ ------------- ------------- --------------------------  -------------

Balances January 1, 2000                     $ 65,519    $1,577,903     $ 261,590    $  14,923    $        -    $ 1,919,935
   Acquisitions                                    28         1,770             -            -         1,861          3,659
   Treasury stock acquisitions                      -             -             -            -       (49,209)       (49,209)
   Stock plans                                    895        42,156             -            -        (4,523)        38,528
   Equity forward contracts                         -      (150,013)            -            -             -       (150,013)
   Net loss                                         -             -       (28,394)           -             -        (28,394)
   Other comprehensive loss, net of tax             -             -             -      (14,505)            -        (14,505)
                                          ------------ ------------- ------------- ------------  ------------  -------------
Balances December 31, 2000                     66,442     1,471,816       233,196          418       (51,871)     1,720,001
   Stock plans                                    355        26,538             -            -          (705)        26,188
   Common stock offering                        6,289       283,272             -            -             -        289,561
   Equity units offering                            -         4,968             -            -             -          4,968
   Settlement of equity forward contracts           -       150,013       (13,650)           -      (150,013)       (13,650)
   Net income                                       -             -        18,633            -             -         18,633
   Other comprehensive loss, net of tax             -             -             -      (59,565)            -        (59,565)
                                          ------------ ------------- ------------- ------------  ------------  -------------
Balances September 30, 2001                  $ 73,086    $1,936,607     $ 238,179    $ (59,147)   $ (202,589)   $ 1,986,136
                                          ============ ============= ============= ============  ============  =============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (In thousands)


                                                                         2001              2000
                                                                   ----------------  ----------------

Net cash provided by continuing operating activities                  $    403,443         $ 262,962

Cash flows from investing activities:
       Acquisitions                                                     (3,369,517)         (644,300)
       Proceeds from sale of assets                                        363,436                 -
       Capital expenditures                                               (350,480)         (409,342)
       Securities purchased                                               (104,018)          (52,589)
       Securities sold                                                       1,218           129,396
       Securities matured                                                        -            10,400
       ELI share purchases                                                       -           (38,748)
       Other                                                                   940                18
                                                                   ----------------  ----------------
Net cash used by investing activities                                   (3,458,421)       (1,005,165)

Cash flows from financing activities:
       Long-term debt borrowings                                         3,503,060           819,869
       Long-term debt principal payments                                  (956,821)          (35,183)
       Issuance of equity units                                            460,000                 -
       Debt issuance cost                                                  (67,499)                -
       Common stock offering                                               289,561                 -
       Issuance of common stock for employee plans                          23,490            22,176
       Settlement of equity forward contracts                             (163,663)                -
       Common stock buybacks                                                     -           (49,209)
       Customer advances for construction and contributions in
         aid of construction                                                 3,525            14,159
                                                                   ----------------  ----------------
Net cash provided by financing activities                                3,091,653           771,812

Cash used by discontinued operations                                       (28,976)          (20,787)
                                                                   ----------------  ----------------

Increase in cash                                                             7,699             8,822
Cash at January 1,                                                          31,223            37,141
                                                                   ----------------  ----------------

Cash at September 30,                                                 $     38,922         $  45,963
                                                                   ================  ================

Non-cash investing and financing activities:
       Increase in capital lease asset                                $     33,985         $  98,555



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          PART I. FINANCIAL INFORMATION

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

     (b)  Regulatory Assets and Liabilities:
          Certain of our local exchange telephone operations were, and all of our public utilities services operations are, subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". For these entities, regulators can establish regulatory assets and liabilities that are required to be reflected on the balance sheet in anticipation of future recovery through the ratemaking process. In the third quarter of 2001, due to the continued process of deregulation and the introduction of competition to our rural local exchange telephone properties and our expectation that these trends will continue, we concluded it was appropriate to discontinue the application of SFAS 71 (see Note 11) for our local exchange telephone properties.

     (c)  Revenue Recognition:
          Incumbent Local Exchange Carrier (ILEC) - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of accrued expenses on our balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue on our statement of income and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceed installation fee revenue.

          Electric Lightwave, Inc. (ELI) - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average customer life. Installation related costs in excess of installation fees are expensed when incurred.

          Public Utilities Services - Revenue is recognized when services are provided for public utilities services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public utilities services revenue is accrued for and included in accounts receivable and revenue.

     (d)  Net Income Per Common Share:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on (see Note 8).

(2)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment, net at September 30, 2001 and December 31, 2000 is as follows:


($ in thousands)                            September 30, 2001      December 31, 2000
                                           --------------------   --------------------

Property, plant and equipment                      $ 6,593,191            $ 5,307,427
Less accumulated depreciation                       (2,055,900)            (1,786,715)
                                           --------------------   --------------------
    Property, plant and equipment, net             $ 4,537,291            $ 3,520,712
                                           ====================   ====================

     At September 30, 2001, approximately $1,132,069,000 of net property, plant and equipment was related to our acquisition of Frontier Corp. which was completed on June 29, 2001 (see Note 3). At December 31, 2000, approximately $197,952,000 of net property, plant and equipment was related to our Louisiana gas operations which were disposed of on July 2, 2001 (see
     Note 5).

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $141,709,000 and $92,004,000 for the three months ended September 2001 and 2000, respectively, and $335,452,000 and $273,198,000 for the nine months ended September 30, 2001 and 2000, respectively. We ceased to record depreciation expense on the gas assets held for sale effective October 1, 2000 and on the electric assets held for sale effective January 1, 2001 (see Note 5).

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

          Verizon Acquisition
          -------------------
          Between May and December 1999, we announced agreements to purchase from Verizon Communications Inc., formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171,000,000 in cash. To date, we have closed on approximately 317,500 telephone access lines. We have received all necessary regulatory approvals and expect that the acquisition of the remaining access lines in Arizona and California will close during 2002. Our expected cash requirement to complete the Verizon acquisitions is $222,800,000.

          Qwest Acquisition - termination
          -------------------------------
          In June 1999, we announced agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650,000,000 in cash and the assumption of certain liabilities. To date, we have closed on the purchase of approximately 17,000 telephone access lines in North Dakota for approximately $38,000,000 in cash. On July 20, 2001, we notified Qwest that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming for the remaining 539,800 telephone access lines. Qwest subsequently filed a notice of claim for arbitration in Denver, Colorado under the rules of the American Arbitration Association with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64,000,000, which is the aggregate of liquidation damages under letters of credit established in the terminated acquisition agreements. We have filed a notice of claim in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest.

          Frontier Acquisition
          --------------------
          On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owned approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,370,000,000 in cash, subject to adjustment. The operations of Frontier are included in our financial statements from the date of acquisition.

          In conjunction with the Frontier acquisition, we are evaluating our facilities to take advantage of operational and functional synergies between the two companies with the objective of concentrating our resources in the areas where we have the most customers, to better serve those customers. Accordingly, we intend to close our operations support center in Plano, Texas by April 2002 (see note 7).

     The following pro forma financial information for the nine months ended September 30, 2001 and 2000 present the combined results of our operations and the Frontier, Verizon and Qwest acquisitions as if the acquisitions had occurred at the beginning of the year prior to their acquisition. Pro Forma financial information for the nine months ended September 30, 2001 includes approximatley $29 million of revenues for long distance services provided to customers of Frontier subsequent to the date of acquisition. The pro forma financial information does not include long distance services revenue prior to such date. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods. The sale of our Louisiana Gas operations (see note 5) is not presented on a pro forma basis.

($ in thousands, except per share amounts)

                                     For the nine months ended September 30,
                                   ------------------------------------------
                                          2001                   2000
                                   --------------------   -------------------
Revenue                                $ 2,178,940           $ 2,015,403
Net income (loss)                      $   (53,522)          $   (44,711)
Net income (loss) available to
  common shareholders per share        $     (0.25)          $     (0.16)


(4)  Intangibles:
     ------------
     Intangibles at September 30, 2001 and December 31, 2000 are as follows:


($ in thousands)                            September 30, 2001     December 31, 2000
                                           --------------------   --------------------

Goodwill                                           $   490,012              $ 488,435
Customer base and other                                195,243                144,833
Excess of cost over net assets acquired              2,179,199                      -
                                           -------------------   --------------------
    Total intangibles                              $ 2,864,454              $ 633,268
                                           ====================   ====================

     We have reflected assets acquired at fair market values in accordance with purchase accounting standards. Our allocations are based upon an independent appraisal of the respective property. We have not received a valuation of our Frontier purchase and have allocated, temporarily, approximately $2.2 billion of the purchase price to "excess of cost over net assets acquired". Upon receipt of a final valuation, the excess of cost over historical net assets acquired for the Frontier acquisition will be allocated to property, plant and equipment, customer base, other identifiable intangibles and goodwill.

(5)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations and we have sold another of our natural gas operations. We have received proceeds on the sale of assets of $363,400,000, and have agreements to sell assets for an aggregate of $1,026,000,000 plus the assumption of certain liabilities and debt. The purchase price under one of these agreements may be reduced. These agreements and the status of each transaction are described as follows:

          Water and Wastewater
          --------------------
          On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745,000,000 in cash and $90,000,000 of assumed debt. This transaction is expected to close in the fourth quarter of 2001.

          Electric
          --------
          On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap
          Rock). The agreement with Cap Rock was terminated on March 7, 2001. We intend to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the Hawaii Public Utilities Commission denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-op for $270,000,000 in cash including the assumption of certain liabilities. We are discussing a reduction of the purchase price and other options. Our agreement for the sale of this division may be terminated if regulatory approval is not received before February 2002.

          Gas
          ---
          On July 2, 2001, we completed on the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363,436,000 in cash. The pre-tax gain on the sale recognized in the third quarter was $139,304,000.

          In July 2001, an agreement was signed to sell the Colorado Gas division to Kinder Morgan for $11,000,000 in cash. This transaction has received all necessary regulatory approvals and is expected to close in the fourth quarter of 2001.

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

     We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas (on September 30, 2000) and electric (on December 31, 2000) assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $11,400,000 and $39,500,000 for the three and nine months ended September 30, 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

    ($ in thousands)                     September 30, 2001   December 31, 2000
                                         ------------------  -------------------

    Current assets                               $  20,424            $  18,578
    Net property, plant and equipment              667,741              639,994
    Other assets                                    55,073               14,943
                                         ------------------   ------------------
    Total assets                                 $ 743,238            $ 673,515
                                         ==================   ==================

    Current liabilities                          $  25,547            $  21,062
    Long-term debt                                  90,448               90,546
    Other liabilities                              103,573               78,888
                                         ------------------   ------------------
    Total liabilities                            $ 219,568            $ 190,496
                                         ==================   ==================

    ($ in thousands)             For the three months ended September 30,
                                 ------------------------------------------
                                       2001                 2000
                                 ------------------   ------------------
    Revenue                            $ 34,451             $ 29,272
    Operating income                   $ 14,832             $  9,716
    Income tax expense                 $  4,571             $  2,413
    Net income                         $  7,199             $  4,838

    ($ in thousands)              For the nine months ended September 30,
                                 ------------------------------------------
                                      2001                 2000
                                 ------------------   ------------------
    Revenue                            $ 87,880             $ 79,913
    Operating income                   $ 26,777             $ 19,746
    Income tax expense                 $  6,730             $  3,924
    Net income                         $ 11,675             $  8,182



     Summarized financial information for the gas and electric operations (held for sale) is set forth below:

($ in thousands)                               September 30, 2001     December 31, 2000
                                               --------------------  --------------------

Current assets                                         $    76,832           $   127,495
Net property, plant and equipment                          794,456               953,328
Other assets                                               222,651               131,484
                                               --------------------  --------------------
Total assets held for sale                             $ 1,093,939           $ 1,212,307
                                               ====================  ====================

Current liabilities                                    $    69,975           $   169,066
Long-term debt                                              43,400                43,980
Other liabilities                                          100,715                77,529
                                               --------------------  --------------------
Total liabilities related to assets held
  for sale                                             $   214,090           $   290,575
                                               ====================  ====================


(6)  Security Issuances:
     ------------------
     We issued the following securities during the nine months ended September 30, 2001 under our $3,800,000,000 shelf registration statement and in a private placement. The net proceeds from these issuances were used to repay bank borrowings, fund the Frontier Acquisition (see note 3), to settle the equity forward contract (see note 12) and for general corporate purposes. We have $825,600,000 remaining on our shelf registration after these issuances.

     Long-Term Debt
     --------------
     On May 18, 2001, we issued an aggregate of $1.75 billion of notes consisting of $700 million principal amount of 8.50% notes, due May 15, 2006 and $1.05 billion principal amount of 9.25% notes due May 15, 2011. The net proceeds of this issuance was $1,726,000,000 (after underwriting discounts and commissions and before offering expenses).

     Equity Units
     ------------
     On June 13, 2001, we issued 18,400,000 equity units at $25 per unit for net proceeds of $446,200,000 (after underwriting discounts and commissions and before offering expenses). Each equity unit initially consists of a 6.75% senior note due 2006 and a purchase contract (warrant) for our common stock. The purchase contract obligates the holder to purchase from us, no later than August 17, 2004 for a purchase price of $25, the following number of shares of our common stock:

     o 1.7218 shares, if the average closing price of our common stock over the 20-day trading period ending on the third trading day prior to August 17, 2004 equals or exceeds $14.52;
     o A number of shares having a value, based on the average closing price over that period, equal to $25, if the average closing price of our common stock over the same period is less than $14.52, but greater than $12.10; and
     o 2.0661 shares, if the average closing price of our common stock over the same period is less than or equal to $12.10.

     The  equity  units  trade on The New York Stock  Exchange  under the symbol
     "CZB."

     Common Stock
     ------------
     On June 13, 2001, we issued 25,156,250 shares of our common stock at $12.10, for net proceeds of $289,561,000 (after underwriting discounts and commissions).

     Private Placement
     -----------------
     In August 2001, through a sale by private placement to Rule 144A qualified investors, we issued an aggregate of $1.75 billion of notes consisting of $300 million principal amount of 6.375% notes due 2004, $750 million principal amount of 7.625% notes due 2008 and $700 million principal amount of 9.000% notes due 2031. The net proceeds of this issuance were $1,728,900,000 (after placement agent discounts and commissions and before offering expenses). We have filed a registration statement with the Securities and Exchange Commission (SEC) on Form S-4 in September 2001 to register a public exchange of publicly traded notes with substantially identical terms to the notes sold in the private placement, except for transfer restriction and registration rights relating to the initial notes. The registration statement has not yet been declared effective by the SEC.

Following is the activity in our long-term debt from December 31, 2000 to September 30, 2001:

                                                               For the nine months ended
                                                          -----------------------------------------
                                                                        Remarketing/                              Interest Rate at
                                             December 31,  Borrowings/    Change in                 September 30,  September 30,
($ in thousands)                               2000       Acquisitions  Current Portion   Payments      2001           2001*
                                            --------------------------------------------------------------------------------------
Fixed Rate
     Rural Utilities Service Loan Contracts
           ILEC                             $    90,129   $     1,430               -   $  (3,355)  $    88,204        6.378%
           Frontier                                   -        43,246               -           -        43,246        5.531%
                                            -----------   -----------     ------------  ---------   -----------
           Subtotal                              90,129        44,676               -      (3,355)      131,450
                                            -----------   -----------     ------------  ---------   -----------
     Debentures                               1,000,000             -               -     (50,000)      950,000        7.464%

     2001 Notes
            8.500% Due 2006                           -       700,000               -           -       700,000        8.740%
            9.250% Due 2011                           -     1,050,000               -           -     1,050,000        9.340%
            6.375% Due 2004                           -       300,000               -           -       300,000        6.649%
            7.625% Due 2008                           -       750,000               -           -       750,000        7.835%
            9.000% Due 2031                           -       700,000               -           -       700,000        9.148%
                                            -----------   -----------      -----------  ----------   ----------
            Subtotal                                  -     3,500,000               -           -     3,500,000
                                            -----------   -----------      -----------  ----------   ----------
     Equity Units
            6.750% Due 2006                           -       460,000               -           -       460,000        7.480%
                                            -----------   -----------      -----------  ----------   ----------
            Subtotal                                  -       460,000               -           -       460,000
                                            -----------   -----------      -----------  ----------   ----------
     Senior Unsecured Notes
            ILEC                                 36,000             -               -           -        36,000        8.050%
            Frontier                                  -        74,415               -        (787)       73,628        7.610%
                                            -----------   -----------      -----------  ----------   ----------
            Subtotal                             36,000        74,415               -        (787)      109,628
                                            -----------   -----------      -----------  ----------   ----------
     ELI notes                                  325,000             -               -           -       325,000        6.232%
     ELI capital leases                         132,248        33,985               -     (28,283)      137,950       11.765%
     Industrial Development Revenue Bonds       263,595             -      $  (14,400)          -       249,195        6.435%
     Other                                          308             -               -        (251)           57       12.986%
                                            -----------   -----------      -----------  ----------   ----------
Total fixed rate                              1,847,280     4,113,076         (14,400)    (82,676)    5,863,280
                                            -----------   -----------      -----------  ----------   ----------
Variable Rate
     Commercial Paper Notes Payable             109,145             -               -    (109,145)            -
     Bank Credit Facility                       765,000             -               -    (765,000)            -
     ELI Bank Credit Facility                   400,000             -               -           -       400,000        3.822%
     Industrial Development Revenue Bonds       121,878             -          14,400           -       136,278        5.221%
                                            -----------   -----------      -----------  ---------    ----------
Total variable rate                           1,396,023             -      $   14,400    (874,145)      536,278
                                            -----------   -----------      ----------   ---------    ----------
Total                                       $ 3,243,303   $ 4,113,076               -   $(956,821)  $ 6,399,558
                                            ===========   ===========      ==========   =========    ==========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Debentures, ILEC Senior Unsecured Notes, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances. The interest rates on the commercial paper notes payable and the bank credit facility at December 30, 2000 were 6.81% and 7.19%, respectively.

(7)  Restructuring Charges:
     ----------------------

     2001
     ----
     In the second quarter of 2001, we approved a plan to close our operations support center in Plano, Texas by April 2002. In connection with this plan, we recorded a pre-tax charge of $13,002,000 in other operating expenses in the third quarter of 2001. The restructuring resulted in the reduction of 749 employees. We communicated with all affected employees during July
     2001. Certain employees will be relocated; others will be offered severance, job training and/or outplacement counseling. We intend to sell our Plano office building. As of September 30, 2001, approximately $453,000 was paid and 30 employees were terminated. We expect to incur additional costs of approximately $3,128,000 through the first quarter of 2002.

      1999
     ----
     In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in other operating expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

     As of September 30, 2001, approximately $4,413,000 has been paid, 42 employees were terminated and 6 employees who were expected to be terminated took other positions within the company. The remaining employee will be terminated during 2001. At December 31, 2000, we adjusted our original accrual down by $1,008,000 and the remaining accrual of $339,000 is included in other current liabilities at September 30, 2001. These costs are expected to be paid in the fourth quarter of 2001.

                                 Original Accrued        Amount                          Remaining
                                      Amount          Paid to Date     Adjustments        Accrual
                                 ----------------     ------------    ------------     ------------

         2001 Restructuring       $ 13,002,000        $  453,000      $     -          $ 12,549,000
         1999 Restructuring          5,760,000         4,413,000      (1,008,000)           339,000

 (8) Net Income Per Common Share:
     ----------------------------
     The reconciliation of the net income per common share calculation for the three and nine months ended September 30, 2001 and 2000, respectively, is as follows:

(In thousands, except per-share amounts)                           For the three months ended September 30,
                                                 --------------------------------------------------------------------------
                                                                2001                                   2000
                                                 -------------------------------------  -----------------------------------
                                                               Weighted                              Weighted
                                                               Average                                Average
                                                  Net Income    Shares     Per Share    Net Income    Shares     Per Share
                                                 ------------------------  -----------  ------------------------ ----------
Net income per common share:
  Basic                                            $   (441)     285,615                  $  1,466      260,309
  Carrying cost of equity forward contracts           1,003            -                         -            -
                                                 -----------  -----------               ----------- ------------
  Available for common shareholders                $ (1,444)     285,615      $ (0.01)    $  1,466      260,309     $ 0.01
  Effect of dilutive options                              -        3,438            -            -        7,551          -
                                                 -----------  -----------               ----------- ------------
  Diluted                                          $ (1,444)     289,053      $ (0.01)    $  1,466      267,860     $ 0.01
                                                 ===========  ===========               =========== ============


(In thousands, except per-share amounts)                           For the nine months ended September 30,
                                                 --------------------------------------------------------------------------
                                                                2001                                   2000
                                                 -------------------------------------  -----------------------------------
                                                               Weighted                              Weighted
                                                               Average                                Average
                                                  Net Income    Shares     Per Share    Net Income    Shares     Per Share
                                                 ------------------------  -----------  ------------------------ ----------
Net income per common share:
  Basic                                            $ 18,633      271,346                  $ 11,804      260,046
  Carrying cost of equity forward contracts          13,650            -                         -            -
                                                 -----------  -----------               ----------- ------------
  Available for common shareholders                $  4,983      271,346      $  0.02     $ 11,804      260,046     $ 0.05
  Effect of dilutive options                              -        6,941            -            -        7,404          -
                                                 -----------  -----------               ----------- ------------
  Diluted                                          $  4,983      278,287      $  0.02     $ 11,804      267,450     $ 0.04
                                                 ===========  ===========                =========== ============

                                       14

     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At September 30, 2001, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 9,434,000 potentially dilutive stock options at a range of $12.91 to $21.47 per share that are not included in the calculation as they are antidilutive. Restricted stock awards of 1,150,000 shares and 1,672,000 shares at September 30, 2001 and 2000, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions. See
     Note 12 regarding carrying costs of equity forward contracts.

(9)  Segment Information:
     -------------------
     We operate in four segments, Incumbent Local Exchange Carrier (ILEC), ELI (a competitive local exchange carrier, or CLEC), gas and electric. The ILEC segment provides both regulated and competitive communications services to residential, business and wholesale customers and is the incumbent carrier in its service areas. Our gas and electric segments are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale."

     We own all of the Class B Common Stock and 27,571,332 shares of Class A Common Stock of ELI, a facilities based integrated communications provider offering a broad range of communications services in the western United States. This ownership interest represents 85% of the economic interest and a 96% voting interest. ELI's Class B Common Stock votes on a 10 to 1 basis with the Class A Common Stock, which is publicly traded. We also guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases. ELI is part of our consolidated federal tax return. In order to maintain that consolidation, we must maintain an ownership and voting interest in excess of 80%. During 2000, as a result of the exercise of employee stock options, our ownership interest dropped and we purchased 2,288,000 shares in the open market to bring our economic ownership interest back to 85%.

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


($ in thousands)                                       For the three months ended September 30, 2001
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                      ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 -------------- -------------- --------------- -------------  -------------    -------------
Revenue                              $ 507,202       $ 53,330        $ 37,717      $ 63,953      $ (1,081)(1)   $   661,121
Depreciation and Amortization          173,014         19,919             152           335           242 (2)       193,662
Operating Income (Loss)                 64,602        (22,042)          3,717        11,648           307 (2)(3)     58,232
Adjusted EBITDA                        237,616         (2,123)          3,869        11,983           549 (3)       251,894


($ in thousands)                                       For the three months ended September 30, 2000
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                      ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 -------------- -------------- --------------- -------------  -------------    -------------
Revenue                              $ 246,767       $ 63,610        $ 80,332      $ 62,770      $   (769)(1)    $  452,710
Depreciation and Amortization           65,857         16,306           6,707         6,729           260 (2)        95,859
Operating Income (Loss)                 45,106        (11,530)          1,210         7,685           (29)(2)(3)     42,442
Adjusted EBITDA                        110,963          4,776           7,917        14,414           231 (3)       138,301



($ in thousands)                                       For the nine months ended September 30, 2001
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                      ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 -------------- -------------- --------------- -------------  -------------    -------------
Revenue                             $1,083,335      $ 176,321       $ 360,387     $ 174,114     $  (3,013)(1)   $ 1,791,144
Depreciation and Amortization          347,703         58,647             457         6,135           792 (2)       413,734
Operating Income (Loss)                187,957        (53,413)         42,213        28,607         1,300 (2)(3)    206,664
Adjusted EBITDA                        535,660          5,234          42,670        34,742         2,092 (3)       620,398


($ in thousands)                                       For the nine months ended September 30, 2000
                                 -------------------------------------------------------------------------------------------
                                                                                                                  Total
                                      ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 -------------- -------------- --------------- -------------  -------------    -------------
Revenue                              $ 700,475       $181,008        $270,753      $169,879      $ (2,096)(1)   $ 1,320,019
Depreciation and Amortization          195,628         43,782          19,076        19,806           191 (2)       278,483
Operating Income (Loss)                116,462        (47,106)         24,160        21,073           551 (2)(3)    115,140
Adjusted EBITDA                        312,090         (3,324)         43,236        40,879           742 (3)       393,623


1    Represents revenue received by ELI from our ILEC operations.
2 Represents amortization of the capitalized portion of intercompany interest related to our guarantees of ELI debt and leases and amortization of goodwill related to our purchase of ELI stock.
3 Represents the administrative services fee charged to ELI pursuant to our management services agreement with ELI.

(10) Supplemental Segment Information:
     --------------------------------
     Supplemental segment income statement information for the nine months ended September 30, 2001 is as follows:

( $ in thousands)                                                                            Discontinued Corporate and Consolidated
                                                   ILEC        ELI        Gas      Electric   Operations  Eliminations    Total
                                               ----------- ----------- ---------- ----------- ---------- ------------ -----------
Revenue                                       $ 1,083,335  $  176,321   $360,387    $174,114    $      -   $ (3,013) $1,791,144
Operating expenses:
   Cost of services                                80,994      51,014    252,065      95,804           -     (2,770)    477,107
   Depreciation and amortization                  347,703      58,647        457       6,135           -        792     413,734
   Other operating expenses                       436,014     120,073     65,652      43,568           -     (2,335)    662,972
   Restructuring expenses                          13,002           -          -           -           -          -      13,002
   Acquisition assimilation expense                17,665           -          -           -           -          -      17,665
                                              ----------- ----------- ---------- ----------- ------------- --------- -----------
      Total operating expenses                    895,378     229,734    318,174     145,507           -     (4,313)  1,584,480
                                              ----------- ----------- ---------- ----------- ------------- --------- -----------

      Operating income (loss)                     187,957     (53,413)    42,213      28,607           -      1,300     206,664

Investment and other income, net                   14,035         387      2,271        (198)          -          -      16,495
Gain on sale of assets                                  -           -          -           -           -    139,304     139,304
Interest expense                                  191,189      71,788     14,032      12,964           -    (31,940)    258,033
                                              ----------- ----------- ---------- ----------- ------------- --------- -----------
   Income (loss) from continuing operations
     before income taxes, dividends on
     convertible preferred securities and
     extraordinary expense                         10,803    (124,814)    30,452      15,445           -    172,544     104,430

Income tax expense                                  4,030         449     11,359       5,761           -     27,584      49,183
                                              ----------- ----------- ---------- ----------- ------------- --------- -----------
   Income (loss) from continuing operations
     before dividends on convertible preferred
     securities and extraordinary expense           6,773    (125,263)    19,093       9,684           -    144,960      55,247

Dividends on convertible preferred securities,
     net of income tax benefit                      4,658           -          -           -           -          -       4,658
                                              ----------- ----------- ---------- ----------- ------------- --------- -----------
   Income (loss) from continuing operations
     before extraordinary expense                   2,115    (125,263)    19,093       9,684           -    144,960      50,589

Income from discontinued operations, net
     of tax                                            -           -          -           -       11,675          -      11,675
                                              ----------- ----------- ---------- ----------- ------------- --------- -----------
    Net income (loss) before extraordinary
     item                                           2,115    (125,263)    19,093       9,684      11,675    144,960      62,264

Extraordinary expense - discontinuation of
     Statement of Financial Accounting
     Standards No. 71, net of tax                      -            -          -           -           -     43,631      43,631
                                              ----------- ----------- ---------- ----------- ---------------------- -----------
   Net income (loss)                          $     2,115  $ (125,263)  $ 19,093    $  9,684    $ 11,675   $101,329  $   18,633
                                              =========== =========== ========== =========== ====================== ===========

(11) Discontinuation of SFAS 71:
     ---------------------------
     We have historically applied SFAS 71 in the preparation of our financial statements because our incumbent local exchange telephone properties (properties we owned prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier properties) were predominantly regulated in the past following a cost of service/rate of return approach. Beginning in the third quarter of 2001, these properties no longer met the criteria for application of SFAS 71 due to the continuing process of deregulation and the introduction of competition to our existing rural local exchange telephone properties, and our expectation that these trends will continue for all our properties.

     Currently, pricing for a majority of our revenues is based upon price cap plans that limit prices to changes in general inflation and estimates of productivity for the industry at large, or upon market pricing, rather than on the specific costs of operating our business, a requirement for the application of SFAS 71. These trends in the deregulation of pricing and the introduction of competition are expected to continue in the near future as additional states adopt price cap forms of regulation.

     Discontinued application of SFAS 71 required us to write off all of the regulatory assets and liabilities of our incumbent local exchange telephone operations. A non-cash extraordinary charge is reflected in our financial statements in the third quarter of 2001 as follows:

     ($ in thousands)

     Assets:
       Deferred income tax assets                                $ 31,480
       Deferred cost of extraordinary plant retirements            25,348
       Deferred charges                                             6,885

     Liabilities:
       Plant related                                             (10,259)
       Deferred income tax liabilities                            (2,531)
                                                                 --------

     Pre-tax charge                                                50,923
       Income tax benefit                                           7,292
                                                                 --------
     Extraordinary expense                                       $ 43,631
                                                                 ========

     Under SFAS 71, we depreciated our telephone plant for financial reporting purposes over asset lives approved by the regulatory agencies setting regulated rates. As part of the discontinuance of SFAS 71, we revised the depreciation lives of our core technology assets to reflect their estimated economic useful lives. Based upon our evaluation of the pace of technology change that is estimated to occur in certain components of our rural telephone networks, we have concluded that minor modifications in our asset lives for the major network technology assets as follows:

                                          Average Remaining Life in Years
                                          -------------------------------
                                         Regulated               Economic
                                           Life                    Life
                                           ----                   ------
              Switching Equipment           6.4                     5.6
              Circuit Equipment             4.3                     4.9
              Copper Cable                  8.5                     7.7

     Upon discontinuation of SFAS 71, we tested the balances of property, plant and equipment associated with the incumbent local exchange telephone properties for impairment under SFAS 121 (as required by SFAS 101). No impairment charge was required.

     To reflect the expectation that competitive entry will occur over time for certain of our properties acquired in prior purchase business combinations, we have shortened the amortization life for franchise rights related to these properties to 20 years. This action was taken to reflect the fact that our dominant position in the market related to the existence of the prior monopoly in incumbent local exchange telephone service may be reduced over time as competitors enter our markets.

(12) Equity Forward Contract:
     ------------------------
     During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. On June 29, 2001, we accrued $42,995,000 net cash to settle a portion of the contract, plus $12,647,000 in associated carrying costs. In September 2001, we settled the contract by paying the redemption amount of $107,018,000 plus $1,003,000 in associated carrying costs and took possession of our shares.

(13) Commitments and Contingencies:
     ------------------------------

     At September 30, 2001, we have outstanding performance letters of credit as follows:

         ($ in thousands)

        Qwest                                             $ 64,280
        Insurance letters of credit to CNA                  12,672
        Water/wastewater projects                            2,588
        ELI projects                                            60
                                                          --------
           Total                                          $ 79,600
                                                          ========

     None of the above letters of credit restrict our cash balances. In addition, we have issued $281,680 of letters of credit where we are required to maintain restricted cash balances in the same amount. This amount has been segregated from cash on our balance sheet and is included as a component of other current assets.

     During the past two years the decrease in the availability of power in certain areas of the country has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $98 million through September 30, 2001 have been incurred. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that this deferred amount, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process.

     On July 16, 2001, we terminated our existing contract with Arizona Public Service and entered into a new seven-year purchase power agreement. This agreement allows us to purchase all power required for operations at a fixed rate per kilowatt hour. This agreement is retroactive to June 1, 2001 and will mitigate further increases in the deferred power cost account.

                          PART I. FINANCIAL INFORMATION

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

     o Our ability to effectively manage our growth, including the integration of newly acquired operations into our operations, and otherwise monitor our operations, costs, regulatory compliance and service quality;

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

     o Electric Lightwave, Inc.'s (ELI's) ability to complete a public or private financing that would provide the funds necessary to finance its cash requirements;

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

(a) Liquidity and Capital Resources
    -------------------------------
For the three and nine months ended September 30, 2001, we used cash flow from operations, cash on hand and proceeds from the sale of securities to fund capital expenditures and acquisitions of additional telephone access lines.

In May 2001, we filed a $3.8 billion shelf registration statement with the Securities and Exchange Commission (SEC) on Form S-3 that permits us to offer from time to time common stock, preferred stock, depositary shares, debt securities, warrants to purchase these types of securities and units of the foregoing. The net proceeds from the sale of these securities have been and are expected to be used to refinance our bank borrowings and other extensions of credit, to expand our networks, services and related infrastructure and fund working capital and pending and future acquisitions, and make further investments in related telecommunications businesses as well as general corporate purposes. After the offerings discussed below, we have a remaining shelf registration of $825.6 million.

     In May 2001, we issued an aggregate of $1.75 billion of notes consisting of $700 million principal amount of 8.50% notes due May 15, 2006 and $1.05 billion principal amount of 9.25% notes due May 15, 2011. This offering was made under the $3.8 billion shelf registration statement. Net proceeds of $1,726.0 million (after underwriting discounts and commissions and before offering expenses) were used to repay bank borrowings and the remainder was used for general corporate purposes and to finance acquisitions.

     In June 2001, we issued equity securities in two concurrent public offerings. The first offering consisted of 25,156,250 shares of our common stock. The net proceeds of $289.6 million (after underwriting discounts and commissions and before offering expenses) were used to partially fund the acquisition of Frontier Corp. The second offering consisted of $460 million of equity units. The net proceeds of $446.2 million (after underwriting discounts and commissions and before offering expenses) were used to partially fund the acquisition of Frontier Corp. Each equity unit initially consists of a senior note and a purchase contract for our common stock. The price for the common stock under the purchase contract will be based upon the average trading price of the stock at the time the contract is exercised. These offerings were made under the $3.8 billion shelf registration statement.

In August 2001, we issued an aggregate of $1.75 billion of notes consisting of $300 million principal amount of 6.375% notes due 2004, $750 million principal amount of 7.625% notes due 2008 and $700 million principal amount of 9.000% notes due 2031. The notes were issued in a private offering. The proceeds were used to repay our forward equity contract and to refinance outstanding indebtedness and for general corporate purposes. In September 2001, we filed a $1.75 billion registration statement with the SEC on Form S-4 that consists of an exchange offer entitling the holders to exchange the initial notes for new notes with substantially identical terms as the initial notes, except for transfer restrictions and registration rights relating to the initial notes. The registration statement has not yet been declared effective.

On September 30, 2001, we had available lines of credit with financial institutions in the amounts of $2.0 billion with associated facility fees of 0.125% per annum and $450 million with no associated facility fees. These credit facilities were in addition to credit commitments under which we may borrow up to $200 million, with associated facility fees of 0.15% per annum, that expire on December 16, 2003. As of September 30, 2001, no borrowings were outstanding under these credit facilities. On October 24, 2001, we replaced these credit facilities with available revolving lines of credit with financial institutions in the amounts of $680 million and $100 million. An additional $25 million was provided by a lender who was added to the credit facilities after October 24, 2001, for total available commitments of $805 million. The credit facilities have similar terms and conditions. Associated facility fees vary depending on our credit ratings and currently are 0.25% per annum. The expiration dates are October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds.

In addition, on October 24, 2001, we borrowed $200 million on an unsecured basis from the Rural Telephone Finance Cooperative (RTFC). This note is due on October 24, 2011 and has a fixed 6.27% rate of interest, payable quarterly.

ELI has $400 million of committed revolving lines of credit with commercial banks, which expire November 21, 2002. It has borrowed $400 million under these lines at September 30, 2001. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under these revolving lines of credit.

We have committed to continue to finance ELI's cash requirements until December 31, 2002. We extended a revolving credit facility to ELI for $450 million with an interest rate of 15% and a final maturity of October 30, 2005. Funds for general corporate purposes of $260 million are available to be drawn until December 31, 2002. The remaining balance may be drawn by ELI to pay interest expense due under the facility. As of September 30, 2001, we have advanced $150 million to ELI under this facility.

In January 2001, one of our subsidiaries, Citizens Utilities Rural Company, was advanced $1.0 million under its Rural Utilities Services Loan Contract. The initial interest rate on the advance was 5.4125% with an ultimate maturity date of November 1, 2016.

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

On June 29, 2001, we completed the acquisition of Frontier Corp. from Global Crossing for $3,370.0 million in cash (see Acquisitions below). The acquisition was financed on an interim basis by the draw down of our bank credit facility of $1,780.0 million with the remainder derived from the proceeds of our registered securities offerings as discussed above.

On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corp for $363.4 million in cash. The proceeds were used to repay a portion of the borrowings under our bank credit facility.

During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. On June 29, 2001, we accrued $42,995,000 net cash to settle a portion of the contract, plus $12,647,000 in associated carrying costs. In September 2001, we settled the contract by paying the redemption amount of $107,018,000 plus $1,003,000 in associated carrying costs and took possession of our shares.

On September 4, 2001, our $50 million debentures matured at par and were repaid with cash. On October 1, 2001, $99.2 million of our $100 million debentures due in 2034 were tendered for redemption at par in accordance with the put option granted to debenture holders at the time of issuance. These debentures were also repaid with cash.

For the nine months ended September 30, 2001, our actual capital expenditures were $256.0 million for the ILEC segment, $43.9 million for the ELI segment and $71.3 million for the public utilities services segments which includes $20.7 million for the water and wastewater segment. We anticipate that the funds necessary for our 2001 capital expenditures will be provided from operations and from commercial paper notes payable, debt, equity and other financing at appropriate times and borrowings under credit facilities.

Capital expenditures for discontinued operations and assets held for sale will be funded through requisitions of Industrial Development Revenue Bond construction fund trust accounts and from parties desiring utility service. Upon disposition, we will receive reimbursement of certain 1999, 2000 and 2001 capital expenditures pursuant to the terms of each respective sales agreement.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements are of a general nature, and do not impose significant financial performance criteria on us. These general covenants include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and record in accordance with Generally Accepted Accounting Principles (GAAP), restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends by us either by contract, rule or regulation.

The principal financial performance covenant under our $805 million credit facility and our $200 million loan facility with the rural telephone finance cooperative which were entered into on October 24, 2001 requires the maintenance of a minimum net worth of $1.5 billion. Under the rural telephone finance cooperative loan facility, in the event that our credit rating from either Moody's Investors Service or Standard & Poor's declines below investment grade (Baa3/BBB-, respectively), we would also be required to maintain an interest coverage ratio of 2.00 to 1 or greater and a leverage ratio of 6.00 to 1 or lower.

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

     Verizon Acquisition
     -------------------
     Between May and December 1999, we announced agreements to purchase from Verizon Communications Inc., formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) in Arizona, California, Illinois/Wisconsin, Minnesota and Nebraska for approximately $1,171.0 million in cash. To date, we have closed on approximately 317,500 telephone access lines. We have received all necessary regulatory approvals and expect that the acquisition of the remaining access lines in Arizona and California will close during 2002. Our expected cash requirement to complete the Verizon acquisitions is $222.8 million.

     Qwest Acquisition - termination
     -------------------------------
     In June 1999, we announced agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska, North Dakota and Wyoming for approximately $1,650.0 million in cash and the assumption of certain liabilities. To date, we have closed on the purchase of approximately 17,000 telephone access lines in North Dakota for approximately $38.0 million in cash. On July 20, 2001, we notified Qwest that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming for the remaining 539,800 telephone access lines. Qwest subsequently filed a notice of claim for arbitration in Denver, Colorado under the rules of the American Arbitration Association with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64.0 million, which is the aggregate of liquidation damages under letters of credit established in the terminated acquisition agreements. We have filed a notice of claim in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest.

     Frontier Acquisition
     --------------------
     On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s (Frontier) local exchange carrier subsidiaries, which owned approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama/Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,370.0 million in cash, subject to adjustment. The operations of Frontier are included in our financial statements from the date of acquisition.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. Currently, we have agreements to sell all our water and wastewater operations, one of our electric operations and one of our natural gas operations and we have sold another of our natural gas operations. We have received proceeds on the sale of assets of $363.4 million, and have agreements to sell assets for an aggregate of $1,026.0 million plus the assumption of certain liabilities and debt. The purchase price under one of these agreements may be reduced. These agreements and the status of each transaction are described as follows:

     Water and Wastewater
     --------------------
     On October 18, 1999, we announced the agreement to sell our water and wastewater operations to American Water Works, Inc. for $745.0 million in cash and $90.0 million of assumed debt. This transaction is expected to close in the fourth quarter of 2001.

     Electric
     --------
     On February 15, 2000, we announced that we had agreed to sell our electric utility operations. The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). The agreement with Cap Rock was terminated on March 7, 2001. We intend to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In August 2000, the Hawaii Public Utilities Commission denied the initial application requesting approval of the purchase of our Kauai electric division by the Kauai Island Electric Co-op for $270.0 million in cash including the assumption of certain liabilities. We are discussing a reduction of the purchase price and other options. Our agreement for the sale of this division may be terminated if regulatory approval is not received before February 2002.

     Gas
     ---
     On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363.4 million in cash. The pre-tax gain on the sale recognized in the third quarter was approximately $139.3 million.

     In July 2001, an agreement was signed to sell the Colorado Gas division to Kinder Morgan for $11.0 million in cash. This transaction has received all necessary regulatory approvals and is expected to close in the fourth quarter of 2001.

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

We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas and electric assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $11.4 million and $39.5 million for the three and nine months ended September 30, 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

Discontinuation of SFAS 71
--------------------------

Prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier Properties, our incumbent local exchange telephone properties have been predominantly regulated following a cost of service/rate of return approach. Accordingly, we have applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 in the preparation of our financial statements.

Currently, pricing for a majority of our revenues in our previously existing incumbent local exchange telephone properties is based upon price cap plans that limit prices to changes in general inflation and estimates of productivity for the industry at large or upon market pricing rather than on the specific costs of operating our business, a requirement for the application of SFAS 71. These trends in the deregulation of pricing and the introduction of competition are expected to continue as additional states adopt price cap forms of regulation. We intend to operate all of our properties as competitive enterprises, to meet competitive entry and maximize revenue by providing a broad range of products and services, such as data services. Many of these future services will not be regulated, further increasing the percentage of our revenue provided by our networks that is not based upon historical cost/rate of return regulation.

In the third quarter of 2001, we concluded based on the factors mentioned above, that the provisions of SFAS 71 were no longer applicable to our incumbent local exchange telephone properties (properties we owned prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier properties). As part of the discontinuation of SFAS 71, we will no longer recognize in our financial statements certain activities of regulators.

As discussed further in Note 11 of the financial statements, we recorded a non-cash extraordinary charge of $43.6 million net of tax in our income statement, to write-off regulatory assets and liabilities recorded on our balance sheet in the past. Based upon our evaluation of the pace of technology change that is estimated to occur in certain components of our rural telephone networks, we have concluded that minor modifications in our asset lives are required for the major network technology assets and expect that depreciation and amortization expense will not differ significantly from that currently recorded.

In accordance with the provisions of SFAS 101 and SFAS 121, we performed a test of the impairment of the property, plant and equipment accounts for our properties discontinuing SFAS 71 and found that based upon our expectations of future changes in sales volumes and prices and the anticipated rate of entry of additional competition into our markets, we concluded that an asset impairment is not warranted under SFAS 121 at this time.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Frontier acquisition, which closed on June 29, 2001, is accounted for using the purchase method.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually. The amortization of goodwill ceases upon adoption of the statement. The statement is effective for fiscal years beginning after December 15, 2001 for companies whose annual reporting period ends on December 31, 2001 and applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. We will cease to recognize amortization of the goodwill portion of intangibles starting January 1, 2002. Amortization of intangibles for the three and nine months ended September 30, 2001 was $52.0 million and $78.3 million, respectively. We will be required to test for impairment of goodwill annually starting January 1, 2002. The amount of any future impairment, if any, cannot be estimated at this time.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of the adoption of SFAS 143.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of the adoption of SFAS 144.

(b) Results of Operations
    ---------------------
                                     REVENUE

Consolidated revenue for the three and nine months ended September 30, 2001 increased $208.4 million, or 46%, and $471.1 million, or 36%, respectively, as compared with the prior year periods. The increases are primarily due to the $260.4 million and $382.9 million increases in telecommunications revenue in the respective periods. The increase in the three months ended September 30, 2001 was partially offset by a decrease of $42.6 million in gas revenue primarily due to the sale of our Louisiana gas operations on July 2, 2001.

                                  ILEC REVENUE

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                               2001           2000      % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
Network access services                      $ 189,034     $ 114,725         65%    $   461,549      $ 330,018         40%
Local network  services                        194,398        83,633        132%        390,802        231,557         69%
Long distance and data services                 71,860        26,422        172%        135,144         75,404         79%
Directory services                              25,253         9,376        169%         46,942         27,299         72%
Other                                           26,657        12,611        111%         48,898         36,197         35%
                                         -------------- -------------              ------------- --------------
                                             $ 507,202     $ 246,767        106%    $ 1,083,335      $ 700,475         55%
                                         ============== =============              ============= ==============

We acquired the Verizon Nebraska access lines on June 30, 2000, the Verizon Minnesota access lines on August 31, 2000, the Qwest North Dakota access lines on October 31, 2000 and the Verizon Illinois/Wisconsin access lines on November 30, 2000 and Frontier on June 29, 2001 (collectively referred to as the Acquisitions). The Acquisitions contributed $245.5 million and $350.3 million to the increase in revenue for the three and nine months ended September 30, 2001, respectively, as compared with the prior year periods. The following revenue and expense discussion identifies as acquisition activity only that activity for which there was no corresponding amount in the prior period (for example, the Verizon Nebraska results are not presented in "Acquisitions" for the three months ended September 30, 2001).

                                  ACCESS LINES

                                                      As of September 30,
                                           ---------------------------------------------
                                               2001            2000          % Change
                                           --------------   ------------   -------------
              Excluding acquisitions             1,261,406     1,223,876         3%
              Acquisitions                       1,229,058             -
                                           ---------------   ------------
                  Total                          2,490,464     1,223,876
                                           ===============   ============

                                 MINUTES OF USE*

(In millions)                     For the three months ended September 30,       For the nine months ended September 30,
                                 -------------------------------------------   -------------------------------------------
                                     2001          2000         % Change          2001            2000         % Change
                                 ------------- -------------  --------------   ------------   -------------  -------------
Excluding acquisitions               1,676         1,454          15%              5,037           4,157          21%
Acquisitions                         1,426             -                           1,817               -
                                 ------------- -------------                   ------------   -------------
    Total                            3,102         1,454                           6,854           4,157
                                 ============= =============                   ============   =============

*Acquisitions represent minutes of use from entities acquired after September 30, 2000.

Network access services revenue for the three months ended September 30, 2001 increased $74.3 million, or 65%, as compared with the prior year period primarily due to the impact of the Acquisitions which contributed $62.9 million to the increase. Growth in special access and subsidies contributed $8.1 million and $4.9 million, respectively. These increases were partially offset by $3.3 million in rate decreases in effect as of July 1, 2001. Network access also includes a reclassification of $4.0 million in revenue reported as local network services revenue in the prior year.

Network access services revenue for the nine months ended September 30, 2001 increased $131.5 million, or 40%, as compared with the prior year period primarily due to the impact of the Acquisitions which contributed $107.4 million to the increase. Growth in minutes of use contributed $3.7 million and growth in special access and subsidies contributed $11.5 million and $12.3 million, respectively. These increases were partially offset by $7.7 million from the effect of the FCC's CALLS mandate which reduced access charges paid by long distance companies and $3.3 million in rate decreases in effect as of July 1, 2001. Network access also includes a reclassification of $10.3 million in revenue reported as local network services revenue in the prior year.

Local network services revenue for the three months ended September 30, 2001 increased $110.8 million, or 132%, as compared with the prior year period primarily due to the impact of the Acquisitions which contributed $110.6 million to the increase and growth in enhanced services of $3.2 million. Local network services revenue also reflects a reduction for the reclassification of $4.0 million in revenue reported as network access revenue in the prior year.

Local network services revenue for the nine months ended September 30, 2001 increased $159.2 million, or 69%, as compared with the prior year period primarily due to the impact of the Acquisitions which contributed $161.9 million to the increase and growth in enhanced services of $5.5 million. Local network services revenue also reflects a reduction for the reclassification of $10.3 million in revenue reported as network access revenue in the prior year.

Long distance and data services revenue for the three months ended September 30, 2001 increased $45.4 million, or 172%, as compared with the prior year period primarily due to the impact of the Acquisitions, including the long-distance revenue associated with Frontier, which contributed $38.5 million to the increase, growth in Digital Subscriber Line (DSL) and Internet services of $2.1 million, growth related to data and dedicated circuits of $1.8 million and growth in long distance services of $1.4 million.

Long distance and data services revenue for the nine months ended September 30, 2001 increased $59.7 million, or 79%, as compared with the prior year period primarily due to the impact of the Acquisitions, principally the long-distance and data revenue associated with Frontier, which contributed $41.6 million to the increase, growth in DSL and Internet services of $4.9 million, growth related to data and dedicated circuits of $4.3 million and growth in long distance services of $6.8 million.

Directory services revenue for the three months ended September 30, 2001 increased $15.9 million, or 169%, as compared with the prior year period primarily due to the impact of the Acquisitions which contributed $15.2 million to the increase and growth of $0.7 million.

Directory services revenue for the nine months ended September 30, 2001 increased $19.6 million, or 72%, as compared with the prior year period primarily due to the impact of the Acquisitions which contributed $18.5 million to the increase and growth of $1.2 million.

Other revenue for the three months ended September 30, 2001 increased $14.0 million, or 111%, as compared with the prior year period. The Acquisitions contributed $18.3 million to the increase which was partially offset by a decrease of $5.4 million in miscellaneous revenue categories.

Other revenue for the nine months ended September 30, 2001 increased $12.7 million, or 35%, as compared with the prior year period. The Acquisitions contributed $20.9 million to the increase which was partially offset by a decrease of $8.2 million in miscellaneous revenue categories.


                                   ELI REVENUE

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                               2001           2000      % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
Network services                              $ 26,077      $ 21,627         21%      $  77,966      $  54,804         42%
Local telephone services                        14,450        25,187        -43%         58,114         75,412        -23%
Long distance services                           3,131         3,728        -16%          9,314         12,590        -26%
Data services                                    9,672        13,068        -26%         30,927         38,202        -19%
                                         -------------- -------------              ------------- --------------
                                                53,330        63,610        -16%        176,321        181,008         -3%
Intersegment revenue  *                         (1,081)         (769)        N/A         (3,013)        (2,096)        N/A
                                         -------------- -------------              ------------- --------------
                                              $ 52,249      $ 62,841        -17%      $ 173,308      $ 178,912         -3%
                                         ============== =============              ============= ==============

*Intersegment revenue reflects revenue received by ELI from our ILEC operations.

Included in revenue for the three and nine months ended September 30, 2001 is approximately $0.2 million and $4.0 million, respectively, of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, we are currently providing service to customers that have filed for protection under Chapter 11 of the Bankruptcy Code. Of our largest twenty-five customers, two are under Chapter 11 protection. These two customers contribute approximately $0.4 million of revenue monthly.

Network services include Private Line Interstate (Long Haul) and Private Line Intrastate (MAN). Network services revenue for the three and nine months ended September 30, 2001 increased $4.4 million, or 21%, and $23.2 million, or 42%, respectively, as compared with the prior year periods. The increase is due to continued growth in our network and sales of additional circuits to new and existing customers.

     Revenue for the three and nine  months  ended  September  30, 2001 from our
     Long Haul services decreased $0.1 million, or .4%, and increased $5.8 million, or 21%, respectively, as compared with the prior year periods.

     Revenue for the three and nine months ended September 30, 2001 from our MAN services increased $4.5 million, or 43%, and $17.4 million, or 63%, respectively, as compared with the prior year periods.

Local telephone services revenue for the three and nine months ended September 30, 2001 decreased $10.7 million, or 43%, and $17.3 million, or 23%, respectively, as compared with the prior year periods. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.

($ In thousands)                    For the three months ended September 30,  For the nine months ended September 30,
                                    ----------------------------------------  ----------------------------------------
                                          2001           2000      % Change        2001          2000        % Change
                                    -------------- ------------- -----------  ------------- -------------- -----------
ISDN PRI                               $    6,788      $   9,296       -27%       $ 21,572       $ 25,527       -15%
Dial tone                                   3,614          5,509       -34%         12,845         14,258       -10%
Carrier access billings                     1,351          1,180        14%          5,275          6,399       -18%
Reciprocal compensation                     2,697          9,202       -71%         18,422         29,228       -37%
                                    -------------- -------------              ------------- --------------
                                       $   14,450      $  25,187       -43%       $ 58,114       $ 75,412       -23%
                                    ============== =============              ============= ==============

     ISDN PRI revenue for the three and nine months ended September 30, 2001 decreased $2.5 million, or 27%, and $3.9 million, or 15%, respectively, as compared with the prior year periods primarily due to a decrease in ISDN revenue to three customers resulting from less demand for ISDN PRI trunks servicing internet routers.

     Dial tone revenue decreased $1.9 million, or 34%, and $1.4 million, or 10%, respectively, as compared with the prior year periods, primarily due to the bankruptcy of a customer, and decreased installation fees resulting from fewer new customers.

     Reciprocal compensation revenue for the three and nine months ended September 30, 2001 decreased $6.5 million, or 71%, and $10.8 million, or 37%, respectively, as compared with the prior year periods. The decrease is due to a decrease in average monthly minutes processed of 211.0 million, or 18%, and 93.3 million, or 8%, for the three and nine months ended September 30, 2001, respectively, as compared with the prior year periods and lower weighted average rates per minute.

     ELI has various interconnection agreements with Qwest, Verizon and PacBell, the ILECs in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and our network. We recognize reciprocal compensation revenues as earned, based on the terms of the interconnection agreements.

Long distance services revenue for the three and nine months ended September 30, 2001 decreased $0.6 million, or 16%, and $3.3 million, or 26%, respectively, as compared with the prior year periods. The decrease is due to a decrease in wholesale average monthly minutes processed of 3.3 million, or 20%, and 4.5 million or 25%, for the three and nine months ended September 30, 2001, as compared to prior year periods. The decrease is also attributable to the discontinuation of the Voice Solutions portion of our business.

Data services  include  Internet,  RSVP,  Frame Relay and other  services.  Data services revenue for the three and nine months ended September 30, 2001 decreased $3.4 million, or 26%, and $7.3 million, or 19%, respectively, as compared with the prior year periods, primarily due to the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract was not renewed.

                                   GAS REVENUE

($ in thousands)            For the three months ended September 30,  For the nine months ended September 30,
                            ----------------------------------------  ----------------------------------------
                                 2001           2000       % Change        2001          2000        % Change
                            -------------- ------------- -----------  ------------- -------------- -----------
Gas revenue                    $ 37,717       $ 80,332       -53%       $ 360,387       270,753         33%

Gas revenue for the three months ended September 30, 2001 decreased $42.6 million, or 53%, as compared with the prior year period primarily due to the sale of our Louisiana gas operations. There was no revenue from the Louisiana gas operations for the three months ended September 30, 2001 since the sale closed on July 2, 2001.

Gas revenue for the nine months ended September 30, 2001 increased $89.6 million, or 33%, as compared with the prior year period, primarily due to higher purchased gas costs and increased consumption. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers. The increase was partially offset by decreased revenue due to the sale of our Louisiana gas operations on July 2, 2001. Included in gas revenue is approximately $203.5 million for the nine months ended September 30, 2001 of revenue from our Louisiana gas operations. This revenue will not continue since the sale closed on July 2, 2001.

                                ELECTRIC REVENUE

($ in thousands)              For the three months ended September 30,  For the nine months ended September 30,
                              ----------------------------------------  ----------------------------------------
                                  2001           2000       % Change        2001          2000        % Change
                              -------------- ------------- -----------  ------------- -------------- -----------
 Electric revenue                $ 63,953      $ 62,770         2%       $ 174,114      $ 169,879         2%


Electric  revenue  for the  three  and nine  months  ended  September  30,  2001 increased $1.2 million, or 2%, and $4.2 million, or 2%, respectively, as compared with the prior year periods, primarily due to customer growth and increased consumption due to warmer weather conditions.


                                COST OF SERVICES

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                             2001           2000       % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
Gas purchased                              $  24,988      $  48,182       -48%      $ 252,065     $ 148,238         70%
Electric energy and fuel oil purchased        36,149         32,540        11%         95,804        84,514         13%
Network access                                63,078         34,544        83%        132,008       108,183         22%
Eliminations  *                               (1,001)          (769)       N/A         (2,770)       (2,096)        N/A
                                         -------------- -------------              ------------- --------------
                                           $ 123,214      $ 114,497         8%      $ 477,107      $338,839         41%
                                         ============== =============              ============= ==============

*Eliminations represent expenses incurred by our ILEC operations related to network services provided by ELI.

Gas purchased for the three months ended September 30, 2001 decreased $23.2 million, or 48%, as compared with the prior year period, primarily due to the sale of our Louisiana gas operations. There was no gas purchased for the Louisiana gas operations for the three months ended September 30, 2001 since the sale closed on July 2, 2001.

Gas purchased for the nine months ended September 30, 2001 increased $103.8 million, or 70%, as compared with the prior year period, primarily due to an increase in the cost of gas. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers. The increase was partially offset by decreased gas purchased due to the sale of our Louisiana gas operations on July 2, 2001. Included in gas purchased is approximately $161.3 million for the nine months ended September 30, 2001, respectively, of gas purchased by our Louisiana gas operations. This cost will not continue since the sale of our Louisiana gas operations closed on July 2, 2001.

Electric energy and fuel oil purchased for the three and nine months ended September 30, 2001 increased $3.6 million, or 11%, and $11.3 million, or 13%, respectively, as compared with the prior year periods, primarily due to higher purchased power prices, customer growth and increased consumption due to warmer weather conditions.

During the past two years the decrease in the availability of power in certain areas of the country has caused power supply costs to increase substantially, forcing companies to pay higher operating costs to operate their electric businesses. As a result, companies have attempted to offset these increased costs by either renegotiating prices with their power suppliers or passing these additional costs on to their customers through a rate proceeding. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $98 million through September 30, 2001 have been incurred. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that this deferred amount, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process.

On July 16, 2001,  we  terminated  our  existing  contract  with Arizona  Public
Service and entered into a new seven-year purchase power agreement. This agreement allows us to purchase all power required for operations at a fixed rate per kilowatt hour. This agreement is retroactive to June 1, 2001 and will mitigate further increases in the deferred power cost account.

Network access expenses for the three months ended September 30, 2001 increased $28.5 million, or 83%, as compared with the prior year period, primarily due to the impact of the Acquisitions and increased circuit expense associated with additional data product introductions partially offset by a reduction in long distance access expense related to rate changes in the ILEC sector.

Network access expenses for the nine months ended September 30, 2001 increased $23.8 million, or 22%, as compared with the prior year period, primarily due to the impact of the Acquisitions and increased circuit expense associated with additional data product introductions and an Internet remote call forwarding adjustment partially offset by a reduction in long distance access expense related to rate changes in the ILEC sector and reduced variable costs at ELI.


                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)                For the three months ended September 30,  For the nine months ended September 30,
                                ----------------------------------------  ----------------------------------------
                                      2001           2000       % Change        2001          2000        % Change
                                -------------- ------------- -----------  ------------- -------------- -----------
Depreciation  expense               $ 141,709      $ 92,004         54%      $ 335,452      $ 273,198         23%
Amortization expense                   51,953         3,855       1248%         78,282          5,285       1381%
                                -------------- -------------              ------------- --------------
                                    $ 193,662      $ 95,859        102%      $ 413,734      $ 278,483         49%
                                ============== =============              ============= ==============

Depreciation expense for the three and nine months ended September 30, 2001 increased $49.7 million, or 54%, and $62.3 million, or 23%, respectively, as compared with the prior year periods, primarily due to the impact of the Acquisitions of $47.1 million and $78.5 million, respectively, and $8.8 million of accelerated depreciation related to the change in useful life of our accounting and human resource systems and our Plano, Texas office building, land, furniture and fixtures as a result of our restructuring. The accelerated depreciation will continue over the next nine months. The incremental increase to depreciation is estimated to be $13.2 million, $11.9 million and $.9 million for the fourth quarter of 2001, first quarter of 2002 and second quarter of 2002, respectively. Higher property, plant and equipment balances in the telecommunications and ELI sectors also contributed to the increase. The increases were partially offset by decreased depreciation expense related to our classifying our gas and electric sectors as "assets held for sale" which requires us to cease depreciating these assets. Such depreciation expense would have been an additional $11.4 million and $39.5 million for the three and nine months ended September 20, 2001, respectively. The increase for the nine months ended September 30, 2001 is also offset by $17.4 million in the prior year period of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector.

Amortization expense for the three and nine months ended September 30, 2001 increased $48.1 million, or 1,248%, and $73.0 million, or 1,381%, respectively, as compared with the prior year periods, primarily due to amortization of goodwill of $47.6 million and $71.0 million, respectively, related to the Acquisitions.

                            OTHER OPERATING EXPENSES

($ in thousands)                    For the three months ended September 30,  For the nine months ended September 30,
                                    ----------------------------------------  ----------------------------------------
                                         2001           2000       % Change        2001          2000        % Change
                                    -------------- ------------- -----------  ------------- -------------- -----------
Operating expenses                      $ 203,625     $ 143,888         42%      $ 506,861      $ 427,465         19%
Taxes other than income taxes              34,789        25,704         35%         85,062         80,793          5%
Sales and marketing                        29,478        17,781         66%         71,049         55,169         29%
                                    -------------- -------------              ------------- --------------
                                        $ 267,892     $ 187,373         43%      $ 662,972      $ 563,427         18%
                                    ============== =============              ============= ==============

Operating expenses for the three and nine months ended September 30, 2001 increased $59.7 million, or 42%, and $79.4 million, or 19%, as compared with the prior year periods, primarily due to increased operating expenses due to the impact of the Acquisitions. The increases were partially offset by decreased operating expenses at ELI primarily due to a reduction in personnel, increased operating efficiencies in the telecommunications sector, decreased operating expenses in the gas sector primarily due to the sale of the Louisiana gas operations on July 2, 2001, and a decrease in compensation expense related to variable stock plans. A $1.00 change in our stock price can impact compensation expense by $1.0 million annually.

Taxes other than income taxes increased $9.1 million, or 35%, and $4.3 million, or 5%, respectively, as compared with the prior year periods, primarily due the impact of the Acquisitions. The increase for the nine months ended September 30, 2001 was partially offset by franchise tax refunds received by the gas sector.

Sales and marketing expenses increased $11.7 million, or 66%, and $15.9 million, or 29%, respectively, as compared with the prior year periods, primarily due to the impact of the Acquisitions and increased telemarketing costs in the telecommunications sector.

                             RESTRUCTURING EXPENSES

($ in thousands)               For the three months ended September 30,  For the nine months ended September 30,
                               ----------------------------------------  ----------------------------------------
                                    2001           2000       % Change        2001          2000        % Change
                               -------------- ------------- -----------  ------------- -------------- -----------
 Restructuring expenses           $ 13,002        $    -        100%       $ 13,002        $    -          100%

Restructuring expenses of $13.0 million for the three and nine months ended September 30, 2001 is related to our plan to close our operations support center in Plano, Texas by April 2002. The restructuring resulted in the reduction of 749 employees. These expenses primarily consist of severance, benefits, retention, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $3,128,000 through the first quarter of 2002.

                        ACQUISITION ASSIMILATION EXPENSE

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                             2001           2000       % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
 Acquisition assimilation expense          $ 5,119       $ 12,539        -59%        $ 17,665      $ 24,130        -27%

Acquisition assimilation expense of $5.1 million and $12.5 million for the three months ended September 30, 2001 and 2000, respectively, and $17.7 million and $24.1 million for the nine months ended September 30, 2001 and 2000, respectively, is related to the completed and pending acquisitions. These expenses represent incremental costs incurred by us in advance of the respective acquisitions which are solely related to preparation for businesses to be acquired and have no relationship with then existing operations, and as a result, have no revenue offset. Costs incurred during 2001 were significant due to the unprecedented level of planned and completed acquisitions. We anticipate a lower level of assimilation expense associated with our pending acquisitions in California and Arizona which are expected to close in 2002. Material components of acquisition expenses include incremental pre-staffing and training costs incurred in anticipation of acquisitions, incremental costs associated with the integration of the acquired networks into our existing networks and network operating center, and costs associated with the preparation for the conversion of billing, accounting and plant records.

                                OPERATING INCOME

($ in thousands)          For the three months ended September 30,  For the nine months ended September 30,
                          ----------------------------------------  ----------------------------------------
                              2001           2000       % Change        2001          2000        % Change
                          -------------- ------------- -----------  ------------- -------------- -----------
Operating Income           $ 58,232       $ 42,442         37%       $ 206,664      $ 115,140        79%

Operating income for the three and nine months ended September 30, 2001 increased $15.8 million, or 37%, and $91.5 million, or 79%, respectively, as compared with prior year periods, primarily due to ILEC growth and acquisitions partially offset by the restructuring expenses and increased ELI losses. Included in operating income is approximately $11.8 million of operating income for the nine months ended September 30, 2001 from our Louisiana gas operations. This operating income will not continue since the sale of our Louisiana gas operations closed on July 2, 2001.

              INVESTMENT AND OTHER INCOME, NET / MINORITY INTEREST
                          INTEREST EXPENSE/INCOME TAXES

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                             2001           2000       % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
Investment and other income, net             $   3,070      $  5,096      -40%       $  16,495       $  14,913        11%
Gain on sale of assets                       $ 139,304      $      -      100%       $ 139,304       $       -       100%
Minority interest                            $       -      $      -        -        $       -       $  12,222      -100%
Interest expense                             $ 123,452      $ 49,559      149%       $ 258,033       $ 128,899       100%
Income taxes                                 $  39,610      $   (202)       -        $  49,183       $   5,096         -

Investment and other income, net for the three months ended September 30, 2001 decreased $2.0 million, or 40%, as compared with the prior year period, primarily due to lower average investment balances. Investment and other income, net for the nine months ended September 30, 2001 increased $1.6 million, or 11%, as compared with the prior year period, primarily due to increased income from higher money market balances resulting from the temporary investment of proceeds from debt issuances, an increase in the equity component of the allowance for funds used during construction (AFUDC) and increases in miscellaneous income items.

Gain on sale of assets for the three and nine months ended September 30, 2001 represents the gain recognized from the sale of our Louisiana Gas operations to Atmos Energy Corporation on July 2, 2001.

Minority interest, as presented on the income statement, represents the minority's share of ELI's net loss which we were able to recognize in prior periods to the extent of minority interest on our balance sheet. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero. Therefore, from that point going forward, we discontinued recording minority interest income on our income statement, as there is no obligation for the minority interests to provide additional funding for ELI.

Interest expense for the three months ended September 30, 2001 increased $73.9 million, or 149%, as compared with the prior year periods, primarily due to $39.2 million of interest expense on our $1.75 billion of notes issued in May 2001, $17.5 million of interest expense on our $1.75 billion of notes issued in August, 2001, $2.9 million of interest expense on our lines of credit, $8.0 million of interest expense on our equity units issued in June 2001 and $3.1 million for amortization of costs associated with our committed bank credit facilities and $3.2 million of increased amortization of debt discount expense. During the three months ended September 30, 2001, we had average long-term debt outstanding of $6.3 billion compared to $2.7 billion during the three months ended September 30, 2000. Our composite average borrowing rate paid for the three months ended September 30, 2001 as compared with the prior year period was 51 basis points higher, increasing from 6.87% to 7.38% due to the impact of higher interest rates on our new borrowings.

Interest expense for the nine months ended September 30, 2001 increased $129.1 million, or 100%, as compared with the prior year periods, primarily due to $56.1 million of interest expense on our $1.75 billion of notes issued in May 2001, $17.5 million of interest expense on our $1.75 billion of notes issued in August 2001, $26.9 million of interest expense on our lines of credit, a $4.2 million increase in ELI's interest expense related to increased borrowings, $9.2 million for amortization of costs associated with our committed bank credit facilities, $3.7 million of increased amortization of debt discount expense and $8.9 million of interest expense on our equity units issued in June. During the nine months ended September 30, 2001, we had average long-term debt outstanding of $4.7 billion compared to $2.5 billion during the nine months ended September 30, 2000. Our composite average borrowing rate paid for the nine months ended September 30, 2001 as compared with the prior year period was 63 basis points higher, increasing from 6.77% to 7.40%, due to the impact of higher interest rates on our new borrowings.

Income taxes for the three and nine months ended September 30, 2001 increased $39.8 million and $44.1 million, respectively, as compared with the prior year periods, primarily due to changes in taxable income. The estimated annual effective tax rate for 2001 and 2000 is 37%. Income tax expense for the three and nine months ended September 30, 2000 includes adjustments made in the current period to arrive at this rate.

                             DISCONTINUED OPERATIONS

($ in thousands)          For the three months ended September 30,  For the nine months ended September 30,
                          ----------------------------------------  ----------------------------------------
                               2001           2000       % Change        2001          2000        % Change
                          -------------- ------------- -----------  ------------- -------------- -----------
Revenue                        $ 34,451      $ 29,272         18%       $ 87,880       $ 79,913         10%
Operating income               $ 14,832      $  9,716         53%       $ 26,777       $ 19,746         36%
Net income                     $  7,199      $  4,838         49%       $ 11,675       $  8,182         43%

Revenue from discontinued operations for the three and nine months ended September 30, 2001 increased $5.2 million, or 18%, and $8.0 million, or 10%, respectively, as compared with the prior year periods, primarily due to customer growth and new water sales related to the completion of a multi-year $50 million water pipeline project in Illinois in March 2001.

Operating income from discontinued operations for the three and nine months ended September 30, 2001 increased $5.1 million, or 53%, and $7.0 million, or 36%, respectively, as compared with the prior year periods, primarily due to customer growth and new water sales related to the completion of a water pipeline project in Illinois in March 2001.

Net income from discontinued operations for the three and nine months ended September 30, 2001 increased $2.4 million, or 49%, and $3.5 million, or 43%, respectively, as compared with prior year periods, primarily due to the respective changes in operating income net of income taxes.

                              EXTRAORDINARY EXPENSE

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                             2001           2000       % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
Extraordinary expense - discontinuation
of Statement of Financial Accounting
Standards No. 71, net of tax                $ 43,631        $  -          100%      $ 43,631         $   -          100%


Extraordinary expense - discontinuation of Statement of Financial Accounting Standards No. 71, net of tax, of $43.6 million for the three and nine months ended September 30, 2001, relates to the write off of regulatory assets and liabilities previously recognized under SFAS 71. Deregulation of most of our local exchange telephone properties required us to cease application of SFAS 71 in the third quarter, resulting in a non cash extraordinary charge of $43.6 million, net of tax, in our income statement. See discussion in Note 11 of the financial statements.

                  NET INCOME/AVAILABLE TO COMMON SHAREHOLDERS/
          NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER COMMON SHARE

($ in thousands)                         For the three months ended September 30,  For the nine months ended September 30,
                                         ----------------------------------------  ----------------------------------------
                                              2001           2000       % Change        2001          2000        % Change
                                         -------------- ------------- -----------  ------------- -------------- -----------
Net income                                     $  (441)      $ 1,466       -130%       $ 18,633       $ 11,804         58%
Carrying cost of equity forward contracts        1,003             -         n/a         13,650              -         n/a
                                         -------------- ------------- -----------  ------------- -------------- -----------
 Available to common shareholders              $(1,444)      $ 1,466       -198%       $  4,983       $ 11,804        -58%
                                         ============== ============= ===========  ============= ============== ===========

Net income available to common
  shareholders per common share                $ (0.01)      $  0.01       -100%       $   0.02       $   0.05        -60%

Net income for the three months ended September 30, 2001 decreased $1.9 million, or 130%, as compared with the prior year period, primarily due to restructuring expenses, extraordinary expense and increased interest expense partially offset by increased operating income and the gain from the sale of our Louisiana gas operations.

Net income for the nine months ended September 30, 2001 increased $6.8 million, or 58%, as compared with the prior year period, primarily due to increased operating income and the gain from the sale of our Louisiana gas operations partially offset by restructuring expenses, extraordinary expense and increased interest expense.

During 2000, we entered into an equity forward contract for the acquisition of 9,140,000 shares as part of our share repurchase programs. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. We were required to report the accrued carrying costs as a reduction of net income available to common shareholders. Accordingly, on June 29, 2001, we accrued $42,995,000 to net cash settle a portion of the contract, plus $12,647,000 in associated carrying costs. At September 30, 2001, we settled the contract by paying the redemption amount of $107,018,000 plus $1,003,000 in associated carrying costs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates and variable rate debt is refinanced when advantageous. Consequently, we have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At September 30, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $6,244.6 million, based on our overall weighted average rate of 7.8% and our overall weighted maturity of approximately 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2000. However, the overall weighted average interest rate applicable to our obligations has increased by approximately 85 basis points since December 31, 2000. A hypothetical increase of 78 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $305.5 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies.

Sensitivity analysis of equity price exposure
At September 30, 2001, the fair value of the equity portion of our investment portfolio was estimated to be $117.1 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $11.7 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement with the public utility commission that determines the price that we will charge to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at September 30, 2001, a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of September 30, 2001. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


Item 1.  Legal Proceedings
         -----------------

On July 20, 2001, we notified Qwest Corporation that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/ Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming. On July 23, 2001, Qwest informed us that it intends to file a notice of claim for arbitration in Denver, Colorado under the rules of the American Arbitration Association with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. We intend to file a notice of claim in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

Item 5.  Other Information
         -----------------

On April 2, 2001, ELI received a notice from the Nasdaq Stock Market, Inc. that its stock would be subject to delisting from the Nasdaq National Market after July 2, 2001 because its Class A Common Stock failed to maintain a minimum bid price.

On June 29, 2001, ELI filed an application for its listing to be transferred to the Nasdaq SmallCap Market. As part of the application process, we converted approximately 25.3 million shares of our Class B Common Stock into the same number of shares of ELI's Class A Common Stock on August 27, 2001.

On August 31, 2001, ELI received a notice from Nasdaq indicating that it had failed to comply with the shareholders' equity, market capitalization, market value/total assets and revenue and minimum bid price requirements for continued listing, and that ELI's stock was, therefore, subject to delisting from the Nasdaq National Market. ELI was granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting.

On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market until January 2, 2002. ELI received a notice from Nasdaq on that date stating that as a result of that action the hearing scheduled regarding the delisting of ELI's stock had been canceled and ELI's hearing file closed for now.

As of January 2, 2002, compliance with the minimum requirements for listing on the Nasdaq National and SmallCap Markets will start anew. If ELI does not meet these requirements for 30 consecutive days, and is unable to regain compliance within 90 days, ELI's stock could be subject to delisting at that time. It is uncertain whether ELI will be able to meet the applicable listing requirements. If the requirements are not met, ELI's Class A Common Stock may not be eligible for trading on Nasdaq and ELI expects it would trade in the over-the-counter market. If ELI's Class A Common Stock fails to remain included on Nasdaq, the delisting may have a material adverse impact on the market value of ELI's Class A Common Stock.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a)   Exhibits:

          10.38 Competitive Advance and Revolving Credit Facility Agreement for $680,000,000 dated October 24, 2001.

          10.39 Loan Agreement between Citizens Communications Company and Rural Telephone Finance Cooperative for $200,000,000 dated October 24, 2001.

     b)   Reports on Form 8-K:

          We filed on Form 8-K on July 2, 2001 under Item 5 "Other  Events"  and
          Item 7 "Financial Statements, Exhibits," a press release announcing the completion of our acquisition of Global Crossing's local exchange telephone business, which operates under the name Frontier Telephone.

          We filed on Form 8-K on July 2, 2001 under Item 5 "Other  Events"  and
          Item 7 "Financial Statements, Exhibits," a press release announcing that we had completed the sale of our Louisiana gas operations to Atmos Energy Corporation for approximately $365 million in cash.

          We filed on Form 8-K on July 24, 2001 under Item 5 "Other  Events" and
          Item 7 "Financial Statements, Exhibits," a press release announcing that we delivered a notice of termination of our pending acquisition agreements with Qwest Communications International, Inc.

          We filed on Form 8-K on August 10, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits," financial statements of the Frontier business acquired and pro forma financial information related to the Frontier business acquired and the disposition of our Louisiana gas operations for period ended March 31, 2001.

          We filed on Form 8-K on August 10, 2001 under Item 7 "Financial Statements, Exhibits," a press release announcing earnings for the quarter and six months ended June 30, 2001 and certain financial and operating data.

          We filed on Form 8-K on August 15, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing that we priced a private offering $1.75 billion of senior notes for resale under Rule 144A of the Securities Act of 1933.

          We filed on Form 8-K on August 22, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," certain agreements related to our private offering of $1.75 billion of senior notes.

          We filed on Form 8-K on September 17, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits," financial statements of the Frontier business acquired and pro forma financial information related to the Frontier business acquired, the remaining Verizon acquisitions and the public utilities services dispositions for period ended June 30, 2001.

          We filed on Form 8-K on September 21, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing we received California PUC approval to sell our water and wastewater operations.

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






Date: November 13, 2001