Form 10-K
period 2001-12-31
CITIZENS COMMUNICATIONS CO
filed 2002-03-12
CIK 20520

CITIZENS COMMUNICATIONS COMPANY



                                    FORM 10-K




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE YEAR ENDED DECEMBER 31, 2001

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001     Commission file number 001-11001
                          ------------------                           ---------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                             06-0619596
------------------------------                --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                3 High Ridge Park
                           Stamford, Connecticut 06905
                           ---------------------------
               (Address, zip code of principal executive offices)

Registrant's telephone number, including area code:  (203) 614-5600
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.25 per share                                              New York Stock Exchange
Guarantee of Convertible Preferred Securities of Citizens Utilities Trust           New York Stock Exchange
Citizens Convertible Debentures                                                                        N/A
Guarantee of Partnership Preferred Securities of Citizens Utilities Capital L.P.                       N/A
---------------------------------------------------------------------------------  ---------------------------------------------
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

                                    Yes  X   No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 was $2,484,211,184.

The number of shares outstanding of the registrant's Common Stock as of February 28, 2002 was 281,500,477.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders to be held on May 16, 2002 is incorporated by reference into Part III of this Form 10-K.

                                   TABLE OF CONTENTS
                                   -----------------

                                                                                   Page
                                                                                   ----

PART I
------

Item 1.    Business                                                                   2

Item 2.    Properties                                                                14

Item 3.    Legal Proceedings                                                         14

Item 4.    Submission of Matters to Vote of Security Holders                         15

Executive Officers                                                                   16

PART II
-------

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters                                       18

Item 6.    Selected Financial Data                                                   18

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         19

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                37

Item 8.    Financial Statements and Supplementary Data                               39

Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                              39

PART III   Incorporation by Reference to the 2002 Proxy Statement                    39
--------

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K           39

Signatures                                                                           44

Index to Consolidated Financial Statements                                          F-1


                                     PART I
                                     ------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Citizens Communications Company and its subsidiaries (Citizens) will be referred to as "we", "us" or "our" throughout this report.

Item 1.   Business Overview
          -----------------

We are a telecommunications-focused company providing wireline communications services to rural areas and small and medium-sized towns and cities, including the Rochester, New York metropolitan area, as an incumbent local exchange carrier, or ILEC. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, Inc., or ELI, our 85%-owned subsidiary. We also provide public utility services including natural gas transmission and distribution and electric transmission and distribution services to primarily rural and suburban customers in Vermont, Hawaii and Arizona.

On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s (Frontier) local exchange carrier subsidiaries, which owned approximately 1.1 million telephone access lines (as of June 29, 2001) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373.0 million in cash, subject to final purchase price adjustment. On January 28, 2002, Global, including many of its affiliates, filed for bankruptcy protection with the Bankruptcy Court for the Southern District of New York. We are monitoring these bankruptcy proceedings to determine the bankruptcy filings' effect on our operations and financial position. We are integrating the Frontier telephone business with Citizens' other telecommunications operations and have ongoing commercial relationships with Global affiliates. We have recorded a write down of the net realizable value of receivables incurred from these commercial relationships in the amount of $21.2 million in the fourth quarter of 2001, with an anticipated $8.8 million to be recorded in the first quarter of 2002 for receivables generated after December 31, 2001 and prior to the Global bankruptcy filing on January 28, 2002.

With approximately 2.5 million telephone access lines in 24 states we were the seventh largest local access wireline telephone provider in the United States as of December 31, 2001. Revenue from our ILEC and CLEC services segments was $1,594.1 million and $226.6 million, respectively in fiscal year 2001.

In 1999 we announced plans to divest our public utilities services segments. Consistent with this effort, during 2001 we sold two of our natural gas transmission businesses and in January 2002 we sold our water distribution and wastewater treatment business. We are presently engaged in the sale of, or are seeking buyers for, our remaining gas and electric utility services segments. Pending these divestitures, we continue to provide gas and electric utility services. Our revenues from the provision of gas and electric utility services were $411.5 million and $228.0 million, respectively, in 2001. Our water and wastewater treatment operations were reported as "discontinued operations."

We own all of the Class B Common Stock and 27,571,332 shares of Class A Common Stock of ELI, a facilities-based integrated communications provider offering a broad range of communications services in the western United States. This ownership interest represents 85% of the economic interest and a 96% voting interest. ELI's Class B Common Stock votes on a 10 to 1 basis with the Class A Common Stock, which is publicly traded. We also guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases, and have committed to continue to support its cash requirements through March 31, 2003. Absent our commitment, we do not believe there is currently a market to further finance or refinance ELI's indebtedness. Consequently, without the financial support of Citizens, ELI could not fund its future capital requirements or service its debt and most likely would not remain a going concern. The net loss of ELI was $171.7 million in fiscal year 2001.

Telecommunications Services

Our telecommunications services are principally ILEC services and also include CLEC services delivered through ELI. As of December 31, 2001, we operated ILECs in 24 states, serving approximately 2.5 million access lines. Our CLEC services segment is marketed under the Electric Lightwave name and provides a variety of integrated telecommunications products in the western United States.

As an ILEC, we are the dominant incumbent carrier in the markets we serve and provide the "last mile" of telecommunications services to residential and business customers in these markets. As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the incumbent ILEC. As a CLEC, we frequently, obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). We do not provide both ILEC and CLEC services in competition with each other in any individual market.

ILEC Services
-------------

Our ILEC services segment accounted for $1,594.1 million, or 65%, of our revenues in fiscal year 2001. Included in ILEC services revenue was $421.5 million of revenue for Frontier which represents revenue for six months from the date of acquisition in fiscal year 2001. Approximately 33% of our ILEC services segment revenues came from federal and state universal service charges through the federal and local governments and regulated access charges paid by long distance operators and CLECs.

Our ILEC services business is primarily with retail customers and, to a lesser extent, business customers. Our ILEC services segment provides:

         *        local network services,

         *        enhanced services,

         *        network access services,

         *        long distance and data services, and

         *        directory services.

Local network services. We provide telephone wireline access services to all residential and business customers in our service areas. We are the incumbent provider of basic telephone services in our service areas. Except for the Rochester, New York metropolitan area, our present service areas are largely residential and are generally less densely populated than what we believe to be the primary service areas of the five largest ILECs. We offer our ILEC services under the "Citizens" and "Frontier" names, but intend to convert our ILEC services to operate under the "Frontier" name.

Enhanced services. We provide our ILEC customers the following enhanced service features: call forwarding, conference calling, caller identification, voicemail and call waiting. We offer Citizens Select and Citizens Select Plus as well as Frontier Choices as branded bundles of telecommunications services directed at our retail customer base in a majority of our markets. These plans permit customers to bundle their basic telephone line with their choice of enhanced services, or simply to customize a set of selected enhanced features that fit their specific needs. We intend to rebrand the Citizens' services to reflect the Frontier name.

We intend to increase the penetration of existing value-added services, such as second lines, and enhanced services to our ILEC services segment. At present, the penetration rates for enhanced services in our ILEC services segment in many of our rural areas and small and medium-sized towns are below industry averages. We believe that increased sales of value-added and enhanced services in our ILEC markets will produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer value-added and enhanced services in markets we already serve. We believe that our ability to integrate value-added and enhanced services with our core ILEC services will provide us with the opportunity to capture an increased percentage of our customers' telecommunications expenditures.

Network access services. We provide network access services to long distance carriers and other customers in connection with the use of our facilities to originate and terminate interstate and intrastate long distance telephone calls. We provide originating and switched terminating services to long distance carriers through switched services networks. Such services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges to long distance carriers and other customers are based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services.

Long distance and data services. We sell long distance services in our territories to our ILEC customers. Long distance network service to and from points outside of a telephone company's operating territories is provided by interconnection with the facilities of interexchange carriers, or IXCs. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill.

We also offer data services including internet access via dial up or digital subscriber line access (DSL), frame relay and asynchronous transfer mode (ATM) switching in portions of our system where it is economically feasible. As part of our integration strategy, we offer a solution whereby other companies resell our integrated services. We offer this integrated solution to most of our customers.

Directory services. Directory services involves the provision of white and yellow page listings of residential and business directories. We provide this service through a third party contractor who pays us a percentage of revenues realized from the sale of advertising in these directories. Our directory service also includes "Frontier Pages", an internet-based directory service which generates advertising revenue.

ILEC Asset Acquisitions
-----------------------

We have grown from approximately 1 million access lines in 1999 to approximately
2.5 million access lines in 2001 primarily through acquisitions. We continually evaluate the possibility of acquiring additional telecommunications assets. Over the past few years, we have observed that the number and size of available telecommunications assets has increased substantially. Although our primary focus will continue to be the acquisition of telephone access lines, exchanges and operations that are proximate to our existing systems or that serve a customer base large enough for us to operate efficiently, we may also acquire other telecommunications interests.

We expect to have fully integrated our recent acquisitions with our existing core telephone access line holdings by June 2002.

The following table sets forth certain information with respect to our telephone access lines as of December 31, 2001, following the Frontier acquisition on June 29, 2001. With the exception of 566,700 access lines in metropolitan Rochester, New York, our access lines are located in primarily rural areas.

             State                              ILEC Access Lines
             -----                              -----------------
                                                   at 12/31/01
                                                   ----------

             New York............                  1,029,300
             Minnesota...........                    280,100
             Arizona.............                    185,000
             West Virginia.......                    156,700
             California..........                    149,700
             Illinois............                    130,800
             Tennessee...........                    101,900
             Wisconsin...........                     73,500
             Iowa................                     59,200
             All other states (15)...                315,200
                                                   ---------
                Total                              2,481,400
                                                   =========

On June 29, 2001, we purchased from Global 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owned approximately 1.1 million telephone access lines (as of June 29, 2001) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin.

Between May and December 1999, we announced agreements to purchase from Verizon approximately 381,200 telephone access lines (as of December 31, 2000) for approximately $1,171.0 million in cash. By November 30, 2000, we had closed on the purchase of approximately 317,500 telephone access lines. On December 17, 2001, the agreements to acquire the remaining lines from Verizon were terminated.

In June 1999, we announced agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in nine states for approximately $1,650.0 million in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the purchase of approximately 17,000 telephone access lines in North Dakota for approximately $38.0 million in cash. On July 20, 2001, we notified Qwest that we were terminating the remaining eight acquisition agreements. We have commenced arbitration proceedings with Qwest concerning the damages, if any, relating to the termination of these agreements.

ILEC Support

We currently receive support services for our ILEC companies from Global and several of its subsidiaries, all of which have filed for bankruptcy protection. These services are primarily carried out between certain Frontier subsidiaries that we acquired from Global and certain subsidiaries of Global. Services include transitory administrative and support services for our Frontier operations and network transport, internet and other long distance telecommunication services to our ILEC operations from Global for resale to our customers on an exclusive basis, as more fully described below.

Global agreed to provide transition support services to our Frontier operations through June 2003, including the following: (i) billing and collection of revenues for Frontier long distance services that remain on Global's billing platform, and other support for those services including the uCommand application; (ii) a sublease and license of office and information technology space at Frontier's regional headquarters building at 180 Clinton Avenue, Rochester, New York, of which Global is the prime tenant, until Global vacates the building, at which time Frontier takes over the lease; and (iii) administrative services which include some security services and access to certain data and records maintained by Global (iv) and certain long distance rating services.

Global also agreed to provide our Frontier long distance subsidiary with the following service on an exclusive basis: (i) interstate and intrastate carrier domestic termination, (ii) international carrier termination, (iii) interstate and intrastate toll-free transportation, (iv) national origination services
(NOS), (v) domestic and international toll-free pin, (vi) dedicated internet access service, and (vii) domestic and international Link Card. This agreement expires on June 29, 2004, and we may, at our option, renew it for four consecutive two-year terms.

These agreements with Global may be treated as executory contracts that may be rejected by Global in the bankruptcy cases. Such rejection would require that Global file a motion seeking such relief with the Bankruptcy Court for the Southern District of New York, or other court with jurisdiction. If the court were to approve such motion, we would need to develop our own resources more quickly than we have planned or find other providers of all or some of these support functions. The rejection of the agreements would give rise to a damages claim by us against Global, which would be treated as a general unsecured claim in Global's bankruptcy cases, along with other unsecured claims by us and many other creditors.

In any event, at the termination of any of these agreements we will either enter into agreements for all or part of the services with other service providers or Global or perform such services ourselves.

CLEC Services

ELI provides a broad range of wireline communications products and services to businesses in the western United States. ELI accounted for $226.6 million, or 9%, of our revenue in fiscal year 2001.

ELI's facilities-based network consists of optical fiber, plus voice and data switches. ELI has a national internet and data network with switches and routers in key cities, linked by leased transport facilities. At December 31, 2001, ELI had 6,754 local and long-haul route miles of fiber-optic cable in service. In addition, ELI has a long-haul, fiber-optic network which utilizes an optically self-healing Synchronous Optical Network (SONET) architecture. ELI provides the full range of its services in the following eight cities and their surrounding areas: Boise, Idaho; Portland, Oregon; Salt Lake City, Utah; Seattle, Washington; Spokane, Washington; Phoenix, Arizona; Las Vegas, Nevada and Sacramento, California. This network spans approximately 4,000 miles, crosses seven states and is one of the largest OC-192 (Optical Carrier Level 192) SONET systems in the western United States.

During 2001, the economy and the stock market began to highlight the overbuilt state of the telecommunications markets, especially for long-haul services. ELI and other CLECs have incurred substantial debt to build their networks for which demand now appears to be limited. As these conditions became more evident, competitive and financial pressures on CLECs increased. As a result of these pressures, we expect that a restructuring of the telecommunications industry will continue to occur. The nature of the restructuring of the telecommunications industry that will take place is uncertain and the effect of such restructuring on our CLEC and ILEC business is uncertain.

Our primary focuses in 2002 are increasing new and existing customer usage of ELI's installed asset base, focusing more on enterprise businesses, company end users and government entities and diversifying the customer mix to place less reliance on Internet Service Providers (ISPs) application service providers and competitive local exchange companies. ELI expects a substantial portion of its growth to come from increased penetration of existing on-net buildings, a focus on sales to customers that are connected to its network and an increase in market share in the eight major cities in which it operates and surrounding areas. ELI anticipates continued growth in sales to other carriers and will continue to market its available dark fiber.

We own all of the Class B Common Stock and 27,571,332 shares of Class A Common Stock (constituting approximately 77% of the outstanding shares of Class A Common Stock) of ELI. This ownership interest represents 85% of the economic interest and a 96% voting interest in ELI. ELI's Class B Common Stock votes on a 10 to 1 basis with the Class A Common Stock, which is publicly traded. We also guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases, and have committed to continue to support its cash requirements through March 31, 2003. ELI is included in our consolidated federal income tax return. In order to maintain that consolidation, we must maintain an ownership and voting interest in excess of 80%.

As a result of the financial conditions within the CLEC industry and with ELI's operations, and the current price of ELI's Class A Common Stock, we believe that ELI's Class A Common Stock that is currently listed for trading on Nasdaq's National Market may be subject to delisting from Nasdaq in 2002. On April 2, 2001, ELI received a notice from the Nasdaq Stock Market, Inc. that its stock would be subject to delisting from the National Market after July 2, 2001 because its Class A Common Stock failed to maintain a minimum bid price. On June 29, 2001, ELI filed an application for its listing to be transferred to the Nasdaq Small Cap Market. As part of the application process, we converted approximately 25.3 million shares of Class B Common Stock into the same number of shares of Class A Common Stock on August 24, 2001. On August 31, 2001, ELI received a notice from Nasdaq indicating that it had failed to comply with the shareholders' equity, market capitalization, market value/total assets and revenue and minimum bid price requirements for continued listing, and that its stock was, therefore, subject to delisting from the Nasdaq National Market. ELI was granted a hearing before a Nasdaq Listing Qualifications Panel to review the delisting. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market until January 2, 2002. ELI received a notice from Nasdaq on that date stating that as a result of that action the hearing scheduled regarding the delisting on its stock had been canceled and its hearing file closed. On January 2, 2002, compliance with the minimum requirements for listing on the Nasdaq National and Small Cap Markets started anew. If ELI does not meet these requirements for 30 consecutive days, and is unable to regain compliance within 90 days, its stock could be subject to delisting again. It is uncertain whether ELI will be able to meet the applicable listing requirements. If the requirements are not met, its Class A Common Stock may not be eligible for trading on Nasdaq and ELI expects that it would trade in the over-the-counter market.

Description of CLEC Services Business
-------------------------------------

ELI offers switched service, including local dial tone, from eight Nortel Digital Multiplex System (DMS) 500 switches in the eight metropolitan areas that ELI serves. This permits ELI to offer both voice and data services in these areas. ELI also has transmission equipment collocated with switches of the relevant ILEC operators at 56 locations.

ELI has broadband data points of presence in the following cities: Atlanta, Georgia; Austin, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Houston, Texas; Los Angeles, California; New York, New York; Philadelphia, Pennsylvania; San Diego, California; San Francisco, California; and Washington, D.C. In the first half of 2002, ELI intends to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in its network. ELI intends to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets (see Note 14).

ELI has developed an internet backbone network that provides internet connectivity in each of its markets, including presence at all major network access points, and including "peering arrangements" with other internet backbone service providers. A peering arrangement is an agreement where internet backbone service providers agree to allow each other direct access to internet data contained on their networks. ELI's broadband network consists of frame relay switches, ATM switches and network-to-network interfaces. ELI provides national and international coverage to its customers through strategic relationships with other communications providers.

ELI owns or leases broadband, long-haul fiber-optic network connections between its major cities in the western United States and within strategic markets across the nation. To the extent that ELI carries traffic on its own facilities, ELI is able to maximize the utilization of its network facilities and minimize network access costs as well as other interconnection costs. It aims to increase new and existing customer usage of its high-capacity, installed, fiber-optic infrastructure in its eight major cities and surrounding areas by increasing the penetration of existing on-net buildings and sales to customers that are connected to the network.

In 1999, ELI entered into a fiber-swap agreement to exchange unused fiber on its network for unused fiber on another carrier's network. This exchange provides ELI with a fiber route from Salt Lake City to Dallas, routed through Denver. Multiple disputes regarding the agreement have arisen. During 2001, both ELI and the other carrier notified each other of potential breaches of the agreement. If the breaches are determined to be valid and not cured, the agreement could terminate by its terms.

Regulatory Environment

ILEC Services Regulation
------------------------

The Telecommunications Act of 1996 or the 1996 Act, dramatically changed the landscape of the telecommunications industry. The main thrust of the 1996 Act was to open local telecommunications marketplaces to competition while enhancing universal service. We expect the 1996 Act, subsequent state and federal regulatory rulings and technological changes to lead to an overall reduction in the level of regulation for the telecommunications industry. Although the majority of our operations continues to be regulated extensively by various state regulatory agencies, often called public service commissions, and the FCC, we may experience reductions in the level of regulation for some of our ILEC operations in the future. In any event, we are currently unable to determine the ultimate degree of reduction or increase in regulation in our operating territories.

The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any communications service. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail.

In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of access and interconnection requirements on all local communications providers. All local carriers must interconnect with other carriers, permit resale of their services, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits, and rights-of-way, and complete calls originated by competing carriers under reciprocal compensation or mutual termination arrangements.

As a result of recent legislation enabling regulators to reduce the level of regulation in certain states and at the federal level, we have elected incentive regulation plans under which prices are capped in return for the elimination or relaxation of earnings oversight. Some states also allow us flexibility in price changes for optional services and relaxed reporting requirements. The goal of these incentive regulation plans is to provide incentives to improve efficiencies and increase pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services that continue to be deemed part of a monopoly while allowing us to continue to recover our costs.

Our ILEC services segment revenue is subject to regulation including incentive regulation by the FCC and various state regulatory agencies. We expect state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services. Over the next few years, legislative and regulatory actions are expected to provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services more expeditiously than in the past. In addition, the FCC has reviewed its regulations implementing the 1996 Act and this review has been appealed to the Federal courts. The U.S. Supreme Court is also reviewing the FCC's current wholesale pricing rules, but has not yet issued its decision. The ultimate outcome cannot be predicted.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as price caps for most of our subsidiaries. Under price caps, interstate access rates are capped and adjusted annually by the difference between the level of inflation and a productivity factor. Most recently the productivity factor was set at 6.5%. Given the relatively low inflation rate in recent years, interstate access rates have been adjusted downward annually. In May 2000, the FCC adopted a revised methodology for regulating the interstate access rates of price cap companies through May 2005. The new program, known as the Coalition for Affordable Local and Long Distance Services, or CALLs plan, establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. We believe we will be able to offset some of the reduction in interstate access rates through end-user charges and an expanded universal service program that benefits rural service providers such as our ILEC services segment. Annual adjustments based on the difference between inflation and the 6.5% productivity factor will continue for several years until the price floor for interstate switched access services is reached.

We believe that the CALLs plan has potential benefits for us in the long term. Although some of the required rate reductions are front loaded, the price floor provides a degree of certainty that rate reductions will be curtailed in the future. We were successful in negotiating a price floor that recognized the unique cost characteristics of rural telecommunications providers in contrast to a one size fits all program designed for larger companies. Under the CALLs plan, for many of our properties, the price floor is higher than the rate level that would have been required over time under the previous rate programs. In addition, shifting revenue from interstate access services to end user customers and universal service programs provides us more control over future revenue as access customers seek alternatives to switched access services.

In 2001, the FCC accepted most of the recommendations put forth by the Federal-State Joint Board on Universal Service. In this Order the FCC modified its rules for providing high-cost universal service support to rural telephone companies over the next five years; and as proposed by the Rural Task Force
(RTF), the FCC modified the current embedded cost mechanism as an interim solution. The purpose of this five-year plan is to insure that rural carriers receive predictable levels of support so they can continue to provide affordable, quality telecommunications services to rural America. In the meantime, the Federal-State Joint Board will continue to work on developing a long-term solution for funding universal service programs that is better coordinated with the non-rural carrier mechanism, and which relies upon forward-looking economic cost.

In addition, the FCC established a "safety valve" mechanism to provide support for additional investment made in acquired exchanges. Provided certain criteria are met this will allow additional support to the acquired exchanges where none may have been received prior to the RTF order.

Another goal of the 1996 Act was to remove implicit subsidies from the rates charged by local telecommunications companies. The CALLs plan addressed this requirement for interstate services. State legislatures and regulatory agencies are beginning to reduce the implicit subsidies in intrastate rates. The most common subsidies are in access rates that historically have been priced above their costs to allow basic local rates to be priced below cost. Legislation has been considered in several states to require regulators to eliminate these subsidies and implement state universal service programs where necessary to maintain reasonable basic local rates. However, not all the reductions in access charges are fully offset. In Tennessee for example, as a result of such legislation, we are reducing intrastate access rates by $1 million per year through 2003. We anticipate additional state legislative and regulatory pressure to lower intrastate access rates in the near future. However, regulators are cognizant of the potential impact on basic local rates and are moving cautiously. Many states are embracing the need for state universal service funds to ensure protection for customers while ensuring that local telecommunications companies continue to have the incentive to recover in rates their investment in their networks and new services.

State legislatures and regulators are also examining the provision of telecommunications services to previously unserved areas. Since many unserved areas are located in rural markets, we may be required to expand our service territory into some of these areas. Given the start-up costs involved with territory expansion, we expect legislatures and regulators to continue to move cautiously and provide some means of recovery for the costs associated with serving these new areas.

CLEC Services Regulation
------------------------

A central focus of the sweeping federal policy reform under the 1996 Act was to open local communications markets to competition including the encouragement of the development of CLECs which compete for business with the existing carriers. As a CLEC, ELI is subject to federal, state and local regulation. However, the level of regulation is typically less than an ILEC. The FCC exercises jurisdiction over all interstate communications services. State commissions retain jurisdiction over all intrastate communications services. Local governments may require ELI to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications. The FCC has established different levels of regulation for "dominant" carriers and "nondominant" carriers. For domestic interstate communications services, only the ILEC's are classified as dominant carriers. All other carriers are classified as non-dominant. Additionally, to the extent a Regional Bell Operating Company (RBOC) is engaged in out-of-region long distance services it is also classified as nondominant as to those services. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of nondominant carriers. As a nondominant carrier, ELI may install and operate facilities for domestic interstate communications without prior FCC authorization. ELI is no longer required to maintain tariffs for domestic interstate long distance services. As a provider of international long distance services, ELI obtained FCC operating authority and maintains an international tariff. However, the FCC is also eliminating the requirement for international tariffs. ELI is also required to submit certain periodic reports to the FCC and to pay regulatory fees.

RBOCs had been barred from participating in the market for interLATA (Local Access and Transport Area) services, which is primarily long-distance traffic, in their service territories since the break up of the Bell System in 1984. The 1996 Act provides a mechanism for an RBOC and/or any successors to enter in-region interLATA markets. Full entry by such companies into interLATA markets will increase the level of competition faced by our long distance services. Before an RBOC or its successors can enter an interLATA market it must first meet specific criteria set out by section 271 of the 1996 Act. These criteria are commonly referred to as the "14 point checklist." The checklist is meant to ensure that these companies have opened up their local markets to competition before they compete in the long-distance markets in their regions. Verizon and SBC Communications have both successfully filed interLATA applications with the FCC in many of the states in which they operate. Applications for other states are pending at the FCC; additional applications are expected in 2002.

Local Government Authorizations
-------------------------------

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and ELI's networks. On April 17, 2001, the FCC issued an order that will significantly reduce, over a three-year period, intercarrier compensation for ISP traffic also known as "reciprocal compensation." This order became effective June 14, 2001 and is expected to impact our future interconnection agreements.

Most state public service commissions require competitive communications providers, such as ELI, to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. ELI is not currently subject to rate-of-return or price regulation. However, ELI is subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to ILECs.

Competition

ILEC Services Competition
-------------------------

The 1996 Act and subsequent FCC interconnection decisions have established the relationships between ILECs and CLECs and the mechanisms for competitive market entry. Though carriers like us, who serve rural markets, did receive a qualified exemption from some of the technical requirements imposed upon all ILECs for interconnection arrangements, we did not receive an exemption from interconnection or local exchange competition in general. The exemption, known as the rural telephone company exemption, continues until a bona fide request for interconnection is received from a CLEC and a state public services commission with jurisdiction determines that discontinuance of the exemption is warranted. The state commission must determine that discontinuing the exemption will not adversely impact the availability of universal service in the state nor impose an undue economic hardship on us and that the requested interconnection is technically feasible.

Though much of the initial competition in local telecommunications has been in more densely populated urban areas, we have begun to experience competition in some of our suburban and rural markets. These competitors mainly serve ISPs and a few large business customers, but competition for residential customers is present in isolated areas. We are subject to greater levels of competition in our Rochester, New York market than in the other markets that we serve.

Under the 1996 Act and subsequent FCC and state rules, CLECs can compete using one or more of three mechanisms:

     * Construction of its own local exchange facilities, in which case the ILEC's sole obligation is interconnection for purposes of traffic interchange.

     * Purchase unbundled network elements, or UNEs, at cost from the ILEC and assemble them into local exchange services and/or supplement the facilities it already owns.

     * Resale of the ILEC's retail services purchased at wholesale rates from the ILEC.

Some competitors have taken advantage of an ILEC's requirement to pay the CLEC reciprocal compensation for traffic delivered to the CLEC. The increase of traffic over the Internet has provided CLECs with an immediate mechanism to build traffic and reciprocal compensation revenues. In 2001, our ILECs paid $6.8 million in reciprocal compensation. While our ILECs are reciprocal compensation payors, ELI is a reciprocal compensation receiver. ELI received $21.3 million in reciprocal compensation in 2001. We expect the spread of DSL and other high speed network services that give customers a dedicated link to the Internet, as well as the rural nature of our markets and expected actions by the FCC and the United States Congress to limit the future growth of reciprocal compensation.

Beginning in late 1999, the FCC expanded the availability of UNEs by requiring ILECs to offer subloop unbundling, expanded extended loops, or EELs, and line sharing. Pursuant to this FCC decision, CLECs can purchase a portion of the ILECs' loop facilities at cost-based rates as opposed to the entire loop. EELs allow CLECs to purchase links to customer premises located outside the exchange where the CLEC is physically located at cost-based rates. Line sharing allows ILECs to purchase just the high frequency portion of the loop that permits the CLEC to offer high-speed data services more profitably, but leave the lower margin voice services for the same customer with the ILEC. In addition to expanding the availability of UNEs, in August 2000 the FCC expanded collocation requirements to include cageless collocation in ILEC facilities. These FCC decisions increase the CLECs' opportunities to reach customers economically thereby increasing their ability to compete.

Under the 1996 Act, the RBOCs and their successors were precluded from competing in most long-distance markets until they satisfied the state regulatory authority and the FCC that their markets had been sufficiently opened to local exchange competition. Beginning in 1999, state regulators and the FCC began to allow the RBOCs and their successors to enter the long-distance market in some states. By the end of January 2002, RBOC long-distance entry was allowed in nine states, New York, Texas, Oklahoma, Kansas, Massachusetts, Missouri, Arkansas, Pennsylvania and Connecticut. We expect additional states to follow suit in the near future. Because we currently offer long-distance service in New York and other states, it is possible that the entry of the RBOCs and their successors into this market could adversely impact our long distance operations.

As of December 31, 2001, we had entered into 415 interconnection agreements with CLECs. These agreements allow CLECs to connect with some of our ILEC networks and compete in our ILEC markets. In addition, in some markets, our ILEC services provide reciprocal compensation payments and local number portability. These competitors are mainly serving large business customers and internet service providers.

In Rochester, New York, there are several active CLECs targeting small to medium-size commercial customers. We also experience competition for dial up and high speed internet services in the Rochester market in addition to competition from long distance providers for both residential and business customers.

CLEC Services Competition
-------------------------

ELI's broad range of communication services enables customers to purchase their telecommunications needs from a single provider allowing the added convenience of a single monthly bill. As a facilities-based telecommunications carrier, ELI can deliver a substantial portion of its services on its own network resulting in higher gross margins and quality of services than competitors who are resellers of services.

ELI faces significant competition from ILECs in each of its facilities-based markets. Principal ILEC competitors include Qwest, SBC and Verizon. CLEC service providers have generally encountered competitive pressures from a number of sources, including other CLECs, with the result being the failure of a number of CLECs and substantial financial pressures on others, including ELI.

Facility and non-facility based CLEC competitors in ELI's markets include, among others: AT&T Local Services, Sprint Local, Time Warner Telecom, MCI WorldCom and XO Communications. In each of the markets in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services that ELI provides, generally at similar prices.

Potential and actual new market entrants in the local communications services business include RBOCs entering new geographic markets, Interexchange Carrier
(IXCs), cable television companies, electric utilities, international carriers, satellite carriers, teleports, microwave carriers, wireless telephone system operators and private networks built by large end-users. In addition, the current trend of business combinations and alliances in the communications industry, including mergers between RBOCs may increase competition for ELI. With the passage of the 1996 Act and the entry of RBOCs into the long distance market, competitors constructed their own local facilities or otherwise acquired the right to use local facilities and/or resell the local services of ELI's competitors. Construction of facilities and networks contributed to overcapacity.

Competition for network services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. As a point of differentiation from the ILECs, ELI's fiber-optic networks provide both diverse access routing and redundant electronics, design features not widely deployed within the ILEC's networks.

ELI's competitors for high-speed data services include major IXCs, other CLECs and various providers of niche services, such as internet access providers, router management services and systems integrators. The interconnectivity of ELI's markets may create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on terms as favorable as those available to ELI.

The market for internet access and related services in the United States is extremely competitive, with barriers to entry related to capital costs, bandwidth capacity and internal provisioning and operations processes. We expect that competition will intensify as existing services and network providers and new entrants compete for customers. In addition, new enhanced internet services such as managed router service and web hosting are constantly under development in the market and we expect additional innovation in this market by a range of competitors. ELI's current and future competitors include communications companies, including the RBOCs, IXCs, CLECs and cable television companies and other internet access providers.

Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than are available to us.

Public Utilities Services

We have historically provided public utilities services including natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. In May 1998 we announced a plan of divestiture for our public utilities services properties. We have divested approximately two-thirds of our public utility operations for an aggregate of $1.352 billion. In 1999 we initially accounted for the planned divestiture of our public utilities services segments as discontinued operations. Because we have not yet entered into agreements to sell our entire gas and electric segments, we reclassified all our gas and electric assets and their related liabilities in the second half of 2000 as "net assets held for sale." As a result, our discontinued operations only reflect the assets and related liabilities of the water and wastewater businesses.

Through our public  utilities  services  segments,  we provide gas and  electric utility services. In 2001 we sold our Louisiana gas operations for $363.4 million in cash, our Colorado gas division for $8.9 million in cash, and our water and wastewater services operations in January 2002 for approximately $855.7 million in cash and $123.8 million in assumed debt and other liabilities. These transactions are subject to routine purchase price adjustments.

We intend to sell our remaining public utility assets, which include gas operations in Arizona and Hawaii and electric utility operations in Arizona, Hawaii and Vermont.

Natural Gas
-----------

Our natural gas segment provides natural gas transmission and distribution services in Arizona, as well as synthetic natural gas production and propane service in Hawaii to 188,800 primarily residential customers. Our natural gas segment accounted for $411.5 million, or 17%, of our revenues in fiscal year 2001. The number of customers by state is as follows:

                  State                       Customers
                  -----                       ---------
                  Arizona.........              122,300
                  Hawaii...........              66,500
                                              ---------
                    Total                       188,800
                                              =========

Natural gas services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies, except for the non-regulated propane rates charged to customers in Hawaii. We purchase the gas supply we need, except for our production of synthetic natural gas in Hawaii. We believe our natural gas supply is adequate to meet current demands and to provide for additional sales to new customers. The natural gas industry is subject to seasonal demand, except in Hawaii, with the peak demand occurring during the heating season of November 1 through March 31. Our natural gas segment experiences third-party competition from fuel oil, propane and other gas suppliers for most of our large consumption customers, of which there are few, and from electric suppliers for our entire customer base. The competitive position of gas at any given time depends primarily on the relative prices of gas and these other energy sources.

One of our gas suppliers in Arizona was Enron Corporation (Enron). In November 2001, as a result of the bankruptcy filing of Enron, we entered into a firm supply contract with BP Energy for our Arizona gas division through April 2005 on terms more favorable than the Enron arrangement.

In October 2001 we received a temporary rate increase from the Hawaiian Public Utilities Commission (HPUC) of approximately $5.5 million, in the aggregate, for our Hawaiian gas company representing a 9.87% rate increase beginning in November 2001. We expect a final order during the first quarter of 2002.

In September 2001 we received regulatory approval to recover approximately $39 million of deferred gas costs beginning October 1, 2001 over a 24 month period for our Arizona gas division.

Electric
--------

Our electric segment provides electric transmission and distribution services in Arizona, Hawaii and Vermont to 128,400 primarily residential customers. We produce the vast majority of the power that we sell in Hawaii. Our electric segment accounted for $228.0 million, or 9%, of our revenues in fiscal year 2001. The breakdown per state is as follows:

                       State                  Customers
                       ------                ----------
                       Arizona..........         76,500
                       Hawaii...........         31,200
                       Vermont..........         20,700
                                                -------
                         Total                  128,400
                                                =======

Electric services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. We purchase approximately 81% of the electric energy needed to provide services to our customers. Of this amount, we purchase approximately 98% of the electric energy needed to provide service to our customers in Vermont and Arizona and 9% for our customers in Hawaii. We believe our supply is adequate to meet current demands and to provide for additional sales to new customers. Our primary generating facilities are on Kauai, Hawaii. We also have generating facilities in Arizona and Vermont, which are used mainly for back-up power supply. Generally, our electric segment does not experience material seasonal fluctuations.

The electric utility industry in the United States is undergoing fundamental changes. For many years electric utilities have been vertically integrated entities with the responsibility for the generation, transmission and distribution of electric power in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. The industry is now shifting toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. Generally, this involves splitting apart the generation and transmission of power from the remainder of the business, and having generators compete with one another in the sale of power directly to retail customers. The interconnected regional transmission grids will be operated independently, continuing as a federally regulated monopoly.

Local transmission and distribution facilities would continue as state-regulated monopolies. This change in the industry is in various stages of development around the United States. The pace and degree of regulation vary from state to state. The bankruptcies in 2001 of major providers of electricity may alter the nature and level of regulation of electric utilities.

During the past two years, power supply costs have fluctuated substantially forcing companies in some cases to pay higher operating costs to operate their electric businesses. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $100 million through December 31, 2001 have been incurred. We are allowed to recover these charges from ratepayers through a purchase power fuel adjustment. In an attempt to limit "rate shock" to our customers, we requested in September 2001 that this amount, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. We anticipate that a determination regarding recovery will be made in 2002.

On July 16, 2001,  we  terminated  our  existing  contract  with Arizona  Public
Service and entered into a new seven-year purchase power agreement. This agreement allows us to purchase all power required for operations at a fixed rate per kilowatt hour. This agreement is retroactive to June 1, 2001 and will mitigate further increases in the deferred power cost account.

Our Vermont Electric Division is a member of the Vermont Joint Owners, a consortium of 14 Vermont utilities that has entered into a purchase power agreement with a Canadian power generation facility. The agreement provides for up to 395 MW of power per annum and associated energy to be delivered to Vermont, in varying amounts, between 1990 and 2020. If any member of the consortium defaults on its share of power under the agreement, the remaining members of the consortium are required by "step-up" provisions of the agreement to assume responsibility for a defaulting member's share on a pro-rata basis.

On February 15, 2000, we announced that we had agreed to sell our electric services segment. Our Arizona and Vermont electric divisions were under contract to be sold, but the parties terminated the agreement on March 7, 2001 due to the failure of the proposed purchaser to raise the required financing and obtain the required regulatory approval necessary to meet its obligations under the contract for sale. We intend to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers.

In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215 million. The transaction, which is subject to regulatory approvals, is expected to close within twelve months.

Our Kauai electric division has, historically, received approximately 13% of its power from a third-party provider, but in 2001, this was reduced to approximately 4%. As of January 2001 this third-party provider was restructuring. In February our Kauai electric division was granted an amendment to the purchase power agreement. The amendment requires power to be provided until December 31, 2002 unless terminated earlier by us. Current forecasts report that our service area will require additional electrical generating capacity in 2002. As a result, we have entered into a 25-year purchase power agreement with another independent power producer to provide firm power by July 2002. The HPUC has approved this agreement.

In October 2001 the Company filed a rate case in Vermont requesting a 40% rate increase to produce a total revenue increase of approximately $11 million. The rate case is expected to be finalized during the third quarter of 2002.

Water and Wastewater
--------------------

Through subsidiaries, we provided water distribution, wholesale water transmission, wastewater treatment, public works consulting and marketing and billing services to approximately 322,200 primarily residential customers in Arizona, Illinois, California, Pennsylvania, Ohio, and Indiana. On January 15, 2002, we sold our water and wastewater treatment segment for $855.7 million in cash and $123.8 million in assumed debt. We no longer provide any water or wastewater treatment services.

Segment Information

Note 18 of the Notes to Consolidated Financial Statements included herein sets forth financial information about our industry segments for the last three fiscal years.

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations, although we have a 19% interest in Hungarian Telephone and Cable Company (See Note 7), a company that provides wireline telephone service in Hungary.

General

Order backlog is not a significant consideration in our businesses. We have no contracts or subcontracts that may be subject to renegotiations of profits or termination at the election of the Federal government. We also hold certificates granted by various state commissions, which are generally of indefinite duration. We have no special working capital practices, and our research and development activities are not significant. We hold no patents, trademarks, licenses or concessions that are material. As of December 31, 2001, we had approximately 10,121 employees, of whom 7,920 were associated with ILEC operations including approximately 3,773 employees associated with the acquisition of Frontier, 1,210 were associated with public utilities services operations including 381 associated with the water and wastewater treatment operations sold in January 2002. We consider our relations with our employees to be good.

Item 2 - Properties

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, CT.

The operations support office for our ILEC segment is currently located at 180 South Clinton Avenue Rochester, New York in a facility that we sub-lease from Global and which lease we will take over upon Global's vacating the premises. In conjunction with the Frontier acquisition, we evaluated our facilities to take advantage of operational and functional synergies between the two companies with the objective of concentrating our resources in the areas where we have the most customers, to better serve those customers. We intend to close our operations support center in Plano, Texas by April 2002 and sell our office space at that location. In addition, our ILEC segment leases and owns office space in various markets throughout the United States.

The operations support office for our CLEC segment, ELI, is located at 4400 NE 77th Avenue, Vancouver, Washington. This building, which we own, is fully occupied. In addition, our CLEC segment leases local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. Our CLEC segment also leases network hub and network equipment installation sites in various locations throughout the areas in which it provides services.

Our ILEC and CLEC services segments own telephone properties which include: connecting lines between customers' premises and the central offices; central office switching equipment; fiber-optic and microwave radio facilities, buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

Our public utilities services segments are administered locally in the principal states in which they operate. Pending the sale of our public utilities services segments, we own gas production, transmission and distribution facilities and electric transmission and distribution facilities in Arizona, Hawaii, and Vermont.

Item 3 - Legal Proceedings

On July 20, 2001, we notified Qwest Corporation that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been tentatively scheduled to commence in the fourth quarter of 2002.

On December 21, 2001, we entered into a settlement agreement that, if approved by the court, will resolve all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by the company, we will pay the class members $5.5 million in satisfaction of all claims. This settlement must be approved by the court, which is expected to occur sometime during the first half of 2002. The company has accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001.

We are party to proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4 - Submission of Matters to Vote of Security Holders

None in fourth quarter 2001.

Executive Officers
------------------

Information as to Executive Officers of the Company as of March 1, 2002 follows:

          Name               Age      Current Position and Office
        -------              ---      ---------------------------
Leonard Tow                  73      Chairman of the Board and Chief Executive Officer
Rudy J. Graf                 53      Vice Chairman of the Board, President and Chief Operating Officer
Scott N. Schneider           44      Vice Chairman of the Board, Executive Vice President and Chairman of Citizens Capital
                                     Ventures
Donald B. Armour             54      Vice President, Finance and Treasurer
Robert Braden                56      Executive Vice President, ILEC Sector and Chief Executive Officer, Electric Lightwave
                                     Sector
John H. Casey, III           45      Vice President; President and Chief Operating Officer, ILEC Sector
Kenneth L. Cohen             36      President and Chief Operating Officer, Public Services Sector
Jean M. DiSturco             38      Vice President, Human Resources
Jerry Elliott                42      Vice President, Chief Financial Officer
Michael G. Harris            55      Vice President, Engineering and New Technology
Edward O. Kipperman          50      Vice President, Tax
Robert J. Larson             42      Vice President and Chief Accounting Officer
Daniel McCarthy              37      President and Chief Operating Officer, Electric Lightwave Sector
L. Russell Mitten            50      Vice President, General Counsel and Secretary
Livingston E. Ross           53      Vice President, Reporting and Audit
Steven D. Ward               35      Vice President, Information Technology
Michael  Zarrella            42      Vice President, Strategic Planning and Development

There is no family relationship between any of the officers of Citizens. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with Citizens since April 1989 as Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. He was also Chief Financial Officer from October 1991 through November 1997. He is Director of Hungarian Telephone and Cable Corp., Chairman of the Board of Electric Lightwave, Inc. and is a Director of the United States Telephone Association.

RUDY J. GRAF has been associated with Citizens since September 1999. In February 2001, he was elected Vice Chairman of the Board. In July 2000, he was elected Director of Citizens. He is currently Vice Chairman of the Board, President and Chief Operating Officer of Citizens. He is also a Director of Electric Lightwave, Inc. Prior to joining Citizens, he was Director, President and Chief Operating Officer of Centennial Cellular Corp. and Chief Executive Officer of Centennial DE Puerto Rico from November 1990 to August 1999.

SCOTT N. SCHNEIDER has been associated with Citizens since October 1999. In February 2001, he was elected Vice Chairman of the Board. In July 2000, he was elected Director of Citizens. He is currently Vice Chairman of the Board, Executive Vice President of Citizens and Chairman of Citizens Capital Ventures, a wholly owned subsidiary of Citizens. He is currently Director and Executive Vice President of Electric Lightwave, Inc. Prior to joining Citizens, he was Director (from October 1994 to October 1999), Chief Financial Officer (from December 1996 to October 1999), Senior Vice President and Treasurer (from June 1991 to October 1999) of Century Communications Corp. He also served as
Director, Chief Financial Officer, Senior Vice President and Treasurer of Centennial Cellular from August 1991 to October 1999.

DONALD ARMOUR has been associated with Citizens since October 2000. He is currently Vice President, Finance and Treasurer. He also currently serves as Vice President and Treasurer of Electric Lightwave, Inc. Prior to joining Citizens, he was the Treasurer of the cable television division of Time Warner Inc. from January 1994 to September 2000.

ROBERT BRADEN has been associated with Citizens since November 1999 and has been Vice President, Business Development since February 2000. In January 2001, he also became President, Chief Operating Officer and Director of Electric Lightwave, Inc. and in December 2001, he became Chief Executive Officer and Director of Electric Lightwave, Inc. In January 2002, he became Executive Vice President, ILEC Sector. Prior to joining Citizens, he was Vice President, Business Development at Century Communications Corp. from January 1999 to October 1999. He was Senior Vice President, Business Development at Centennial Cellular Corp. from June 1996 to January 1999 and held other officer positions with Centennial since November 1993.

JOHN H. CASEY, III has been associated with Citizens since November 1999. He is currently Vice President of Citizens and President and Chief Operating Officer of our ILEC Sector. Prior to joining Citizens, he was Vice President, Operations from January 1995 to January 1997 and then Senior Vice President, Administration of Centennial Cellular until November 1999.

KENNETH L. COHEN has been associated with Citizens since 1996 and was elected President and Chief Operating Officer, Public Services Sector in January 2002. He was Vice President and Controller of our Public Services Sector from 1996 to January 2002. Prior to joining Citizens, he was a senior manager at KPMG LLP from March 1986 to August 1996.

JEAN M. DISTURCO has been associated with Citizens since 1987 and was elected Vice President, Human Resources in October 2001. She was Vice President, Compensation and Benefits since March 2001 and Director of Compensation from 1996 to March 2001.

JERRY ELLIOTT has been associated with Citizens since March 2002. He is currently Vice President and Chief Financial Officer. He is also Vice President and Chief Financial Officer of Electric Lightwave, Inc. Prior to joining Citizens, he was Managing Director of Morgan Stanley's Communications Investment Banking Group from July 1998. Prior to joining Morgan Stanley, he was a partner with the law firm of Shearman & Sterling.

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

DANIEL MCCARTHY has been associated with Citizens since 1990 and was elected President and Chief Operating Officer, Electric Lightwave Sector in January 2002. Previously, he was President and Chief Operating Officer, Public Services Sector from March 2001 to January 2002, Vice President, Citizens Arizona Energy from April 1998 to March 2001 and Vice President, Citizens Arizona Gas from February 1997 to April 1998.

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

MICHAEL ZARRELLA has been associated with Citizens since December 1999. He was elected Vice President, Strategic Planning and Development in October 2000. Prior to joining Citizens, he was Group Vice President of Finance for Century Communications Corp. from June 1996 to December 1999 and Director, Financial Analysis from October 1990 to June 1996.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          ------------------------------------------------------------------
          Matters
          -------

                           PRICE RANGE OF COMMON STOCK
Our Common Stock is traded on the New York Stock Exchange under the symbol CZN. The following table indicates the high and low prices per share during the periods indicated.

                                     2001                   2000
                              -------------------    ------------------
                                High        Low        High        Low
                                ----        ---        ----        ---
       First Quarter           $15.88     $12.05      $17.06     $13.75
       Second Quarter          $15.00     $11.28      $18.00     $14.31
       Third Quarter           $13.10      $8.95      $19.00     $13.00
       Fourth Quarter          $11.53      $8.20      $15.31     $12.50

As of February 28, 2002, the approximate number of security holders of record of our Common Stock was 34,264. This information was obtained from our transfer agent.

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

          RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
                             REGISTERED SECURITIES

None

Item 6.  Selected Financial Data
         ------------------------

($ in thousands, except per share amounts)                                         Year Ended December 31,
                                                          ------------------------------------------------------------------------
                                                              2001          2000            1999           1998          1997
                                                          -------------  ------------  --------------- ------------- -------------
Revenue (1)                                                $ 2,456,993   $ 1,802,358      $ 1,598,236   $ 1,448,588   $ 1,303,901
Income (loss) from continuing operations before
  cumulative effect of changes in accounting principles    $   (63,926)  $   (40,071)     $   136,599   $    46,444   $     2,066
  and extraordinary expense (2)
Net income (loss)                                          $   (89,682)  $   (28,394)     $   144,486   $    57,060   $    10,100
Basic income (loss) per share of Common Stock
  from continuing operations before cumulative
  effect of changes in accounting principles and
  extraordinary expense (2)(3)                             $     (0.28)  $     (0.15)     $      0.53   $      0.18   $      0.01
Available to common shareholders per basic share (2)(3)    $     (0.38)  $     (0.11)     $      0.56   $      0.22   $      0.04
Available to common shareholders per diluted share (2)(3)  $     (0.38)  $     (0.11)     $      0.55   $      0.22   $      0.04
Stock dividends declared on Common Stock (4)                         -             -                -         3.03%         5.30%

                                                                                 As of December 31,
                                                          ------------------------------------------------------------------------
                                                              2001           2000            1999           1998          1997
                                                          -------------  ------------  --------------- ------------- -------------
Total assets                                               $10,553,600   $ 6,955,006      $ 5,771,745   $ 5,292,932   $ 4,872,852
Long-term debt                                             $ 5,994,906   $ 3,062,289      $ 2,107,460   $ 1,819,555   $ 1,627,388
Shareholders' equity                                       $ 1,946,142   $ 1,720,001      $ 1,919,935   $ 1,792,771   $ 1,679,211


(1) Represents revenue from continuing operations. Revenue from Acquisitions contributed $569.8 million and $49.5 million for the years ended December 31, 2001 and 2000, respectively. Revenue from gas operations sold represented $218.8 million, $232.3 million, $175.4 million, $173.1 million and $184.1 million in 2001, 2000, 1999, 1998 and 1997, respectively.
(2) Extraordinary expense represents an extraordinary after tax expense of $43.6 million related to our decision to discontinue the application of Statement of Financial Accounting Standards No. 71 to our local exchange telephone operations in 2001. The cumulative effect of changes in accounting principle represents an after tax change of $2.3 million at ELI in 1998.
(3)  1997 is adjusted for subsequent stock dividends.
(4)  Compounded annual rate of quarterly stock dividends.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

     *    Our ability to obtain new financing on favorable terms;

     * Our ability to effectively manage our growth, including the integration of newly acquired operations into our operations, and otherwise monitor our operations, costs, regulatory compliance and service quality;
     * Our ability to divest the remainder of our public utilities services businesses;
     * Our ability to successfully introduce new product offerings on a timely and cost effective basis, including our ability to offer bundled service packages on terms attractive to our customers, and our ability to offer second lines and enhanced services to markets currently under-penetrated;
     *    Our ability to expand through attractively priced acquisitions;
     * Our ability to identify future markets and successfully expand existing ones;
     * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;
     * Electric Lightwave, Inc.'s (ELI's) ability to complete a public or private financing that would provide the funds necessary to finance its cash requirements;
     * The effects of rapid technological changes, including the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;
     * The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other similar federal and state legislation and regulation;
     * The effect of restructuring of portions of the telecommunications market; and
     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies and practices adopted voluntarily or as required by generally accepted accounting principles.

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

(a)   Liquidity and Capital Resources
      -------------------------------

For the year ended December 31, 2001 we completed the Acquisition of Frontier and the permanent financings for our Frontier, Verizon and Qwest acquisitions. We also completed the sale of two of our public utilities services properties and repaid certain indebtedness and our equity forward contract. A summary of our primary sources and uses of cash is as follows:

($ in thousands)                               For the year
                                                  ended
                                             December 31, 2001
                                            ------------------
Primary Sources of Cash
-------------------------------------
Generated by operating activities                 $   520,379
Sale of public utility services properties            372,335
Net proceeds from debt financings                   3,650,191
Net proceeds from equity units                        445,635
Common stock offering                                 289,561
                                            ------------------
                                                  $ 5,278,101
                                            ==================

Primary Uses of Cash
-------------------------------------
Purchase of telephone properties                  $(3,373,214)
Capital improvements                                 (530,714)
Repay indebtedness                                 (1,077,931)
Repay equity forward contracts                       (163,662)
                                            ------------------
                                                  $(5,145,521)
                                            ==================

During January 2002, we sold another of our operations and received $855.7 million in cash proceeds and repaid $107.0 million in indebtedness. The details of these 2001 and 2002 transactions follow.

In May 2001, we filed a $3.8 billion shelf registration statement with the Securities and Exchange Commission (SEC) on Form S-3 that permits us to offer from time to time common stock, preferred stock, depositary shares, debt securities, warrants to purchase these types of securities and units of the foregoing. The net proceeds from the sale of these securities have been and are expected to be used to refinance our bank borrowings and other extensions of credit, to expand our networks, services and related infrastructure, to fund working capital and pending and future acquisitions, to make further investments in related telecommunications businesses, as well as for general corporate purposes. After the offerings discussed below, we have a remaining availability on this shelf registration statement allowing us to offer $825.6 million.

In May 2001, we issued an aggregate of $1.75 billion of notes consisting of $700 million principal amount of 8.50% notes due May 15, 2006 and $1.05 billion of 9.25% notes due May 15, 2011. This offering was made under the $3.8 billion shelf registration statement. Net proceeds of $1.726 billion (after underwriting discounts and commissions and before offering expenses) were used to repay bank borrowings and the remainder was used for general corporate purposes and to finance acquisitions.

In June 2001, we issued equity securities in two concurrent public offerings. The first consisted of 25,156,250 shares of our common stock. The net proceeds of $289.6 million (after underwriting discounts and commissions and before offering expenses) were used to fund a portion of the acquisition of Frontier. The second offering consisted of $460 million of equity units. The net proceeds of $446.2 million (after underwriting discounts and commissions and before offering expenses) were also used to fund a portion of the acquisition of Frontier. Each equity unit initially consists of a senior note and a purchase contract for our common stock. The price for the common stock under this purchase contract will be based upon the average trading price of our stock at the time the contract is exercised and is expected to be paid with the proceeds of a remarketing of the senior notes. These offerings were also made under the $3.8 billion shelf registration statement.

In August 2001, we issued an aggregate of $1.75 billion principal amount of senior notes consisting of $300 million of 6.375% notes due 2004, $750 million principal amount of 7.625% notes due 2008 and $700 million principal amount of 9.000% notes due 2031. These notes were issued in a private offering. The proceeds were used to repay our forward equity contract, to refinance outstanding indebtedness and for general corporate purposes. In September 2001, we filed a $1.75 billion registration statement with the SEC on Form S-4 that consists of an exchange offer entitling the holders of the notes issued in August 2001 to exchange the initial notes for new notes with substantially identical terms as the initial notes, except for transfer restrictions and registration rights relating to the initial notes. The registration statement was declared effective on February 6, 2002, and we commenced our exchange offer at that time. The exchange offer is expected to terminate on March 11, 2002.

In October 2001, we borrowed $200 million on an unsecured basis from the Rural Telephone Finance Cooperative (RTFC). This note matures on October 24, 2011 and has a fixed 6.27% interest rate.

We have committed to continue to finance ELI's cash requirements until March 31, 2003. We extended a revolving credit facility to ELI for $450 million with an interest rate of 15% and a final maturity of October 30, 2005. Funds for general corporate purposes of $350 million are available to be drawn until December 31, 2002. The remaining balance may be drawn by ELI to pay interest expense due under the facility. As of December 31, 2001, we have advanced $194.5 million to ELI under this facility.

In April 2001, we converted and remarketed $14.4 million of 1991 series industrial development revenue bonds as money market bonds with an initial interest rate of 5.25% and a maturity date of April 1, 2026.

In May 2001, we converted and remarketed $23.3 million of Illinois 1997 series of environmental facilities revenue bonds due May 1, 2032 at an initial interest rate of 5.85%. We also converted and remarketed $18.3 million of Northampton County, Pennsylvania 1998 series of industrial development revenue bonds due September 1, 2018 at an initial interest rate of 5.75%. Both series were remarketed as money market bonds and were associated with our discontinued water and wastewater treatment operations.

On June 29, 2001, we completed the acquisition of Frontier Corp. from Global for $3.37 billion in cash. The acquisition was financed on an interim basis by the draw down of a bank credit facility of $1.78 billion, with the remainder derived from the proceeds of our registered securities offerings discussed above. The bank credit facility was repaid in August 2001 with the proceeds of our private offering of senior notes discussed above.

On July 2, 2001, we completed the sale of our Louisiana gas operations to Atmos Energy Corp for $363.4 million in cash. The proceeds were used to repay a portion of our borrowings under our bank credit facility.

During 2000, we entered into an equity forward contract with Citibank, N.A. to purchase 9,140,000 shares of our common stock. These purchases and others made by us for cash during 2000 were made in open market transactions. The amount to be paid under the forward contract included a LIBOR-based carrying cost plus the dollar amount paid for the shares acquired. This forward contract was a temporary financing arrangement that provided us the flexibility to effectively purchase our stock in the current period and to pay for those purchases in a future period. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction in shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150.0 million). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to eliminate the share settlement feature of the original contract. During 2001, we settled the contract for $150.0 million plus $13.6 million in associated carrying costs, and took possession of our shares.

On September 4, 2001, $50 million principal amount of our 8.45% debentures matured and were repaid at par with cash. On October 1, 2001, $99.2 million principal amount of our $100 million debentures due 2034 were tendered for redemption at par in accordance with the put option granted to debenture holders at the time of issuance. These tendered debentures were also repaid with cash.

On November 30, 2001, we completed the sale of our Colorado gas operations to Kinder Morgan, Inc. for $8.9 million in cash. The proceeds were used for general corporate purposes.

In December 2001, two of our ILEC subsidiaries, Citizens Telecommunications Company of West Virginia and Rhinelander Telephone Company, made cash payments of $12.9 million and $6.7 million, respectively, representing repayment of all of their outstanding obligations to the Rural Utilities Service and the Rural Telephone Bank.

On January 7, 2002, we called for redemption at par two of our outstanding 1991 series of industrial development revenue bonds, the $20.0 million 7.15% Mohave series and the $10.1 million 7.15% Santa Cruz series. Both redemptions were funded with cash.

On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works for $855.7 million in cash plus the assumption of $123.8 million of debt. The proceeds are being used to continue to expand our networks, services and related infrastructure, to fund working capital and pending and future acquisitions, to make further investments in related telecommunications businesses, as well as for general corporate purposes (including the repayment of outstanding indebtedness.)

On January 31, 2002, we repaid approximately $76.9 million principal amount of loans outstanding to our subsidiaries from the Rural Utilities Service, Rural Telephone Bank and the Federal Financing Bank.

For the year ended December 31, 2001, our actual capital expenditures were $409.3 million for the ILEC segment, $54.5 million for the ELI segment and $89.9 million for the public utilities services segments which includes $23.0 million for the water and wastewater segment. For 2002, we anticipate that our capital expenditures will approximate $525.6 million; $412.0 million for the ILEC segment, $71.6 million for ELI and $42.0 million for the public utility services segment.

We anticipate that the primary sources of funds in 2002 will come from our ILEC operations. We have a remaining shelf registration of $825.6 million and we have available lines of credit with financial institutions in the amount of $705 million and $100 million. The credit facilities have similar terms and conditions. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of December 31, 2001. The expiration date for both facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of December 31, 2001, there were no outstanding advances under these facilities.

ELI has a $400 million committed revolving line of credit with a syndicate of commercial banks that expires on November 21, 2002. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under this revolving line of credit. As of December 31, 2001, $400 million was outstanding under this credit facility.

During 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. In January 2002, ELI exercised its option to purchase the facilities at the end of the lease term. Payments under the lease depend on current interest rates. Assuming continuation of current interest rates, payments would approximate $872,000 from January 1, 2002 through April 30, 2002 and a final payment of approximately $110 million in April 2002. Citizens has guaranteed all of ELI's obligations under this operating lease.

On December 17, 2001, we entered into two interest rate swap agreements with a subsidiary of Morgan Stanley Dean Witter, each agreement covering a notional amount of $50 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004 and are being accounted for under SFAS 133 as fair value hedges.

A summary of our future contractual obligations and commercial commitments as of December 31, 2001 is as follows:

                                                            Less than                                      After
(in thousands)                                 Total         1 year       2-3 years      4-5 years        5 years
--------------                                 -----         ------       ---------      ---------        -------
Long-term debt                             $ 6,341,430      $ 476,488     $ 772,250    $ 1,348,043      $ 3,744,649
Capital lease obligations                      137,382          7,418         5,804          6,855          157,459
Operating leases                               161,817         25,777        43,068         32,123           60,849
Purchase obligation                            110,000        110,000             -              -                -
Other long-term obligations                    925,024        115,416       147,425         78,948          583,235
                                           -----------      ---------     ---------    -----------      -----------

Total contractual cash obligations         $ 7,675,653      $ 735,099     $ 968,547    $ 1,465,969      $ 4,546,192
                                           ===========      =========     =========    ===========      ===========

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements are of a general nature, and do not impose significant financial performance criteria on us. These general covenants include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with Generally Accepted Accounting Principles (GAAP), restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and similar transactions. We currently have no restrictions on the payment of dividends by us or our subsidiaries either by contract, rule or regulation.

The principal financial performance covenant under our $805 million credit facilities and our $200 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) requires the maintenance of a minimum net worth of $1.5 billion. Under the RTFC loan, in the event that our credit rating from either Moody's Investors Service or Standard & Poor's declines below investment grade (Baa3/BBB-, respectively), we would be required to maintain an interest coverage ratio of 2.00 to 1 or greater and a leverage ratio of 6.00 to 1 or lower.

Acquisitions
------------
From May 27, 1999 through July 12, 2000 we entered into several agreements to acquire telephone access lines. These transactions have been accounted for using the purchase method of accounting. The results of operations of the acquired properties have been included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

          Verizon Acquisition
          -------------------
          Between May and December 1999, we announced agreements to purchase from Verizon Communications Inc., formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) for approximately $1,171.0 million in cash. By November 30, 2000, we had closed on the purchase of approximately 317,500 telephone access lines. On December 17, 2001, the agreements to acquire the remaining telephone access lines were terminated.

          Qwest Acquisition - termination
          -------------------------------
          In June 1999, we announced agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in nine states for approximately $1,650.0 million in cash and the assumption of certain liabilities. On October 31, 2000, we closed on the purchase of approximately 17,000 telephone access lines in North Dakota for approximately $38.0 million in cash. On July 20, 2001, we notified Qwest that we were terminating the remaining eight acquisition agreements. Qwest subsequently filed a notice of claim for arbitration in Denver, Colorado under the rules of the American
          Arbitration Association with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64.0 million, which is the aggregate of liquidation damages under letters of credit, established in the terminated acquisition agreements. We have filed a notice of claim in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest.

          Frontier Acquisition
          --------------------
          On June 29, 2001, we purchased from Global 100% of the stock of Frontier Corp.'s (Frontier) local exchange carrier subsidiaries, which owns approximately 1.1 million telephone access lines in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373.0 million in cash, subject to routine purchase price adjustment.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. During 2001 we sold two of our natural gas operations and in January 2002 we sold all of our water and wastewater treatment operations.

The Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). The agreement with Cap Rock was terminated on March 7, 2001. We intend to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215 million. The transaction, which is subject to regulatory approvals, is expected to close within twelve months.

Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we have reflected all of our gas and electric assets and their related liabilities as "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reflect the results of these operations as part of continuing operations. Additionally, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $50.8 million for the gas operations and $6.8 million for electric operations for the year ended December 31, 2001. We continue to actively pursue buyers for our remaining gas and electric business.

Discontinued operations in the consolidated statements of income reflect the results of operations of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with this business.

Discontinuation of SFAS 71:
--------------------------
Prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier Properties, our incumbent local exchange telephone properties had been predominantly regulated following a cost of service/rate of return approach. Accordingly, we applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 in the preparation of our financial statements.

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

As discussed further in Note 19 of the financial statements, we recorded a non-cash extraordinary charge of $43.6 million net of tax in our income statement, to write-off regulatory assets and liabilities recorded on our balance sheet in the past. Based upon our evaluation of the pace of technology change that is estimated to occur in certain components of our rural telephone networks, we have concluded that minor modifications in our asset lives are required for the major network technology assets and expect that depreciation and amortization expense will not differ significantly from that currently recorded.

In accordance with the provisions of SFAS 101 and SFAS 121, we performed a test of the impairment of the property, plant and equipment accounts for our properties discontinuing SFAS 71 and based upon our expectations of future changes in sales volumes and prices and the anticipated rate of entry of additional competition into our markets, we concluded that an asset impairment is not warranted under SFAS 121 at this time.

New Accounting  Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. We adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS 141 did not have any impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS 142 is effective January 1, 2002. We will be required to test for impairment of goodwill as of January 1, 2002 and annually thereafter. Any transitional impairment loss at January 1, 2002 will be recognized as the cumulative effect of a change in accounting principle in our statement of operations. The amortization of goodwill ceases upon adoption of the statement. As of the date of adoption, we have unamortized goodwill in the amount of $1,939.3 million and unamortized identifiable intangible assets in the amount of $1,039.7 million. Amortization expense related to goodwill was $108.1 million, $13.6 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. We are required to make such assessment no later than June 30, 2002 but such assessment is "as of" January 1, 2002.

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

(b)  Results of Operations
     ---------------------
                                     REVENUE

ILEC revenue is generated primarily through the provision of local and long distance telephone service. Such services are provided under either a monthly recurring fee or based on usage at a tariffed rate and is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

CLEC revenue is generated through local, long distance, data and long haul services. These services are primarily provided under a monthly recurring fee or based on usage at agreed upon rates and are not dependent upon significant judgments by management with the exception of the determination of a provision for uncollectible amounts. CLEC usage based revenue includes amounts determined under reciprocal compensation agreements. While this revenue is governed by specific contracts with the counterparty, management has deferred recognition of portions of such revenue until realizability was obtained. Revenue earned from long-haul contracts, including the fiber swap, is recognized over the term of the related agreement.

Revenue from the provision of public utility services are recognized based on usage without significant judgments made by management with the exception of amounts determined for uncollectible accounts.

Consolidated revenue increased $654.6 million, or 36%, in 2001 and $204.1 million, or 13%, in 2000. The increase in 2001 was primarily due to the impact of acquisitions in the ILEC sector as well as the pass-through to customers of the increased cost of gas. The increase in 2000 was primarily due to the pass-through to customers of the increased cost of gas, electric energy and fuel oil purchased as well as ILEC acquisitions and increased ELI revenue.

                                  ILEC REVENUE

($ in thousands)                              2001                    2000              1999
                                     ----------------------  ----------------------  ----------
                                       Amount      % Change    Amount      % Change   Amount
                                     ------------ ---------  -----------  ---------  ----------
Network access services              $   654,641       45%    $ 451,402         2%   $ 444,409
Local network services                   582,662       78%      326,878        14%     286,271
Long distance and data services          208,274       95%      106,662        17%      90,978
Directory services                        72,375       93%       37,424        11%      33,636
Other                                     76,101       84%       41,377       -14%      47,943
                                     ------------            -----------             ----------
                                     $ 1,594,053       65%    $ 963,743         7%   $ 903,237
                                     ============            ===========             ==========

We acquired the Verizon Nebraska access lines on June 30, 2000, the Verizon Minnesota access lines on August 31, 2000, the Qwest North Dakota access lines on October 31, 2000 and the Verizon Illinois/Wisconsin access lines on November 30, 2000 and Frontier on June 29, 2001 (collectively referred to as the
Acquisitions). The 2001 impact of the Acquisitions of $569.8 million in the following revenue and expense discussion represents six months of activity for Frontier which was acquired on June 29, 2001 and the difference between a full year in 2001 versus a partial year in 2000 for the Verizon Nebraska, Minnesota and Illinois/Wisconsin and Qwest North Dakota acquisitions. The 2000 impact of the Acquisitions of $49.5 million in the following revenue and expense discussion represents the activity for each acquisition from its respective date of acquisition.

Network access services revenue increased $203.2 million, or 45%, in 2001 primarily due to the $159.1 million impact of the Acquisitions. Growth in minutes of use, special access and subsidies revenue contributed $3.1 million, $17.9 million and $20.0 million, respectively. The increases were partially offset by $6.5 million from the effect of the FCC's CALLS mandate which reduced access charges paid by long distance companies and $7.3 million in rate decreases in effect as of July 1, 2001. Network access also includes a reclassification of $13.9 million in revenue reported as local network services revenue in the prior year.

Network access services revenue increased $7.0 million, or 2%, in 2000, primarily due to the $23.9 million impact of the Acquisitions and $15.4 million related to growth in minutes of use and special access revenue. These increases were partially offset by a non-recurring $10.4 million interstate universal service fund (USF) settlement received in the first quarter of 1999, the effect of CALLS of $14.8 million, settlements with long distance carriers of $2.3 million in 1999, and the price effect of a July 1999 FCC tariff adjustment of $1.8 million.

Local network services revenue increased $255.8 million, or 78%, in 2001, primarily due to the impact of the Acquisitions which contributed $260.9 million and growth in enhanced services of $8.1 million. Local network services also reflects a reduction for the reclassification of $13.9 million in revenue reported as network access revenue in the prior year.

Local network services revenue increased $40.6 million, or 14%, in 2000, primarily due to the impact of the Acquisitions which contributed $23.8 million, growth in enhanced services of $6.3 million due to increased demand for these services, access line growth of 26,000 contributed $5.0 million and frame relay, data and ISDN increased $4.0 million. These increases were partially offset by an Extended Area Service revenue phase-out in New York of $3.1 million.

Long distance and data services revenue increased $101.6 million, or 95%, in 2001 primarily due to the impact of the Acquisitions of $78.2 million, principally the long-distance and data revenue associated with Frontier, which contributed $74.1 million to the increase. Growth in Digital Subscriber Line
(DSL) and Internet services of $7.9 million, growth related to data and dedicated circuits of $7.0 million and growth in long distance services of $7.7 million also contributed to the increase.

Long distance and data services revenue increased $15.7 million, or 17%, in 2000 primarily due to increased Internet revenue of $6.0 million, increased DSL, frame relay and ISDN services of $5.5 million and increased remote call forwarding of $2.7 million.

Directory services revenue increased $35.0 million, or 93%, in 2001 primarily due to the impact of the Acquisitions which contributed $33.2 million to the increase and growth of $1.8 million. Directory services revenue increased $3.8 million, or 11%, in 2000 primarily due to increased directory advertising and listing sales. The Acquisitions contributed $1.0 million to the increase in 2000.

Other revenue increased $34.7 million, or 84%, in 2001 primarily due to the impact of the Acquisitions of $38.4 million, partially offset by a decrease in miscellaneous revenue categories. Other revenue decreased $6.6 million, or 14%, in 2000 primarily due to a decrease in billing and collections revenue of $6.4 million and an increase in the reserve for uncollectibles of $3.9 million. These decreases were partially offset by increased revenue from the Acquisitions of $0.8 million, an increase of $2.8 million in conference call revenue and an increase of $0.3 million in cable revenue.

                                   ELI REVENUE

($ in thousands)                        2001                    2000            1999
                               ----------------------  ----------------------  ----------
                                 Amount      % Change    Amount      % Change   Amount
                               ------------ ---------  -----------  ---------  ----------
Network services                 $ 101,338       31%    $  77,437        45%   $  53,249
Local telephone services            73,291      -26%       98,643        27%      77,591
Long distance services              12,294      -25%       16,318       -39%      26,698
Data services                       39,717      -23%       51,579        75%      29,470
                               ------------            -----------             ----------
                                   226,640       -7%      243,977        30%     187,008
Intersegment revenue*               (3,249)       2%       (3,185)       13%      (2,817)
                               ------------            -----------             ----------
                                 $ 223,391       -7%    $ 240,792        31%   $ 184,191
                               ============            ===========             ==========

* Intersegment revenue represents revenue received by ELI from our ILEC operations related to network services provided by ELI.

Revenue (before intersegment revenue eliminations) decreased $17.3 million, or 7%, in 2001 and increased $57.0 million, or 30%, in 2000. The decline in revenue for 2001 is primarily due to a downturn in economic conditions that affected internet service providers and related businesses; a decline in data services due to the expiration of a material contract; and a decrease in reciprocal compensation.

Included in revenue for the year ended December 31, 2001 is approximately $4.0 million of revenue representing a "net settlement" of past billing disputes between ELI and Qwest. Additionally, ELI is currently providing service to customers that have filed for protection under Chapter 11 of the bankruptcy code. Of ELI's largest twenty-five customers, two customers are under Chapter 11 protection. These customers contributed approximately $0.3 million of revenue monthly.

Network services revenue increased $23.9 million, or 31%, in 2001 and $24.2 million, or 45%, in 2000. Network services include Private Line Interstate (Long
Haul) and Private Line Intrastate (MAN). The increase is primarily due to continued growth in our network and sales of additional circuits for MAN services.

     Revenue for 2001 and 2000 from Long Haul services increased $3.9 million, or 10%, and $12.0 million, or 43%, respectively.

     Revenue for 2001 and 2000 from MAN services increased $20.0 million, or 54%, and $12.2 million, or 48%, respectively.

Local telephone services revenue decreased $25.4 million, or 26%, in 2001 and increased $21.1 million, or 27%, in 2000. Local telephone services include dial tone, ISDN PRI, carrier access billings and reciprocal compensation.

($ In thousands)                        2001                  2000              1999
                              ----------------------  ----------------------  ----------
                                Amount      % Change    Amount      % Change   Amount
                              ------------ ---------  ------------  --------  ----------
ISDN PRI                         $ 27,299      -19%     $ 33,846        53%    $ 22,160
Dial tone                          16,730      -13%       19,208        40%      13,746
Carrier access billings             7,934       18%        6,714        -4%       7,020
Reciprocal compensation            21,328      -45%       38,875        12%      34,665
                              ------------            -----------             ----------
                                 $ 73,291      -26%     $ 98,643        27%    $ 77,591
                              ============            ===========             ==========

     ISDN PRI revenue decreased $6.5 million, or 19%, in 2001 and increased $11.7 million, or 53%, in 2000. The 2001 decrease in ISDN PRI revenue is primarily due to the bankruptcy of two customers and decreased revenue resulting from less demand for ISDN PRI trunks servicing internet routers. In addition, average access line equivalents decreased 19,245, or 10%, in 2001 compared to 2000. The 2000 increase in ISDN PRI revenue is a result of an increase in the average access line equivalents of 64,206, or 46% in 2000 over 1999.

     Dial tone revenue decreased $2.5 million, or 13%, in 2001 and increased $5.4 million, or 40%, in 2000. The 2001 decrease is primarily due to the bankruptcy of two customers and decreased installation fees resulting from fewer new customers. In addition, average access line equivalents decreased 19,245, or 10% in 2001 compared to 2000. The 2000 increase in dial tone revenue is the result of an increase in the average access line equivalents of 64,206, or 46% in 2000 over 1999.

     Carrier access billings revenue increased $1.2 million, or 18%, in 2001 and decreased $0.3 million, or 4%, in 2000. The increase in 2001 is primarily due to the settlement of disputes with two major customers partially offset by the effects of a 12% decrease in average rates per minute. The decrease in 2000 compared to 1999 is due to an increase in average monthly minutes processed of 15 million, or 77%, offset by the effects of lower average rates per minute primarily due to competitive pressures in the markets in which we operate.

     Reciprocal compensation revenue decreased $17.5 million, or 45%, in 2001 and increased $4.2 million, or 12%, in 2000. The decrease in 2001 is primarily due to a 19% decrease in average rates per minute and a 14% decrease in average monthly minutes processed of 158 million. The decrease in average minutes is primarily due to less termination-generated minutes from ISDN-PRI. The increase for 2000 over 1999 is due to interconnection agreements being in place with Verizon and PacBell during all of 2000 that were not in place for all 12 months in 1999.

     ELI has various interconnection agreements with Qwest (formerly U S WEST), Verizon (formerly GTE) and SBC (PacBell) and Sprint, the ILECs in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's networks and ELI's network. The FCC set transitional rates for reciprocal compensation that exceeds a 3:1 ratio of inbound to outbound traffic. The rate for above ratio traffic is capped at .15 cents per minute for the first six months after the effective date of the commission order, .10 cents per minute for the next 18 months and .07 cents per minute after that, through June 2004. Below ratio traffic remains at the state established rate level which is generally higher. Implementation of the
     FCC's  transitional  rates  for  ISP-bound  traffic  is  taking  place  via amendments to existing interconnection agreements. The effect of implementing the FCC transitional rates resulted in a reduction of the composite rate of .088 cents per minute, or 43%, from .203 cents per minute for the six months ended June 30, 2001 to .115 cents per minute. The
     Verizon interconnection agreements expired in May and June 2001 for Washington and Oregon, respectively. We are currently negotiating agreements with PacBell and Verizon. The existing terms of the interconnection agreements remain in place during the negotiations. As a result of recent FCC mandates, we do not anticipate that renewal of the interconnection agreements will be at terms as favorable to ELI as in the past.

Long distance services revenue decreased $4.0 million, or 25%, in 2001 and $10.4 million, or 39%, in 2000. Long distance services include retail long distance, wholesale long distance and prepaid services.

     Retail long distance decreased $0.6 million, or 7%, in 2001 and increased $2.3 million, or 35%, in 2000. The 2001 decrease is primarily due to a decrease in average rates per minute of 6%, partially offset by a 1% increase in average monthly minutes processed. The increase in 2000 over 1999 is due to an increase in average monthly minutes processed of 3.1 million, or 47% partially offset by lower average rates per minute.

     Wholesale long distance decreased $2.4 million, or 39%, in 2001 and increased $0.1 million, or 2%, in 2000. The decrease in 2001 is primarily due to a decrease in average monthly minutes processed of 4.8 million, or 28%, as a result of less wholesale long-distance customers. We intend to focus on higher-margin retail long-distance customers. A decrease of 16% in the average rate per minute also contributed to the decrease in 2001. The increase in 2000 is due to an increase in average monthly minutes processed of 0.9 million, or 6% partially offset by lower average rates per minute.

     Prepaid services revenue decreased $1.0 million, or 99%, in 2001 and $12.8 million, or 93%, in 2000. The decreases are attributable to our decision to exit the prepaid services market in the third quarter of 1999.

Data services include Internet, RSVP and other services. Data services revenue decreased $11.9 million, or 23%, in 2001 primarily due to loss of a contract with a significant customer. Data services revenue increased $22.1 million, or 75%, in 2000 primarily due to revenue from the 18-month contract.

                                   GAS REVENUE

($ in thousands)                  2001                    2000            1999
                         ----------------------  ----------------------  ----------
                           Amount      % Change    Amount      % Change   Amount
                         ------------ ---------  -----------  ---------  ----------
 Gas revenue             $ 411,534       10%      $ 374,751      22%     $ 306,986

Gas revenue increased $36.8 million, or 10%, in 2001 primarily due to higher purchased gas costs passed on to customers and increased consumption partially offset by decreased revenue due to the sale of our Louisiana and Colorado gas operations. Included in gas revenue for 2001, 2000 and 1999 is approximately $218.8 million, $232.3 million and $175.4 million, respectively, of revenue from our Louisiana and Colorado gas operations that will not continue since the sales closed July 2, 2001 and November 30, 2001, respectively. Gas revenue increased $67.8 million, or 22%, in 2000 primarily due to higher purchased gas costs passed on to customers partially offset by a $27 million settlement of a proceeding with the Louisiana Public Service Commission during the fourth quarter of 2000. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers.

                                ELECTRIC REVENUE

($ in thousands)                  2001                  2000              1999
                        ----------------------  ----------------------  ----------
                          Amount      % Change    Amount      % Change   Amount
                        ------------ ---------  -------------  -------  ----------
Electric revenue         $ 228,015       2%     $ 223,072         9%    $ 203,822


Electric revenue increased $4.9 million, or 2%, in 2001 primarily due to customer growth and increased consumption due to warmer weather conditions. Electric revenue increased $19.3 million, or 9%, in 2000, primarily due to higher supplier prices passed on to customers and increased consumption. Under tariff provisions, increases in our costs of electric energy and fuel oil purchased are largely passed on to customers.


                                COST OF SERVICES

($ in thousands)                               2001                 2000               1999
                                     ----------------------  ----------------------  ----------
                                       Amount      % Change    Amount      % Change   Amount
                                     ------------ ---------  -------------  -------  ----------
Gas purchased                          $ 282,061       23%    $ 229,538        50%   $ 152,667
Electric energy and fuel oil
   purchased                             123,223        8%      113,965        16%      98,533
Network access                           197,018       40%      141,165        -5%     148,798
Intersegment expense*                     (2,924)      -2%       (2,995)        6%      (2,817)
                                     ------------            -----------             ----------
                                       $ 599,378       24%    $ 481,673        21%   $ 397,181
                                     ============            ===========             ==========

* Intersegment expenses represented expenses incurred by our ILEC operations related to network services provided by ELI.

Gas purchased increased $52.5 million, or 23%, in 2001 primarily due to higher purchased gas costs partially offset by decreased gas purchased due to the sale of our Louisiana and Colorado gas operations. Included in gas purchased for 2001, 2000 and 1999 is approximately $173.3 million, $151.4 million and $94.3 million, respectively, of gas purchased by our Louisiana and Colorado gas operations that will not continue since the sales closed July 2, 2001 and November 30, 2001, respectively. Gas purchased increased $76.9 million, or 50%, in 2000 primarily due to higher purchased gas costs. Under tariff provisions, increases in our costs of gas purchased are largely passed on to customers.

Electric energy and fuel oil purchased increased $9.3 million, or 8%, in 2001 primarily due to higher purchased power prices, customer growth and increased consumption due to warmer weather conditions. Electric energy and fuel oil purchased increased $15.4 million, or 16%, in 2000 primarily due to higher supplier prices and increased consumption. Under tariff provisions, increases in our costs of electric energy and fuel oil purchased are largely passed on to customers. Gas, electric energy and fuel oil purchased excludes amounts deferred for future recovery in rates.

During the past two years, the power supply costs have fluctuated substantially forcing companies in some cases to pay higher operating costs to operate their electric businesses. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $100 million through December 31, 2001 have been incurred. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that this amount, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. We anticipate a determination regarding recovery to be made in 2002.

On July 16, 2001,  we  terminated  our  existing  contract  with Arizona  Public
Service and entered into a new seven-year purchase power agreement. This agreement allows us to purchase all power required for operations at a fixed rate per kilowatt hour. This agreement is retroactive to June 1, 2001 and will mitigate further increases in the deferred power cost account.

Network access expenses increased $55.9 million, or 40%, in 2001 primarily due to the impact of the Acquisitions, increased circuit expense associated with additional data product introductions and an Internet remote call forwarding adjustment partially offset by a reduction in long distance access expense related to rate changes in the ILEC sector and reduced network access expenses at ELI. Network access expense decreased $7.6 million, or 5%, in 2000 primarily due to a reduction in costs related to the 2000 exit of ELI's prepaid services business, partially offset by increased costs related to increased revenue growth and network expansion at ELI.

                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)                     2001                  2000               1999
                            ----------------------  ----------------------  ----------
                              Amount      % Change    Amount      % Change   Amount
                            ------------ ---------  -------------  -------  ----------
Depreciation expense          $ 488,424       32%    $ 369,930        20%   $ 307,428
Amortization expense            143,912      714%       17,677       541%       2,757
                            ------------            -----------             ----------
                              $ 632,336       63%    $ 387,607        25%   $ 310,185
                            ============            ===========             ==========

Depreciation expense increased $118.5 million, or 32%, in 2001 primarily due to the impact of the Acquisitions of $119.1 million and $22.0 million of accelerated depreciation related to the change in useful lives of our accounting and human resource systems and our Plano, Texas office building, furniture and fixtures as a result of our restructuring. The accelerated depreciation will continue over the next six months. The incremental increase to depreciation is estimated to be $11.9 million and $.9 million for the first quarter of 2002 and second quarter of 2002, respectively. Higher property, plant and equipment balances in the telecommunications and ELI sectors also contributed to the increase. The increases were partially offset by decreased depreciation expense related to our classifying our gas and electric sectors as "assets held for sale" which requires us to cease depreciating these assets. Such depreciation expense would have been an additional $50.8 million for the year ended December 31, 2001. The increase is also offset by $17.4 million in the prior year period of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector.

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

Amortization expense increased $126.2 million, or 714%, in 2001 and $14.9 million, or 541%, in 2000 primarily due to amortization of intangibles related to the Acquisitions of $125.6 million and $13.6 million, respectively.

                            OTHER OPERATING EXPENSES

($ in thousands)                              2001                  2000               1999
                                     ----------------------  ----------------------  ----------
                                       Amount      % Change    Amount      % Change   Amount
                                     ------------ ---------  -------------  -------  ----------
Operating expenses                     $ 724,074       21%    $ 597,274        -7%   $ 642,300
Taxes other than income taxes            109,478        9%      100,101        -2%     102,357
Sales and marketing                       96,778       30%       74,622        15%      64,645
                                     ------------            -----------             ----------
                                       $ 930,330       21%    $ 771,997        -5%   $ 809,302
                                     ============            ===========             ==========

Operating expenses increased $126.8 million, or 21%, in 2001 primarily due to the impact of the Acquisitions. The increase was partially offset by decreased operating expenses at ELI primarily due to a reduction in personnel, decreased operating expenses in the gas sector primarily due to the sale of the Louisiana and Colorado gas operations and a decrease in compensation expense related to variable stock plans. A $1.00 change in our stock price can impact compensation expense by $1.0 million annually.

Operating expenses decreased $45.0 million, or 7%, in 2000 primarily due to the following items which were incurred in 1999: asset impairment charges of $36.1 million related to the discontinuation of the development of certain operational systems and certain regulatory assets deemed to be no longer recoverable, Y2K expenses of $17.3 million, restructuring charges related to our corporate office of $5.2 million, costs associated with an executive retirement agreement of $6.0 million and separation costs of $4.6 million. The 2000 amount also decreased due to $5.1 million of various expense reductions in the ILEC sector resulting from outsourcing and productivity enhancements. The decreases were partially offset by $15.1 million of increased operating expenses in 2000 related to the Acquisitions, increased operating costs of $11.0 million at ELI to support the expanded delivery of services and legal fees in the gas sector of $2.7 million associated with the settlement of a proceeding with the Louisiana Public Service Commission during the fourth quarter of 2000.

Taxes other than income increased $9.4 million, or 9%, in 2001 primarily due to the impact of the Acquisitions. Taxes other than income taxes decreased $2.3 million, or 2%, in 2000 primarily due to decreased payroll taxes resulting from a reduction in headcount in the gas and electric sectors, a payroll tax adjustment in the gas sector in 2000 and a reduction in property taxes.

Sales and marketing expenses increased $22.2 million, or 30%, in 2001 primarily due to the impact of the Acquisitions and increased telemarketing costs in the telecommunications sector. Sales and marketing expenses increased $10.0 million, or 15%, in 2000 primarily due to the impact of the Acquisitions and increased costs associated with new product offerings in the ILEC sector partially offset by headcount reductions resulting from exiting ELI's prepaid services business in 1999.

      WRITE-DOWN OF GLOBAL CROSSING RECEIVABLES / RESTRUCTURING EXPENSES /
                        ACQUISITION ASSIMILATION EXPENSE

($ in thousands)                        2001        2000        1999
                                     ------------ ---------  -----------
                                       Amount      Amount      Amount
                                     ------------ ---------  -----------
Write-down of Global receivables       $ 21,200    $      -    $      -
Restructuring expenses                 $ 19,327    $   (649)   $  7,292
Acquisition assimilation expense       $ 21,380    $ 39,929    $  3,916

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. The write-down of the net realizable value of Global Crossing receivables of $21.2 million for the year ended December 31, 2001 is a result of Global's filing for bankruptcy. We are integrating the Frontier acquisition from Global and have ongoing commercial relationships with Global affiliates. We will reserve a total of $30 million of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002. We recorded a write down of such receivables in the amount of $21.2 million in the fourth quarter of 2001, with the remainder recorded in the first quarter of 2002 for receivables generated after December 31, 2001 and prior to the Global bankruptcy filing on January 28, 2002. Prior to the date of filing we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. These arrangements have continued after the bankruptcy filing. The receivables that were outstanding at the date of Global's bankruptcy filings are subject to potential setoff rights and will be treated as any other general creditor through the bankruptcy process, including through a potential chapter 11 plan of reorganization. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to the company although we cannot guarantee that such losses will not occur.

Restructuring expenses of $19.3 million for the year ended December 31, 2001 are primarily related to our plan to close our operations support center in Plano, Texas by April 2002 and our Sacramento, California call center by March 2002 and ELI's decision to exit certain long haul markets. These restructurings are a result of our evaluation of our facilities to take advantage of operational and functional synergies.

     Plano Restructuring
     In the second quarter of 2001, we approved a plan to close our operations support center in Plano, Texas by April 2002. In connection with this plan, we recorded a pre-tax charge of $14.5 million in other operating expenses in 2001. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring resulted in the reduction of 750 employees. We communicated with all affected employees during July 2001. Certain employees will be relocated, others have been offered severance, job training and/or outplacement counseling. As of December 31, 2001, approximately $1.7 million was paid and 161 employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through December 31, 2001, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $1.4 million through the second quarter of 2002.

     Sacramento Call Center Restructuring
     In the fourth quarter of 2001, we approved a plan to close our Sacramento Customer Care Center by the end of March 2002. In connection with this plan, we recorded a pre-tax charge of approximately $0.7 million in restructuring expenses in the fourth quarter of 2001. We will redirect the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 94 employees. We communicated with all affected employees during November 2001. These costs are expected to be paid in the first quarter 2002.

     ELI Restructuring
     In the first half of 2002, ELI intends to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI intends to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It is anticipated that this will lead to $4.2 million of termination fees which have been accrued for but not paid for the year ended December 31, 2001.

Restructuring expenses of $7.3 million for the year ended December 31, 1999 were related to our plan to restructure our corporate office activities of $5.8 million and exit costs at ELI of $1.5 million. In connection with the corporate office plan, we recorded a pre-tax charge of $5.8 million in restructuring expenses in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999. As of December 31, 2001, approximately $4.4 million has been paid, 42 employees were terminated and 6 employees who were expected to be terminated took other positions within the company. The remaining employee was terminated in January 2002. At December 31, 2001 and 2000, we adjusted our original accrual down by $.1 million and $1.0 million, respectively, and the remaining accrual of $.2 million is included in other current liabilities at December 31, 2001. These costs will be paid in the first quarter 2002.

In the third quarter of 1999, ELI announced two strategic decisions that led to $1.5 million in exit costs. On August 24, 1999, ELI announced that it was eliminating its prepaid calling card and videoconferencing products, effective November 1, 1999. This initiative was taken as a result of ELI's decision to focus on its core business strategy. Prepaid calling cards are a high-volume, low-margin product that ELI determined did not support its strategy of accelerating profitability. On September 1, 1999, ELI announced that it was consolidating its national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. ELI has maintained all of its data points-of-presence and wholesale sale offices. As a result of both of these decisions, ELI eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs. As of December 31, 2000, all costs associated with this decision were paid and no accrual remained.

Acquisition assimilation expense of $21.4 million and $39.9 million, in 2001 and 2000, respectively, is related to the completed acquisitions. These expenses represent incremental costs incurred by us in advance of the respective acquisitions which are solely related to preparation for businesses to be acquired and have no relationship with then existing operations, and as a result, have no revenue offset. Costs incurred during 2001 and 2000 were significant due to the unprecedented level of acquisitions. Material components of acquisition expenses include incremental pre-staffing and training costs incurred in anticipation of acquisitions, incremental costs associated with the integration of the acquired networks into our existing networks and network operating center, and costs associated with the preparation for the conversion of billing, accounting and plant records.

                             INCOME FROM OPERATIONS

($ in thousands)                     2001                  2000              1999
                           ----------------------  ----------------------  ----------
                             Amount      % Change    Amount      % Change   Amount
                           ------------ ---------  -------------  -------  ----------
Income from operations      $ 233,042       91%     $ 121,801       73%    $ 70,360


Income from operations increased $111.2 million, or 91%, in 2001 primarily due to the impact of the Acquisitions and decreased depreciation expense related to our classifying our gas and electric sectors as "assets held for sale" which requires us to cease depreciating these assets. Such depreciation expense would have been an additional $50.8 million for the year ended December 31, 2001. The increase was partially offset by the write-down of our Global Crossing receivables, restructuring expenses and increased ELI losses. Included in operating income is approximately $10.4 million and $21.1 million of operating income for the years ended December 31, 2001 and 2000, respectively, from our Louisiana and Colorado gas operations that will not continue since the sales closed on July 2, 2001 and November 30, 2001, respectively. Income from operations increased $51.4 million, or 73%, in 2000 primarily due to the Acquisitions, decreased ELI operating losses and decreased operating expenses, partially offset by increased acquisition assimilation expense, the settlement of a proceeding with the Louisiana Public Service Commission and increased depreciation expense. Income from operations for 1999 included a $10.4 million USF settlement.


     INVESTMENT INCOME (LOSS), NET/OTHER LOSS, NET/GAIN ON SALE OF ASSETS /
         MINORITY INTEREST/INTEREST EXPENSE/INCOME TAX EXPENSE (BENEFIT)

($ in thousands)                        2001                    2000                   1999
                                     ----------------------  ----------------------  ----------
                                       Amount      % Change    Amount      % Change   Amount
                                     ------------ ---------  -------------  -------  ----------
Investment income (loss), net          $ (62,408)   -1418%    $   4,736       -98%    $ 243,885
Other loss, net                        $  (3,133)     126%    $  (1,386)    -1475%    $     (88)
Gain on sale of assets                 $ 139,304      100%    $       -         -     $       -
Minority interest                      $       -     -100%    $  12,222       -47%    $  23,227
Interest expense                       $(379,326)     102%    $(187,366)       57%    $(119,675)
Income tax expense (benefit)           $ (14,805)      -8%    $ (16,132)     -122%    $  74,900

Investment income decreased $67.1 million in 2001 primarily due to the recognition of a $79.0 million loss resulting from a decline in value of our Adelphia investment. The decrease was partially offset by increased income from higher money market balances resulting from the temporary investment of proceeds from debt issuances. Investment income decreased $239.1 million, or 98%, in 2000 primarily due to the $69.5 million gain on the sale of our investment in Centennial Cellular Corp. in January 1999, the $67.6 million gain on the sale of our investment in Century Communication Corp. in October 1999 and the $83.9 million gain on the sale of our investment in the cable joint venture in October 1999. The remaining decrease is primarily due to realized losses of $18.3 million on sales of available for sale securities to partially fund acquisitions.

Other loss, net increased $1.7 million, or 126%, in 2001 primarily due to a decrease in miscellaneous income and the allowance for funds used during construction (AFUDC). Other loss, net decreased $1.3 million, or 1,475%, in 2000 primarily due to a decrease in AFUDC resulting from our conclusion in the third quarter of 2001 that SFAS 71 was no longer applicable to our ILEC businesses (see "Discontinuation of SFAS 71").

Gain on sale of assets for the year ended December 31, 2001 represents the gain recognized from the sale of our Louisiana gas operations to Atmos Energy Corporation on July 2, 2001.

Minority interest represents the minority's share of ELI's net loss. Since ELI's public offering, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are reflecting ELI's entire loss in our consolidated results.

Interest expense increased $192.0 million, or 102%, in 2001 primarily due to $94.4 million of interest expense on our $1.75 billion of notes issued in May 2001, $52.3 million of interest expense on our $1.75 billion of notes issued in August 2001, $16.6 million of interest expense on our equity units issued in June, $15.9 million of increased interest expense on our lines of credit, $8.3 million of increased amortization of debt discount expense and a $6.5 million increase in amortization of costs associated with our committed bank credit facilities. During the year ended December 31, 2001, we had average long-term debt outstanding of $4.5 billion compared to $2.6 billion during the year ended December 31, 2000. Our composite average borrowing rate paid for the year ended December 31, 2001 as compared with the year ended December 31, 2000 was 49 basis points higher, increasing from 6.85% to 7.34%, due to the impact of higher interest rates on our new borrowings.

Interest expense increased $67.7 million, or 57%, in 2000 primarily due to a $24.8 million increase in ELI's interest expense related to increased borrowings and higher interest rates, $17.8 million increase due to an increase in our commercial paper outstanding used to partially and temporarily fund acquisitions and $14.9 million for amortization of costs associated with our committed bank credit facilities. A reduction in capitalized interest of $4.0 million due to lower average capital work in process balances at ELI also contributed to the increase. During the year ended December 31, 2000, we had average long-term debt outstanding of $2.6 billion compared to $2.0 billion during the year ended December 31, 1999.

Income tax expense (benefit) decreased $1.3 million, or 8%, in 2001 primarily due to changes in taxable income (loss) and the write-off of regulatory assets related to our sale of our Louisiana gas operations. The estimated annual effective tax rate for 2001 is 20.4% as compared with an effective tax rate of 32.3% for 2000. Income tax expense (benefit) decreased $91.0 million, or 122%, in 2000 as compared to 1999 primarily due to changes in taxable income and taxes on the gains on the sales of our investments in 1999. The estimated annual effective tax benefit rate for 2000 was 32.3% as compared with an effective tax rate of 34.4% for 1999.

                             DISCONTINUED OPERATIONS

($ in thousands)         2001                    2000                   1999
                      ----------------------  ----------------------  ----------
                        Amount      % Change    Amount      % Change   Amount
                      ------------ ---------  -------------  -------  ----------
Revenue                 $ 116,868       11%    $ 105,202         3%   $ 102,408
Operating income        $  37,211       36%    $  27,415        38%   $  19,887
Net income              $  17,875       53%    $  11,677        48%   $   7,887

Discontinued operations represents the operations of our water/wastewater businesses sold in January 2002.

Revenue from discontinued operations increased $11.7 million, or 11%, in 2001 and $2.8 million, or 3%, in 2000 primarily due to increased consumption and customer growth. The 2001 increase is also due to new water sales related to the completion of a multi-year $50 million water pipeline project in Illinois in March 2001. This increase of revenue was approximately $8 million.

Operating income from discontinued operations increased $9.8 million, or 36%, in 2001 primarily due to customer growth and the completion of a water pipeline project in Illinois in March 2001. Operating income from discontinued operations increased $7.5 million, or 38%, in 2000 primarily due to increased revenue, decreased Y2K expenses, decreased corporate overhead charges and lower payroll costs due to a reduction in the staffing levels of support functions, partially offset by increased depreciation expense due to increased property, plant and equipment.

Net income from discontinued operations increased $6.2 million, or 53%, in 2001 and $3.8 million, or 48%, in 2000, primarily due to the respective changes in operating income net of income taxes.

                              EXTRAORDINARY EXPENSE

($ in thousands)                                 2001                    2000            1999
                                       ----------------------  ----------------------  ----------
                                         Amount      % Change    Amount      % Change   Amount
                                       ------------ ---------  -------------  -------  ----------
Extraordinary expense - discontinuation
of Statement of Financial Accounting
Standards No. 71, net of tax            $ 43,631       100%        $ -           -        $ -

Extraordinary expense - discontinuation of Statement of Financial Accounting Standards No. 71, net of tax, of $43.6 million for the year ended December 31, 2001, relates to the write off of regulatory assets and liabilities previously recognized under SFAS 71. Deregulation of most of our local exchange telephone properties required us to cease application of SFAS 71 in the third quarter, resulting in a non-cash extraordinary charge of $43.6 million, net of tax, in our income statement. See discussion in Note 20 of the financial statements.

               NET INCOME (LOSS) / AVAILABLE TO COMMON SHAREHOLDERS
                AVAILABLE TO COMMON SHAREHOLDERS PER COMMON SHARE

($ in thousands)                                       2001                    2000             1999
                                              ----------------------  ----------------------  ----------
                                                Amount      % Change    Amount      % Change   Amount
                                              ------------ ---------  -----------  ---------  ----------
Net income (loss)                             $  (89,682)     -216%   $ (28,394)     -120%   $ 144,486
Carrying cost of equity forward contracts         13,650       N/A            -        N/A           -
                                              ------------            -----------             ----------
Available to common shareholders              $ (103,332)     -264%   $ (28,394)     -120%   $ 144,486
                                              ============            ===========             ==========

Available to common shareholders per
  common share                                $ (0.38)        -245%   $   (0.11)     -120%   $    0.56


Net income and net income per share for 2001 were impacted by the following after-tax items: the gain from the sale of our Louisiana gas operations of $86.0 million, or 31(cent) per share, the recognition of a loss resulting from the decline in value of our Adelphia investment of $48.8 million, or 18(cent) per share, extraordinary expense of $43.6 million, or 16(cent) per share, the write-down of our Global receivables of $13.1 million, or 5(cent) per share, and restructuring charges of $11.9 million, or 4(cent) per share. Increased interest expense also contributed to the decrease in net income as compared to the prior year.

Net loss and net loss per share for 2000 were impacted by the following after tax-items: assimilation expenses of $24.6 million, or 9(cent) per share, the settlement of a proceeding with the Louisiana Public Service Commission of $18.4 million, or 7(cent) per share, accelerated depreciation to change the useful life of an operating system in the ILEC sector of $7.8 million, or 3(cent) per share, and the impact of the acquisitions of $6.9 million, or 3(cent) per share.

Net income and net income per share for 1999 were impacted by the following after-tax items: gains on the sales of investments of $136.4 million, or 52(cent) per share, asset impairment charges of $22.3 million, or 9(cent) per share, an executive retirement agreement of $4.1 million, or 2(cent) per share, restructuring charges of $3.6 million, or 1(cent) per share, separation costs of $3.1 million, or 1(cent) per share, accelerated depreciation of $3 million, or 1(cent) per share, and pre-acquisition integration costs of $2.4 million, or 1(cent) per share. 1999 net income and net income per share were also impacted by after-tax net losses from ELI of $54.1 million, or 21(cent) per share and after-tax Y2K costs of $12.2 million, or 5(cent) per share.

During 2000, we entered into an equity forward contract for the acquisition of 9,140,000 shares as part of our share repurchase programs. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. We were required to report the accrued carrying costs as a reduction of net income available to common shareholders. In 2001 we settled the contract by paying the redemption amount of $150,013,000 plus $13,650,000 in associated carrying costs.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates and variable rate debt is refinanced when advantageous. Consequently, we have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2001, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

On December 17, 2001, we entered into two interest rate swap agreements with a subsidiary of Morgan Stanley Dean Witter, each agreement covering a notional amount of $50 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004 and are being accounted for under SFAS 133 as fair value hedges against our 6.375% notes due August 15, 2004.

Sensitivity analysis of interest rate exposure
At December 31, 2001, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $6,030.4 million, based on our overall weighted average rate of 7.68% and our overall weighted maturity of approximately 10 years. The weighted average maturity applicable to our obligations has decreased by two years since December 31, 2000. The overall weighted average interest rate applicable to our obligations has increased by approximately 73 basis points since December 31, 2000. A hypothetical increase of 77 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $297.2 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies.

Sensitivity analysis of equity price exposure

At December 31, 2001, the fair value of the equity portion of our investment portfolio was estimated to be $139.2 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $13.9 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement with the public utility commission that determines the price that we will charge to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. At December 31, 2001, we do not have any gas future contracts.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of December 31, 2001. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The following documents are filed as part of this Report:

               1. Financial Statements, See Index on page F-1.

               2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ----------------------------------------------------------------
          Financial Disclosure
          --------------------


None

                                    PART III
                                    --------

We intend to file with the Commission a definitive proxy statement for the 2002 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after December 31, 2001. The information called for by this Part III is incorporated by reference to that proxy statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)      The exhibits listed below are filed as part of this Report:

Exhibit
  No.          Description
-------        -----------
3.200.1        Restated Certificate of Incorporation of Citizens Communications
               Company, as restated May 19, 2000 (incorporated by reference to Exhibit 3.200.1 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000, File No. 001-11001).
3.200.2        By-laws of Citizens Communications Company, with all amendments to July 18, 2000 (incorporated by reference to Exhibit 3.200.2 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2000, File No. 001-11001).
4.100.1        Certificate of Trust of Citizens Communications Trust dated as of
               April 27, 2001, (incorporated by reference to Exhibit 4.5 of the
               Registrant's Amendment No.1 to Form S-3 filed May 7, 2001
               (Registration No. 333-58044)
4.100.2        Trust Agreement of Citizens Capital Trust I, dated as of April
               27, 2001 (incorporated by reference to Exhibit 4.6 of the Registrant's Amendment No.1 to Form S-3 filed May 7, 2001
               (Registration No. 333-58044)
4.100.3        Form of 2006 Note, (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on May 24,
               2001, File No. 001-11001)
4.100.4        Form of 2011 Note, (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on May 24,
               2001, File No. 001-11001)
4.100.5        Warrant Agreement, dated as of June 19, 2001, between Citizens
               Communications Company and The Chase Manhattan Bank, as Warrant
               Agent, (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 24, 2001,
               File No. 001-11001)
4.100.6        Form of Senior Note due 2006, (incorporated by reference to
               Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001)
4.100.7        Form of Equity Unit (included in the Warrant Agreement
               incorporated by reference to Exhibit 4.1 of the Registrant's
               Current Report on Form 8-K filed on June 21, 2001, File No.
               001-11001)
4.100.8        Form of Treasury Equity Unit (included in the Warrant Agreement incorporated by reference to Exhibit 4.1 of the Registrant's
               Current Report on Form 8-K filed on June 21, 2001, File No.
               001-11001)
4.100.9        Form of Senior Note due 2004, due 2008 and due 2031,
               (incorporated by reference to Exhibit 4.1 of the Registrant's
               Current Report on Form 8-K filed on August 22, 2001, File No.
               001-11001)
4.200.2        First Supplemental Indenture dated as of January 15, 1996, between Citizens Utilities Company and Chemical Bank, as indenture trustee (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996,
               File No. 001-11001).

4.200.3 5% Convertible Subordinated Debenture due 2036 (contained as Exhibit A to Exhibit 4.200.2), (incorporated by reference to
               Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.4 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust (incorporated by reference to
               Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.5 Convertible Preferred Security Certificate (contained as Exhibit A-1 to Exhibit 4.200.4), (incorporated by reference to Exhibit
               4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.6 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P. (incorporated by reference to Exhibit 4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.7 Partnership Preferred Security Certificate (contained as Annex A to Exhibit 4.200.6), (incorporated by reference to Exhibit
               4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.8 Convertible Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee (incorporated by reference to Exhibit
               4.200.8 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.9 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee (incorporated by reference to Exhibit
               4.200.9 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.10 Letter of Representations, dated January 18, 1996, from Citizens Utilities Company and Chemical Bank, as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC (incorporated by reference to Exhibit 4.200.10 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.300 Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.300.1 First Supplemental Indenture, dated August 15, 1991 (incorporated by reference to Exhibit 4.100.2 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.300.2 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
4.300.3 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File No. 001-11001).
4.300.4 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).
4.300.5 Fifth Supplemental Indenture, dated as of June 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.6 Sixth Supplemental Indenture, dated as of October 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.7 Seventh Supplemental Indenture, dated as of June 1, 1996 (incorporated by reference to Exhibit 4.100.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.300.8 Eighth Supplemental Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.400 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as trustee, (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001)
4.400.1 First Supplemental Indenture to Senior Indenture, dated as of May 23, 2001, (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001)
4.400.2 Second Supplemental Indenture, dated as of June 19, 2001, to Senior Indenture, dated as of May 23, 2001, (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001)

4.400.3 Pledge Agreement, dated as of June 19, 2001, among Citizens Communications Company and The Bank of New York, as Collateral Agent, Securities Intermediary and Custodial Agent and The Chase Manhattan Bank, as Warrant Agent, (incorporated by reference to
               Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.4 Remarketing Agreement dated June 19, 2001, among Citizens Communications Company, Morgan Stanley & Co. Incorporated, as Remarketing Agent, and The Chase Manhattan Bank, as Warrant Agent and attorney-in-fact for the Holders of the Equity Units, (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001)
4.400.5 Indenture, dated as of August 16, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as Trustee, (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001)
10.5 Participation Agreement between ELI, Shawmut Bank Connecticut, National Association, the Certificate Purchasers named therein, the Lenders named therein, BA Leasing & Capital Corporation and Citizens Utilities Company dated as of April 28, 1995, and the related operating documents (incorporated by reference to
               Exhibit 10.5 of ELI's Registration Statement on Form S-1 effective on November 21, 1997, File No. 333-35227).
10.6 Deferred Compensation Plans for Directors, dated November 26, 1984 and December 10, 1984 (incorporated by reference to Exhibit
               10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984, File No. 001-11001).
10.6.2 Non-Employee Directors' Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997 (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 4, 1995 and Exhibit A to the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.16.1 Employment Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996 (incorporated by reference to Exhibit 10.16.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, File No. 001-11001).
10.16.2 Employment Agreement between Citizens Communications Company and Leonard Tow, effective October 1, 2000.
10.16.3 Letter agreement, dated as of October 1, 2000, amending the employment agreement, effective October 1, 2000, between Citizens Communications Company and Leonard Tow (incorporated by reference to Exhibit 10 of the Registrants' Forms S-4/A filed February 4, 2002, Registration No. 333-69740)
10.17          1992 Employee Stock Purchase Plan  (incorporated by reference to
               Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 001-11001).
10.18 Amendments dated May 21, 1993 and May 5, 1997, to the 1992 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Proxy Statement dated March 31, 1993 and the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.19 Citizens Executive Deferred Savings Plan dated January 1, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.20 Citizens Incentive Plan restated as of March 21, 2000 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.23 Credit Facility Agreement between Citizens Communications Company and Chase Manhattan Bank dated October 27, 2000 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11001).
10.24.1 Indenture from ELI to Citibank, N.A., dated April 15, 1999, with respect to ELI's 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.1 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.2 First Supplemental Indenture from ELI, Citizens Utilities Company and Citizens Newco Company to Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.2 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.24.3 Form of ELI's 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.3 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.25 Asset Purchase Agreements between Citizens Utilities Company and GTE Corporation dated May 27 and September 21, 1999 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).

10.26          Asset Purchase  Agreements  between Citizens  Utilities Company and US West Communications, Inc. dated June 16, 1999
               (incorporated  by reference to Exhibit 10.26 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1999,
               File No. 001-11001).
10.27          Asset Purchase Agreements between Citizens Utilities Company and
               American Water Works dated October 15, 1999 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1999, File No.
               001-11001).
10.28          Asset Purchase Agreement between Citizens Utilities Company and
               GTE Incorporated dated December 16, 1999 (incorporated by
               reference to Exhibit 10.28 to the Registrant's Quarterly Report
               on Form 10-Q for the three months ended March 31, 2000, File No.
               001-11001).
10.31          Asset  Purchase  Agreement  between  Citizens  Utilities  Company and Atmos Energy Corporation dated April 13, 2000(incorporated by reference to Exhibit  10.31 to the  Registrant's  Quarterly
               Report on Form 10-Q for the six months ended June 30, 2000, File
               No. 001-11001).
10.32          Stock Purchase  Agreement  among Citizens Communications Company,
               Global  Crossing Ltd. and Global  Crossing North  America,  Inc.
               dated July 11, 2000  (incorporated by reference to Exhibit 10.32 to the Registrant's  Quarterly Report on Form 10-Q for the nine months ended September 30, 2000, File No. 001-11001).
10.33          2000 Equity Incentive Plan dated May 18, 2000 (incorporated by reference to Exhibit 10.33 to the Registrant's  Annual Report on
               Form 10-K for the year ended December 31, 2000, File No.
               001-11001).
10.35          Intercompany Agreement between Citizens Communications Company and Electric Lightwave,  Inc. dated September 11, 2000
               (incorporated  by reference  to Exhibit  10.28 of ELI's  Annual
               Report on Form 10-K for the year ended  December 31,  2000, File
               No. 0-23393).
10.36          Loan  Agreement  between  Citizens  Communications  Company  and
               Electric  Lightwave,  Inc.  dated  October 30, 2000 (incorporated by reference  to Exhibit  10.29 of ELI's  Annual  Report on Form
               10-K for the year ended  December 31,  2000, File No. 0-23393).
10.37          Citizens  401(K)  Savings  Plan effective  as of January  1, 1997 reflecting  amendments made  through  April 2001 (incorporated by reference to Exhibit 10.37 to the Registrant's  Quarterly  Report
               on Form 10-Q for the six months ended June 30, 2001, File No.
               001-11001).
10.38          Competitive  Advance and Revolving Credit Facility Agreement for
               $680,000,000 dated October 24, 2001 (incorporated by reference to
               Exhibit 10.38 to the Registrant's  Quarterly Report on Form 10-Q
               for the nine months ended September 30, 2001, File No.
               001-11001).
10.39          Loan Agreement between Citizens Communications  Company and Rural
               Telephone  Finance Cooperative for $200,000,000 dated October 24,
               2001 (incorporated by reference to Exhibit 10.39 to the
               Registrant's  Quarterly Report on Form 10-Q for the nine months ended September 30, 2001, File No. 001-11001).
12             Computation  of  ratio of  earnings  to  fixed  charges  (this item is included herein for the sole purpose of incorporation by reference).
21             Subsidiaries of the Registrant
23             Auditors' Consent

Exhibits 10.6, 10.6.2,  10.16.1,  10.16.2,  10.16.3, 10.17, 10.18, 10.19, 10.20,
and 10.33 are management contracts or compensatory plans or arrangements.

We agree to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes;copies of separate loan agreements and indentures governing various Industrial Development Revenue Bonds; copies of documents relating to indebtedness of subsidiaries acquired during 1996, 1997 and 1998, and copies of the credit agreement between Electric Lightwave, Inc. and Citibank, N. A. dated November 21, 1997. We agree to furnish to the Commission upon request copies of schedules and exhibits to items 10.25, 10.26, 10.27, 10.28, 10.30, 10.31, and 10.32.

(b)       Reports on Form 8-K:

          We filed on Form 8-K on November 13, 2001 under Item 7 "Financial Statements, Exhibits," a press release announcing earnings for the quarter and nine months ended September 30, 2001 and certain financial and operating data.

          We filed on Form 8-K/A on December 12, 2001, in respect of our Form 8-K filed on June 12, 2001, under Item 7 "Financial Statements, Exhibits," certain agreements related to our offering of equity units.

          We filed on Form 8-K on December 13, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits," pro forma financial information related to the Frontier business acquired, the Verizon acquisitions, the Qwest acquisition and the public utilities services dispositions for the period ended September 30, 2001 and the year ended December 31, 2000.

          We filed on Form 8-K/A on December 13, 2001, in respect of our Form 8-K filed September 17, 2001, under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits," revised pro forma financial information related to the Frontier business acquired, the Verizon acquisitions, the Qwest acquisition and the public utilities services dispositions for the period ended June 30, 2001 and the year ended December 31, 2000.

          We filed on Form 8-K on December 18, 2001 under Item 5 "Other Events" and Item 7 "Financial Statements, Exhibits," a press release announcing that pending agreements with Verizon Communications to acquire approximately 63,000 telephone access lines in Arizona and California had been terminated effective immediately.

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

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                              By: /s/ Leonard Tow
                                 ----------------
                                   Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
                  Chairman of Executive Committee and Director

                                 March 6, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2002.

               Signature                                           Title
               ---------                                           ------

      /s/ Robert J. Larson                          Vice President and Chief Accounting Officer
-----------------------------------------
          (Robert J. Larson)

      /s/ Norman I. Botwinik                        Director
-----------------------------------------
          (Norman I. Botwinik)

      /s/  Rudy J.  Graf                            Vice Chairman of the Board, President and Chief
-----------------------------------------           Operating Officer, and Director
           (Rudy J. Graf)

      /s/ Aaron I. Fleischman                       Member, Executive Committee and Director
-----------------------------------------
          (Aaron I. Fleischman)

      /s/ Stanley Harfenist                         Member, Executive Committee and Director
-----------------------------------------
          (Stanley Harfenist)

       /s/ Andrew N. Heine                          Director
-----------------------------------------
           (Andrew N. Heine)

       /s/ John L. Schroeder                        Director
-----------------------------------------
           (John L. Schroeder)

       /s/ Robert D. Siff                           Director
-----------------------------------------
           (Robert D. Siff)

       /s/ Scott N. Schneider                       Vice Chairman of the Board, Executive Vice President,
-----------------------------------------           Chairman of Citizens Capital Ventures and Director
         (Scott N. Schneider)

     /s/ Robert A. Stanger                          Member, Executive Committee and Director
-----------------------------------------
          (Robert A. Stanger)

      /s/ Edwin Tornberg                            Director
-----------------------------------------
          (Edwin Tornberg)

      /s/ Claire L. Tow                             Director
-----------------------------------------
          (Claire L. Tow)


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                Page
----                                                                                ----
Independent Auditors' Report                                                         F-2

Consolidated balance sheets as of December 31, 2001 and 2000                         F-3

Consolidated statements of income (loss) for the years ended
   December 31, 2001, 2000 and 1999                                                  F-4

Consolidated statements of shareholders' equity for the years ended
   December 31, 2001, 2000 and 1999                                                  F-5

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2001, 2000 and 1999                                                  F-5

Consolidated statements of cash flows for the years ended
   December 31, 2001, 2000 and 1999                                                  F-6

Notes to consolidated financial statements                                           F-7

Financial Statement Schedule:
    Independent Auditors' report on Schedule
    Schedule II - Valuation and Qualifying Accounts


                          Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income (loss), shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                  /S/KPMG LLP




New York, New York
March 6, 2002

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                ($ in thousands)


                                                                                                   2001          2000
                                                                                               -------------  ------------
ASSETS
Current assets:
   Cash                                                                                         $    57,667   $    31,223
   Accounts receivable, net                                                                         311,878       243,304
   Short-term investments                                                                           158,202        38,863
   Other current assets                                                                             150,573        52,545
   Assets held for sale                                                                           1,107,937     1,282,152
   Assets of discontinued operations                                                                746,791       717,602
                                                                                               -------------  ------------
     Total current assets                                                                         2,533,048     2,365,689

Property, plant and equipment, net                                                                4,512,038     3,520,712

Intangibles, net                                                                                  2,978,942       633,268
Investments                                                                                         141,208       214,359
Regulatory assets                                                                                         -        62,017
Other assets                                                                                        388,364       158,961
                                                                                               -------------  ------------
        Total assets                                                                            $10,553,600   $ 6,955,006
                                                                                               =============  ============

LIABILITIES AND EQUITY
Current liabilities:
   Long-term debt due within one year                                                           $   483,906   $   181,014
   Accounts payable                                                                                 239,676       171,002
   Income taxes accrued                                                                              96,901         3,429
   Other taxes accrued                                                                               33,637        31,135
   Interest accrued                                                                                 112,282        36,583
   Customer deposits                                                                                 18,246        18,683
   Other current liabilities                                                                        124,833        69,551
   Liabilities related to assets held for sale                                                      218,775       320,166
   Liabilities of discontinued operations                                                           238,738       212,499
                                                                                               -------------  ------------
     Total current liabilities                                                                    1,566,994     1,044,062

Deferred income taxes                                                                               429,544       451,312
Customer advances for construction and contributions in aid of construction                         172,918       205,604
Other liabilities                                                                                   241,846       108,321
Regulatory liabilities                                                                                    -        12,154
Equity units                                                                                        460,000             -
Long-term debt                                                                                    5,534,906     3,062,289
Equity forward contracts                                                                                  -       150,013
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                          201,250       201,250

Shareholders' equity:
   Common stock, $.25 par value (600,000,000 authorized shares; 281,289,000 and 262,661,000 outstanding and 292,840,000 and 265,768,000 issued at December 31, 2001 and 2000,
     respectively)                                                                                   73,210        66,442
   Additional paid-in capital                                                                     1,927,518     1,471,816
   Retained earnings                                                                                129,864       233,196
   Accumulated other comprehensive income                                                             4,907           418
   Treasury stock                                                                                  (189,357)      (51,871)
                                                                                               -------------  ------------
     Total shareholders' equity                                                                   1,946,142     1,720,001
                                                                                               -------------  ------------
        Total liabilities and shareholders' equity                                              $10,553,600   $ 6,955,006
                                                                                               =============  ============


* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                 ($ in thousands, except for per-share amounts)


                                                                                   2001            2000           1999
                                                                               --------------  -------------- --------------

Revenue                                                                           $2,456,993     $ 1,802,358    $ 1,598,236

Operating expenses:
     Cost of services                                                                599,378         481,673        397,181
     Depreciation and amortization                                                   632,336         387,607        310,185
     Other operating expenses                                                        930,330         771,997        809,302
     Write-down of Global Crossing receivables                                        21,200               -              -
     Restructuring expenses                                                           19,327            (649)         7,292
     Acquisition assimilation expense                                                 21,380          39,929          3,916
                                                                               --------------  -------------- --------------
Total operating expenses                                                           2,223,951       1,680,557      1,527,876
                                                                               --------------  -------------- --------------

Operating income                                                                     233,042         121,801         70,360

Investment income (loss), net                                                        (62,408)          4,736        243,885
Gain on sale of assets                                                               139,304               -              -
Minority interest                                                                          -          12,222         23,227
Other loss, net                                                                       (3,133)         (1,386)           (88)
Interest expense                                                                    (379,326)       (187,366)      (119,675)
                                                                               --------------  -------------- --------------
     Income (loss) from continuing operations before income taxes, dividends
       on convertible preferred securities and extraordinary expense                 (72,521)        (49,993)       217,709

Income tax expense (benefit)                                                         (14,805)        (16,132)        74,900
                                                                               --------------  -------------- --------------
     Income (loss) from continuing operations before dividends
       on convertible preferred securities and extraordinary expense                 (57,716)        (33,861)       142,809

Dividends on convertible preferred securities, net of income tax benefit               6,210           6,210          6,210
                                                                               --------------  -------------- --------------

     Income (loss) from continuing operations before extraordinary expense           (63,926)        (40,071)       136,599

Income from discontinued operations, net of tax                                       17,875          11,677          7,887
                                                                               --------------  -------------- --------------
     Income (loss) before extraordinary expense                                      (46,051)        (28,394)       144,486

Extraordinary expense - discontinuation of Statement of Financial
     Accounting Standards No. 71, net of tax                                          43,631               -              -
                                                                               --------------  -------------- --------------
     Net income (loss)                                                            $  (89,682)    $   (28,394)   $   144,486
                                                                               ==============  ============== ==============

Carrying cost of equity forward contracts                                             13,650               -              -
                                                                               --------------  -------------- --------------
     Available for common shareholders                                            $ (103,332)    $   (28,394)   $   144,486
                                                                               ==============  ============== ==============


Basic income (loss) per common share:
     Earnings (loss) from continuing operations                                   $    (0.28)    $     (0.15)   $      0.53
     Earnings from discontinued operations                                        $     0.07     $      0.04    $      0.03
     Extraordinary expense                                                        $    (0.16)    $         -    $         -
     Available for common shareholders                                            $    (0.38)    $     (0.11)   $      0.56

Diluted income (loss) per common share:
     Earnings (loss) from continuing operations                                   $    (0.28)    $     (0.15)   $      0.52
     Earnings from discontinued operations                                        $     0.06     $      0.04    $      0.03
     Extraordinary expense                                                        $    (0.16)    $         -    $         -
     Available for common shareholders                                            $    (0.38)    $     (0.11)   $      0.55



  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                 ($ in thousands, except for per-share amounts)


                                                                                      Accumulated
                                                  Common    Additional                   Other                    Total
                                                   Stock      Paid-In     Retained   Comprehensive   Treasury  Shareholders'
                                                  ($0.25)     Capital     Earnings   Income (Loss)    Stock       Equity
                                                 ---------- ------------ ---------------------------------------------------

Balance January 1, 1999                           $ 64,787   $1,554,188    $ 117,104      $ 56,692  $        -   $1,792,771
                                                 ---------- ------------ -------------  ----------- -----------  -----------
   Common stock buybacks to fund EPPICS dividends     (157)      (6,468)           -             -           -       (6,625)
   Stock plans                                         638       20,475            -             -           -       21,113
   Stock issuances to fund EPPICS dividends            251        9,708            -             -           -        9,959
   Net income                                            -            -      144,486             -           -      144,486
   Other comprehensive loss, net
     of tax and reclassification adjustment              -            -            -       (41,769)          -      (41,769)
                                                 ---------- ------------ -------------  ----------- -----------  ----------
Balance December 31, 1999                           65,519    1,577,903      261,590        14,923           -    1,919,935
                                                 ---------- ------------ -------------  ----------- -----------  -----------
   Acquisitions                                         28        1,770            -             -       1,861        3,659
   Treasury stock acquisitions                           -            -            -             -     (49,209)     (49,209)
   Stock plans                                         895       42,156            -             -      (4,523)      38,528
   Equity forward contracts                              -     (150,013)           -             -           -     (150,013)
   Net loss                                              -            -      (28,394)            -           -      (28,394)
   Other comprehensive loss, net
     of tax and reclassification adjustment              -            -            -       (14,505)          -      (14,505)
                                                 ---------- ------------ -------------  ----------- ------------ -----------
Balance December 31, 2000                           66,442    1,471,816      233,196           418     (51,871)   1,720,001
                                                 ---------- ------------ -------------  ----------- ------------ -----------
   Stock plans                                         479       17,449                                 12,527       30,455
   Common stock offering                             6,289      283,272                                             289,561
   Equity units offering                                          4,968                                               4,968
   Settlement of equity forward contracts                       150,013      (13,650)                 (150,013)     (13,650)
   Net loss                                                                  (89,682)                               (89,682)
   Other comprehensive income, net of tax                                                    4,489                    4,489
                                                 ---------- ------------ -------------  ----------- ------------ -----------
Balance December 31, 2001                         $ 73,210   $1,927,518    $ 129,864      $  4,907  $ (189,357)  $1,946,142
                                                 ========== ============ =============  =========== ============ ===========


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                 ($ in thousands, except for per-share amounts)


                                                         2001         2000          1999
                                                      -----------  ------------  -----------

Net income (loss)                                      $ (89,682)    $ (28,394)   $ 144,486
Other comprehensive income (loss), net of tax              4,489       (14,505)     (41,769)
                                                      -----------  ------------  -----------
  Total comprehensive income (loss)                    $ (85,193)    $ (42,899)   $ 102,717
                                                      ===========  ============  ===========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                ($ in thousands)


                                                                     2001            2000            1999
                                                                 --------------  --------------  --------------

Net cash provided by continuing operating activities               $   520,379      $  299,503     $   366,017

Cash flows from investing activities:
      Acquisitions                                                  (3,373,214)       (986,213)              -
      Proceeds from sale of assets                                     372,335               -               -
      Capital expenditures                                            (530,714)       (536,639)       (573,330)
      Securities purchased                                            (120,730)       (109,985)     (1,074,311)
      Securities sold                                                    1,434         381,698       1,084,239
      Securities matured                                                     -          16,072           7,435
      ELI share purchases                                                    -         (38,748)              -
      Other                                                                639             104           3,027
                                                                 --------------  --------------  --------------
Net cash used by investing activities                               (3,650,250)     (1,273,711)       (552,940)

Cash flows from financing activities:
      Short-term debt borrowings/repayments                                  -               -        (110,000)
      Long-term debt borrowings                                      3,703,483       1,063,158         340,503
      Long-term debt principal payments                             (1,077,931)        (46,972)        (46,619)
      Issuance of equity units                                         460,000               -               -
      Debt issuance cost                                               (67,657)              -               -
      Common stock offering                                            289,561               -               -
      Issuance of common stock for employee plans                       25,411          19,773          21,113
      Settlement of equity forward contracts                          (163,662)              -               -
      Common stock buybacks                                                  -         (49,209)         (6,625)
      Customer advances for construction and contributions
      in aid of construction                                           (27,816)         30,684          (6,363)
                                                                 --------------  --------------  --------------
Net cash provided by financing activities                            3,141,389       1,017,434         192,009

Cash used by discontinued operations                                    14,926         (49,328)            131

Increase (decrease) in cash                                             26,444          (6,102)          5,217
Cash at January 1,                                                      31,223          37,141          31,922
                                                                 --------------  --------------  --------------

Cash at December 31,                                               $    57,667      $   31,223     $    37,141
                                                                 ==============  ==============  ==============

Non-cash activities:
      Increase in capital lease asset                              $    33,985      $  102,192     $    60,321
      Equity forward contracts                                               -         150,013               -
      Issuance of shares for acquisitions                                    -           3,659               -
      Issuance of shares for dividends                                       -               -           9,959
      Debt assumed from acquisitions                                   117,630               -               -
      Adelphia investment writedown                                     79,114               -               -
      Non-cash restructuring charges                                         -               -          36,136


  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                 CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)   Description of Business and Summary of Significant Accounting Policies:
      -----------------------------------------------------------------------

     (a)  Description of Business:
          -----------------------
          Citizens Communications Company and its subsidiaries are referred to as "we", "us" or "our" in this report. We are a telecommunications-focused company providing wireline communications services to rural areas and small and medium-sized towns and cities, including the Rochester, New York metropolitan area, as an incumbent local exchange carrier, or ILEC. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, Inc., or ELI, our 85%-owned subsidiary. We also provide public utility services including natural gas transmission and distribution and electric transmission and distribution services to primarily rural and suburban customers in Vermont, Hawaii and Arizona.

          On June 29, 2001, we purchased from Global Crossing LTD. (Global Crossing) 100% of the stock of Frontier Corp.'s (Frontier) local exchange carrier subsidiaries, which owns approximately 1.1 million telephone access lines (as of June 29, 2001) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin (see Note 4).

          We have grown from approximately 1 million access lines in 1999 to approximately 2.5 million access lines in 2001 primarily through acquisitions. We continually evaluate the possibility of acquiring additional telecommunications assets. Over the past few years, the number and size of available telecommunications assets has increased substantially. Although our primary focus will continue to be the acquisition of telephone access lines, exchanges and operations that are proximate to our existing systems or that serve a customer base large enough for us to operate efficiently, we may also acquire other telecommunications interests. We expect to have fully integrated our recent acquisitions with our existing core telephone access line holdings by the end of June 2002. Of our 2.5 million telephone access lines, approximately 41% are located in New York State, including the Rochester metropolitan area. Another 11% are located in Minnesota.

          In 1999 we announced plans to divest our public utilities services segments. Consistent with this effort, during 2001 we sold two of our natural gas transmission businesses and in January 2002 we sold our water distribution and wastewater treatment business. We are presently engaged in the sale of, or are seeking buyers for, our remaining gas and electric utility services segments. Pending these divestitures, we continue to provide gas and electric utility services (see Note 6).

          We own all of the Class B Common Stock and 27,571,332 shares of Class A Common Stock of ELI, a facilities-based integrated communications provider offering a broad range of communications services in the western United States. This ownership interest represents 85% of the economic interest and a 96% voting interest. ELI's Class B Common Stock votes on a 10 to 1 basis with the Class A Common Stock, which is publicly traded. We also guarantee all of ELI's long-term debt, one of its capital leases and one of its operating leases, and have committed to continue to support its cash requirements through March 31, 2003. ELI is part of our consolidated federal tax return. In order to maintain that consolidation, we must maintain an ownership and voting interest in excess of 80%. During 2000, as a result of the exercise of employee stock options, our ownership interest decreased and we purchased 2,288,000 shares in the open market to bring our economic ownership interest back to 85%.

     (b) Principles of Consolidation and Use of Estimates:
         -------------------------------------------------
          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). Certain reclassifications of balances previously reported have been made to conform to current presentation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     (c)  Revenue Recognition:
          -------------------

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

          ELI - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements including Indefeasible Right to Use (IRU) and Fiber swap agreements are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average customer term. Installation related costs in excess of installation fees are expensed when incurred.

          Public Utilities Services - Revenue is recognized when services are provided for public utilities services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public services revenue is accrued and included in accounts receivable and revenue.

     (d)  Construction Costs and Maintenance Expense:
          ------------------------------------------
          Property, plant and equipment are stated at original cost, including general overhead and an allowance for funds used during construction (AFUDC) for regulated businesses and capitalized interest for unregulated telecommunications businesses. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

          AFUDC represents the borrowing costs and a return on common equity of funds used to finance construction of regulated assets subject to SFAS 71 accounting. AFUDC is capitalized as a component of additions to property, plant and equipment and is credited to income. AFUDC does not represent current cash earnings; however, under established regulatory rate-making practices, after the related plant is placed in service, we are permitted to include in the rates charged for regulated services a fair return on and depreciation of such AFUDC included in plant in service. The amount of AFUDC relating to equity is included in other loss, net ($2,811,000, $3,257,000 and $4,586,000 for 2001, 2000 and 1999, respectively) and the amount relating to borrowings is included as a reduction of interest expense $3,493,000, $3,504,000 and $4,206,000 for 2001, 2000 and 1999, respectively).
          Capitalized interest for unregulated construction activities amounted to $5,675,000, $4,766,000 and $8,681,000 for 2001, 2000 and 1999,
          respectively.

     (e)  Regulatory Assets and Liabilities:
          ---------------------------------
          Certain of our local exchange telephone operations were and all of our public utilities services operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". For these entities, regulators can establish regulatory assets and liabilities that are required to be reflected on the balance sheet in anticipation of future recovery through the ratemaking process. In the third quarter of 2001, due to the continued process of deregulation and the introduction of competition to our rural local exchange telephone properties and our expectation that these trends will continue, we concluded it was appropriate to discontinue the application of SFAS 71 (see Note 20) for our local exchange telephone properties. Regulatory assets and liabilities for our public utility services operations are included in assets held for sale and liabilities related to assets held for sale and discontinued operations.

     (f)  Impairment of Long-Lived Assets and Long-Lived Assets to
          --------------------------------------------------------
          Be Disposed Of:
          --------------
          We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value.

      (g)  Investments:
          -----------
          We classify our investments at purchase as available-for-sale. We do not maintain a trading portfolio or held to maturity securities.

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

          We evaluate our investments periodically to determine whether any decline in fair value, below the cost basis, is other than temporary. If we determine that a decline in fair value is other than temporary, the cost basis of the individual investment is written down to fair value which becomes the new cost basis. The amount of the write down is transferred from other comprehensive income and included in earnings as a loss.

     (h)  Income Taxes, Deferred Income Taxes and Investment Tax Credits:
          --------------------------------------------------------------
          We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement and the tax bases of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to turn around. Regulatory assets and liabilities (see Note 1(e)) included income tax benefits previously flowed through to customers and from the AFUDC, the effects of tax law changes and the tax benefit associated with unamortized deferred investment tax credits. These regulatory assets and liabilities represent the probable net increase in revenue that will be reflected through future ratemaking proceedings. The investment tax credits relating to regulated operations, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

     (i)  Employee Stock Plans:
          --------------------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we recognize compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant. We provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for employee stock option grants made in 1995 and thereafter based on the fair value of the options at the date of grant (see Note 13). Fair value of options granted is computed using the Black Scholes option pricing model.

(j)       Minority Interest and Minority Interest in Subsidiary:
          -----------------------------------------------------
          Minority interest represents the minority's share of ELI's net loss. Since ELI's initial public offering in 1997, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that date forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results.

(k)       Net Income (loss) Per Common Share:
          ----------------------------------
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on.

(l)       Intangibles:
          -----------
          Intangibles represent the excess of purchase price over the fair value of identifiable assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. We amortize goodwill and other identifiable intangibles by use of the straight-line method (see Notes 4 and 5). We regularly examine the carrying value of our goodwill and other identifiable intangibles to determine whether there are any impairment losses. See
          Note 1(f) above related to our impairment policy.


     (m)  Derivative Instruments and Hedging Activities:
          ---------------------------------------------
          Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

          On the date the derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash-flow, to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings.

          We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we would discontinue hedge accounting prospectively.

          All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

          We entered into interest rate swap arrangements in December 2001 related to a portion of our fixed rate debt. This hedge strategy satisfies the fair value hedging requirements of SFAS 133.

(n)       Changes in Accounting Principles:
          --------------------------------
          In September 2000, the Emerging Issues Task Force (EITF) issued EITF Issue 00-19, "Determination of Whether Share Settlement Is within the Control of the Issuer for Purposes of Applying Issue No. 96-13,
          Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The EITF clarifies when financial instruments that are indexed to or potentially settled in a company's own stock are to be classified as an asset or liability and when they are to be classified as equity. The EITF allowed for a transition period for contracts existing at the date of the consensus and remaining outstanding at June 30, 2001 to allow time for contracts to be modified in order for a company to continue to account for certain contracts as equity after June 30, 2001 (see Note 12).

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. We adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS 141 did not have any impact on our financial position or results of operations.

(2)  Accounts Receivable:
     -------------------

     The components of accounts receivable, net at December 31, 2001 and 2000 are as follows:

($ in thousands)                                     2001             2000
                                                 --------------  ---------------
Customers                                            $ 343,356        $ 229,911
Other                                                   36,123           37,306
Less:  Allowance for doubtful accounts                 (67,601)         (23,913)
                                                 --------------  ---------------
   Accounts receivable, net                          $ 311,878        $ 243,304
                                                 ==============  ===============

(3)  Property, Plant and Equipment:
     -----------------------------

     The components of property, plant and equipment at December 31, 2001 and 2000 are as follows:

                                                            Estimated
($ in thousands)                                           Useful Lives           2001              2000
                                                        ------------------- ----------------- -----------------

Telephone outside plant                                   4 to 59 years          $ 3,280,542       $ 2,721,425
Telephone central office equipment                        4 to 25 years            2,135,992         1,644,302
Information systems and other administrative assets       7 to 43 years              777,351           635,752
Other                                                                                 55,065            52,531
Construction work in progress                                                        450,978           253,417
                                                                            ----------------- -----------------
                                                                                   6,699,928         5,307,427
Less: accumulated depreciation                                                    (2,187,890)       (1,786,715)
                                                                            ----------------- -----------------
Property, plant and equipment, net                                               $ 4,512,038       $ 3,520,712
                                                                            ================= =================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $488,424,000, $369,930,000 and $307,428,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001 both of which are included in assets held for sale (see Note 6). During 2001 we recognized accelerated depreciation of $22.0 million related to the change in useful lives of our accounting and human resource systems and our Plano, Texas office building, furniture and fixtures as a result of our restructuring (see Note 14). During 2000 and 1999 we recognized $17.4 million and $4.8 million, respectively, in accelerated depreciation related to the change in useful life of an operating system in the ILEC segment.

(4)  Acquisitions:
     ------------

     From May 27, 1999 through July 12, 2000, we entered into several agreements to acquire telephone access lines. These transactions have been accounted for using the purchase method of accounting. The results of operations of the acquired properties have been included in our financial statements from the dates of acquisition of each property. These agreements and the status of each transaction are described as follows:

          Verizon Acquisition
          -------------------
          Between May and December 1999, we announced agreements to purchase from Verizon Communications Inc., formerly GTE Corp. (Verizon), approximately 381,200 telephone access lines (as of December 31, 2000) for approximately $1,171,000,000 in cash. By November 30, 2000, we had closed on the purchase of approximately 317,500 telephone access lines. On December 17, 2001 the agreements to acquire the remaining telephone access lines from Verizon were terminated.

          Qwest Acquisition - termination
          -------------------------------
          In June 1999, we announced agreements to purchase from Qwest approximately 556,800 telephone access lines (as of December 31, 2000) in nine states for approximately $1,650,000,000 in cash and the assumption of certain liabilities. On October 31, 2000, we had closed on the purchase of approximately 17,000 telephone access lines in North Dakota for approximately $38,000,000 in cash. On July 20, 2001, we notified Qwest that we were terminating eight acquisition agreements with Qwest for the remaining 539,800 telephone access lines. Qwest subsequently filed a notice of claim for arbitration in Denver, Colorado under the rules of the American Arbitration Association with respect to the terminated acquisition agreements.
          Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64,000,000, which is the aggregate of liquidation damages under letters of credit established in the terminated acquisition agreements. We have filed a notice of claim in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest.

          Frontier Acquisition
          --------------------
          On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owns approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373,000,000 in cash, subject to routine purchase price adjustment.

     The following summarizes the allocation of purchase prices and funding for our 2001 and 2000 acquisitions. (there were no material acquisitions in 1999):

                                                              Verizon                     2001            Total
                          Verizon    Verizon       Qwest      Illinois/    Total 2000   Acquisition  Acquisitions from
                          Nebraska   Minnesota  North Dakota  Wisconsin   Acquisitions   Frontier     January 1, 2000
                          --------   ---------  ------------  ----------  ------------  -----------  ------------------
 Acquisition date         6/30/2000   8/31/2000  10/31/2000   11/30/2000                 6/29/2001

 Assets acquired:
 Property, plant and
    equipment            $ 51,903    $ 137,391   $ 13,910    $ 105,446     $ 308,650   $ 1,127,314    $ 1,435,964
 Current assets                 -        4,960          -            -         4,960       120,985        125,945
 Goodwill                 108,175      174,247     16,619      163,906       462,947     1,532,641      1,995,588
 Customer base             46,060      120,742      7,466       34,565       208,833       762,091        970,924
 Trade name                     -            -          -            -             -       106,473        106,473
 Other assets                   -        1,557          -            -         1,557         9,669         11,226
                        ---------    ---------   --------    ---------     ---------   -----------     ----------
 Total assets acquired    206,138      438,897     37,995      303,917       986,947     3,659,173      4,646,120
                        ---------    ---------   --------    ---------     ---------   -----------     -----------
 Liabilities assumed:
 Debt                           -            -          -            -             -       137,728        137,728
 Other liabilities            734            -          -            -           734       148,231        148,965
                        ---------    ---------   --------    ---------     ---------   -----------     ----------
 Total liabilities assumed    734            -          -            -           734       285,959        286,693
                        ---------    ---------   --------    ---------     ---------   -----------     ----------

 Cash paid              $ 205,404    $ 438,897   $ 37,995    $ 303,917     $ 986,213    $3,373,214    $ 4,359,427
                        =========    =========   ========    =========     =========   ============    ==========

 Status of appraisal
  valuation               Final         Final      Final        Final                    Preliminary


     The following pro forma financial information for 2001 presents the combined results of our operations and Frontier acquired on June 29, 2001. The pro forma financial information for 2000 presents the Verizon Nebraska, Minnesota and Illinois/Wisconsin properties acquired on June 30, 2000, August 31, 2000 and November 30, 2000, respectively, the Qwest North Dakota property acquired on October 31, 2000 and Frontier acquired on June 29, 2001. The pro forma information presents the combined results as if the acquisitions had occurred at the beginning of the year prior to its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods. The sale of our Louisiana and Colorado gas operations (see Note 6) is not presented on a pro forma basis.

($ in thousands, except per share amounts)
                                              2001              2000
                                         ----------------  ---------------
Revenue                                      $ 2,844,789      $ 2,693,824
Income before extraordinary expense           $ (117,988)      $ (148,754)
Net income (loss)                             $ (161,619)      $ (148,754)
Net income (loss) per share                      $ (0.64)         $ (0.56)

(5)  Intangibles:
    ------------
     Intangibles at December 31, 2001 and 2000 are as follows:

($ in thousands)                                 2001             2000
                                            ---------------- ----------------

Goodwill                                        $ 2,068,032        $ 508,940
Customer base                                       970,925          147,437
Tradename                                           106,473                -
                                            ---------------- ----------------
    Total intangibles                             3,145,430          656,377
Accumulated amortization                           (166,488)         (23,109)
                                            ---------------- ----------------
    Intangibles, net                            $ 2,978,942        $ 633,268
                                            ================ ================

     We have reflected  assets acquired at fair market values in accordance with
     purchase   accounting   standards.   Our  allocations  are  based  upon  an
     independent appraisal of the respective properties acquired.

     Our acquisitions were made in order for us to execute upon our business strategy. Our strategy is to focus exclusively on providing telecommunications services, primarily in rural, small and medium-sized towns where we believe we have a competitive advantage because of our relatively larger size, greater resources, local focus and lower levels of competition. For both our existing ILEC operations and those we have recently acquired, we are the dominant provider of independent local exchange carrier services in each of the markets in which we operate. We believe that our operations in these areas will provide us with steady revenue growth and margin enhancement opportunities. To reach our objectives, we intend to continue to achieve economies of scale through clustering and increasing operational efficiencies, among other strategies. In following our strategy, we selectively pursue acquisitions that we believe will enhance shareholder value through increased revenue growth and operational efficiencies consistent with our corporate strategy and objectives.

     We have paid more than the net book values (of the seller) of each of the businesses acquired in 2000 and 2001. We based our purchase prices on estimates of future earnings and future cash flows of the businesses acquired. The "premium" to book value paid, including the allocation to goodwill for each respective property, reflects the value created by all of the tangible and intangible operating assets (existing and acquired) of our businesses coming together to produce earnings, including without limitation, the fact that we were able to immediately commence operations as the dominant local exchange carrier in the applicable operating area. Additionally, the premiums paid were impacted by the fact that our purchase price was accepted by the sellers after a competitive bidding and negotiation process.

     We were willing to pay a premium (i.e., goodwill) over the fair value of the tangible and identifiable intangible assets acquired less liabilities assumed in order to obtain product cross-selling opportunities, economies of scale (e.g., cost savings opportunities), entry into markets from which we could expand into new markets (i.e., beachhead), and the potential benefit resident in expected population/demographic trends.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually. The amortization of goodwill ceases upon adoption of the statement on January 1, 2002, and applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. The amount of any future impairment, if any, cannot be estimated at this time.

(6)  Discontinued Operations and  Assets Held for Sale:
     -------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $855,700,000 million in cash and $123,800,000 million of assumed debt and other liabilities. The estimated pre-tax gain on the sale is approximately $303,600,000 million and will be recognized in the first quarter 2002.

          Electric
          --------
          Our Arizona and Vermont electric divisions were under contract to be sold to Cap Rock Energy Corp. (Cap Rock). The agreement with Cap Rock was terminated on March 7, 2001. We intend to pursue the disposition of the Vermont and Arizona electric divisions with alternative buyers. In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000. The transaction, which is subject to regulatory approvals, is expected to close within twelve months.

          Gas
          ---
          On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363,436,000 in cash. The pre-tax gain on the sale recognized in the third quarter was $139,304,000.

          On November 30, 2001, we sold our Colorado Gas division to Kinder Morgan for approximately $8,900,000 million after purchase price adjustments.

     Discontinued operations in the consolidated statements of income (loss) reflect the results of operations of the water/wastewater properties including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses. The long-term debt presented in liabilities of discontinued operations represents the only liability to be assumed by the buyer pursuant to the water and wastewater asset sale agreements.

     We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, we reclassified all of our gas (on September 30, 2000) and electric (on December 31, 2000) assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $50,830,000 and $6,770,000 for the years ended December 31, 2001 and 2000, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

($ in thousands)                     2001           2000
                                  ------------  -------------

Current assets                      $  20,978      $  18,578
Net property, plant and equipment     671,079        639,994
Other assets                           54,734         59,030
                                  ------------  -------------
Total assets                        $ 746,791      $ 717,602
                                  ============  =============

Current liabilities                 $  11,827      $  21,062
Long-term debt                         90,448         90,546
Other liabilities                     136,463        100,891
                                  ------------  -------------
Total liabilities                   $ 238,738      $ 212,499
                                  ============  =============

                                      For the years ended December 31,
                                  -----------------------------------------
                                     2001           2000          1999
                                  ------------  ------------- -------------
Revenue                             $ 116,868      $ 105,202     $ 102,408
Operating income                       37,211         27,415        19,887
Income taxes                            8,947          5,721         3,917
Net income                             17,875         11,677         7,887


     Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:


($ in thousands)                                       2001            2000
                                                  --------------  --------------

Current assets                                      $    66,511     $   127,495
Net property, plant and equipment                       805,653         953,328
Other assets                                            235,773         201,329
                                                  --------------  --------------
Total assets held for sale                          $ 1,107,937     $ 1,282,152
                                                  ==============  ==============

Current liabilities                                    $ 71,259     $   169,066
Long-term debt                                           43,400          43,980
Other liabilities                                       104,116         107,120
                                                  --------------  --------------
Total liabilities related to assets held for sale   $   218,775     $   320,166
                                                  ==============  ==============

(7)  Investments:
     -----------

     The components of investments at December 31, 2001 and 2000 are as follows:


($ in thousands)                          2001             2000
                                     ---------------- ----------------

Marketable equity securities               $ 139,188        $ 211,086
Other fixed income securities                  2,020            3,273
                                     ---------------- ----------------
                                           $ 141,208        $ 214,359
                                     ================ ================

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

     We recognized a loss of $79,000,000 in the Adelphia investment as a reduction to investment income in the fourth quarter of 2001. This non-cash charge does not impact the carrying value of these securities which were stated at current market values on prior balance sheets. This charge reflects a decline in current trading values that have persisted for greater than a six month period. We have previously reported this decline as an item of comprehensive loss in the equity section of our balance sheets. We continue to hold the shares. In addition, during 2001, we realized approximately $1.6 million of gross gains from the sale of securities and $.8 million of gross losses associated with the write down of securities with a decline in value that was determined to be other than temporary.

     Our Chairman and Chief Executive Officer was also Chairman and Chief Executive Officer of Century prior to its merger with Adelphia. Centennial was a majority-owned subsidiary of Century until it was sold. Our Chairman and Chief Executive Officer holds a significant amount of Adelphia shares.

     In January 1999, we sold our interest in Centennial. We received approximately $205,600,000 in cash for all of our equity interests and approximately $17,500,000 in accrued dividends. We realized and reported a pre-tax gain of approximately $69,500,000 in the first quarter 1999 in Investment income related to the disposition.

     The following summarizes the adjusted cost, gross unrealized holding gains and losses and fair market value for investments.

($ in thousands)                        Adjusted             Unrealized Holding         Aggregate Fair
                                                      ---------------------------------
Investment Classification                  Cost            Gains          (Losses)       Market Value
                                     ---------------- ---------------- ---------------- ----------------

As of December 31, 2001
Available-for-Sale                         $ 132,935         $ 11,896         $ (3,623)       $ 141,208

As of December 31, 2000
Available-for-Sale                         $ 213,681         $ 17,853        $ (17,175)       $ 214,359

     Marketable equity securities for 2001 and 2000 include 2,305,908 common shares which represent an investment of 19% of the equity in Hungarian Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and is convertible at our option into 10 shares of common stock.

(8)  Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2001 and 2000. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.


($ in thousands)                             2001                               2000
                              ---------------------------------  ---------------------------------
                                 Carrying                           Carrying
                                  Amount         Fair Value          Amount         Fair Value
                              ---------------- ----------------  ---------------- ----------------
Investments                       $   141,208      $   141,208       $   214,359      $   214,359
Long-term debt                    $ 5,994,906      $ 6,030,408       $ 3,062,289      $ 2,815,850
EPPICS                            $   201,250      $   179,113       $   201,250      $   213,325

     The fair value of the above financial instruments are based on quoted prices at the reporting date for those financial instruments.

(9)  Long-term Debt:
     --------------

     The activity in our long-term debt from December 31, 2000 to December 31, 2001 is as followed:


                                                              Twelve Months Ended
                                                   ------------------------------------------               Interest *
                                                                   Interest                                   Rate at
($ in thousands)                     December 31,   Borrowings/   Rate Swap/    Payments/    December 31,  December 31,
                                         2000      Acquisitions   Remarketing  Dispositions      2001          2001
                                     ------------- ------------------------------------------------------- -------------
FIXED RATE

   Rural Utilities Service Loan
     Contracts                         $   90,129   $    44,645     $       -   $   (23,914)  $   110,860        6.237%

   Debentures                           1,000,000             -             -      (149,222)      850,778        7.464%

   2001 Notes
          8.500% Due 2006                       -       700,000             -             -       700,000        8.740%
          9.250% Due 2011                       -     1,050,000             -             -     1,050,000        9.340%
          6.375% Due 2004                       -       300,000           430             -       300,430        6.649%
          7.625% Due 2008                       -       750,000             -             -       750,000        7.835%
          9.000% Due 2031                       -       700,000             -             -       700,000        9.148%
          6.27% RTFC Due 2011                   -       200,000             -             -       200,000        6.270%

                                     ------------- ------------- ------------- ------------- -------------
          Subtotal                              -     3,700,000           430             -     3,700,430

   Equity Units  6.750% Due 2006                -       460,000             -             -       460,000        7.480%

   Senior Unsecured Notes                  36,000        74,415             -        (1,590)      108,825        7.719%

   ELI Notes                              325,000             -             -             -       325,000        6.232%
   ELI Capital Leases                     132,202        33,985             -       (28,805)      137,382       11.774%
   Industrial Development Revenue Bonds   263,605             -       (14,400)            -       249,205        6.435%
   Other                                      344             -             -          (290)           54       12.986%

                                     ------------- ------------- ------------- ------------- -------------
TOTAL FIXED RATE                        1,847,280     4,313,045       (13,970)     (203,821)    5,942,534
                                     ------------- ------------- ------------- ------------- -------------


VARIABLE RATE

   Commercial Paper Notes Payable         109,145             -             -      (109,145)            -
   Bank Credit Facility                   765,000             -             -      (765,000)            -
   ELI Bank Credit Facility               400,000             -             -             -       400,000        2.892%
   Industrial Development Revenue Bonds   121,878             -        14,400             -       136,278        4.614%

                                     ------------- ------------- ------------- ------------- -------------
TOTAL VARIABLE RATE                     1,396,023             -        14,400      (874,145)      536,278
                                     ------------- ------------- ------------- ------------- -------------

TOTAL DEBT                             $3,243,303   $ 4,313,045     $     430   $(1,077,966)  $ 6,478,812
                                                   ============= ============= =============

   Less: Current Portion                 (181,014)                                               (483,906)
                                     -------------                                           -------------

TOTAL LONG TERM DEBT                   $3,062,289                                             $ 5,994,906
                                     =============                                           =============

     *Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Debentures, ILEC Senior Unsecured Notes, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

          The total principal amounts of industrial development revenue bonds were $389,535,000 in 2001 and 2000. Funds from industrial development revenue bond issuances are held by a trustee until qualifying construction expenditures are made at which time the funds are released. The amounts presented in the table above represent funds that have been used for construction through December 31, 2001 and 2000, respectively.

          At December 31, 2000, the commercial paper notes payable were classified as long-term debt because the obligations were expected to be and were refinanced with long-term debt securities.

     At December 31, 2001, we have available revolving lines of credit with financial institutions in the amount of $805 million. As of December 31, 2001, no borrowings were outstanding under these credit facilities. On October 24, 2001, we entered into these lines of credit with financial institutions in the amounts of $680 million and $100 million having substantially similar terms. An additional $25 million was provided by a lender who was added to the credit facilities after October 24, 2001, for total available commitments of $805 million. The credit facilities have similar terms and conditions. Associated facility fees vary depending on our credit ratings and currently are 0.25% per annum. The expiration dates are October 24, 2006. During the term of the facilities we may borrow repay and reborrow funds.

     In May 2001, we issued an aggregate of $1.75 billion of notes consisting of $700 million principal amount of 8.50% notes due May 15, 2006 and $1.05 billion principal amount of 9.25% notes due May 15, 2011.

     On June 13, 2001, we issued 18,400,000 equity units at $25 per unit for net proceeds of $446,200,000 (after underwriting discounts and commissions and before offering expenses). Each equity unit initially consists of a 6.75% senior note due 2006 and a purchase contract (warrant) of our common stock. The purchase contract obligates the holder to purchase from us, no later than August 17, 2004 for a purchase price of $25, the following number of shares of our common stock:

          * 1.7218 shares, if the average closing price of our common stock over the 20-day trading period ending on the third trading day prior to August 17, 2004 equals or exceeds $14.52;
          * A number of shares having a value, based on the average closing price over that period, equal to $25, if the average closing price of our common stock over the same period is less than $14.25, but greater than $12.10; and
          * 2.0661 shares, if the average closing price of our common stock over the same period is less than or equal to $12.10.

     The fair market value of the warrant at the date of issuance was $4,968,000. This amount was recorded as debt discount and additional paid-in capital. The equity units trade on The New York Stock Exchange under the symbol "CZB."

     In August 2001, we issued an aggregate of $1.75 billion principal amount of senior notes consisting of $300 million of 6.375% notes due 2004, $750 million principal amount of 7.625% notes due 2008 and $700 million principal amount of 9.000% notes due 2031. These notes were issued in a private offering. The proceeds were used to repay our forward equity contract, to refinance outstanding indebtedness and for general corporate purposes. In September 2001, we filed a $1.75 billion registration statement with the SEC on Form S-4 that consists of an exchange offer entitling the holders of the notes issued in August 2001 to exchange the initial notes for new notes with substantially identical terms as the initial notes, except for transfer restrictions and registration rights relating to the initial notes. The registration statement was declared effective on February 6, 2002, and we commenced our exchange offer at that time. The exchange offer is expected to terminate on March 11, 2002.

     In October 2001, we borrowed $200 million on an unsecured basis from the Rural Telephone Finance Cooperative (RTFC). This note is due on October 24, 2011 and has a fixed 6.27% rate of interest, payable quarterly.

     On January 31, 2002, we repaid approximately $76.9 million principal amount of loans outstanding to our subsidiaries from the Rural Utilities Service, Rural Telephone Bank and the Federal Financing Bank.

     Our principal payments and capital lease payments (principal only) for the next five years are as follows:

          ($ in thousands)
          ----------------
                                  Principal       Capital
                                  Payments     Lease Payments
                                  ---------    --------------
            2002                 $ 476,488         $7,418
            2003                    41,092          2,747
            2004                   731,158          3,057
            2005                     6,381          3,397
            2006                 1,341,662          3,458

     Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 2007 for $30,350,000 of principal amount of bonds. We expect to remarket all such bonds which are tendered. In the years 2001, 2000, and 1999, interest payments on short- and long-term debt were $302,510,000, $188,955,000 and $127,757,000, respectively.

 (10) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under the interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contract.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of December 31, 2001 and 2000 was $100,000,000 and $0, respectively. Such contracts provided for us to pay variable rates of interest (average pay rate of approximately 4% as of December 31, 2001) and receive fixed rates of interest (average receive rate of 6.375% as of December 31, 2001). The fair value of these derivatives is reflected in other assets as of December 31, 2001, in the amount of $430,000.

     We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

 (11)Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------

     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,050 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In accordance with the terms of the issuances, we paid the 5% interest on the Convertible Subordinated Debentures in 2001, 2000 and 1999. During 2001 and 2000, only cash was paid to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS. During 1999, 1,004,961 shares of Common Stock were issued to the Partnership in payment of interest of which 976,464 shares were sold by the Partnership to satisfy cash dividend payment elections by the holders of the EPPICS. The sales proceeds and the remaining 28,497 shares of Common
     Stock were distributed by the Partnership to the Trust. The Trust distributed the cash and shares as dividends to the holders of the EPPICS in 1999.

(12) Capital Stock:
     -------------
     We are authorized to issue up to 600,000,000 shares of Common Stock. The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors.

     Between December 1999 and April 2000, our Board of Directors authorized the purchase of up to $200,000,000 worth of shares of our common stock. This share purchase program was completed in July 2000 and resulted in the acquisition or contract to acquire approximately 12,092,000 shares of our common stock. Of those shares, 2,952,000 shares were purchased for approximately $49,209,000 in cash and we entered into an equity forward contract for the acquisition of the remaining 9,140,000 shares.

     During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock with Citibank, N.A. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our equity forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. In 2001, we settled the contract by paying the redemption amount of $150,013,000 plus $13,650,000 in associated carrying costs and took possession of our shares.

     In addition to our share purchase programs described above, in April 2000, our Board of Directors authorized the purchase, from time to time, of up to $25,000,000 worth of shares of Class A common stock of ELI, in the open market or in negotiated transactions. This ELI share purchase program was completed in August 2000 and resulted in the acquisition of approximately 1,288,000 shares of ELI common stock for approximately $25,000,000 in cash. In August 2000, our Board of Directors authorized the purchase, from time to time, of up to an additional 1,000,000 shares of ELI on the open market or in negotiated transactions. The second ELI share purchase program was completed in September 2000 and resulted in the acquisition of approximately 1,000,000 shares of ELI common stock for approximately $13,748,000 in cash.

     We also purchased 631,000 shares of our common stock at a cost of $6,625,000 in 1999 to fund EPPICS dividends.

     The activity in shares of common stock, including treasury stock, during 2001, 2000 and 1999 is summarized as follows:

                                                        Number of Shares
                                                      --------------------
Balance at January 1, 1999                                    259,149,000
   Common stock buybacks                                         (631,000)
   Common stock issued to fund EPPICS dividends                 1,005,000
   Stock plans                                                  2,553,000
                                                      --------------------
Balance at December 31, 1999                                  262,076,000
   Acquisitions                                                   111,000
   Stock plans                                                  3,581,000
                                                      --------------------
Balance at December 31, 2000                                  265,768,000
   Stock issuances                                             25,156,000
   Stock plans                                                  1,916,000
                                                      --------------------
Balance at December 31, 2001                                  292,840,000
                                                      ====================

     As of December 31, 2001, we had 11,551,000 shares held as treasury stock. We have 50,000,000 authorized but unissued shares of preferred stock ($.01 par).


(13) Stock Plans:
     -----------
     At December 31, 2001, we have four stock based compensation plans and ELI has two stock based plans which are described below. We apply APB Opinion No. 25 and related interpretations in accounting for the employee stock plans. No compensation cost has been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), or ELI Equity Incentive Plan (ELI EIP) as the exercise price for such options was equal to the market price of the stock at the time of grant and no transactions or modifications which would require a compensation charge have occurred subsequent to the grant. No compensation cost has been recognized in the financial statements related to the Employee Stock Purchase Plan (ESPP) and ELI Employee Stock Purchase Plan (ELI ESPP) because the purchase price is 85% of the fair value. Compensation cost recognized for our Directors' Deferred Fee Equity Plan was $741,438, $691,956 and $481,540 in 2001, 2000 and 1999, respectively.

     We have granted restricted stock awards to key employees in the form of our Common Stock. The number of shares issued as restricted stock awards during 2001, 2000 and 1999 were 100,000, 3,120,000 and 901,200, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are both time and performance based. At December 31, 2001, 3,149,000 shares of restricted stock were outstanding. Compensation expense of 8,967,000, 9,084,000 and $2,574,000 for the years ended December 31, 2001, 2000 and 1999, respectively, has been recorded in connection with these grants.

     Had we determined compensation cost based on the fair value at the grant date for its MEIP, EIP, ESPP, ELI ESPP and ELI EIP, our pro forma Net income (loss) and Net income (loss) per common share would have been as follows:

                                                                        2001           2000         1999
                                                                    -------------- ------------- ------------
          ($ in thousands)

          Net Income (loss)                          As reported       $ (89,682)    $(28,394)     $144,486
                                                     Pro forma          (118,520)     (51,270)      130,613


          Net Income (loss) per common share         As reported:
                                                        Basic          $    (.38)    $   (.11)     $    .56
                                                        Diluted             (.38)        (.11)          .55
                                                     Pro forma:
                                                        Basic          $    (.48)    $   (.20)     $    .50
                                                        Diluted             (.48)        (.20)          .50

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

     Since the expiration date of the MEIP plan, no awards can be granted under the MEIP. The exercise price of stock options issued were equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time. Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

     The following is a summary of share activity subject to option under the MEIP.

                                                    Shares           Weighted
                                                  Subject to      Average Option
                                                    Option       Price Per Share
                                               --------------    ---------------
Balance at December 31, 1998                        9,435,000         $ 9.91
    Options granted                                 1,844,000           8.00
    Options exercised                                (602,000)          8.20
    Options canceled, forfeited or lapsed            (396,000)          8.08
                                               --------------
Balance at December 31, 1999                       10,281,000
                                                                        9.73
    Options granted                                    26,000          16.26
    Options exercised                              (3,103,000)          9.96
    Options canceled, forfeited or lapsed            (283,000)          7.79
                                               ---------------
Balance at December 31, 2000                        6,921,000           9.72
    Options exercised                              (1,035,000)          8.23
    Options canceled, forfeited or lapsed            (124,000)          9.81
                                               ---------------
Balance at December 31, 2001                        5,762,000         $ 9.99
                                               ================

     The following table summarizes information about shares subject to options under the MEIP at December 31, 2001.

                                     Options Outstanding                                    Options Exercisable
  --------------------------------------------------------------------------------    ---------------------------------
                                                                 Weighted Average                           Weighted
      Number             Range of          Weighted Average         Remaining            Number              Average
    Outstanding      Exercise Prices        Exercise Price        Life in Years        Exercisable       Exercise Price
    -----------      ---------------        --------------        -------------        -----------       --------------
           13,592       $ 4 -   5              $   4.29                2.73                 13,592          $   4.29
        1,793,571         7 -   8                  7.63                5.21              1,485,361              7.65
          823,623          8 - 10                  8.54                5.71                823,623              8.54
        1,739,515         10 - 11                 10.68                2.91              1,739,515             10.68
          868,436         11 - 14                 12.34                2.77                818,444             12.41
          497,877         14 - 15                 14.24                1.88                497,877             14.24
           25,000         15 - 17                 16.69                8.46                  8,334             16.69
  ----------------                                                                   --------------
        5,761,614       $  4 - 17               $  9.99                4.24              5,386,746          $  10.10
  ================                                                                   ==============

     The weighted average fair value of options granted during 2000 and 1999 were $7.09 and $3.17, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999:

                                     2000          1999
                                -------------- -------------
Dividend yield                          -             -
Expected volatility                   30%            29%
Risk-free interest rate             6.27%           5.32%
Expected life                     6 years         6 years

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

                                                     Shares            Weighted Average
                                                   Subject to         Option Price Per
                                                     Option                 Share
                                                 ---------------     ------------------
Balance at December 31, 1998                         4,132,000              $ 8.51
    Options granted                                  3,487,000                8.64
    Options exercised                                 (361,000)               8.46
    Options canceled, forfeited or lapsed             (679,000)               8.40
                                                 ----------------
Balance at December 31, 1999                         6,579,000                8.59
    Options granted                                  5,758,000               13.31
    Options exercised                               (1,023,000)               8.21
    Options canceled, forfeited or lapsed             (614,000)              10.27
                                                 ----------------
Balance at December 31, 2000                        10,700,000               11.37
    Options granted                                  3,969,000               13.62
    Options exercised                                 (693,000)               8.27
    Options canceled, forfeited or lapsed             (680,000)              11.62
                                                 ----------------
Balance at December 31, 2001                        13,296,000              $12.69
                                                 ================

     The following table summarizes information about shares subject to options under the EIP at December 31, 2001.

                           Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------      -------------------------------
                                                          Weighted Average
    Number           Range of        Weighted Average         Remaining           Number      Weighted Average
  Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
                 ---------------      --------------        -------------      -----------     ---------------
----------------
      2,302,143     $  7 -  8             $ 7.63                 6.87             1,866,834        $  7.65
        851,256        8 -  9               8.52                 5.78               851,256           8.52
         73,166        9 - 10               9.29                 6.01                73,166           9.29
        210,497       10 - 11              10.24                 6.26               210,497          10.24
      3,819,434       11 - 13              12.62                 8.62             1,634,507          12.48
      3,849,225       13 - 15              13.68                 9.26               556,668          13.50
      2,190,000       15 - 21              18.38                 8.74                96,668          17.17
----------------                                                               -------------
     13,295,721     $  7 - 21             $12.69                 7.36             5,289,596        $ 10.20
================                                                               =============

     The weighted average fair value of options granted during 2001, 2000 and 1999 was $6.00, $6.31 and $3.46, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                 2001          2000          1999
                             ------------- ------------- -------------
Dividend yield                          -             -             -
Expected volatility                   36%           30%           29%
Risk-free interest rate             5.10%         5.82%         5.47%
Expected life                     6 years       6 years       6 years

                          Employee Stock Purchase Plan
                          ----------------------------
     Our ESPP was approved by shareholders on June 12, 1992 and amended on May 22, 1997. Under the ESPP, eligible employees have the right to subscribe to purchase shares of our Common Stock at 85% of the average of the high and low market prices on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year and the minimum contribution each purchase period is $50.00. Active employees are required to hold their shares for three years from the date of each purchase period. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of our capital stock. As of December 31, 2001, there were 6,407,000 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP. As of December 31, 2001, the number of employees enrolled and participating in the ESPP was 1,307 and the total number of shares purchased under the ESPP was 305,969. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2001, 2000 and 1999:

                                 2001          2000          1999
                             ------------- ------------- -------------
Dividend yield                          -             -             -
Expected volatility                   36%           30%           29%
Risk-free interest rate             2.71%         6.23%         5.24%
Expected life                    6 months      6 months      6 months

     The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $2.39, $3.26 and $2.47, respectively.

                        ELI Employee Stock Purchase Plan
                        --------------------------------
     The ELI ESPP was approved by shareholders on May 21, 1998. Under the ELI ESPP, eligible employees of ELI may subscribe to purchase shares of ELI Class A Common Stock at the lesser of 85% of the average of the high and low market prices on the first day of the purchase period or on the last day of the purchase period. An employee may elect to have up to 20% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year. An employee may not participate in the ELI ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of ELI. As of December 31, 2001, there were 1,950,000 shares of ELI Class A Common Stock reserved for issuance under the ELI ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ELI ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The ELI ESPP is administered by the Compensation Committee of ELI's Board of Directors. As of December 31, 2001, the total number of shares purchased under the ELI ESPP was 1,081,187.

     As of December 1, 2001, the ELI ESPP was temporarily suspended for the December 1, 2001 through May 31, 2002 purchase period. ELI employees were instead allowed to participate in the Citizens ESPP for that period. As of December 31, 2001, 42 of ELI's employees were enrolled and participating in the Citizens ESPP.

     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2001, 2000 and 1999:

                                            2001          2000          1999
                                        ------------- ------------- ------------
          Dividend yield                         -             -             -
          Expected volatility                   98%           87%           66%
          Risk-free interest rate             2.70%         6.29%         5.25%
          Expected life                    6 months      6 months      6 months

     The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $0.42, $4.59 and $4.97, respectively.

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

                                                       Shares                 Weighted
                                                     Subject to             Average Option
                                                       Option              Price Per Share
                                                    ----------------    -------------------
Balance at January 1, 1999                            2,331,000              $ 12.14
    Options granted                                   1,989,000                 9.51
    Options exercised                                  (116,000)                9.73
    Options canceled, forfeited or lapsed              (680,000)               10.12
                                                   ----------------
Balance at December 31, 1999                          3,524,000                10.96
    Options granted                                   2,720,000                19.08
    Options exercised                                  (456,000)               11.00
    Options canceled, forfeited or lapsed            (1,017,000)               13.63
                                                   ----------------
Balance at December 31, 2000                          4,771,000                15.05
    Options granted                                      86,000                 4.36
    Options canceled, forfeited or lapsed            (1,087,000)               15.38
                                                   ----------------
Balance at December 31, 2001                          3,770,000              $ 14.73
                                                   ================


     The following table summarizes information about shares subject to options under the ELI EIP at December 31, 2001.

                         Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------      ------------------------------
                                                          Weighted- Average
    Number           Range of        Weighted Average         Remaining           Number      Weighted Average
  Outstanding    Exercise Prices      Exercise Price        Life in Years      Exercisable     Exercise Price
-------------    ---------------      --------------        -------------      -----------     ---------------
       93,133    $   2 -  8           $     3.66                 8.84               88,135      $    3.55
    1,313,269        8 -  9                 8.81                 6.76            1,103,534           8.80
      622,402       13 - 19                15.80                 6.29              599,971          15.78
    1,741,636       19 - 23                19.40                 8.53              640,532          19.40
--------------                                                               -------------
    3,770,440     $  2 - 23           $    14.73                 7.55            2,432,172      $   13.13
==============                                                               =============

     For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2001, 2000 and 1999:

                                 2001          2000          1999
                             ------------- ------------- -------------
Dividend yield                          -            -             -
Expected volatility                   98%           87%           66%
Risk-free interest rate             5.82%         7.23%         5.34%
Expected life                     6 years       6 years       6 years

     The weighted-average fair value of those options granted in 2001, 2000 and 1999 were $2.48, $14.75 and $6.16, respectively.

     ELI has granted 775,000 restricted stock awards to key employees in the form of Class A Common Stock since its IPO. These restrictions lapse based on meeting specific performance targets. At December 31, 2001, 629,668 shares of this stock were outstanding, of which 571,335 shares are no longer restricted. Compensation expense was recorded in connection with these grants in the amounts of $281,000, $1,422,000 and $2,559,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     As of any date, the maximum number of shares of common stock which the Plan was obligated to deliver pursuant to the Directors' Plan shall not be more than one percent (1%) of the total outstanding shares of our Common Stock as of such date, subject to adjustment in the event of changes in our corporate structure affecting capital stock. There were 10 directors participating in the Directors' Plan in 2001. In 2001, the total options, plan units and stock earned were 90,000, 52,307 and 1,321, respectively. In 2000, the total Options, Plan Units and stock earned were 203,969, 52,521, and 2,860, respectively. In 1999, the total Options and Plan Units earned were 153,969 and 15,027, respectively. At December 31, 2001 925,447 options were exercisable at a weighted average exercise price of $11.33.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at their retirement, death or termination of directorship of each individual director. In 1999, we terminated this Plan. In connection with the termination, the value as of May 31, 1999, of the vested benefit of each non-employee director was credited to him/her in the form of stock units. Such benefit will be payable upon retirement, death or termination of the directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one for one basis) or in cash. As of December 31, 2001, the liability for such payments was $2.7 million of which $1.5 million will be payable in stock (based on the July 15, 1999 stock price) and $1.2 million will be payable in cash. While the number of shares of stock payable to those directors electing to be paid in stock was fixed, the amount of cash payable to those directors electing to be paid in cash will be based on the number of stock units awarded times the stock price at the payment date.

 (14) Restructuring Charges:
     ---------------------

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies between Frontier and us. Accordingly, we recorded the following restructuring expenses during 2001:

          Plano Restructuring
          In the second quarter of 2001, we approved a plan to close our operations support center in Plano, Texas by April 2002. In connection with this plan, we recorded a pre-tax charge of $14,557,000 in 2001. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring resulted in the reduction of 750 employees. We communicated with all affected employees during July 2001. Certain employees will be relocated, others have been offered severance, job training and/or outplacement counseling. As of December 31, 2001, approximately $1,678,000 was paid and 161 employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through December 31, 2001, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $1,426,000 through the second quarter of 2002.

          Sacramento Call Center Restructuring
          In the fourth quarter of 2001, we approved a plan to close our Sacramento Customer Care Center by the end of March 2002. In connection with this plan, we recorded a pre-tax charge of $731,000 in the fourth quarter of 2001. We will redirect the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 94 employees. We communicated with all affected employees during November 2001. These costs are expected to be paid in the first quarter 2002.

          ELI Restructuring
          In the first half of 2002, ELI intends to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI intends to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It is anticipated that this will lead to $4,179,000 of termination fees which have been accrued for but not paid for the year ended December 31, 2001.

     1999
     ----
     In the fourth quarter of 1999, we approved a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999.

     As of  December  31,  2001,  approximately  $4,413,000  has been  paid,  42 employees were terminated and six employees who were expected to be terminated took other positions within the company. The remaining employee was terminated in January 2002. At December 31, 2001 and 2000, we adjusted our original accrual down by $139,000 and $1,008,000, respectively, and the remaining accrual of $200,000 is included in other current liabilities at December 31, 2001. These costs will be paid in the first quarter 2002.

     In the third quarter of 1999, ELI announced two strategic decisions that led to $1,480,000 in exit costs. On August 24, 1999, ELI announced that it was eliminating its prepaid calling card and videoconferencing products, effective November 1, 1999. This initiative was taken as a result of ELI's decision to focus on its core business strategy. Prepaid calling cards are a high-volume, low-margin product that ELI determined did not support its strategy of accelerating profitability. On September 1, 1999, ELI announced that it was consolidating its national retail sales efforts in Dallas and closing six retail sales offices in the eastern United States by October 8, 1999. ELI has maintained all of its data points-of-presence and wholesale sale offices. As a result of both of these decisions, ELI eliminated 63 sales and sales support positions, and incurred charges relating to employee severance and facility shutdown costs. As of December 31, 2000, all costs associated with this decision were paid and no accrual remained.

                                              Original Accrued       Amount        Additional                      Remaining
                                                   Amount         Paid to Date      Accrual       Adjustments       Accrual
                                              ------------------  -------------- --------------- -------------- ----------------

2001 Plano Restructuring
Severance                                          $  9,352,532     $(1,385,577)    $   550,595     $ (324,833)    $  8,192,717
Benefits                                              1,535,322         (35,408)              -       (103,693)       1,396,221
Retention                                             1,178,210         (80,080)      1,792,531        (64,143)       2,826,518
Other                                                   936,032        (177,010)         26,937       (322,925)         463,034
                                              ------------------  -------------- ---------------                ----------------
Total                                              $ 13,002,096     $(1,678,075)    $ 2,370,063     $ (815,594)    $ 12,878,490
                                              ==================  ============== =============== ============== ================


2001 Sacramento Call Center Restructuring
Severance                                          $    551,805     $         -     $         -     $        -     $    551,805
Benefits                                                 93,829               -               -              -           93,829
Retention                                                85,243               -               -              -           85,243
                                              ------------------  -------------- --------------- -------------- ----------------
Total                                              $    730,877     $         -     $         -     $        -     $    730,877
                                              ==================  ============== =============== ============== ================

ELI 2001 Restructuring                             $  4,179,000     $         -     $         -     $        -     $  4,179,000

1999 Corporate Office Restructuring
For the year ended December 31, 1999               $  5,760,000     $  (221,000)    $         -     $        -     $  5,539,000
For the year ended December 31, 2000                  5,539,000      (3,993,000)     (1,008,000)             -          538,000
For the year ended December 31, 2001                    538,000        (199,000)       (139,000)             -          200,000

ELI 1999 Restructuring
For the year ended December 31, 1999               $  1,480,000     $(1,398,000)    $    52,000     $        -        $ 134,000
For the year ended December 31, 2000                    134,000        (493,000)        359,000              -                -


(15) Income Taxes:
     ------------
     The following is a reconciliation of the provision for income taxes for continuing operations computed at federal statutory rates to the effective rates:

                                                                            2001           2000            1999
                                                                       --------------- --------------  --------------
Consolidated tax provision at federal statutory rate                            35.0%          35.0%           35.0%
State income tax provisions (benefit), net of federal income tax               -10.8%          -6.4%            1.1%
Write-off of regulatory assets                                                 -11.7%           0.0%            0.0%
Nontaxable investment income                                                     2.6%           5.4%           -1.2%
Flow through depreciation                                                       -0.5%          -8.5%            2.8%
Tax reserve adjustment                                                           1.0%          -5.6%            0.6%
Minority interest                                                                0.0%           8.7%           -3.8%
All other, net                                                                   4.8%           3.7%           -0.1%
                                                                       --------------- --------------  --------------
                                                                                20.4%          32.3%           34.4%
                                                                       =============== ==============  ==============

     As of December 31, 2001 and 2000, accumulated deferred income taxes amounted to $423,486,000 and $443,103,000, respectively, and the unamortized deferred investment tax credits amounted to $6,058,000 and $8,209,000, respectively. Net income taxes paid (refunded) during the year were ($41,126,000), $37,935,000 and $885,000 for 2001, 2000 and 1999,
     respectively.

     The components of the net deferred income tax liability at December 31 are as follows:

($ in thousands)                                               2001           2000
                                                          --------------- --------------

Deferred income tax liabilities:
   Property, plant and equipment basis differences             $ 421,130      $ 424,378
   Regulatory assets                                                   -         21,135
   Other, net                                                     10,830         10,597
                                                          --------------- --------------
                                                                 431,960        456,110
                                                          --------------- --------------

Deferred income tax assets:
   Regulatory liabilities                                              -          1,641
   Deferred investment tax credits                                 2,416          3,157
                                                          --------------- --------------
                                                                   2,416          4,798
                                                          --------------- --------------
     Net deferred income tax liability                         $ 429,544      $ 451,312
                                                          =============== ==============

     The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)                                                             2001           2000            1999
                                                                       --------------- --------------  --------------

Income taxes charged (credited) to the income statement for
   continuing operations:
Current:
   Federal                                                                  $ (37,003)     $ (66,759)       $ 45,922
   State                                                                        5,168         (2,588)          2,334
                                                                       --------------- --------------  --------------
     Total current                                                            (31,835)       (69,347)         48,256

Deferred:
   Federal                                                                     10,791         46,647          26,584
   Investment tax credits                                                        (649)          (931)         (1,366)
   State                                                                        6,888          7,499           1,426
                                                                       --------------- --------------  --------------
     Total deferred                                                            17,030         53,215          26,644
                                                                       --------------- --------------  --------------
     Subtotal                                                                 (14,805)       (16,132)         74,900
Income taxes charged (credited) to the income statement for
   discontinued operations:
Current:
   Federal                                                                      5,093          2,749             (17)
   State                                                                          774            418              (3)
                                                                       --------------- --------------  --------------
     Total current                                                              5,867          3,167             (20)

Deferred:
   Federal                                                                      2,726          2,260           3,595
   Investment tax credits                                                        (332)          (326)           (320)
   State                                                                          686            620             662
                                                                       --------------- --------------  --------------
     Total deferred                                                             3,080          2,554           3,937
                                                                       --------------- --------------  --------------
     Subtotal                                                                   8,947          5,721           3,917
Income tax benefit on dividends on convertible preferred securities:
Current:
   Federal                                                                     (3,344)        (3,344)         (3,344)
   State                                                                         (508)          (508)           (508)
                                                                       --------------- --------------  --------------
     Subtotal                                                                  (3,852)        (3,852)         (3,852)
Income taxes charged (credited) to the income statement for
   extraordinary expense - Discontinuation of Statement of Financial
   Accounting Standards No. 71:
Deferred:
   Federal                                                                     15,500              -               -
   State                                                                        6,157              -               -
                                                                       --------------- --------------  --------------
     Subtotal                                                                  21,657              -               -
                                                                       --------------- --------------  --------------
       Total income taxes charged to the income statement (a)                  11,947        (14,263)         74,965

Income taxes charged (credited) to shareholders' equity:
Deferred income taxes (benefits) on unrealized gains or losses on
   securities classified as available-for-sale                                  2,908         (8,997)        (25,906)
Current benefit arising from stock options exercised                           (3,001)        (7,392)         (1,262)
                                                                       --------------- --------------  --------------
       Income taxes charged (credited) to shareholders' equity (b)                (93)       (16,389)        (27,168)

                                                                       --------------- --------------  --------------
Total income taxes: (a) plus (b)                                             $ 11,854      $ (30,652)       $ 47,797
                                                                       =============== ==============  ==============

     Our alternative minimum tax credit as of December 31, 2001 is $69,836,000, which can be carried forward indefinitely to reduce future regular tax liability. This benefit is presented as a reduction of accrued income taxes.

(16) Net Income (Loss) Per Common Share:
     ----------------------------------

     The reconciliation of the net income (loss) per common share calculation for the years ended December 31, 2001, 2000 and 1999 is as follows:

(In thousands, except per-share amounts)
                                                   2001                          2000                         1999
                                      -------------------------------  ---------------------------  ----------------------------
                                                 Weighted                      Weighted                      Weighted
                                                 Average                       Average                       Average
                                        Loss      Shares   Per Share    Loss    Shares   Per Share   Income   Shares   Per Share
                                      ---------- --------- ----------  ---------------------------  --------- ------------------
Net income (loss) per common share:
   Basic                              $ (89,682)  273,721             $ (28,394) 260,767            $ 144,486  259,335
   Carrying cost of equity forward
    contracts                            13,650         -                     -        -                    -        -
                                      ---------- ---------            ---------- --------           --------- ---------
   Available for common shareholders  $(103,332)  273,721   $ (0.38)  $ (28,394) 260,767  $ (0.11)  $ 144,486  259,335   $ 0.56
                                      ========== ========= ========== ========== ======== ========
   Effect of dilutive options                       5,831                         10,149                    -    2,925        -
                                                                                                    --------- ---------
   Diluted                                                                                          $ 144,486  262,260   $ 0.55
                                                                                                    ========= =========

     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income (loss) per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. We have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 7,779,000 potentially dilutive stock options at a range of $12.37 to $21.47 per share. These items were not included in the diluted net income (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 829,000 shares and 1,232,000 shares at December 31, 2001 and 2000 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

(17) Comprehensive Income (Loss):
     ---------------------------

     Our other comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                             2001
                                                          ------------------------------------------
                                                            Before-Tax    Tax Expense/   Net-of-Tax
($ in thousands)                                             Amount       (Benefit)       Amount
                                                          ------------- --------------- ------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $ (70,771)      $ (27,015)   $ (43,756)
   Add: Reclassification adjustments for net losses
     realized in net loss                                       78,168          29,923       48,245
                                                          ------------- --------------- ------------
Other comprehensive income                                   $   7,397       $   2,908    $   4,489
                                                          ============= =============== ============


                                                                             2000
                                                          ------------------------------------------
                                                           Before-Tax    Tax Expense/   Net-of-Tax
($ in thousands)                                             Amount       (Benefit)       Amount
                                                          ------------- --------------- ------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $ (40,377)      $ (15,457)   $ (24,920)
   Add: Reclassification adjustments for net losses
     realized in net loss                                       16,875           6,460       10,415
                                                          ------------- --------------- ------------
Other comprehensive loss                                     $ (23,502)      $  (8,997)   $ (14,505)
                                                          ============= =============== ============


                                                                             1999
                                                          ------------------------------------------
                                                           Before-Tax    Tax Expense/   Net-of-Tax
($ in thousands)                                             Amount       (Benefit)       Amount
                                                          ------------- --------------- ------------

Net unrealized gains on securities:
   Net unrealized holding gains arising during period        $  56,746       $  21,722    $  35,024
   Less: Reclassification adjustments for net gains
     realized in net income                                    124,421          47,628       76,793
                                                          ------------- --------------- ------------
Other comprehensive loss                                     $ (67,675)      $ (25,906)   $ (41,769)
                                                          ============= =============== ============

(18) Segment Information:
     -------------------

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

     Adjusted EBITDA is operating income (loss) plus depreciation and amortization. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. We use this measure to evaluate the operating performance of and allocate resources to our operating segments. EBITDA is a simple estimate of financial performance that is easily calculated by our operating managers. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.



($ in thousands)                                         For the year ended December 31, 2001
                               ---------------------------------------------------------------------------------------------
                                                                                                                  Total
                                   ILEC            ELI              Gas          Electric    Eliminations       Segments
                               -------------- --------------   --------------  ------------- --------------   --------------
Revenue                           $1,594,053      $ 226,640        $ 411,534      $ 228,015       $ (3,249)1    $ 2,456,993
Depreciation & Amortization          545,273         79,022              609          6,434            998 2        632,336
Operating Income (Loss)              220,956        (73,193)          47,916         35,335          2,028 2,3      233,042
Adjusted EBITDA                      766,229          5,829           48,525         41,769          3,026 3        865,378
Capital Expenditures, net            408,464         54,589  4        34,138         32,706              -          529,897
Assets                             7,072,288        902,348          441,654        666,283              -        9,082,573


($ in thousands)                                         For the year ended December 31, 2000
                               ---------------------------------------------------------------------------------------------
                                                                                                                  Total
                                   ILEC            ELI              Gas          Electric    Eliminations       Segments
                               -------------- --------------   --------------  ------------- --------------   --------------
Revenue                           $  963,743      $ 243,977        $ 374,751      $ 223,072       $ (3,185)1    $ 1,802,358
Depreciation & Amortization          276,250         61,663           19,228         28,629          1,837 2        387,607
Operating Income (Loss)              157,896        (59,876)           8,268         15,226            287 2,3      121,801
Adjusted EBITDA                      434,146          1,787           27,496         43,855          2,124 3        509,408
Capital Expenditures, net            345,395        108,909  4        51,457         29,482              -          535,243
Assets                             3,558,562        949,774          692,351        589,801              -        5,790,488


($ in thousands)                                         For the year ended December 31, 1999
                               ---------------------------------------------------------------------------------------------
                                                                                                                  Total
                                   ILEC            ELI              Gas          Electric    Eliminations       Segments
                               -------------- --------------   --------------  ------------- --------------   --------------
Revenue                           $  903,237      $ 187,008        $ 306,986      $ 203,822       $ (2,817)1    $ 1,598,236
Depreciation & Amortization          226,141         36,505           22,203         25,552           (216)2        310,185
Operating Income (Loss)              100,910        (94,066)          32,024         30,268          1,224 2,3       70,360
Adjusted EBITDA                      327,051        (57,561)          54,227         55,820          1,008 3        380,545
Capital Expenditures, net            275,804        180,342           66,951         43,634              -          566,731


1    Represents revenue received by ELI from our ILEC operations.
2 Represents amortization of the capitalized portion of intercompany interest related to our guarantees of ELI debt and leases and amortization of goodwill related to our purchase of ELI stock (see Note 12).
3 Represents the administrative services fee charged to ELI pursuant to the management services agreement between ELI and us.
4    Does not include approximately,  $33,985,000,  $102,192,000 and $60,321,000 of non-cash capital lease additions in 2001, 2000 and 1999, respectively.

     The reconciliation of income from continuing operations to adjusted EBITDA for the years ended December 31, 2001, 2000 and 1999 is as follows:


($ in thousands)                                     For the year ended December 31,
                                                   2001             2000            1999
                                              --------------   --------------  -------------
Income (loss) from continuing operations
  before extraordinary expense                    $ (63,926)       $ (40,071)     $ 136,599
Add back:
  Interest expense                                 (379,326)        (187,366)      (119,675)
  Dividends on convertible preferred
    securities, net of income tax benefit             6,210            6,210          6,210
  Income tax expense (benefit)                      (14,805)         (16,132)        74,900
  Other loss, net                                    (3,133)          (1,386)           (88)
Subtract:
  Gain on sale of assets                            139,304                -              -
  Investment income (loss), net                     (62,408)           4,736        243,885
  Minority interest                                       -           12,222         23,227
                                              --------------   --------------  -------------
Operating  income                                   233,042          121,801         70,360
Add back:
  Depreciation                                      632,336          387,607        310,185
                                              --------------   --------------  -------------
Adjusted EBITDA                                   $ 865,378        $ 509,408      $ 380,545
                                              ==============   ==============  =============


     The following tables are reconciliations of certain sector items to the total consolidated amount.

($ in thousands)                                     For the year ended December 31,
                                                  2001             2000            1999
                                              --------------   --------------  -------------

Capital Expenditures
Total segment capital expenditures             $    529,897      $   535,243      $ 566,731
General capital expenditures                            817            1,396          6,599
                                              --------------   --------------  -------------
Consolidated reported capital expenditures     $    530,714      $   536,639      $ 573,330
                                              ==============   ==============  =============

                                                       December 31,
Assets                                            2001             2000
                                              --------------   --------------
Total segment assets                           $  9,082,573      $ 5,790,488
General assets                                      724,236          446,916
Discontinued operations assets                      746,791          717,602
                                              --------------   --------------
Consolidated reported assets                   $ 10,553,600      $ 6,955,006
                                              ==============   ==============

(19) Supplemental Segment Information:
     --------------------------------

     Supplemental segment income statement information for the year ended December 31, 2001 is as follows:


                                                    For the year ended December 31, 2001
                                               ------------------------------------------------------------------------------------
     ( $ in thousands)                                                                       Discontinued Corporate and Consolidated
                                                 ILEC           ELI         Gas    Electric   Operations   Eliminations    Total
                                               ------------------------- ---------------------- ----------- -----------------------
     Revenue                                   $ 1,594,053   $  226,640   $ 411,534   $228,015    $      -   $  (3,249) $ 2,456,993

     Operating expenses:
      Cost of services                             129,408       67,610     282,061    123,223           -      (2,924)    599,378
      Depreciation and amortization                545,273       79,022         609      6,434           -         998     632,336
      Other operating expenses                     640,688      149,022      80,948     63,023           -      (3,351)    930,330
      Write-down of Global receivables              21,200            -           -          -           -           -      21,200
      Restructuring expenses                        15,148        4,179           -          -           -           -      19,327
      Acquisition assimilation expense              21,380            -           -          -           -           -      21,380
                                               ------------------------- ---------------------- ----------- ----------- -----------
         Total operating expenses                1,373,097      299,833     363,618    192,680           -      (5,277)  2,223,951
                                               ------------------------- ---------------------- ----------- ----------- -----------

         Operating income (loss)                   220,956      (73,193)     47,916     35,335           -       2,028     233,042

     Investment income (loss), net                 (64,287)           -       1,625        254           -           -     (62,408)
     Other income (loss), net                       (3,052)         311          24       (416)          -           -      (3,133)
     Gain on sale of assets                              -            -           -          -           -     139,304     139,304
     Interest expense                             (302,516)     (97,656)     (8,902)   (16,276)          -      46,024    (379,326)
                                               ------------------------- ---------------------- ----------- ----------- -----------

      Income (loss) from continuing operations
        before income taxes, dividends on convertible
        preferred securities and extraordinary
        expense                                   (148,899)    (170,538)     40,663     18,897           -     187,356     (72,521)

     Income tax expense (benefit)                  (55,107)       1,154      15,616      7,007           -      16,525     (14,805)
                                               ------------------------- ---------------------- ----------- ----------- -----------

      Income (loss) from continuing operations
        before dividends on convertible preferred
        securities and extraordinary expense       (93,792)    (171,692)     25,047     11,890           -     170,831     (57,716)

     Dividends on convertible preferred
        securities, net of income tax benefit        6,210            -           -          -           -           -       6,210
                                               ------------------------- ---------------------- ----------- ----------- -----------

      Income (loss) from continuing operations
        before extraordinary expense              (100,002)    (171,692)     25,047     11,890           -     170,831     (63,926)

     Income from discontinued operations,
        net of tax                                       -            -           -          -      17,875           -      17,875
                                               ------------------------- ---------------------- ----------- ----------- -----------

      Net income (loss) before extraordinary
        expense                                   (100,002)    (171,692)     25,047     11,890      17,875     170,831     (46,051)

      Extraordinary expense - discontinuation
        of Statement of Financial Accounting
        Standards No. 71, net of tax                     -           -          -           -            -     43,631       43,631
                                               ------------------------- ---------------------- ----------- ----------- -----------

      Net income (loss)                        $  (100,002)  $ (171,692)  $  25,047   $ 11,890    $ 17,875   $ 127,200  $  (89,682)
                                               ========================= ====================== =========== =========== ===========

(20) Discontinuation of SFAS 71:
     --------------------------
     We historically applied SFAS 71 in the preparation of our financial statements because our incumbent local exchange telephone properties (properties we owned prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier properties) were predominantly regulated in the past following a cost of service/rate of return approach. Beginning in the third quarter of 2001, these properties no longer met the criteria for application of SFAS 71 due to the continuing process of deregulation and the introduction of competition to our existing rural local exchange telephone properties, and our expectation that these trends will continue for all our properties.

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

     Discontinued application of SFAS 71 required us to write off all of the regulatory assets and liabilities of our incumbent local exchange telephone operations. As a result we recognized a non-cash extraordinary charge in our financial statements in the third quarter of 2001 as follows:

     ($ in thousands)

     Assets:
       Deferred income tax assets                                  $ 31,480
       Deferred cost of extraordinary plant retirements              25,348
       Deferred charges                                               6,885

     Liabilities:
       Plant related                                                (10,259)
       Deferred income tax liabilities                               (2,531)
                                                                    -------

     Pre-tax charge                                                  50,923
       Income tax benefit                                             7,292
                                                                   --------
     Extraordinary expense                                         $ 43,631
                                                                   ========

     Under SFAS 71, we depreciated our telephone plant for financial reporting purposes over asset lives approved by the regulatory agencies setting regulated rates. As part of the discontinuance of SFAS 71, we revised the depreciation lives of our core technology assets to reflect their estimated economic useful lives. Based upon our evaluation of the pace of technology change that is estimated to occur in certain components of our rural telephone networks, we have concluded that minor modifications are required in our asset lives for the major network technology assets as follows:

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

     To reflect the expectation that competitive entry will occur over time for certain of our properties acquired in prior purchase business combinations, we have shortened the amortization life for previously acquired franchise rights related to these properties to 20 years. This action was taken to reflect the fact that our dominant position in the market related to the existence of the prior monopoly in incumbent local exchange telephone service may be reduced over time as competitors enter our markets.

(21) Quarterly Financial Data (unaudited):
     ------------------------------------

($ in thousands, except per share amounts)
                                                                  First quarter  Second quarter  Third quarter  Fourth quarter
2001
Revenue                                                             $ 624,281       $ 505,741      $ 661,121     $ 665,850
Income (loss) before extraordinary expense                             19,723            (649)        43,190      (108,315)
Net income (loss)                                                      19,723            (649)          (441)     (108,315)
Income (loss) before extraordinary expense available to
  common shareholders per basic share                               $    0.08       $   (0.05)     $    0.15     $   (0.39)
Income (loss) before extraordinary expense available to
  common shareholders per diluted share                             $    0.07       $   (0.05)     $    0.15     $   (0.39)
Net income (loss) available to common shareholders per basic share  $    0.08       $   (0.05)     $   (0.01)    $   (0.39)
Net income (loss) available to common shareholders per diluted
  share                                                             $    0.07       $   (0.05)     $   (0.01)    $   (0.39)

2000
Revenue                                                             $ 448,702       $ 418,607      $ 452,710     $ 482,339
Net income (loss)                                                       7,326           3,012          1,467       (40,199)
Net income (loss) per basic share                                   $    0.03       $    0.01      $    0.01     $   (0.15)
Net income (loss) per diluted share                                 $    0.03       $    0.01      $    0.01     $   (0.15)

     The quarterly net income (loss) per common share amounts are rounded to the nearest cent. Annual net income (loss) per common share may vary depending on the effect of such rounding. Quarterly revenue has been retroactively revised from their original presentations to conform to current presentation.

     On July 2, 2001, we completed on the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363.4 million in cash. The pre-tax gain on the sale recognized in the third quarter was $139.3 million.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. The write-down of the net realizable value of Global receivables of $21.2 million for the year ended December 31, 2001 is related to the write-down of receivables from Global as a result of Global's filing for bankruptcy. We are integrating the Frontier acquisition from Global and have ongoing commercial relationships with Global affiliates. We will reserve a total of $30 million of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002. We recorded a write down of such receivables in the amount of $21.2 million in the fourth quarter of 2001, with the remainder recorded in the first quarter of 2002 for receivables generated after December 31, 2001 and prior to the Global bankruptcy filing on January 28, 2002.

     Restructuring expenses of $13.0 million for the third quarter and $6.3 million for the fourth quarter of 2001 are primarily related to our plan to close our operations support center in Plano, Texas by April 2002 and our Sacramento, California call center by March 2002 and ELI's decision to exit certain long haul markets. These restructurings are a result of our evaluation of our facilities to take advantage of operational and functional synergies.

     We recognized a loss of $79.0 million in the Adelphia investment as a reduction to investment income in the fourth quarter of 2001. This non-cash charge does not impact the carrying value of these securities which were stated at current market values on prior balance sheets. This charge reflects a decline in current trading values that have persisted for greater than a six month period.

     Deregulation of most of our local exchange telephone properties required us to cease application of SFAS 71 in the third quarter of 2001, resulting in a non-cash extraordinary charge of $43.6 million, net of tax, in our income statement.

     In the fourth quarter of 2000, we settled a proceeding with the Louisiana Public Service Commission. Louisiana Gas Service, our former subsidiary, refunded approximately $27 million to ratepayers during the month of January 2001, effected as a credit on customers' bills. As a result, we recorded approximately $29.7 million of charges to earnings in the fourth quarter of 2000. This amount included a reduction to revenue for the refund to customers of approximately $27 million and legal fees of approximately $2.7 million.

(22) Supplemental Cash Flow Information:
     ----------------------------------

     The following is a schedule of net cash provided by operating activities for the years ended December 31, 2001, 2000 and 1999:


($ in thousands)                                                   2001           2000           1999
                                                               -------------  -------------  -------------

Income (loss) from continuing operations                          $(107,557)     $ (40,071)     $ 136,599
    Extraordinary item                                               43,631              -              -
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization expense                           632,336        387,607        310,185
    Non-cash restructuring charge                                         -              -         36,136
    Investment write down                                            79,114              -              -
    Investment (gains)/losses                                           660         18,314       (221,088)
    Gain on sale of gas operations, net                            (137,849)             -              -

    Allowance for equity funds used during construction              (2,811)        (3,257)        (4,586)
    Deferred income tax and investment tax credit                    17,030         53,215         26,644
    Change in operating accounts receivable                          57,145        (11,685)        (1,966)
    Change in accounts payable and other                           (156,860)       (32,451)        52,066
    Change in accrued taxes and interest                            166,815        (28,944)        29,867
    Change in other assets                                          (71,275)       (43,225)         2,160
                                                               -------------  -------------  -------------
        Net cash provided by continuing operating activities      $ 520,379      $ 299,503      $ 366,017
                                                               =============  =============  =============


(23) Retirement Plans:
     -----------------

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

     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 2001 and 2000 and net periodic benefit cost for the years ended December 31, 2001, 2000 and 1999.


($ in thousands)                                                  2001          2000
                                                              ------------- --------------

Change in benefit obligation
Benefit obligation at beginning of year                          $ 282,024      $ 227,602
Service cost                                                        14,065         12,286
Interest cost                                                       37,680         18,772
Amendments                                                          (3,679)           275
Actuarial (gain)/loss                                               16,771         23,223
Acquisitions                                                       447,279         11,300
Benefits paid                                                      (34,213)       (11,434)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 759,927      $ 282,024
                                                              ============= ==============

Change in plan assets
Fair value of plan assets at beginning of year                   $ 249,400      $ 238,886
Actual return on plan assets                                       (13,337)         7,155
Acquisitions                                                       583,190         12,622
Employer contribution                                               13,253          2,171
Benefits paid                                                      (34,213)       (11,434)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 798,293      $ 249,400
                                                              ============= ==============

(Accrued)/Prepaid benefit cost
Funded status                                                    $  38,366      $ (32,624)
Unrecognized net liability                                              60            103
Unrecognized prior service cost                                     (1,599)         1,795
Unrecognized net actuarial (gain)/loss                              96,860         21,900
                                                              ------------- --------------
(Accrued)/Prepaid benefit cost                                   $ 133,687      $  (8,826)
                                                              ============= ==============

                                                                  For the years ended December 31,
                                                                  2001          2000           1999
                                                              ------------- -------------- -------------
Components of net periodic benefit cost
Service cost                                                      $ 14,065       $ 12,286      $ 13,234
Interest cost on projected benefit obligation                       37,680         18,772        17,200
Return on plan assets                                              (44,852)       (19,743)      (19,081)
Net amortization and deferral                                         (242)           196           175
                                                              ------------- -------------- -------------
 Net periodic benefit cost                                        $  6,651       $ 11,511      $ 11,528
                                                              ============= ============== =============

     Assumptions used in the computation of pension costs/ year-end benefit obligations were as follows:

                                                         2001           2000
                                                         ----           ----
Discount rate                                         7.5%/7.25%     8.0%/7.5%
Expected long-term rate of return on plan assets      8.25%/N/A      8.25%/N/A
Rate of increase in compensation levels               4.0%/4.0%      4.0%/4.0%

     In November 2000 and June 2001, we acquired Verizon Illinois and Frontier, respectively, including their pension benefit plans. The Illinois acquisition increased the pension benefit obligation by $4,665,000 and the fair value of plan assets by $6,378,000 of December 31, 2001.

     Included in pension benefit obligation is $442,614,000 and in the fair value of plan assets is $576,812,000 as of December 31, 2001, each attributable to the Frontier acquisition. As part of the Frontier acquisition, Global and we agreed to the transfer, effective as of July 1, 2001, to a trust established under our pension plan of liabilities and assets, other than liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition and assets attributable to such liabilities (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation). While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, Global has failed to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such letter if Global does not do so as required by the Frontier stock purchase agreement.


                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     We provide certain medical, dental and life insurance benefits for retired employees and their beneficiaries and covered dependents. The following table sets forth the plan's benefit obligations and the postretirement benefit liability recognized on our balance sheets at December 31, 2001 and 2000 and net periodic postretirement benefit costs for the years ended December 31, 2001, 2000 and 1999:

($ in thousands)                                                  2001          2000
                                                              ------------- --------------
Change in benefit obligation
Benefit obligation at beginning of year                          $  59,191       $ 45,528
Service cost                                                           937            652
Interest cost                                                        8,812          3,943
Plan participants' contributions                                     1,023            700
Curtailments/settlements                                           (14,223)          (812)
Actuarial (gain)/loss                                               20,321          8,733
Acquisitions                                                       119,611          3,441
Amendments                                                              20              -
Benefits paid                                                       (5,350)        (2,994)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 190,342       $ 59,191
                                                              ============= ==============

Change in plan assets
Fair value of plan assets at beginning of year                   $  25,412       $ 20,460
Actual return on plan assets                                           310          1,093
Benefits paid                                                       (1,464)             -
Employer contribution                                                1,498          1,498
Acquisitions                                                         3,334          2,361
                                                              ------------- --------------
Fair value of plan assets at end of year                         $  29,090       $ 25,412
                                                              ============= ==============
Accrued benefit cost
Funded status                                                    $(161,252)      $(33,779)
Unrecognized transition obligation                                     258            281
Unrecognized prior service cost                                         18              -
Unrecognized (gain)                                                 18,174         (4,832)
                                                              ------------- --------------
Accrued benefit cost                                             $(142,802)      $(38,330)
                                                              ============= ==============


                                                                   For the years ended December 31,
                                                                   2001          2000           1999
                                                              ------------- -------------- -------------
Components of net periodic postretirement benefit costs
Service cost                                                       $   937        $   652       $   781
Interest cost on projected benefit obligation                        8,812          3,943         3,431
Return on plan assets                                               (2,227)        (1,688)       (1,544)
Net amortization and deferral                                          229           (770)         (828)
Curtailment (gain)/loss                                                  -           (757)            -
Settlement (gain)/loss                                                 491              -             -
Acquisition (gain)/loss                                                  -            581             -
                                                              ------------- -------------- -------------
Net periodic postretirement benefit cost                           $ 8,242        $ 1,961       $ 1,840
                                                              ============= ============== =============

     For purposes of measuring year end benefit obligations, we used the same discount rates as were used for the pension plan and a 9% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2020 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $835,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $17,188,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(689,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(14,821,000).

     In August 1999, our Board of Directors approved a plan of divestiture for the public services properties. As such, any pension and/or postretirement gain or loss associated with the divestiture of these properties will be recognized when realized.

     In November 2000 and June 2001, we acquired Verizon Illinois and Frontier Corp., respectively, including their postretirement benefit plans. The Illinois acquisition increased the accumulated postretirement benefit obligation by $792,000 as of December 31, 2001. The Frontier Corp. acquisition increased the accumulated postretirement benefit obligation by $118,819,000 and the fair value of plan assets by $3,334,000 as of June 29, 2001.

                              401(k) Savings Plans
                              --------------------
     We sponsor employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, we provide matching contributions in our stock based on qualified employee contributions. Matching contributions were $6,878,000, $5,973,000 and $5,850,000 for 2001, 2000 and 1999, respectively.

(24) Commitments and Contingencies:
     -----------------------------

     We have budgeted capital expenditures in 2002 of approximately $525.6 million, including $483.6 million for ILEC and ELI and $42.0 million for gas and electric. Certain commitments have been entered into in connection therewith.

     In December 1999, we entered into a three-year agreement with Nortel to outsource elements of DMS central office engineering and commissioning of our network. Our commitment under this agreement is $35,000,000 for 2002. The 2002 capital cost of this contract is included in the 2002 budgeted capital expenditures, presented above.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases for continuing operations are as follows:

($ in thousands)              Year            Amount
                          --------------   --------------
                              2002              $ 25,777
                              2003                23,933
                              2004                19,135
                              2005                16,602
                              2006                15,521
                           thereafter             60,849
                                           --------------
                              Total            $ 161,817
                                           ==============

     Total rental expense included in our results of operations for the years ended December 31, 2001, 2000 and 1999 was $38,829,000, $33,042,000 and
     $30,855,000, respectively. We sublease, on a month to month basis, certain office space in our corporate office to a charitable foundation formed by our Chairman.

     In 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain communications networks and fiber cable links. ELI served as agent for the construction of these projects and, upon completion of each project, leased the facilities for a three-year term, with one-year renewals available through April 30, 2002. At December 31, 2001, 2000 and 1999, ELI was leasing assets under this agreement with an original cost of approximately $108,541,000. In January 2002, ELI exercised its option to purchase the facilities at the end of the lease term for the amount of the lessor's average investment in the facilities. Payments under the lease depend on current interest rates, and assuming continuation of current interest rates, payments would approximate $6.7 million annually through April 30, 2002 and, a final payment of approximately $110 million in 2002. We have guaranteed all obligations of ELI under this operating lease.

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

     Minimum payments on operating leases are included in the table above. For payments on capital leases, see Note 9.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees. We also purchase capacity and associated energy from various electric energy and natural gas suppliers. Some of these contracts obligate us to pay certain capacity costs whether or not energy purchases are made. These contracts are intended to complement the other components in our power supply to achieve the most economic mix reasonably available. At December 31, 2001, the estimated future payments for long distance contracts, and capacity and energy that we are obligated for are as follows:

                                                               Public
($ in thousands)              Year          ILEC / ELI        Services            Total
                          --------------   --------------   --------------    --------------
                              2002              $ 68,627         $ 36,726         $ 105,353
                              2003                43,040           33,040            76,080
                              2004                17,678           33,541            51,219
                              2005                     -           29,116            29,116
                              2006                     -           29,706            29,706
                           thereafter                  -          281,345           281,345
                                           --------------   --------------    --------------
                              Total             $129,345         $443,474         $ 572,819
                                           ==============   ==============    ==============


     The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 2001, 2000 and 1999, our obligation under the agreement is approximately 10% of the total contract. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on our financial results.

     At December 31, 2001, we have outstanding performance letters of credit as follows:

     ($ in thousands)

          Qwest                                         $ 64,280
          Insurance Letters of credit to CNA              16,238
          Water/wastewater projects                        2,360
          ELI projects                                        60
                                                    ------------
             Total                                      $ 82,938
                                                        ========

     None of the above letters of credit restrict our cash balances. In addition, we have issued $281,680 of letters of credit where we are required to maintain restricted cash balances in the same amount. This amount has been segregated from cash on our balance sheet and is included as a component of other current assets.

     On July 20, 2001, we notified Qwest Corporation that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/ Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been tentatively scheduled to commence in the fourth quarter of 2002.

     On December 21, 2001, we entered into a settlement agreement that, if approved by the court, will resolve all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al.
     v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by the company, we will pay the class members $5.5 million in satisfaction of all claims. This settlement must be approved by the court, which is expected to occur sometime during the first half of 2002. The company has accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001.

     We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, after considering insurance coverages, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The Board of Directors and Shareholders
Citizens Communications Company:

We have audited and reported separately herein on the balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2001 and 2000 and the related statements of income (loss), shareholders' equity, comprehensive income
(loss) and cash flows for each of the years in the three-year period ended December 31, 2001.

Our audits were made for the purpose of forming an opinion on the basic financial statements of Citizens Communications Company and subsidiaries taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                        /S/KPMG LLP

New York, New York
March 6, 2002

Schedule II

                             Citizens Communications
                        Valuation and Qualifying Accounts
                                ($ In thousands)


                                              Balance at       Charged to                                      Balance at
                                             Beginning of      Revenue or        Frontier                        End of
    Accounts                                    Period           Expense       Acquisition      Deductions       Period
                                             ------------      ----------      -----------    -------------    ----------

    Allowance for doubtful accounts
    1999                                        $18,348          $19,145           $   -       $ (9,215)         28,278
    2000                                         28,278           16,719               -        (21,084)         23,913
    2001                                         23,913           41,233          10,709         (8,254)         67,601
