Form 10-Q
period 2002-03-31
CITIZENS COMMUNICATIONS CO
filed 2002-05-15
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                        Commission file number 001-11001
                                               ---------


                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   06-0619596
------------------------------                -----------------------------
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

The number of shares outstanding of the registrant's class of common stock as of April 30, 2002 was 281,806,947.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                                   2

    Consolidated Statements of Income (Loss) for the three months ended March 31, 2002 and 2001           3

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and the
       three months ended March 31, 2002                                                                  4

    Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31,
       2002 and 2001                                                                                      4

    Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001                 5

    Notes to Condensed Consolidated Financial Statements                                                  6

    Management's Discussion and Analysis of Financial Condition and Results of Operations                18

    Quantitative and Qualitative Disclosures about Market Risk                                           27

Part II.  Other Information

    Legal Proceedings                                                                                    30

    Exhibits and Reports on Form 8-K                                                                     30

    Signature                                                                                            32

                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)


                                                                                    March 31, 2002      December 31, 2001
                                                                                  -----------------     ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                         $    972,751          $    215,869
    Accounts receivable, net                                                               305,277               311,878
    Other current assets                                                                    51,159               150,573
    Assets held for sale                                                                 1,103,657             1,107,937
    Assets of discontinued operations                                                            -               746,791
                                                                                  -----------------     -----------------
      Total current assets                                                               2,432,844             2,533,048

Property, plant and equipment, net                                                       4,429,115             4,512,038

Intangibles, net                                                                         2,909,716             2,978,942
Investments                                                                                 88,979               141,208
Other assets                                                                               372,956               388,364
                                                                                  -----------------     -----------------
           Total assets                                                               $ 10,233,610          $ 10,553,600
                                                                                  =================     =================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                                $    461,062          $    483,906
    Accounts payable and other current liabilities                                         642,607               625,575
    Liabilities related to assets held for sale                                            175,523               218,775
    Liabilities of discontinued operations                                                       -               228,337
                                                                                  -----------------     -----------------
      Total current liabilities                                                          1,279,192             1,556,593

Deferred income taxes                                                                      383,767               429,544
Customer advances for construction and contributions in aid of construction                183,717               183,319
Other liabilities                                                                          237,885               241,846
Equity units                                                                               460,000               460,000
Long-term debt                                                                           5,453,053             5,534,906
                                                                                  -----------------     -----------------
      Total liabilities                                                                  7,997,614             8,406,208

Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                 201,250               201,250

Shareholders' equity
    Common stock, $.25 par value (600,000,000 authorized shares; 281,640,000 and 281,289,000 outstanding and 293,200,000 and 292,840,000 issued at
      March 31, 2002 and December 31, 2001, respectively)                                   73,300                73,210
    Additional paid-in capital                                                           1,933,150             1,927,518
    Retained earnings                                                                      213,090               129,864
    Accumulated other comprehensive income                                                   4,614                 4,907
    Treasury stock                                                                        (189,408)             (189,357)
                                                                                  -----------------     -----------------
       Total shareholders' equity                                                        2,034,746             1,946,142
                                                                                  -----------------     -----------------
           Total liabilities and equity                                               $ 10,233,610          $ 10,553,600
                                                                                  =================     =================

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                                     2002             2001
                                                                                               --------------   --------------
 Revenue                                                                                           $ 679,334        $ 624,281

Operating expenses:
     Cost of services                                                                                128,238          226,121
     Other operating expenses                                                                        260,854          204,571
     Depreciation and amortization                                                                   178,174          105,706
     Write-down of Global Crossing receivables                                                         7,804                -
     Restructuring and other expenses                                                                  3,905                -
                                                                                               --------------   --------------
Total operating expenses                                                                             578,975          536,398
                                                                                               --------------   --------------

Operating income                                                                                     100,359           87,883

Investment and other income (loss), net                                                              (48,508)           2,784
Interest expense                                                                                     122,050           61,452
                                                                                               --------------   --------------
     Income (loss) from continuing operations before income taxes, dividends on
      convertible preferred securities and cumulative effect of change in accounting principle       (70,199)          29,215
Income tax expense (benefit)                                                                         (26,942)           9,047
                                                                                               --------------   --------------
     Income (loss) from continuing operations before dividends on convertible
       preferred securities and cumulative effect of change in  accounting principle                 (43,257)          20,168

Dividends on convertible preferred securities, net of income tax benefit                               1,553            1,553
                                                                                               --------------   --------------
Income (loss) from continuing operations before cumulative effect of change
       in accounting principle                                                                       (44,810)          18,615

Income (loss) from discontinued operations, net of tax expense (benefit) of  $(920)
        and $70, respectively                                                                         (1,478)           1,108
Gain on disposal of water segment, net of tax of  $139,874                                           169,326                -
                                                                                               --------------   --------------
      Total income from discontinued operations, net of tax of  $138,954 and $70, respectively       167,848            1,108

                                                                                               --------------   --------------
Income before cumulative effect of change in accounting principle                                    123,038           19,723
Cumulative effect of change in accounting principle                                                  (39,812)               -
                                                                                               --------------   --------------
Net income                                                                                         $  83,226        $  19,723
                                                                                               ==============   ==============


Basic income (loss) per common share:
     Income (loss) from continuing operations before cumulative effect of
       change in accounting principle                                                                  (0.16)            0.07
     Income from discontinued operations                                                                0.60             0.00
     Income before cumulative effect of change in accounting principle                                  0.44             0.08
     Loss from cumulative effect of change in accounting principle                                      0.14                -
     Net income for common shareholders                                                                 0.30             0.08

Diluted income (loss) per common share:
     Income (loss) from continuing operations before cumulative effect of
       change in accounting principle                                                                  (0.16)            0.07
     Income from discontinued operations                                                                0.59             0.00
     Income before cumulative effect of change in accounting principle                                  0.43             0.07
     Loss from cumulative effect of change in accounting principle                                      0.14                -
     Net income for common shareholders                                                                 0.29             0.07


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE THREE MONTHS ENDED MARCH 31, 2002
                   ( $ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                   Accumulated
                                          Common      Additional                     Other                       Total
                                           Stock       Paid-In        Retained    Comprehensive  Treasury    Shareholders'
                                        ($0.25 par)    Capital        Earnings    Income (Loss)   Stock         Equity
                                        ------------ -------------  ------------- ------------- ------------ --------------

Balances January 1, 2001                   $ 66,442   $ 1,471,816      $ 233,196      $   418    $ (51,871)    $ 1,720,001
   Common stock offering                      6,289       283,272              -            -            -         289,561
   Equity units offering                          -         4,968              -            -            -           4,968
   Stock plans                                  479        17,449              -            -       12,527          30,455
   Settlement of equity forward contracts         -       150,013        (13,650)           -     (150,013)        (13,650)
   Net loss                                       -             -        (89,682)           -            -         (89,682)
   Other comprehensive loss, net of tax
     and reclassifications adjustments            -             -              -        4,489            -           4,489
                                        ------------ -------------  ------------- ------------  -----------  --------------
Balances December 31, 2001                   73,210     1,927,518        129,864        4,907     (189,357)      1,946,142
   Stock plans                                   90         5,632              -            -          (51)          5,671
   Net income                                     -             -         83,226            -            -          83,226
   Other comprehensive loss, net of tax
     and reclassifications adjustments            -             -              -         (293)           -            (293)
                                        ------------ -------------  ------------- ------------  -----------  --------------
Balances March 31, 2002                    $ 73,300   $ 1,933,150      $ 213,090      $ 4,614    $(189,408)    $ 2,034,746
                                        ============ =============  ============= ============  ===========  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                ($ in thousands)
                                   (Unaudited)

                                                                            For the three months ended March 31,
                                                                          -----------------------------------------
                                                                                2002                   2001
                                                                          ------------------    -------------------

Net income                                                                         $ 83,226               $ 19,723
Other comprehensive loss, net of tax and reclassification adjustments                  (293)               (19,623)
                                                                          ------------------    -------------------
  Total comprehensive income                                                       $ 82,933               $    100
                                                                          ==================    ===================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                ($ in thousands)


                                                                                2002              2001
                                                                          ----------------  ----------------

Net cash provided by continuing operating activities                            $ 280,031         $ 152,766

Cash flows from investing activities:
       Capital expenditures                                                       (69,599)         (113,969)
       Securities purchased                                                          (450)             (522)
       Securities sold                                                                  -             1,245
       Securities matured                                                           2,014                 -
       Other                                                                          447               531
                                                                          ----------------  ----------------
Net cash used by investing activities                                             (67,588)         (112,715)

Cash flows from financing activities:
       Long-term debt borrowings                                                        -            39,871
       Long-term debt principal payments                                         (148,097)         (118,853)
       Issuance of common stock                                                     4,832             9,118
       Customer advances for construction and contributions
         in aid of construction                                                     1,402            (1,523)
                                                                          ----------------  ----------------
Net cash used by financing activities                                            (141,863)          (71,387)

Cash (used by) provided by discontinued operations                                686,302            (4,671)
                                                                          ----------------  ----------------

(Decrease) increase in cash and cash equivalents                                  756,882           (36,007)
Cash and cash equivalents at January 1,                                           215,869            70,086
                                                                          ----------------  ----------------

Cash and cash equivalents at March 31,                                          $ 972,751         $  34,079
                                                                          ================  ================


Non-cash investing and financing activities:
       Increase in capital lease asset                                          $       -         $  23,412
       Equity forward contracts                                                 $       -         $  49,556



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)    Summary of Significant Accounting Policies:
       ------------------------------------------
      (a) Basis of Presentation and Use of Estimates:
          Citizens Communications Company and its subsidiaries are referred to as "we," "us" or "our" in this report. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in United States of America and should be read in conjunction with the consolidated financial statements and notes included in our 2001 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Preparing financial statements in conformity with GAAP required us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Certain information and footnote disclosures have been excluded and/or condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

      (b) Cash Equivalents:
          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      (c) Regulatory Assets and Liabilities:
          Certain of our local exchange telephone operations were and all of our public utilities services operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". For these entities, regulators can establish regulatory assets and liabilities that are required to be reflected on the balance sheet in anticipation of future recovery through the ratemaking process. In the third quarter of 2001, due to the continued process of deregulation and the introduction of competition to our rural local exchange telephone properties and our expectation that these trends will continue, we concluded it was appropriate to discontinue the application of SFAS 71 for our local exchange telephone properties. Regulatory assets and liabilities for our public utility services operations are included in assets held for sale and liabilities related to assets held for sale and discontinued operations.

      (d) Revenue Recognition:
          Incumbent Local Exchange Carrier (ILEC) - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of accounts payable and other current liabilities on our balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue on our statement of income and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceed installation fee revenue.

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

      (e) Minority Interest and Minority Interest in Subsidiary:
          We own all of ELI's Class B common stock and 27,571,332 shares of its Class A common stock, in total representing an 85% economic interest in ELI. Since ELI's initial public offering in 1997, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero. From that date forward, we discontinued recording minority interest income on our income statement as there is no obligation for the minority interests to provide additional funding for ELI. Therefore, we are recording ELI's entire loss in our consolidated results.

       (f) Net Income Per Common Share:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on.

      (g) Derivative Instruments and Hedging Activities:
          Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

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

          We also formally assess, both at the hedge's inception and on the ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we would discontinue hedge accounting prospectively.

          All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

          We entered into interest rate swap arrangements in December 2001 related to a portion of our fixed rate debt. This hedge strategy satisfies the fair value hedging requirements of SFAS 133. As a result, the fair value of the hedge is carried on the balance sheet in other current assets and the related underlying liability is also adjusted to fair value by the same amount.

      (h) Intangibles:
          Intangibles represent the excess of purchase price over the fair value of identifiable assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. We regularly examine the carrying value of our goodwill and other identifiable intangibles to determine whether there are any impairment losses (see Note 5).

(2)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment at March 31, 2002 and December 31, 2001 is as follows:

($ in thousands)                              March 31, 2002        December 31, 2001
                                           --------------------   --------------------

Property, plant and equipment                      $ 6,753,060            $ 6,699,928
Less accumulated depreciation                       (2,323,945)            (2,187,890)
                                           --------------------   --------------------
    Property, plant and equipment, net             $ 4,429,115            $ 4,512,038
                                           ====================   ====================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $147,820,000 and $92,383,000 for the three months ended March 31, 2002 and 2001, respectively.

(3)  Frontier Acquisition:
     ---------------------
     On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owns approximately 1,096,700 telephone access lines (as of December 31,
     2000) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373,000,000 in cash. This transaction has been accounted for using the purchase method of accounting. The results of operations have been included in our financial statements from the date of acquisition. Currently, our appraisal valuation for Frontier is preliminary.

(4)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309,200,000.

          Electric
          --------
          In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000. The transaction, which is subject to regulatory approvals, is expected to close by March 2003.

          Gas
          ---
          On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363,436,000 in cash. The pre-tax gain on the sale recognized in the third quarter of 2001 was $139,304,000.

          On November 30, 2001, we sold our Colorado Gas division to Kinder Morgan for approximately $8,900,000 in cash after purchase price adjustments.

     Discontinued operations in the consolidated statements of income (loss) reflect the results of operations of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses.

     We accounted for the planned divestiture of all our water and wastewater properties as discontinued operations. Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, all of our gas and electric assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. Additionally, we no longer record depreciation expense on the gas assets and electric assets. Such depreciation expense would have been an additional $10.5 million and $13.9 million for the three months ended March 31, 2002 and 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

Summarized   financial   information   for   the   water/wastewater   operations
(discontinued operations) is set forth below:

     ($ in thousands)                                    For the three months ended March 31,
                                                      -------------------------------------------
                                                             2002                    2001
                                                      --------------------    -------------------
     Revenue                                                $    4,650               $ 24,094
     Operating income (loss)                                $     (419)              $  3,762
     Income tax expense (benefit)                           $     (920)              $     70
     Income (loss) from discontinued
       operations, net of tax                               $   (1,478)              $  1,108
     Gain on disposal of water segment, net of tax          $  169,326               $      -


Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:

($ in thousands)                                 March 31, 2002       December 31, 2001
                                               --------------------  --------------------

Current assets                                         $    66,940           $    66,511
Net property, plant and equipment                          817,096               805,653
Other assets                                               219,621               235,773
                                               --------------------  --------------------
Total assets held for sale                             $ 1,103,657           $ 1,107,937
                                               ====================  ====================

Current liabilities                                    $    70,908           $    71,259
Long-term debt                                         $         -           $    43,400
Other liabilities                                          104,615               104,116
                                               --------------------  --------------------
Total liabilities related to assets held
  for sale                                             $   175,523           $   218,775
                                               ====================  ====================

(5)  Intangibles:
     -----------
     Intangibles at March 31, 2002 and December 31, 2001 are as follows:

                                                                    As of March 31, 2002
                                                           ----------------------------------------------------------
                                                           Gross Carrying         Accumulated        Net Carrying
              ($ in thousands)                                  Amount            Amortization           Amount
                                                           ------------------   ------------------  -----------------
              Goodwill                                           $ 2,029,159           $ (127,486)       $ 1,901,673
              Customer base and trade name                         1,077,398              (69,355)         1,008,043
                                                           ------------------   ------------------  -----------------
                  Total intangibles                              $ 3,106,557           $ (196,841)       $ 2,909,716
                                                           ==================   ==================  =================


                                                                  As of December 31, 2001
                                                           ----------------------------------------------------------
                                                             Gross Carrying         Accumulated        Net Carrying
              ($ in thousands)                                  Amount            Amortization           Amount
                                                           ------------------   ------------------  -----------------
              Goodwill                                           $ 2,068,032           $ (127,441)       $ 1,940,591
              Customer base and tradename                          1,077,398              (39,047)         1,038,351
                                                           ------------------   ------------------  -----------------
                  Total intangibles                              $ 3,145,430           $ (166,488)       $ 2,978,942
                                                           ==================   ==================  =================

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

     We were willing to pay a premium (i.e. goodwill) over the fair value of the tangible and identifiable intangible assets acquired less liabilities assumed in order to obtain product cross-selling opportunities, economies of scale (e.g. cost savings opportunities), and the potential benefit resident in expected population/demographic trends.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually (see Note 13). The amortization of goodwill ceased upon adoption of the statement on January 1, 2002, and applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized.

     The following table presents a reconciliation between reported net income and adjusted net income. Adjusted net income excludes amortization expense recognized in prior periods related to goodwill that is no longer being amortized.


              (In thousands, except per-share amounts)      For the three months ended March 31,
                                                           ---------------------------------------
                                                                  2002                 2001
                                                           ------------------   ------------------
              Reported net income                                   $ 83,226             $ 19,723
              Add back: Goodwill amortization, net of tax                  -                7,246
                                                           ------------------   ------------------
              Adjusted net income                                   $ 83,226             $ 26,969
                                                           ==================   ==================

              Basic earnings per share:
              ------------------------
              Reported net income                                   $   0.30             $   0.08
              Goodwill amortization, net of tax                            -                 0.03
                                                           ------------------   ------------------
              Adjusted net income                                   $   0.30             $   0.11
                                                           ==================   ==================

              Diluted earnings per share:
              --------------------------
              Reported net income                                   $   0.29             $   0.07
              Goodwill amortization, net of tax                            -                 0.03
                                                           ------------------   ------------------
              Adjusted net income                                   $   0.29             $   0.10
                                                           ==================   ==================

(6)  Restructuring Charges:
     ----------------------

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies between Frontier and us.

          Plano Restructuring
          In the second quarter of 2001, we adopted plan to close our operations support center in Plano, Texas by August 2002. In connection with this plan, we recorded a pre-tax charge of $14,557,000 in 2001 and $839,000 for the three months ended March 31, 2002. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring will result in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees will be relocated, others have been offered severance, job training and/or outplacement counseling. As of March 31, 2002, approximately $8,743,000 was paid and 688 employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through March 31, 2002, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $300,000 through the third quarter of 2002.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of $731,000 in the fourth quarter of 2001 and $62,000 for the three months ended March 31, 2002. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 98 employees. We communicated with all affected employees during November 2001. As of March 31, 2002, approximately $398,000 was paid and 81 employees were terminated. We expect to incur additional costs of approximately $8,000 through the second quarter of 2002.

          ELI Restructuring
          In the first half of 2002, ELI intends to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI intends to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees which were accrued for but not paid at December 31, 2001. In the first quarter 2002, ELI adjusted their original accrual down by $2,100,000 due to the favorable settlement of termination charges for an off-net circuit agreement. The remaining accrual of $2,079,000 is included in current liabilities at March 31, 2002.

     1999
     ----
     In the fourth quarter of 1999, we adopted a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999. As of March 31, 2002, approximately $4,413,000 has been paid, 42 employees were terminated and six employees who were expected to be terminated took other positions within the company. The remaining employee was terminated in February 2002. These costs will be paid in the second quarter 2002. At December 31, 2001 and 2000, we adjusted our original accrual down by $139,000 and $1,008,000, respectively, and the remaining accrual of $200,000 is included in other current liabilities at March 31, 2002.



                   2001                         Severance         Benefits      Retention        Other          Total
                                            ------------------- -------------- -------------  ------------- ---------------

2001 Plano Restructuring
Original accrued amount                                $ 9,353        $ 1,535       $ 1,178        $   936         $13,002
Amount paid                                             (1,386)           (35)          (80)          (177)         (1,678)
Additional accrual                                         551              -         1,793             27           2,371
Adjustments                                               (325)          (104)          (64)          (323)           (816)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 12/31/2001                                     8,193          1,396         2,827            463          12,879
                                            ------------------- -------------- -------------  ------------- ---------------
Amount paid                                             (4,870)             -        (2,083)          (112)         (7,065)
Additional accrual                                          25              -           923              -             948
Adjustments                                                (63)           (28)          (18)             -            (109)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 3/31/2002                                    $ 3,285        $ 1,368       $ 1,649        $   351         $ 6,653
                                            =================== ============== =============  ============= ===============


2001 Sacramento Call Center Restructuring
Accrued @ 12/31/2001                                   $   552        $    94       $    85        $     -         $   731
Amount paid                                               (317)             -           (81)             -            (398)
Additional accrual                                          45              -           107              -             152
Adjustments                                                (72)           (11)           (7)             -             (90)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 3/31/2002                                    $   208        $    83       $   104        $     -         $   395
                                            =================== ============== =============  ============= ===============

ELI 2001 Restructuring
Accrued @ 12/31/2001                                   $     -        $     -       $     -        $ 4,179         $ 4,179
Amount paid                                                  -              -             -              -               -
Additional accrual                                           -              -             -              -               -
Adjustments                                                  -              -             -         (2,100)         (2,100)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 3/31/2002                                    $     -        $     -       $     -        $ 2,079         $ 2,079
                                            =================== ============== =============  ============= ===============


                                             Original Accrued       Amount        Accrual       Remaining
                   1999                           Amount         Paid to Date    Adjustments     Accrual
                                            ------------------- -------------- -------------  -------------

1999 Corporate Office Restructuring
For the year ended December 31, 1999                   $ 5,760        $  (221)      $     -        $ 5,539
For the year ended December 31, 2000                     5,539         (3,993)       (1,008)           538
For the year ended December 31, 2001                       538           (199)         (139)           200
For the three months ended March 31, 2002                  200              -             -            200


(7)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2001 to March 31, 2002 is as followed:

                                                                 Three Months Ended
                                                     -------------------------------------------                  Interest *
                                                                                                                   Rate at
                                          December 31,  Borrowings/     Reclass/      Payments/     March 31,      March 31,
($ in thousands)                             2001      Acquisitions      Other      Dispositions      2002           2002
                                         ------------- ------------- -------------- ------------- -------------  --------------
FIXED RATE

    Rural Utilities Service Loan Contracts $  110,860           $ -       $      -    $  (79,318)  $    31,542          6.210%

    Debentures                                850,778             -              -             -       850,778          7.464%

    2001 Notes                              3,700,430             -           (364)            -     3,700,066          8.501%

    Equity Units                              460,000             -              -             -       460,000          7.480%


    Senior Unsecured Notes                    108,825             -              -       (37,806)       71,019          7.833%

    ELI Notes                                 325,000             -              -             -       325,000          6.232%
    ELI Capital Leases                        137,382             -              -          (506)      136,876         11.781%
    Industrial Development Revenue Bonds      249,205                                    (30,100)      219,105          6.313%
    Other                                          54             -              -            (3)           51         12.985%

                                         ------------- ------------- -------------- ------------- -------------
TOTAL FIXED RATE                            5,942,534             -           (364)     (147,733)    5,794,437
                                         ------------- ------------- -------------- ------------- -------------

VARIABLE RATE

    ELI Bank Credit Facility                  400,000             -              -             -       400,000          2.391%
    Industrial Development Revenue Bonds      136,278             -         43,400             -       179,678          3.429%

                                         ------------- ------------- -------------- ------------- -------------
TOTAL VARIABLE RATE                           536,278             -         43,400             -       579,678
                                         ------------- ------------- -------------- ------------- -------------

TOTAL LONG TERM DEBT                       $6,478,812           $ -       $ 43,036    $ (147,733)  $ 6,374,115
                                         ============= ============= ============== ============= =============

    Less: Current Portion                    (483,906)                                                (461,062)
    Less: Equity Units                       (460,000)                                                (460,000)
                                         -------------                                            -------------
                                           $5,534,906                                              $ 5,453,053
                                         =============                                            =============

* Interest rate includes amortiztion of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Debentures, 2001 Notes, Senior Unsecured Notes and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

(8)  Net Income Per Common Share:
     ---------------------------
     The reconciliation of the net income per common share calculation for the three months ended March 31, 2002 and 2001, respectively, is as follows:

(In thousands, except per-share amounts)                           For the three months ended March 31,
                                              ----------------------------------------------------------------------------
                                                              2002                                   2001
                                              -------------------------------------  -------------------------------------
                                                Income       Shares     Per Share      Income       Shares      Per Share
                                              -----------  ------------ -----------  -----------  ------------  ----------
 Net income per common share:
  Basic                                         $ 83,226       280,257      $ 0.30     $ 19,723       262,190      $ 0.08
  Effect of dilutive options                           -         4,330           -            -        10,377           -
  Diluted                                       $ 83,226       284,587      $ 0.29     $ 19,723       272,567      $ 0.07

     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. At March 31, 2002, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities, which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 12,757,000 potentially dilutive stock options at a range of $10.24 to $21.47 per share. These items were not included in the diluted net income
     (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 1,197,000 shares and 836,000 shares at March 31, 2002 and 2001 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

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

     Adjusted EBITDA is operating income (loss) plus depreciation and amortization. EBITDA is a measure commonly used to analyze companies on the basis of operating performance. We use this measure to evaluate the operating performance of and allocate resources to our operating segments. Adjusted EBITDA is a simple estimate of financial performance that is easily calculated by our operating managers. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.

($ in thousands)                                       For the three months ended March 31, 2002
                                 -------------------------------------------------------------------------------------------
                                                                                                                 Total
                                     ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 -------------- -------------- --------------- ------------- -------------   ---------------
Revenue                              $ 508,031       $ 48,150       $  71,365      $ 52,691        $ (903)1       $ 679,334
Depreciation and Amortization          158,290         19,652              84             -           148 2         178,174
Operating Income (Loss)                 92,221        (17,180)         11,888        13,270           160 2,3       100,359
Adjusted EBITDA                        250,511          2,472          11,972        13,270           308 3         278,533


($ in thousands)                                       For the three months ended March 31, 2001
                                 -------------------------------------------------------------------------------------------
                                                                                                                 Total
                                     ILEC            ELI            Gas          Electric    Eliminations       Segments
                                 -------------- -------------- --------------- ------------- -------------   ---------------
Revenue                              $ 287,344       $ 62,562       $ 220,515      $ 54,697        $ (837)1       $ 624,281
Depreciation and Amortization           86,377         18,894             150             -           285 2         105,706
Operating Income (Loss)                 62,671        (15,601)         28,614        11,699           500 3          87,883
Adjusted EBITDA                        149,048          3,293          28,764        11,699           785 3         193,589

1    Represents revenue received by ELI from our ILEC operations.
2 Represents amortization of the capitalized portion of intercompany interest related to our guarantees of ELI debt and leases.
3 Represents the administrative services fee charged to ELI pursuant to our management services agreement with ELI.

(10) Supplemental Segment Information:
     --------------------------------
     Supplemental segment income statement information for the three months ended March 31, 2002 is as follows:

                                                                                                             Corporate
($ in thousands)                                                                                Discontinue    and    Consolidated
                                                            ILEC      ELI       Gas    Electric  Operations Eliminations   Total
                                                         --------- --------- -------- ---------- ---------- ------------ ----------
Revenue                                                   $508,031 $ 48,150  $ 71,365  $ 52,691  $       -  $    (903)   $679,334

Operating expenses:
   Cost of services                                         43,086   15,694    43,600    26,680          -       (822)    128,238
   Other operating expenses                                200,625   32,084    15,793    12,741          -       (389)    260,854
   Depreciation and amortization                           158,290   19,652        84         -          -        148     178,174
   Write-down of Global Crossing receivables                 7,804        -         -         -          -          -       7,804
   Restructuring and other expenses                          6,005   (2,100)        -         -          -          -       3,905
                                                          --------- -------- -------- ----------- ---------- ---------- ---------
      Total operating expenses                             415,810   65,330    59,477    39,421          -     (1,063)    578,975
                                                          --------- -------- -------- ----------- ---------- ---------- ---------

      Operating income (loss)                               92,221  (17,180)   11,888    13,270          -        160     100,359

Investment and other income (loss), net                      1,334     (176)     (242)      316          -    (49,740)    (48,508)
Interest expense                                            73,465   26,163     1,805     5,701          -     14,916     122,050
                                                          --------- -------- --------- ---------- ---------- ---------- ---------
   Income (loss) from continuing operations before income
    taxes, dividends on convertible preferred securities
    and cumulative effect of change in accounting
    principles                                              20,090  (43,519)    9,841     7,885          -    (64,496)    (70,199)

Income tax expense (benefit)                                 7,711       52     3,777     3,026          -    (41,508)    (26,942)
                                                          --------- -------- -------- ----------- ---------- ---------- ---------

   Income (loss) from continuing operations before
     dividends on convertible preferred securities
     and cumulative effect of change in accounting
     principles                                             12,379  (43,571)    6,064     4,859          -    (22,988)    (43,257)

Dividends on convertible preferred securities,
   net of income tax benefit                                 1,553        -         -         -          -          -       1,553
                                                         --------- --------- -------- ---------- ---------- ---------- ----------

   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle     10,826  (43,571)    6,064     4,859          -    (22,988)    (44,810)

Income from discontinued operations, net of tax                  -        -         -         -     (1,478)         -      (1,478)
Gain on disposal of water segment, net of tax                    -        -         -         -    169,326          -     169,326
                                                         --------- --------- -------- ---------- ---------- ---------- ----------
   Total income from discontinued operations, net of tax         -        -         -         -    167,848          -     167,848

Income (loss) before cumulative effect of change in
   accounting principle                                     10,826  (43,571)    6,064     4,859    167,848    (22,988)    123,038
Cumulative effect of change in accounting principle              -  (39,812)        -         -          -          -     (39,812)
                                                         --------- --------- -------- ---------- ---------- ---------- ----------
   Net income (loss)                                      $ 10,826 $(83,383) $  6,064  $  4,859  $ 167,848  $ (22,988)   $ 83,226
                                                         ========= ========= ======== ========== ========== ========== ==========

(11) Adelphia Investment:
     --------------------
     We recognized losses of $49,700,000 and $79,000,000 on our Adelphia Communications Corp. (Adelphia) investment as reductions to investment income in the three months ended March 31, 2002 and December 31, 2001, respectively. These non-cash charges reflect a decline in current trading values that have persisted for greater than a six month period. We continue to hold the shares.

(12) Equity Forward Contracts:
     -------------------------
     During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock with Citibank, N.A. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our equity forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. In 2001, we settled the contract by paying the redemption amount of $150,013,000 plus $13,650,000 in associated carrying costs and took possession of our shares.

(13) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contract.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of March 31, 2002 and 2001 was $100,000,000 and $0, respectively. Such contracts required us to pay variable rates of interest (average pay rate of approximately 3.6% as of March 31, 2002) and receive fixed rates of interest (average receive rate of 6.375% as of March 31, 2002). The fair value of these derivatives is reflected in other assets as of March 31, 2002, in the amount of $66,524 and the related underlying debt has been increased by a like amount. The amounts received during the quarter as a result of these contracts amounted to $411,897 and are included as a reduction to interest expense.

     We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

(14) Shareholder Rights Plan:
     ------------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The rights will be distributed to shareholders as a dividend at the rate of one right for each share of common stock of the company held by shareholders of record as of the close of business on March 26, 2002. Each right initially will entitle shareholders to buy one one-thousandth of a share of a new Series A Participating Preferred Stock at an exercise price of $47 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our common stock.

(15) Change in Accounting Principle and New Accounting Pronouncements:
     -----------------------------------------------------------------
     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill. We are required to test for impairment of goodwill as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. During the first quarter of 2002, we reassessed the useful lives of our customer base and trade name. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practical to reasonably estimate the impact of adopting this statement on our other segments at the date of this report, including whether we will be required to recognize any further transitional impairment losses as a cumulative effect of a change in accounting principle. We are required to make this assessment no later than June 30, 2002, but such assessment is "as of" January 1, 2002.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has no immediate material impact on our financial statements. However, at December 31, 2002 we will be required to apply new criteria as prescribed by SFAS 144 to our assets held for sale properties. If the criteria is met, we will continue to classify the properties as held for sale. If the criteria is not met, we would be required to reclassify these assets to be held and used and record any depreciation expense that would have been recognized had the assets been continuously held and used.

(16) Commitments and Contingencies:
     ------------------------------
     On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we will pay the class members $5.5 million in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We have accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001.

     As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities would be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) or (2) those assets attributable to such liabilities. While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, on the ground that its obligation to make this transfer might be "executory" under the Bankruptcy Code Global has refused to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets and liabilities. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such authorization letter if Global does not do so as required by the Frontier stock purchase agreement. A conference is scheduled to be held on May 20, 2002 to, among other things, schedule a hearing for determining our right to the requested relief.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

     *    Changes in the number of our access lines;

     * Our ability to effectively manage our growth, including the integration of acquired operations into our operations, and otherwise monitor our operations, costs, regulatory compliance and service quality;

     *    Our ability to divest our public utilities services businesses;

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms attractive to our customers, and our ability to offer second lines and enhanced services to markets currently under-penetrated;

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

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2001 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

(a)  Liquidity and Capital Resources
     --------------------------------
For the three months ended March 31, 2002, we used cash flow from continuing operations and cash and investment balances to fund capital expenditures and debt repayments. As of March 31, 2002, we maintained cash and short-term investment balances aggregating $972.8 million, comprised primarily of proceeds from the sale of our water and wastewater operations.

We have an available shelf registration of $825.6 million and we have available lines of credit with financial institutions in the amount of $705 million and $100 million. The credit facilities have similar terms and conditions. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of March 31, 2002. The expiration date for both facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of March 31, 2002, there were no outstanding advances under these facilities.

ELI has a $400 million committed revolving line of credit with a syndicate of commercial banks that expires on November 21, 2002. The ELI credit facility has an associated facility fee of 0.08% per annum. We have guaranteed all of ELI's obligations under this revolving line of credit. As of March 31, 2002, $400 million was outstanding under this credit facility. It is expected that when the line expires in November 2002, we will provide the funding for ELI to pay the debt.

We have committed to continue to finance ELI's cash requirements until March 31, 2003. We extended a revolving credit facility to ELI for $450 million with an interest rate of 15% and a final maturity of October 30, 2005. As of March 31, 2002, we have advanced $212.5 million to ELI under this facility. On April 30, 2002, ELI borrowed an additional $110.0 million to exercise its purchase option under an operating lease, described below. The remaining commitment is available to be drawn by ELI for general corporate purposes. We do not believe there is currently a market for ELI to further finance or refinance its existing indebtedness except from us.

During 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. In January 2002, ELI gave notice that it would exercise its option to purchase the facilities at the end of the lease term. On April 30, 2002, a final payment of $110 million was made. Citizens had guaranteed all of ELI's obligations under this operating lease and provided the funds for the purchase.

On January 7, 2002, we called for redemption at par two of our outstanding 1991 series of industrial development revenue bonds, the $20.0 million 7.15% Mohave series and the $10.1 million 7.15% Santa Cruz series. Both redemptions were funded with cash.

On  January  15,  2002,  we  completed  the  sale of our  water  and  wastewater operations to American Water Works for $859.1 million in cash plus the assumption by the buyer of $122.5 million of debt. The proceeds are being used for general corporate purposes including the repayment of outstanding indebtedness.

On January 31, 2002, we repaid approximately $76.9 million principal amount of subsidiary debt from the Rural Utilities Service, Rural Telephone Bank and the Federal Financing Bank. We paid a premium of $482,000 on these redemptions. These redemptions were funded with cash.

On March 27, 2002, we repaid $40.0 million of Frontier 7.51% Medium Term Notes at maturity. The redemption was funded with cash.

On March 31, 2002, we called for redemption at par, effective May 1, 2002, six of our outstanding variable rate Industrial Development Revenue Bond series aggregating approximately $20.3 million of principal. These redemptions were funded with cash.

On December 17, 2001, we entered into two interest rate swap agreements with a subsidiary of Morgan Stanley Dean Witter, each agreement covering a notional amount of $50 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004, the same day the loans are due, and are being accounted for under SFAS 133 as fair value hedges.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements are of a general nature, and do not currently impose significant financial performance criteria on us. These general covenants include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with Generally Accepted Accounting Principles (GAAP), restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends by us either by contract, rule or regulation.

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

We have budgeted approximately $494.0 million for our 2002 capital projects, including approximately $437.0 million for the ILEC segment, $15.0 million for the ELI segment (excluding the $110 million purchase of equipment under lease) and $42.0 million for the public utilities services segment. As of March 31, 2002, our actual capital expenditures are $55.8 million for the ILEC segment, $4.2 million for the ELI segment and $10.8 million for the public utilities services segments which includes $1.2 million for the water and wastewater segment sold in January 2002. We anticipate that the funds necessary for our 2002 capital expenditures will be provided from our ILEC operations and our existing cash and investment balances and if necessary, by commercial paper issuance, debt, equity and other financing arrangements, including borrowings under our existing credit facilities.

Acquisitions
------------
On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owns approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373,000,000 in cash. This transaction has been accounted for using the purchase method of accounting. The results of operations have been included in our financial statements from the date of acquisition.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which include gas, electric and water and wastewater businesses. During 2001, we sold two of our natural gas operations and in January 2002 we sold all of our water and wastewater treatment operations.

In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215 million. The transaction, which is subject to regulatory approvals, is expected to close by March 2003.

Currently, we do not have agreements to sell our entire gas and electric segments. Consequently, all of our gas and electric assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. Additionally, we no longer record depreciation expense on the gas assets and electric assets. Such depreciation expense would have been an additional $3.5 million for the gas operations and $7.0 million for electric operations for the three months ended March 31, 2002. We continue to actively pursue buyers for our remaining gas and electric business.

Discontinued operations in the consolidated statements of income reflect the results of operations of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with this business.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill. We are required to test for impairment of goodwill as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. During the first quarter of 2002, we reassessed the useful lives of our customer base and trade name. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practical to reasonably estimate the impact of adopting this statement on our other segments at the date of this report, including whether we will be required to recognize any further transitional impairment losses as a cumulative effect of a change in accounting principle. We are required to make such assessment no later than June 30, 2002 but such assessment is "as of" January 1, 2002.

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

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has no immediate material impact on our financial statements. However, at December 31, 2002 we will be required to apply new criteria as prescribed by SFAS 144 to our assets held for sale properties. If the criteria is met, we will continue to classify the properties as held for sale. If the criteria is not met, we would be required to reclassify these assets to be held and used and record any depreciation expense that would have been recognized had the assets been continuously held and used.

(b)  Results of Operations
                                     REVENUE

Consolidated revenue for the three months ended March 31, 2002 increased $55.1 million, or 9%, as compared with the prior year period. The increase is due to a $220.7 million increase in telecommunications revenue partially offset by a $14.5 million decrease in ELI revenue and a $149.2 million decrease in gas revenue.

                                  ILEC REVENUE

($ in thousands)                          For the three months ended March 31,
                                      ----------------------------------------------
                                           2002            2001          % Change
                                      --------------- ---------------  -------------
Network access services                    $ 189,787       $ 132,399         43%
Local network services                       190,820         100,691         90%
Long distance and data services               73,679          30,607        141%
Directory services                            26,244          10,690        146%
Other                                         27,501          12,957        112%
                                      --------------- ---------------
                                           $ 508,031       $ 287,344         77%
                                      =============== ===============

We acquired Frontier on June 29, 2001. Frontier contributed $207.2 million in revenue for the three months ended March 31, 2002.

Network access services revenue for the three months ended March 31, 2002 increased $57.3 million, or 43%, as compared with the prior year period primarily due to the impact of Frontier of $46.5 million. Growth in special access and subsidies contributed $5.0 million and $2.4 million of the increase, respectively.

Local network services revenue for the three months ended March 31, 2002 increased $90.1 million, or 90%, as compared with the prior year period primarily due to the impact of Frontier of $92.8 million.

Long distance and data services revenue for the three months ended March 31, 2002 increased $43.0 million, or 141%, as compared with the prior year period primarily due to the impact of Frontier of $36.1 million, $4.5 million of growth related to data and dedicated circuits and growth in long distance services of $3.6 million.

Directory services revenue for the three months ended March 31, 2002 increased $15.6 million, or 146%, as compared with the prior year period primarily due to the impact of Frontier of $15.3 million and growth of $0.3 million.

Other revenue for the three months ended March 31, 2002 increased $14.5 million, or 112%, as compared with the prior year period primarily due to the impact of Frontier of $16.5 million.

                              ELI REVENUE

($ in thousands)                    For the three months ended March 31,
                                ----------------------------------------------
                                     2002            2001          % Change
                                --------------- ---------------  -------------
Network services                      $ 23,787        $ 25,768         -8%
Local telephone services                12,933          21,797        -41%
Long distance services                   3,082           3,084          0%
Data services                            8,348          11,913        -30%
                                --------------- ---------------
                                        48,150          62,562        -23%
Intersegment revenue  *                   (903)           (837)         8%
                                --------------- ---------------
                                      $ 47,247        $ 61,725        -23%
                                =============== ===============

*Intersegment revenue reflects revenue received by ELI from our ILEC operations.

Network services revenue decreased $2.0 million, or 8%, as compared with the prior year period. Network services include Private Line Interstate (Long Haul) and Private Line Intrastate (MAN).

     Revenue from our Long Haul services decreased $3.4 million, or 26%, as compared with the prior year period. The decrease is primarily due to lower demand from wholesale customers and current market price pressures.

     Revenue from our MAN services increased $1.4 million, or 12%, as compared with the prior year period. The increase is primarily due to continued growth in our network and sales of additional circuits to new and existing customers.

Local telephone services revenue decreased $8.9 million, or 41%, as compared with the prior year period. Local telephone services include ISDN PRI, dial tone, Carrier Access Billings and reciprocal compensation.


                                      For the three months ended March 31,
                                  ----------------------------------------------
($ in thousands)                       2002            2001          % Change
                                  --------------- ---------------  -------------
ISDN PRI                                 $ 5,300         $ 8,030        -34%
Dial tone                                  3,581           4,703        -24%
Carrier access billings                    1,224           1,350         -9%
Reciprocal compensation                    2,828           7,714        -63%
                                  --------------- ---------------
                                         $12,933         $21,797        -41%
                                  =============== ===============

     ISDN PRI revenue decreased $2.7 million, or 34%, as compared with the prior year period. Dial tone revenue decreased $1.1 million or 24% as compared with the prior year period. Decreases in revenue for both ISDN PRI and dial tone is the result of a decrease in the average access line equivalents as compared with the prior year period.

     Reciprocal compensation revenue decreased $4.9 million, or 63%, as compared with the prior year period. The decrease is due to a decrease in average monthly minutes processed of 0.4 million, or 34%, as compared with the prior year period and a 44% decrease in average rates per minute due to the effect of implementing FCC rate changes.

     Reciprocal compensation relates to the transportation and termination of traffic between networks. We recognize reciprocal compensation revenue as earned, based on the terms of interconnection agreements.

Long distance services revenue remained flat as compared with the prior year period. Long distance services include retail and wholesale long distance.

     Retail long distance revenue increased $0.4 million, or 18%, as compared with the prior year period. The increase is primarily due to an increase in average monthly minutes processed of 3.3 million, or 38%, offset by a 21% decrease in average rates per minute for the three months ended March 31, 2002 as compared with the prior year period.

     Wholesale long distance revenue decreased $0.4 million, or 31%, as compared with the prior year period. The decrease is due to a decrease in average monthly minutes processed of 2.5 million, or 18%, for the three months ended March 31, 2002 and a decrease of 20% in average rates per minute.

Data services revenue decreased $3.6 million, or 30%, as compared with the prior year period. Data services include Internet, RSVP, Frame Relay and other services.

     Other data services revenue decreased of $3.1 million, or 72%, as compared with the prior year period, primarily due to the expiration on February 28, 2001 of an 18-month take-or-pay contract with a significant customer. This take-or-pay contract was not renewed.

     Revenue from our Frame Relay product decreased $0.4 million, or 21%, as compared with the prior year period.

     Revenue from our Internet services product decreased $0.3 million, or 8%, as compared with the prior year period.

     These decreases were offset by increased revenue from our RSVP products of $0.3 million, or 24%, as compared with the prior year period primarily due to an increase number of ports sold.

                                   GAS REVENUE

($ in thousands)                       For the three months ended March 31,
                                  ----------------------------------------------
                                       2002            2001          % Change
                                  --------------- ---------------  -------------
Gas revenue                          $ 71,365       $ 220,515           -68%

Gas revenue for the three months ended March 31, 2002 decreased $149.2 million, or 68%, as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by higher purchased gas costs passed on to customers. Included in gas revenue for 2001 is approximately $159.2 million of revenue from our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.


                                ELECTRIC REVENUE

($ in thousands)               For the three months ended March 31,
                           ----------------------------------------------
                                2002            2001          % Change
                           --------------- ---------------  -------------
Electric revenue              $ 52,691        $ 54,697            -4%

Electric revenue for the three months ended March 31, 2002 decreased $2.0 million, or 4%, as compared with the prior year period primarily due to lower purchase power prices and decreased consumption. Under tariff provisions, the cost of our electric energy and fuel oil purchases are primarily passed on to customers.


                                COST OF SERVICES

($ in thousands)                                For the three months ended March 31,
                                            ----------------------------------------------
                                                 2002            2001          % Change
                                            --------------- ---------------  -------------
Gas purchased                                 $  43,600        $ 163,163         -73%
Electric energy and fuel oil purchased           26,680           29,686         -10%
Network access                                   58,780           34,028          73%
Intersegment expense  *                            (822)            (756)          9%
                                            --------------- ---------------
                                              $ 128,238        $ 226,121         -43%
                                            =============== ===============

*Intersegment expense represent expenses incurred by our ILEC operations related to network services provided by ELI.

Gas purchased for the three months ended March 31, 2002 decreased $119.6 million, or 73%, as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas. Included in gas purchased for 2001 is approximately $130.8 million of gas purchased by our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Electric energy and fuel oil purchased for the three months ended March 31, 2002 decreased $3.0 million, or 10%, as compared with the prior year period primarily due to lower purchase power prices and decreased consumption. Under tariff provisions, the cost of our electric energy and fuel oil purchases are primarily passed on to customers.

During the past two years, power supply costs have fluctuated substantially forcing companies in some cases to pay higher operating costs to operate their electric businesses. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $105 million through March 31, 2002 have been incurred. We are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that this amount, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. We anticipate a determination regarding recovery to be made in 2002.

Network access expenses for the three months ended March 31, 2002 increased $24.8 million, or 73%, as compared with the prior year period primarily due to the impact of Frontier of $20.0 million and increased costs in the ILEC sector primarily as a result of increased long distance and internet revenue.


                            OTHER OPERATING EXPENSES

($ in thousands)                       For the three months ended March 31,
                                   ---------------------------------------------
                                        2002            2001          % Change
                                   --------------- ---------------  ------------
Operating expenses                      $ 199,253       $ 160,967         24%
Taxes other than income taxes              33,364          25,836         29%
Sales and marketing                        28,237          17,768         59%
                                   --------------- ---------------
                                        $ 260,854       $ 204,571         28%
                                   =============== ===============

Operating expenses for the three months ended March 31, 2002 increased $38.3 million, or 24%, as compared with the prior year period primarily due to increased operating expenses related to Frontier of $78.5 million, partially offset by increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively.

Taxes other than income taxes increased $7.5 million, or 29%, as compared with the prior year period primarily due to the impact of Frontier of $8.4 million.

Sales and marketing expenses increased $10.5 million, or 59%, as compared with the prior year period primarily due to the impact of Frontier of $10.4 million.


                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)                    For the three months ended March 31,
                                ----------------------------------------------
                                     2002            2001          % Change
                                --------------- ---------------  -------------
Depreciation expense                 $ 147,820        $ 92,383         60%
Amortization expense                    30,354          13,323        128%
                                --------------- ---------------
                                     $ 178,174        $ 105,706        69%
                                =============== ===============

Depreciation expense for the three months ended March 31, 2002 increased $55.4 million, or 60%, as compared with the prior year period primarily due to the impact of Frontier of $41.7 million and $11.9 million of accelerated depreciation related to the closing of our Plano, Texas administrative facility.

Amortization expense for the three months ended March 31, 2002 increased $17.0 million, or 128%, as compared with the prior year period primarily due to the impact of Frontier of $23.8 million, partially offset by the fact that we ceased amortization of goodwill related to our previous acquisitions as of January 1, 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Included in March 31, 2001 amortization expense was $10.4 million of amortization of goodwill.

   WRITE-DOWN OF GLOBAL CROSSING RECEIVABLES/RESTRUCTURING AND OTHER EXPENSES

($ in thousands)                        For the three months ended March 31,
                                    --------------------------------------------
                                         2002            2001          % Change
                                    --------------- ---------------  -----------
Write-down of Global receivables         $ 7,804           $ -           100%
Restructuring and other expenses         $ 3,905           $ -           100%

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. The write-down of the net realizable value of Global Crossing receivables of $7.8 million for the three months ended March 31, 2002 is a result of Global's filing for bankruptcy. We are integrating the Frontier acquisition from Global and have ongoing commercial relationships with Global affiliates. We reserved a total of $30 million of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002. We recorded a write- down of such receivables in the amount of $21.2 million in the fourth quarter of 2001. Prior to the date of filing we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. These arrangements have continued after the bankruptcy filing. The receivables that were outstanding at the date of Global's bankruptcy filings are subject to potential setoff rights and will be treated as any other general creditor through the bankruptcy process, including through a potential chapter 11 plan of reorganization. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

Restructuring and other expenses for the three months ended March 31, 2002 are primarily related to our plan to close our operations support center in Plano, Texas by August 2002 and the closing of our Sacramento, California call center in April 2002 and ELI's decision to exit certain long haul markets. These restructurings are a result of our evaluation of our facilities to take advantage of operational and functional synergies. Other expenses include costs that are being spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs. These costs were incurred only temporarily and will not continue beyond the transition which is expected to be complete by August 2002. The discussion below includes our restructuring charges and excludes the other expenses.

          Plano Restructuring
          In the second quarter of 2001, we adopted a plan to close our operations support center in Plano, Texas by August 2002. In connection with this plan, we recorded a pre-tax charge of $14.5 million in 2001 and $0.8 million for the three months ended March 31, 2002. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring will result in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees will be relocated, others have been offered severance, job training and/or outplacement counseling. As of March 31, 2002, approximately $8.7 million was paid and 688 employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through March 31, 2002, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $0.3 million through the third quarter of 2002.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of approximately $0.7 million in restructuring expenses in the fourth quarter of 2001 and $0.1 million for the three months ended March 31, 2002. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 98 employees. We communicated with all affected employees during November 2001. As of March 31, 2002, approximately $0.4 million was paid and 81 employees were terminated. We expect to incur additional costs of approximately $8,000 through the second quarter of 2002.

          ELI Restructuring
          In the first half of 2002, ELI intends to redeploy the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI intends to cease leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees which were accrued for but not paid at December 31, 2001. In the first quarter 2002, ELI adjusted its original accrual down by $2,100,000 due to the favorable settlement of termination charges for an off-net circuit agreement. The remaining accrual of $2,079,000 is included in current liabilities at March 31, 2002.

                                OPERATING INCOME

($ in thousands)                   For the three months ended March 31,
                               ----------------------------------------------
                                     2002            2001          % Change
                               --------------- ---------------  -------------
Operating income                  $ 100,359        $ 87,883           14%

Operating income for the three months ended March 31, 2002 increased $12.5 million, or 14%, as compared with the prior year period primarily due to the impact of Frontier of $17.7 million and increased operating income from our ILEC operations, partially offset by increased ELI losses and decreased operating income in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively. Included in operating income for the three months ended March 31, 2001 was $13.5 million of operating income from the Louisiana and Colorado gas operations.

                    INVESTMENT AND OTHER INCOME (LOSS), NET /
                 INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

($ in thousands)                                    For the three months ended March 31,
                                                ----------------------------------------------
                                                      2002            2001          % Change
                                                --------------- ---------------  -------------
Investment and other income (loss), net              $ (48,508)       $  2,784         -1842%
Interest expense                                     $ 122,050        $ 61,452            99%
Income tax expense (benefit)                         $ (26,942)       $  9,047          -398%


Investment and other income, net for the three months ended March 31, 2002 decreased $51.3 million, or 1,842%, as compared with the prior year period primarily due to the recognition of a $49.7 million loss resulting from an other than temporary decline in the value of our investment in Adelphia.

Interest  expense for the three  months  ended March 31,  2002  increased  $60.6 million, or 99%, as compared with the prior year period primarily due to $39.2 million of interest expense on our $1.75 billion of notes issued in May 2001, $33.5 million of interest expense on our $1.75 billion of notes issued in August 2001, $7.8 million of interest expense on our equity units issued in June 2001, $3.3 million of increased amortization of debt discount expense and $3.1 million of interest expense on our $200 million Rural Telephone Finance Cooperative note issued in October 2001. These amounts were partially offset by a reduction of $16.4 million of interest expense on our lines of credit, a $2.5 million decrease in ELI's interest expense related to decreased interest rates on bank borrowings, and a $4.7 million decrease in amortization of costs associated with our committed bank credit facilities. During the three months ended March 31, 2002, we had average long-term debt outstanding of $5.9 billion compared to $3.0 billion during the three months ended March 31, 2001. Our composite average borrowing rate for the three months ended March 31, 2002 as compared with the prior year period was 76 basis points higher due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Income taxes for the three months ended March 31, 2002 decreased $36.0 million, or 398%, as compared with the prior year period primarily due to changes in taxable income. The estimated annual effective tax rate for 2002 is 38% as compared with 31% for 2001.


                             DISCONTINUED OPERATIONS

($ in thousands)                                             For the three months ended March 31,
                                                         ----------------------------------------------
                                                              2002            2001          % Change
                                                         --------------- ---------------  -------------
Revenue                                                       $   4,650        $ 24,094         -81%
Operating income (loss)                                       $    (419)       $  3,762        -111%
Income (loss) from discontinued operations, net of tax        $  (1,478)       $  1,108        -233%
Gain on disposal of water segment, net of tax                 $ 169,326        $      -         100%


Revenue, operating income (loss) and net income from discontinued operations for the three months ended March 31, 2002 decreased $19.4 million, $4.2 million and $2.6 million, respectively, as compared with the prior year period primarily due to the sale of our water and wastewater businesses in January 2002.

On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309.2 million. The gain on the disposal of the water segment, net of tax was $169.3 million.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

($ in thousands)                                              For the three months ended March 31,
                                                         ----------------------------------------------
                                                              2002            2001          % Change
                                                         --------------- ---------------  -------------
Cumulative effect of change in accounting principle         $ (39,812)        $ -              100%

As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002.

                    NET INCOME / NET INCOME PER COMMON SHARE

($ in thousands)                       For the three months ended March 31,
                                   ---------------------------------------------
                                        2002            2001          % Change
                                   --------------- ---------------  ------------
Net income                             $ 83,226        $ 19,723           322%
Net income per common share            $   0.30        $   0.08           275%

Net income and net income per share for the three months ended March 31, 2002 increased $63.5 million, or 322%, and 22(cent), or 275%, respectively, as compared with the prior year period primarily due to the after tax gain on the sale of our water and wastewater operations of $169.3 million and the impact of the Frontier acquisition partially offset by a cumulative effect of a change in accounting principle at ELI of $39.8 million, the after tax recognition of a loss resulting from the decline in value of our Adelphia investment of $30.7 million, the after tax write-down of the Global Crossing receivables of $4.8 million and increased interest expense.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest bearing portion of our investment portfolio and interest on our long term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates; variable rate debt is refinanced when advantageous. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2002, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

On December 17, 2001, we entered into two interest rate swap agreements with a subsidiary of Morgan Stanley Dean Witter, each agreement covering a notional amount of $50 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004 when the underlying debt matures, and are being accounted for under SFAS 133 as fair value hedges.

Sensitivity analysis of interest rate exposure

At March 31, 2002, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $5,874.0 million, based on our overall weighted average rate of 7.6% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2001. The overall weighted average interest rate has declined by approximately 6 basis points, consistent with the general decline of interest rates during the first quarter 2002. A hypothetical increase of 76 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $311.3 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies.

As of March 31, 2002, we owned 3,059,000 shares of Adelphia Communications (Adelphia) common stock and its market price was $14.90. As a result, of its price decline we recognized a loss of $49.7 million on our investment for the three months ended March 31, 2002 as the decline was determined to be other than temporary. The market value of Adelphia has continued to decline and the closing price at April 30, 2002 was $6.02 which could result in an additional $27.2 million loss in the second quarter of 2002.

Sensitivity analysis of equity price exposure

At March 31, 2002, the fair value of the equity portion of our investment portfolio was estimated to be $89.0 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $8.9 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at March 31, 2002 a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2002. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

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

On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we will pay the class members $5.5 million in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We have accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001.

As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities would be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) or (2) those assets attributable to such liabilities. While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, on the ground that its obligation to make this transfer might be "executory" under the Bankruptcy Code Global has refused to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets and liabilities. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such authorization letter if Global does not do so as required by the Frontier stock purchase agreement. A conference is scheduled to be held on May 20, 2002 to, among other things, schedule a hearing for determining our right to the requested relief.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)       Exhibits:
         None.

b)       Reports on Form 8-K:

We filed on Form 8-K on January 9, 2002 under Item 5, "Other Events," a press release providing 2002 guidance for our rural local exchange carrier (RLEC) and competitive local exchange carrier (CLEC) operations.

We filed on Form 8-K/A on January 15, 2002 in respect of our Form 8-K filed on December 13, 2001, under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," the revised pro forma financial information related to the Frontier business acquired, the Verizon Acquisitions, the Qwest acquisition and the public utility services dispositions for the period ended September 30, 2001 and the year ended December 31, 2000.

We filed on Form 8-K on January 15, 2002 under Item 5, "Other Events," a press release announcing that we had completed the sale of our water and wastewater treatment operations to American Water Works (NYSE: AWK).

We filed on Form 8-K on January 30, 2002 under Item 2, "Disposition of Assets," and item 7, "Financial Statements, Pro Forma Financial Information and
Exhibits," the pro forma balance sheet at September 30, 2001 reflecting the disposition of our water and wastewater treatment assets.

We filed on Form 8-K on February 21, 2002 under Item 5, "Other Events," an announcement that we would recognize a $79 million writedown in our year ended December 31, 2001, financial statements on our holdings of 3,059,000 shares of Class A Common Stock of Adelphia Communications Corp.

We filed on Form 8-K on March 8, 2002 under Item 7, "Financial Statements, Exhibits," a press release announcing earnings for the year and quarter ended December 31, 2001.

We filed on Form 8-K on March 22, 2002 under Item 5, "Other Events," announcing the adoption of a shareholder rights plan.

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






Date: May 15, 2002