Form 10-Q
period 2002-06-30
CITIZENS COMMUNICATIONS CO
filed 2002-08-08
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                                 -------------

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

The number of shares outstanding of the registrant's class of common stock as of July 31, 2002 was 282,221,277.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                       Page No.
                                                                                                       --------

Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at June 30, 2002 and December 31, 2001                                     2

    Consolidated Statements of Income (Loss) for the three months ended June 30, 2002 and 2001             3

    Consolidated Statements of Income (Loss) for the six months ended June 30, 2002 and 2001               4

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and the
       six months ended June 30, 2002                                                                      5

    Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30,
       2002 and 2001                                                                                       5

    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001        6

    Notes to Condensed Consolidated Financial Statements                                                   7

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 21

    Quantitative and Qualitative Disclosures about Market Risk                                            30

Part II.  Other Information

    Legal Proceedings                                                                                     32

    Submission of Matters to a Vote of Security Holders                                                   33

    Other Information                                                                                     33

    Exhibits and Reports on Form 8-K                                                                      33

    Signature                                                                                             34




                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)



                                                                             June 30, 2002    December 31, 2001
                                                                            ---------------  -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $   421,069        $    215,869
    Accounts receivable, net                                                        307,176             311,878
    Other current assets                                                             38,803             150,573
    Assets held for sale                                                          1,112,466           1,107,937
    Assets of discontinued operations                                                     -             746,791
                                                                            ----------------  ------------------
      Total current assets                                                        1,879,514           2,533,048

Property, plant and equipment, net                                                4,488,913           4,512,038

Intangibles, net                                                                  2,896,281           2,978,942
Investments                                                                          30,020             141,208
Other assets                                                                        374,205             388,364
                                                                            ----------------  ------------------
           Total assets                                                         $ 9,668,933        $ 10,553,600
                                                                            ================  ==================

LIABILITIES AND EQUITY
Current liabilities:
    Long-term debt due within one year                                          $    63,924        $    483,906
    Accounts payable and other current liabilities                                  613,938             625,575
    Liabilities related to assets held for sale                                     175,469             218,775
    Liabilities of discontinued operations                                                -             228,337
                                                                            ----------------  ------------------
      Total current liabilities                                                     853,331           1,556,593

Deferred income taxes                                                               416,683             429,544
Customer advances for construction and contributions in aid of construction         170,385             183,319
Other liabilities                                                                   236,515             241,846
Equity units                                                                        460,000             460,000
Long-term debt                                                                    5,339,414           5,534,906
                                                                            ----------------  ------------------
      Total liabilities                                                           7,476,328           8,406,208

Company Obligated Mandatorily Redeemable Convertible Preferred Securities*          201,250             201,250

Shareholders' equity
    Common stock, $0.25 par value (600,000,000 authorized shares; 282,213,000 and 281,289,000 outstanding and 293,750,000 and 292,840,000 issued at
      June 30, 2002 and December 31, 2001, respectively)                             73,437              73,210
    Additional paid-in capital                                                    1,936,038           1,927,518
    Retained earnings                                                               171,531             129,864
    Accumulated other comprehensive income (loss)                                      (575)              4,907
    Treasury stock                                                                 (189,076)           (189,357)
                                                                            ----------------  ------------------
       Total shareholders' equity                                                  1,991,355           1,946,142
                                                                            ----------------  ------------------
           Total liabilities and equity                                         $ 9,668,933        $ 10,553,600
                                                                            ================  ==================

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)



                                                                                                 2002             2001
                                                                                             --------------  ---------------
Revenue                                                                                          $ 662,439        $ 505,741

Operating expenses:
     Cost of services                                                                              113,786          128,528
     Other operating expenses                                                                      251,426          202,298
     Depreciation and amortization                                                                 186,378          114,366
     Reserve for telecommunications bankruptcies                                                    10,001                -
     Restructuring and other expenses                                                               18,280                -
                                                                                             --------------  ---------------
Total operating expenses                                                                           579,871          445,192
                                                                                             --------------  ---------------

Operating income                                                                                    82,568           60,549

Investment and other income (loss), net                                                            (28,076)          10,641
Interest expense                                                                                   121,059           73,129
                                                                                             --------------  ---------------
     Loss from continuing operations before income taxes and dividends
       on convertible preferred securities                                                         (66,567)          (1,939)
Income tax expense (benefit)                                                                       (26,560)             525
                                                                                             --------------  ---------------
     Loss from continuing operations before dividends on convertible preferred securities          (40,007)          (2,464)

Dividends on convertible preferred securities, net of income tax benefit                             1,552            1,552
                                                                                             --------------  ---------------
     Loss from continuing operations                                                               (41,559)          (4,016)

Income from discontinued operations, net of tax                                                          -            3,367
                                                                                             --------------  ---------------
     Net loss                                                                                    $ (41,559)       $    (649)
                                                                                             ==============  ===============

Carrying cost of equity forward contracts                                                                -           12,647
                                                                                             --------------  ---------------
     Available for common shareholders                                                           $ (41,559)       $ (13,296)
                                                                                             ==============  ===============

Basic income (loss) per common share:
     Income (loss) from continuing operations                                                    $   (0.15)       $   (0.01)
     Income from discontinued operations                                                         $       -        $    0.01
     Available for common shareholders                                                           $   (0.15)       $   (0.05)

Diluted income (loss) per common share:
     Income (loss) from continuing operations                                                    $   (0.15)       $   (0.01)
     Income from discontinued operations                                                         $       -        $    0.01
     Available for common shareholders                                                           $   (0.15)       $   (0.05)


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                                      2002            2001
                                                                                                 --------------  --------------
Revenue                                                                                            $ 1,341,773     $ 1,130,023

Operating expenses:
    Cost of services                                                                                   242,024         353,893
    Other operating expenses                                                                           512,280         407,626
    Depreciation and amortization                                                                      364,552         220,072
    Reserve for telecommunications bankruptcies                                                         17,805               -
    Restructuring and other expenses                                                                    22,185               -
                                                                                                 --------------  --------------
Total operating expenses                                                                             1,158,846         981,591
                                                                                                 --------------  --------------

Operating income                                                                                       182,927         148,432

Investment and other income (loss), net                                                                (76,584)         13,425
Interest expense                                                                                       243,109         134,581
                                                                                                 --------------  --------------
    Income (loss) from continuing operations before income taxes, dividends on
     convertible preferred securities and cumulative effect of change in accounting principle         (136,766)         27,276
Income tax expense (benefit)                                                                           (53,502)          9,573
                                                                                                 --------------  --------------
    Income (loss) from continuing operations before dividends on convertible
      preferred securities and cumulative effect of change in  accounting principle                    (83,264)         17,703

Dividends on convertible preferred securities, net of income tax benefit                                 3,105           3,105
                                                                                                 --------------  --------------
Income (loss) from continuing operations before cumulative effect of change
      in accounting principle                                                                          (86,369)         14,598

Income (loss) from discontinued operations, net of income tax (benefit) expense of  $(920)
        and $2,159, respectively                                                                        (1,478)          4,476
Gain on disposal of water segment, net of income taxes of  $139,874                                    169,326               -
                                                                                                 --------------  --------------
    Total income from discontinued operations, net of income taxes of  $138,954 and $2,159
      respectively                                                                                     167,848           4,476

                                                                                                 --------------  --------------
Income before cumulative effect of change in accounting principle                                       81,479          19,074
Cumulative effect of change in accounting principle                                                    (39,812)              -
                                                                                                 --------------  --------------
    Net income                                                                                     $    41,667     $    19,074
                                                                                                 ==============  ==============

Carrying cost of equity forward contracts                                                                    -          12,647
                                                                                                 --------------  --------------
     Available for common shareholders                                                             $    41,667     $     6,427
                                                                                                 ==============  ==============

Basic income (loss) per common share:
    Income (loss) from continuing operations before cumulative effect of
      change in accounting principle                                                               $     (0.31)    $      0.05
    Income from discontinued operations                                                            $      0.60     $      0.02
    Income before cumulative effect of change in accounting principle                              $      0.29     $      0.07
    Loss from cumulative effect of change in accounting principle                                  $     (0.14)    $         -
    Available for common shareholders                                                              $      0.15     $      0.02

Diluted income (loss) per common share:
    Income (loss) from continuing operations before cumulative effect of
      change in accounting principle                                                               $     (0.31)    $      0.05
    Income from discontinued operations                                                            $      0.59     $      0.02
    Income before cumulative effect of change in accounting principle                              $      0.29     $      0.07
    Loss from cumulative effect of change in accounting principle                                  $     (0.14)    $         -
    Available for common shareholders                                                              $      0.15     $      0.02


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2002
                   ( $ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                   Accumulated
                                           Common      Additional                     Other                      Total
                                            Stock       Paid-In        Retained    Comprehensive  Treasury    Shareholders'
                                         ($0.25 par)    Capital        Earnings    Income (Loss)   Stock         Equity
                                         ------------ -------------  ------------- -------------- ----------- ---------------

Balances January 1, 2001                    $ 66,442   $ 1,471,816      $ 233,196      $   418    $ (51,871)    $ 1,720,001
   Common stock offering                       6,289       283,272              -            -            -         289,561
   Equity units offering                           -         4,968              -            -            -           4,968
   Stock plans                                   479        17,449              -            -       12,527          30,455
   Settlement of equity forward contracts          -       150,013        (13,650)           -     (150,013)        (13,650)
   Net loss                                        -             -        (89,682)           -            -         (89,682)
   Other comprehensive income, net of tax and
     reclassifications adjustments                 -             -              -        4,489            -           4,489
                                         ------------ -------------  ------------- ------------ ------------ ---------------
Balances December 31, 2001                    73,210     1,927,518        129,864        4,907     (189,357)      1,946,142
   Stock plans                                   227         8,520              -            -          281           9,028
   Net income                                      -             -         41,667            -            -          41,667
   Other comprehensive loss, net of tax and
     reclassifications adjustments                 -             -              -       (5,482)           -          (5,482)
                                         ------------ -------------  ------------- ------------ ------------ ---------------
Balances June 30, 2002                      $ 73,437   $ 1,936,038      $ 171,531      $  (575)   $(189,076)    $ 1,991,355
                                         ============ =============  ============= ============ ============ ===============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                ($ in thousands)
                                   (Unaudited)

                                         For the three months ended June 30,          For the six months ended June 30,
                                       ----------------------------------------    -----------------------------------------
                                               2002                 2001                   2002                 2001
                                       -------------------  -------------------    -------------------  --------------------

Net income (loss)                               $ (41,559)            $   (649)              $ 41,667              $ 19,074
Other comprehensive loss, net of tax
  and reclassifications adjustments                (5,189)              (5,246)                (5,482)              (24,869)
                                       -------------------  -------------------    -------------------  --------------------
  Total comprehensive income (loss)             $ (46,748)            $ (5,895)              $ 36,185              $ (5,795)
                                       ===================  ===================    ===================  ====================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                ($ in thousands)


                                                                          2002             2001
                                                                     ---------------  ---------------

Net cash provided by continuing operating activities                      $ 442,364        $ 162,929

Cash flows from investing activities:
      Capital expenditures                                                 (275,765)        (217,801)
      Securities purchased                                                     (450)          (1,084)
      Securities sold                                                         8,387            1,241
      Securities matured                                                      2,014                -
      Acquisitions                                                                -       (3,367,987)
      Other                                                                     498              787
                                                                     ---------------  ---------------
Net cash used by investing activities                                      (265,316)      (3,584,844)

Cash flows from financing activities:
      Long-term debt borrowings                                                   -        2,781,318
      Issuance of equity units                                                    -          446,200
      Common stock offering                                                       -          289,787
      Long-term debt principal payments                                    (664,632)        (120,008)
      Issuance of common stock for employee plans                             8,079           17,279
      Repayment of customer advances for construction
        and contributions in aid of construction                             (1,597)          (3,244)
                                                                     ---------------  ---------------
Net cash used by financing activities                                      (658,150)       3,411,332

Cash provided by (used by) discontinued operations                          686,302           (9,925)
                                                                     ---------------  ---------------

(Decrease) increase in cash and cash equivalents                            205,200          (20,508)
Cash and cash equivalents at January 1,                                     215,869           70,086
                                                                     ---------------  ---------------

Cash and cash equivalents at June 30,                                     $ 421,069        $  49,578
                                                                     ===============  ===============


Non-cash investing and financing activities:
      Assets acquired under capital lease                                 $       -        $ (33,985)
      Change in fair value of interest rate swaps                         $   5,758        $       -



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies:
      -------------------------------------------
      (a) Basis of Presentation and Use of Estimates:
          Citizens Communications Company and its subsidiaries are referred to as "we," "us" or "our" in this report. The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes included in our 2001 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown. Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Certain information and footnote disclosures have been excluded and/or condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year. Certain reclassifications of balances previously reported have been made to conform to current presentation.

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

      (f) Derivative Instruments and Hedging Activities:
          Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

          On the date the derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash-flow to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

          All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

          We entered into interest rate swap arrangements in December 2001 and May 2002 related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS 133. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

      (g) Intangibles:
          Intangibles represent the excess of purchase price over the fair value of identifiable assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. We regularly examine the carrying value of our goodwill and other identifiable intangibles to determine whether there are any impairment losses (see Note 5).

(2)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment at June 30, 2002 and December 31, 2001 is as follows:

        ($ in thousands)                          June 30, 2002        December 31, 2001
                                               -----------------    --------------------

        Property, plant and equipment              $ 6,954,708            $ 6,699,928
        Less accumulated depreciation               (2,465,795)            (2,187,890)
                                               -----------------    --------------------
        Property, plant and equipment, net         $ 4,488,913            $ 4,512,038
                                               =================    ====================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $156,050,000 and $101,290,000 for the three months ended June 30, 2002 and 2001, respectively and $303,870,000 and $193,743,000 for the six months ended June 30, 2002 and
     2001, respectively.

(3)  Frontier Acquisition:
     ---------------------
     On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries (Frontier), which owned approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373,000,000 in cash. This transaction has been accounted for using the purchase method of accounting. The results of operations have been included in our financial statements from the date of acquisition. Our valuation and allocation of purchase price including adjustments to assets and liabilities for Frontier is final.

     The following summarizes the allocation of purchase price and funding for our Frontier acquisition:

             ($ in thousands)
             Assets acquired:
               Property, plant and equipment       $ 1,108,514
               Current assets                          119,016
               Goodwill                              1,504,694
               Customer base                           793,936
               Trade name                              122,058
               Other assets                            151,172
                                                ---------------
             Total assets acquired                   3,799,390

             Liabilities assumed
               Current liabilities                     146,920
               Other liabilities                       279,536
                                                ---------------
             Total liabilities assumed                 426,456
                                                ---------------
             Cash paid                             $ 3,372,934
                                                ===============

     The following pro forma financial information for the three and six months ended June 30, 2001 presents the combined results of our operations and the Frontier acquisition. The pro forma information presents the combined results as if the acquisition had occurred at the beginning of the year of its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods. The sale of our Louisiana and Colorado gas operations (see Note 4) are presented on an actual basis. Included in revenue is approximately $56,400,000 and $215,600,000 of revenue from our Louisiana and Colorado gas operations for the three and six months ended June 30, 2001, respectively.

($ in thousands, except per share amounts)           For the three months    For the six months
                                                     ended June 30, 2001     ended June 30, 2001
                                                     --------------------   ----------------------
Revenue                                                       $ 701,269          $ 1,517,819
Net loss                                                      $ (44,872)         $   (62,829)
Net loss available to common shareholders per share           $   (0.19)         $     (0.26)

(4)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309,200,000.

          Electric
          --------
          In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000. The transaction, which is subject to regulatory approvals, is expected to close by the end of 2002.

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

     Currently, we do not have agreements to sell all of our gas and electric properties. Our gas and electric assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. Additionally, we no longer record depreciation expense on the gas assets and electric assets. Such depreciation expense would have been an additional $10,600,000 and $14,200,000 for the three months ended June 30, 2002 and 2001, respectively and $21,200,000 and $28,100,000 for the six months ended June 30, 2002 and 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

     ($ in thousands)                                            For the three months ended June 30,
                                                             --------------------------------------------
                                                                    2002                    2001
                                                             --------------------    --------------------
     Revenue                                                           $       -            $ 29,335
     Operating income                                                  $       -            $  8,183
     Income tax expense                                                $       -            $  2,089
     Net income                                                        $       -            $  3,367

     ($ in thousands)                                             For the six months ended June 30,
                                                             --------------------------------------------
                                                                    2002                    2001
                                                             --------------------    --------------------
      Revenue                                                          $   4,650            $  53,429
     Operating income (loss)                                           $    (419)           $  11,945
     Income tax expense (benefit)                                      $    (920)           $   2,159
     Income (loss) from discontinued operations, net of tax            $  (1,478)           $   4,476
     Gain on disposal of water segment, net of tax                     $ 169,326            $       -


     Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:


($ in thousands)                                   June 30, 2002       December 31, 2001
                                                --------------------   -------------------

Current assets                                          $    65,564           $    66,511
Net property, plant and equipment                           827,615               805,653
Other assets                                                219,287               235,773
                                                --------------------   -------------------
Total assets held for sale                              $ 1,112,466           $ 1,107,937
                                                ====================   ===================

Current liabilities                                     $    72,197           $    71,259
Long-term debt                                                    -                43,400
Other liabilities                                           103,272               104,116
                                                --------------------   -------------------
Total liabilities related to assets held for sale       $   175,469           $   218,775
                                                ====================   ===================

(5)  Intangibles:
     ------------
     Intangibles at June 30, 2002 and December 31, 2001 are as follows:

                                                                As of June 30, 2002
                                            ----------------------------------------------------------
                                              Gross Carrying        Accumulated        Net Carrying
($ in thousands)                                  Amount           Amortization           Amount
                                            -------------------  ------------------  -----------------
Goodwill                                           $ 2,046,053          $ (127,318)       $ 1,918,735
Customer base and trade name                         1,077,398             (99,852)           977,546
                                            -------------------  ------------------  -----------------
    Total intangibles                              $ 3,123,451          $ (227,170)       $ 2,896,281
                                            ===================  ==================  =================


                                                            As of December 31, 2001
                                            ----------------------------------------------------------
                                              Gross Carrying        Accumulated        Net Carrying
($ in thousands)                                  Amount           Amortization           Amount
                                            -------------------  ------------------  -----------------
Goodwill                                           $ 2,068,032          $ (127,318)       $ 1,940,714
Customer base and trade name                         1,077,398             (39,170)         1,038,228
                                            -------------------  ------------------  -----------------
    Total intangibles                              $ 3,145,430          $ (166,488)       $ 2,978,942
                                            ===================  ==================  =================

     Amortization expense was $30,328,000 and $13,076,000 for the three months ended June 30, 2002 and 2001, respectively and $60,682,000 and $26,329,000 for the six months ended June 30, 2002 and 2001, respectively.

     We have reflected assets acquired in purchase transactions at fair market values in accordance with purchase accounting standards. Our allocations are primarily based upon an independent appraisal of the respective properties acquired.

     Our acquisitions were made in order for us to execute upon our business strategy. Our strategy is to focus exclusively on providing telecommunications services, primarily in rural, small and medium-sized towns where we believe we have a competitive advantage because of our relatively larger size, greater resources, local focus and lower levels of competition. For both our existing ILEC operations and those we have recently acquired, we are the dominant provider of independent local exchange carrier services in each of the markets in which we operate. We believe that our operations in these areas will provide us with stable revenue and margin enhancement opportunities. To reach our objectives, we intend to continue to achieve economies of scale through clustering and increasing operational efficiencies, among other strategies. In following our strategy, we selectively pursue acquisitions that we believe will enhance shareholder value through increased revenue growth and operational efficiencies consistent with our corporate strategy and objectives.

     We have paid more than the net book values (of the sellers) of each of the businesses acquired in 2000 and 2001. We based our purchase prices on estimates of future cash flows of the businesses acquired. The "premium" to book value paid, including the allocation to goodwill for each respective property, reflects the value created by all of the tangible and intangible operating assets (existing and acquired) of our businesses coming together, including without limitation, the fact that we were able to immediately commence operations as the dominant local exchange carrier in the applicable operating area. Additionally, the premiums paid reflect the fact that our purchase price was accepted by the sellers after a competitive bidding and negotiation process.

     We were willing to pay a premium (i.e. goodwill) over the fair value of the tangible and identifiable intangible assets acquired less liabilities assumed in order to obtain product cross-selling opportunities, economies of scale (e.g. cost savings opportunities), and the potential benefit resident in expected population/demographic trends.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually (see Note 14). The amortization of goodwill ceased upon adoption of the statement on January 1, 2002, and applies to all goodwill recognized in the statement of financial position at that date, regardless of when the assets were initially recognized.

     The following table presents a reconciliation between reported net income and adjusted net income. Adjusted net income excludes amortization expense recognized in prior periods related to goodwill that is no longer being amortized.

($ in thousands, except per-share amounts)        For the three months ended June 30,      For the six months ended June 30,
                                                 ---------------------------------------  ------------------------------------
                                                        2002                2001                2002               2001
                                                 -------------------  ------------------  -----------------  -----------------
Reported available for common shareholders                $ (41,559)          $ (13,296)          $ 41,667           $  6,427
Add back: Goodwill amortization, net of tax                       -               6,110                  -             13,356
                                                 -------------------  ------------------  -----------------  -----------------
Adjusted available for common shareholders                $ (41,559)          $  (7,186)          $ 41,667           $ 19,783
                                                 ===================  ==================  =================  =================

Basic earnings per share:
Reported available for common shareholders                $   (0.15)          $   (0.05)          $   0.15           $   0.02
Goodwill amortization, net of tax                                 -                0.02                  -               0.05
                                                 -------------------  ------------------  -----------------  -----------------
Adjusted available for common shareholders                $   (0.15)          $   (0.03)          $   0.15           $   0.07
                                                 ===================  ==================  =================  =================

Diluted earnings per share:
Reported available for common shareholders                $   (0.15)          $   (0.05)          $   0.15           $   0.02
Goodwill amortization, net of tax                                 -                0.02                  -               0.05
                                                 -------------------  ------------------  -----------------  -----------------
Adjusted available for common shareholders                $   (0.15)          $   (0.03)          $   0.15           $   0.07
                                                 ===================  ==================  =================  =================

(6)  Restructuring and Other Charges:
     --------------------------------
     Restructuring and other expenses consist of expenses related to our various restructurings in 2001 and 2002, $10,200,000 of expenses related to reductions in personnel at our telecommunications operations, costs that are being spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6,800,000 of costs and expenses related to our tender offer in June 2002 for all of the publicly held ELI common shares that we did not already own. These costs were incurred only temporarily and will not continue.

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies between Frontier and us. We continue to review our operations and facilities to achieve greater efficiency.

          Plano Restructuring
          In the second quarter of 2001, we adopted a plan to close our operations support center in Plano, Texas by August 2002. In connection with this plan, we recorded a pre-tax charge of $14,557,000 in the second half of 2001, $839,000 for the three months ended March 31, 2002 and we adjusted our accrual down by $92,000 for the three months ended June 30, 2002. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring will result in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees have been/will be relocated, others have been offered severance, job training and/or outplacement counseling. As of June 30, 2002, approximately $13,617,000 was paid and 721 employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through June 30, 2002, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $122,000 in the third quarter of 2002.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of $731,000 in the fourth quarter of 2001, $62,000 for the three months ended March 31, 2002 and $9,000 for the three months ended June 30, 2002. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 98 employees. We communicated with all affected employees during November 2001. As of June 30, 2002, approximately $753,000 was paid and all the employees were terminated.

          ELI Restructuring
          In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees which were accrued for but not paid at December 31, 2001. In the first and second quarters of 2002, ELI adjusted its original accrual down by $2,100,000 and $100,000, respectively, due to the favorable settlements of termination charges for off-net circuit agreements. As of June 30, 2002, $1,054,000 has been paid. The remaining accrual of $925,000 is included in current liabilities at June 30, 2002.

          Tender Offer
          During May 2002, we announced a tender offer for all of the shares of ELI that we did not already own for a price of $0.70 per share. We completed the tender offer in June 2002, resulting in ELI becoming a wholly-owned subsidiary, for total costs and expenses of approximately $6.8 million. We accounted for this transaction as a purchase and allocated the entire amount to goodwill. We evaluated the recoverability of this goodwill in accordance with Statement Financial Accounting Standards No. 142 and determined that a write-down was necessary based on fair market value as determined by discounted cash flows. This charge is included in restructuring and other expenses.

     1999
     ----
     In the fourth quarter of 1999, we adopted a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999. As of June 30, 2002, approximately $4,602,000 has been paid, 43 employees were terminated and six employees who were expected to be terminated took other positions within the company. At June 30, 2002, December 31, 2001 and December 31, 2000, we adjusted our original accrual down by $11,000, $139,000 and $1,008,000, respectively, and no accrual remains at June 30, 2002.



($ in thousands)
                   2001                         Severance         Benefits      Retention        Other          Total
                                            ------------------- -------------- -------------  ------------- ---------------

2001 Plano Restructuring
Original accrued amount                                $ 9,353        $ 1,535       $ 1,178         $  936         $13,002
Amount paid                                             (1,386)           (35)          (80)          (177)         (1,678)
Additional accrual                                         551              -         1,793             27           2,371
Adjustments                                               (325)          (104)          (64)          (323)           (816)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 12/31/2001                                     8,193          1,396         2,827            463          12,879
                                            ------------------- -------------- -------------  ------------- ---------------
Amount paid                                             (4,870)             -        (2,083)          (112)         (7,065)
Additional accrual                                          25              -           923              -             948
Adjustments                                                (63)           (28)          (18)             -            (109)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 3/31/2002                                      3,285          1,368         1,649            351           6,653
                                            ------------------- -------------- -------------  ------------- ---------------
Amount paid                                             (2,146)        (1,036)       (1,458)          (234)         (4,874)
Additional accrual                                          40              -           213              -             253
Adjustments                                               (207)             -          (138)             -            (345)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 6/30/2002                                    $   972        $   332       $   266         $  117         $ 1,687
                                            =================== ============== =============  ============= ===============


2001 Sacramento Call Center Restructuring
Accrued @ 12/31/2001                                   $   552        $    94       $    85         $    -         $   731
Amount paid                                               (317)             -           (81)             -            (398)
Additional accrual                                          45              -           107              -             152
Adjustments                                                (72)           (11)           (7)             -             (90)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 3/31/2002                                        208             83           104              -             395
                                            ------------------- -------------- -------------  ------------- ---------------
Amount paid                                               (202)           (67)          (86)             -            (355)
Additional accrual                                           -              -             9              -               9
Adjustments                                                  -              -             -              -               -
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 6/30/2002                                    $     6        $    16       $    27         $    -         $    49
                                            =================== ============== =============  ============= ===============


ELI 2001 Restructuring
Accrued @ 12/31/2001                                   $     -        $     -       $     -         $4,179         $ 4,179
Amount paid                                                  -              -             -              -               -
Additional accrual                                           -              -             -              -               -
Adjustments                                                  -              -             -         (2,100)         (2,100)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 3/31/2002                                          -              -             -          2,079           2,079
                                            ------------------- -------------- -------------  ------------- ---------------
Amount paid                                                  -              -             -         (1,054)         (1,054)
Additional accrual                                           -              -             -              -               -
Adjustments                                                  -              -             -           (100)           (100)
                                            ------------------- -------------- -------------  ------------- ---------------
Accrued @ 6/30/2002                                    $     -        $     -       $     -         $  925         $   925
                                            =================== ============== =============  ============= ===============


                                             Original Accrued       Amount        Accrual       Remaining
                   1999                           Amount         Paid to Date    Adjustments     Accrual
                                            ------------------- -------------------------------------------

1999 Corporate Office Restructuring
For the year ended December 31, 1999                   $ 5,760        $  (221)      $     -         $5,539
For the year ended December 31, 2000                     5,539         (3,993)       (1,008)           538
For the year ended December 31, 2001                       538           (199)         (139)           200
For the three months ended March 31, 2002                  200              -             -            200
For the three months ended June 30, 2002                   200           (189)          (11)             -


(7)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2001 to June 30, 2002 is as follows:

                                                               Six Months Ended
                                                    ----------------------------------------
                                                                    Interest                                 *Interest
                                         December 31,               Rate Swap/                  June 30,       Rate at
($ in thousands)                            2001      Borrowings  Reclassification  Payments      2002      June 30, 2002
                                        ------------- --------------------------------------- ------------  -------------
FIXED RATE

   Rural Utilities Service Loan Contracts  $ 110,860         $ -       $      -    $ (79,522) $    31,338        6.190%

   Debentures                                850,778           -              -      (18,650)     832,128        7.472%


   2001 Notes                              3,700,430           -          5,758      (23,665)   3,682,523        8.470%


   Equity Units                              460,000           -              -            -      460,000        7.480%


   Senior Unsecured Notes                    108,825           -              -      (37,807)      71,018        8.050%

   ELI Notes                                 325,000           -              -      (30,000)     295,000        6.232%
   ELI Capital Leases                        137,382           -              -       (2,101)     135,281       11.613%
   Industrial Development Revenue Bonds      249,205           -              -      (54,900)     194,305        6.153%
   Other                                          54           -              -           (7)          47       12.985%

                                        ------------- ----------- -------------- ------------ ------------
TOTAL FIXED RATE                           5,942,534           -          5,758     (246,652)   5,701,640
                                        ------------- ----------- -------------- ------------ ------------


VARIABLE RATE

   ELI Bank Credit Facility                  400,000           -              -     (400,000)           -        2.391%
   Industrial Development Revenue Bonds      136,278           -         43,400      (17,980)     161,698        3.152%

                                        ------------- ----------- -------------- ------------ ------------
TOTAL VARIABLE RATE                          536,278           -         43,400     (417,980)     161,698
                                        ------------- ----------- -------------- ------------ ------------

TOTAL LONG TERM DEBT                     $ 6,478,812         $ -       $ 49,158    $(664,632) $ 5,863,338
                                        ------------- =========== ============== ============ ------------

   Less: Current Portion                    (483,906)                                             (63,924)
   Less: Equity Units                       (460,000)                                            (460,000)
                                        -------------                                         ------------
                                         $ 5,534,906                                          $ 5,339,414
                                        =============                                         ============

     *Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Debentures, 2001 Notes, ELI's Capital Leases, Senior Unsecured Notes, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     Total future minimum cash payment commitments over the next 25 years under ELI's long-term capital leases amounted to $318.6 million as of June 30, 2002.

(8)   Net Income Per Common Share:
      ----------------------------
     The reconciliation of the net income per common share calculation for the three and six months ended June 30, 2002 and 2001, respectively, is as follows:


(In thousands, except per-share amounts)                             For the three months ended June 30,
                                                 --------------------------------------------------------------------------
                                                                2002                                   2001
                                                 -------------------------------------  -----------------------------------
                                                               Weighted                              Weighted
                                                               Average                                Average
                                                  Net Loss      Shares     Per Share     Net Loss     Shares     Per Share
                                                 -----------  -----------  -----------  ----------- ------------ ----------
Net loss per common share:
  Basic                                            $(41,559)     280,610                  $   (649)     269,129
  Carrying cost of equity forward contracts               -            -                    12,647            -
                                                 -----------  -----------               ----------- ------------
  Available for common shareholders                $(41,559)     280,610      $ (0.15)    $(13,296)     269,129    $ (0.05)
  Effect of dilutive options                              -        4,709            -            -        6,551          -
                                                 -----------  -----------               ----------- ------------
  Diluted                                          $(41,559)     285,319      $ (0.15)    $(13,296)     275,680    $ (0.05)
                                                 ===========  ===========               =========== ============


(In thousands, except per-share amounts)                               For the six months ended June 30,
                                                 --------------------------------------------------------------------------
                                                                 2002                                   2001
                                                 -------------------------------------  -----------------------------------
                                                                Weighted                              Weighted
                                                                Average                               Average
                                                  Net Income    Shares     Per Share    Net Income    Shares     Per Share
                                                 ------------------------  -----------  ------------------------ ----------
Net income per common share:
  Basic                                            $ 41,667      280,432                  $ 19,074      266,106
  Carrying cost of equity forward contracts               -            -                    12,647            -
                                                 -----------  -----------               ----------- ------------
  Available for common shareholders                $ 41,667      280,432       $ 0.15     $  6,427      266,106     $ 0.02
  Effect of dilutive options                              -        4,833            -            -        6,966          -
                                                 -----------  -----------               ----------- ------------
   Diluted                                         $ 41,667      285,265       $ 0.15     $  6,427      273,072     $ 0.02
                                                 ===========  ===========               =========== ============


     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. At June 30, 2002, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities, which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 12,485,000 potentially dilutive stock options at a range of $10.24 to $21.47 per share. These items were not included in the diluted net income
     (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 1,477,000 shares and 710,000 shares at June 30, 2002 and 2001 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

(9)  Segment Information:
     --------------------
     We operate in four segments, Incumbent Local Exchange Carrier (ILEC), ELI (a competitive local exchange carrier, or CLEC), gas and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is the incumbent carrier in its service areas. Our gas and electric segments are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale."

     As an ILEC, we are the dominant incumbent carrier in the markets we serve and provide the "last mile" of telecommunications services to residential and business customers in these markets. As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the incumbent ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission
     (FCC). We do not provide both ILEC and CLEC services in competition with each other in any individual market.

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


($ in thousands)                                     For the three months ended June 30, 2002
                                 --------------------------------------------------------------------------
                                                                                                 Total
                                     ILEC            ELI            Gas          Electric      Segments
                                 -------------- -------------- --------------- ------------- --------------
Revenue                            $   514,686      $  45,287       $  47,856     $  54,610    $   662,439
Depreciation and Amortization          154,741         31,591              46             -        186,378
Operating Income (Loss)                100,607        (38,976)          8,416        12,521         82,568
Adjusted EBITDA                        255,348         (7,385)          8,462        12,521        268,946


($ in thousands)                                      For the three months ended June 30, 2001
                                 --------------------------------------------------------------------------
                                                                                                 Total
                                     ILEC            ELI            Gas          Electric      Segments
                                 -------------- -------------- --------------- ------------- --------------
Revenue                            $   288,788      $  59,334       $ 102,155     $  55,464    $   505,741
Depreciation and Amortization           88,312         20,099             155         5,800        114,366
Operating Income (Loss)                 60,685        (15,278)          9,882         5,260         60,549
Adjusted EBITDA                        148,997          4,821          10,037        11,060        174,915



($ in thousands)                                      For the six months ended June 30, 2002
                                 --------------------------------------------------------------------------
                                                                                                 Total
                                     ILEC            ELI            Gas          Electric      Segments
                                 -------------- -------------- --------------- ------------- --------------
Revenue                            $ 1,022,717      $  92,534       $ 119,221     $ 107,301    $ 1,341,773
Depreciation and Amortization          313,031         51,391             130             -        364,552
Operating Income (Loss)                192,828        (55,996)         20,304        25,791        182,927
Adjusted EBITDA                        505,859         (4,605)         20,434        25,791        547,479


($ in thousands)                                       For the six months ended June 30, 2001
                                 --------------------------------------------------------------------------
                                                                                                 Total
                                     ILEC            ELI            Gas          Electric      Segments
                                 -------------- -------------- --------------- ------------- --------------
Revenue                            $   576,133      $ 121,059       $ 322,670     $ 110,161    $ 1,130,023
Depreciation and Amortization          174,689         39,278             305         5,800        220,072
Operating Income (Loss)                123,355        (30,378)         38,496        16,959        148,432
Adjusted EBITDA                        298,044          8,900          38,801        22,759        368,504

(10) Adelphia Investment:
     --------------------
     As of June 30, 2002, we owned 3,059,000 shares of Adelphia Communications Corp. (Adelphia) common stock. As a result of Adelphia's recent price declines and filing for bankruptcy, we recognized losses of $45,600,000, $49,700,000 and $79,000,000 on our investment for the three months ended June 30, 2002, March 31, 2002 and December 31, 2001, respectively, as the declines were determined to be other than temporary. As of June 30, 2002, we have written this investment down to zero.

(11) Equity Forward Contracts:
     -------------------------
     During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock with Citibank, N.A. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our equity forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. In 2001, we settled the contract by paying the redemption amount of $150,013,000 plus $13,650,000 in associated carrying costs and took possession of our shares.

(12) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of June 30, 2002 and December 31, 2001 was $250,000,000 and $100,000,000,
     respectively. Such contracts required us to pay variable rates of interest (average pay rate of approximately 4.843% as of June 30, 2002) and receive fixed rates of interest (average receive rate of 7.65% as of June 30, 2002). The fair value of these derivatives is reflected in other assets as of June 30, 2002, in the amount of $6,187,812 and the related underlying debt has been increased by a like amount. The amounts received during the three and six months ended June 30, 2002 as a result of these contracts amounted to $0 and $411,897, respectively, and are included as a reduction to interest expense.

     We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

(13) Shareholder Rights Plan:
     ------------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. Each right initially entitles shareholders to buy one one-thousandth of a share of a new Series A Participating Preferred Stock at an exercise price of $47 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our common stock.

(14) Change in Accounting Principle and New Accounting Pronouncements:
     -----------------------------------------------------------------
     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill. We were required to test for impairment of goodwill as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. We evaluated the recoverability of this goodwill in accordance with SFAS 142 and determined that a write-down was necessary based on fair market value as determined by discounted cash flows. During the first quarter of 2002, we reassessed the useful lives of our customer base and trade name and determined no change was required. The adoption of SFAS 142 did not have a material impact on our other segments.

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

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 in the second quarter of 2002. During 2002, we recognized $4.4 million of gains from early debt retirement as other income, rather than as an extraordinary item.

(15) Global /WorldCom Receivables:
     -----------------------------
     During the second quarter 2002, we reserved approximately $21,600,000 of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. This charge was partially offset in the second quarter with an $11,600,000 settlement with Global as discussed below.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29,000,000 of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a write-down of such receivables in the amount of $7,800,000 in the first quarter 2002 and $21,200,000 in the fourth quarter of 2001. In the second quarter 2002, as the result of a settlement agreement with Global, we have reversed $11,600,000 of our previous write-down of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. These arrangements have continued after the bankruptcy filing. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

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

     As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities would be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) or (2) those assets attributable to such liabilities. While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, on the ground that its obligation to make this transfer might be "executory" under the Bankruptcy Code, Global has refused to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets and liabilities. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such authorization letter if Global does not do so as required by the Frontier stock purchase agreement. A decision on dispositive motions filed by us is expected in the third quarter of 2002.

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

          * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms attractive to our customers, and our ability to offer second lines and enhanced and data services to markets currently under-penetrated;

          *    Our ability to expand through attractively priced acquisitions;

          * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

          * The effects of bankruptcies in the telecommunications industry which could result in higher network access costs and potential bad debts.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the six months ended June 30, 2002, we used cash flow from continuing operations, the proceeds from the sale of discontinued operations and cash and investment balances to fund capital expenditures and debt repayments. On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works for $859.1 million in cash plus the assumption by the buyer of $122.5 million of our debt and other liabilities. The proceeds are being used for general corporate purposes including the repayment of outstanding indebtedness. As of June 30, 2002, we had cash and cash equivalents balances aggregating $421.1 million.

We have budgeted approximately $407.0 to $432.0 million for our 2002 capital projects, including approximately $350.0 to $375.0 million for the ILEC segment, $15.0 million for the ELI segment (excluding the $110 million purchase of equipment under lease) and $42.0 million for the public utilities services segment. For the six months ended June 30, 2002, our actual capital expenditures were $138.7 million for the ILEC segment, $8.1 million for the ELI segment (excluding the purchase for $110 million in cash of equipment previously under lease) and $20.2 million for the public utilities services segments which includes $1.2 million for the water and wastewater segment sold in January 2002. We anticipate that the funds necessary for our 2002 capital expenditures will be provided from our ILEC operations and our existing cash and investment balances.

During 1995, ELI entered into a $110 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. On April 30, 2002, ELI purchased the facilities at the lease termination for $110 million. Citizens had guaranteed all of ELI's obligations under this operating lease and provided the funds for the purchase.

We have an available shelf registration of $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805 million. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of June 30, 2002. The expiration date for the facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of June 30, 2002, there were no outstanding advances under these facilities.

Tender Offer
On May 16, 2002, we announced that we were commencing a tender offer, at $0.70 per share, for all of the publicly held Class A common shares of ELI that we did not already own. The tender offer expired on June 17, 2002, at which time the total of shares tendered, combined with the ELI shares already owned by us, represented approximately 95.5% of total outstanding ELI Class A shares. On June 20, 2002, we completed a short-form merger in which ELI became our wholly owned, not publicly traded, subsidiary and each share of common stock not tendered was converted into a right to receive $0.70 in cash without interest. The total cost (including fees and expenses) of the tender was approximately $6.8 million.

Following the completion of the merger with ELI, we repaid and terminated the entire $400 million outstanding under ELI's committed revolving line of credit with a syndicate of commercial banks on June 24, 2002.

Debt Reduction
On January 7, 2002, we called for redemption at par two of our outstanding 1991 series of industrial development revenue bonds, the $20.0 million 7.15% Mohave series and the $10.1 million 7.15% Santa Cruz series.

On January 31, 2002, we repaid approximately $76.9 million principal amount of subsidiary debt from the Rural Utilities Service, Rural Telephone Bank and the Federal Financing Bank. We paid a premium of $482,000 on these redemptions.

On March 27, 2002, we repaid $40.0 million of Frontier 7.51% Medium Term Notes at maturity.

On May 1, 2002, we redeemed at par six of our outstanding variable rate Industrial Development Revenue Bond series aggregating approximately $20.3 million in principal amount.

On June 10, 2002, we called for redemption at par four of our outstanding Industrial Development Revenue Bond series aggregating approximately $20.4 million in principal amount. These redemptions are expected to occur in the third quarter.

On June 27, 2002, we redeemed at par $24.8 million principal amount of our 7.05% Mohave Industrial Development Revenue Refunding Bonds due August 1, 2020.

During the second quarter, we executed a series of purchases in the open market of a number of our outstanding notes and debentures. The aggregate principal amount of notes and debentures purchased was $72.3 million and they generated a pre-tax gain from the early extinguishment of debt at a discount of approximately $4.4 million.

Interest Rate Management
------------------------
On December 17, 2001, we entered into two interest rate swap agreements with an investment grade financial institution, each agreement covering a notional amount of $50 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004 and are being accounted for under SFAS 133 as fair value hedges.

During May 2002, we entered into three interest rate swap agreements with investment grade financial institutions, each agreement covering a notional amount of $50 million. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 8.50% rate on the notional amount. Under the terms of two swaps, the underlying LIBOR rate is set in arrears, while the third agreement is based on each period's daily average six-month LIBOR. All three swaps terminate on May 15, 2006 and are being accounted for under SFAS 133 as fair value hedges. In connection with these swaps, on June 26, 2002, we entered into three Forward Rate Agreements (FRAs), which set the LIBOR rate for the initial period of the three swaps, which ends November 15, 2002. The average rate of the three FRAs for the current period is 5.6717%.

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

The principal financial performance covenant under our $805 million credit facilities and our $200 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) requires the maintenance of a minimum net worth of $1.5 billion. Under the RTFC loan, in the event that our credit rating from either Moody's Investors Service or Standard & Poor's declines below investment grade (Baa3/BBB-, respectively), we would also be required to maintain an interest coverage ratio of 2.00 to 1 or greater and a leverage ratio of 6.00 to 1 or lower. We are in compliance with all of our debt covenants.

Acquisitions
------------
On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owned approximately 1,096,700 telephone access lines (as of December 31, 2000) in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373.0 million in cash. This transaction has been accounted for using the purchase method of accounting. The results of operations have been included in our financial statements from the date of acquisition.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. During 2001, we sold two of our natural gas operations and in January 2002 we sold all of our water and wastewater treatment operations.

In March 2002, we entered into a definitive agreement to sell our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215 million. The transaction, which is subject to regulatory approvals, is expected to close by the end of 2002.

Currently, we do not have agreements to sell all of our gas and electric properties. Our gas and electric assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. Additionally, we no longer record depreciation expense on the gas assets and electric assets. Such depreciation expense would have been an additional $10.6 million and $14.2 million for the three months ended June 30, 2002 and 2001, respectively and $21.2 million and $28.1 million for the six months ended June 30, 2002 and 2001, respectively. We continue to actively pursue buyers for our remaining gas and electric businesses.

Discontinued operations in the consolidated statements of income reflect the results of operations of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with this business.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill. We were required to test for impairment of goodwill as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. During the first quarter of 2002, we reassessed the useful lives of our customer base and trade name and determined that no change was required. The adoption of SFAS 142 did not have a material impact on our other segments.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 in the second quarter of 2002. During 2002, we recognized $4.4 million of gains from early debt retirement as other income, rather than as an extraordinary item.

(b) Results of Operations
    ---------------------
                                     REVENUE

Consolidated revenue for the three and six months ended June 30, 2002 increased $156.7 million, or 31% and $211.8 million or 19%, respectively, as compared with the prior year period. The increase is primarily due to $211.9 million and $418.1 million, respectively, of increases in telecommunications revenue, largely due to the impact of the Frontier acquisition, partially offset by $54.3 million and $203.4 million of decreases in gas revenue for the three and six months ended June 30, 2002, respectively, largely due to the disposition of the Louisiana and Colorado gas operations.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                      For the three months ended June 30,           For the six months ended June 30,
                                ---------------------------------------------  ----------------------------------------------
                                    2002        2001      $ Change   % Change     2002        2001       $ Change   % Change
                                ----------- ----------- ----------- ---------- ----------- ------------ ----------- ---------
Access services                  $ 169,413   $ 117,146   $  52,267      45%    $  335,168   $  228,353   $ 106,815       47%
Local services                     216,075     117,970      98,105      83%       430,926      239,852     191,074       80%
Long distance and data services     75,658      32,675      42,983     132%       149,330       63,284      86,046      136%
Directory                           25,810      10,999      14,811     135%        52,054       21,689      30,365      140%
Other                               27,730       9,998      17,732     177%        55,239       22,955      32,284      141%
ELI                                 45,287      59,334     (14,047)    -24%        92,534      121,059     (28,525)     -24%
                                ----------- ----------- -----------            ----------- ------------ -----------
                                 $ 559,973   $ 348,122   $ 211,851      61%    $1,115,251   $  697,192   $ 418,059       60%
                                =========== =========== ===========            =========== ============ ===========

We acquired Frontier on June 29, 2001. As a result, the periods ended June 30, 2001 include two days of operating results of Frontier. Revenue for the two day period was $4.2 million. Frontier contributed $209.5 million and $416.7 million in revenue for the three and six months ended June 30, 2002, respectively.

Prior to the second quarter of 2002, we reported subscriber line charges (SLC) in both the access and local revenue categories. Beginning with the second quarter of 2002, all SLC revenue is reported in the local services category. All prior periods have been conformed to this presentation. The average amount of SLC that was previously reported in access is $23.1 million per quarter.

Access services revenue for the three months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $45.9 million. Growth in non-switched access contributed $3.6 million and growth in subsidies contributed $5.2 million.

Access services revenue for the six months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $92.4 million. Growth in non-switched access contributed $7.6 million and growth in subsidies contributed $7.6 million.

Local services revenue for the three months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $92.0 million.

Local services revenue for the six months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $184.8 million.

Long distance and data services revenue for the three months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $36.2 million, $2.2 million of growth related to data and dedicated circuits and growth in long distance services of $4.4 million.

Long distance and data services revenue for the six months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $72.4 million, $5.8 million of growth related to data and dedicated circuits and growth in long distance services of $7.8 million.

Directory services revenue for the three and six months ended June 30, 2002 increased as compared with the prior year periods primarily due to the impact of Frontier of $14.7 million and $30.0 million, respectively.

Other revenue for the three and six months ended June 30, 2002 increased as compared with the prior year periods primarily due to the impact of Frontier of $16.3 million and $32.8 million, respectively.

ELI revenue for the three and six months ended June 30, 2002 decreased primarily due to a decrease in reciprocal compensation minutes and price, a decline in ISDN due to less demand from internet service providers and lower demand and prices for long haul services. Additionally, ELI revenue for the six months ended June 30, 2002 decreased due to the expiration of a material data services contract in February 2001. ELI has experienced six consecutive quarters of declining revenue.

                            GAS AND ELECTRIC REVENUE

      ($ in thousands)              For the three months ended June 30,             For the six months ended June 30,
                                --------------------------------------------  -----------------------------------------------
                                   2002        2001      $ Change   % Change     2002        2001        $ Change    % Change
                                ----------- ----------- ----------- --------  ------------- ------------ ----------- ---------
      Gas revenue                 $ 47,856   $ 102,155   $ (54,299)    -53%    $ 119,221    $ 322,670    $ (203,449)     -63%
      Electric revenue            $ 54,610   $  55,464   $    (854)     -2%    $ 107,301    $ 110,161    $   (2,860)      -3%

Gas revenue for the three months ended June 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by higher purchased gas costs passed on to customers. Included in gas revenue for 2001 is approximately $56.4 million of revenue from our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Gas revenue for the six months ended June 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by higher purchased gas costs passed on to customers. Included in gas revenue for 2001 is approximately $215.6 million of revenue from our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Electric revenue for the three and six months ended June 30, 2002 decreased as compared with the prior year periods primarily due to lower purchased power prices. Under tariff provisions, the cost of our electric energy and fuel oil purchases are primarily passed on to customers.

                                COST OF SERVICES

      ($ in thousands)              For the three months ended June 30,             For the six months ended June 30,
                                --------------------------------------------  ------------------------------------------------
                                   2002        2001      $ Change   % Change     2002         2001       $ Change     % Change
                                ----------- ----------- ----------- --------  ------------- ------------ ----------- ---------
       Network access            $   58,598   $  34,645    $ 23,953      69%    $ 116,556   $  67,161   $   49,395       74%
       Gas purchased                 26,201      63,914     (37,713)    -59%       69,801     227,077     (157,276)     -69%
       Electric energy and
        fuel oil purchased           28,987      29,969        (982)     -3%       55,667      59,655       (3,988)      -7%
                                ----------- ----------- -----------           ----------- ------------ -----------
                                 $  113,786   $ 128,528    $(14,742)    -11%    $ 242,024   $ 353,893   $ (111,869)     -32%
                                =========== =========== ===========           =========== ============ ===========

Network access expenses for the three months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $21.3 million and increased costs of $6.7 million in the ILEC sector, partially offset by decreased costs of $4.2 million in ELI as a result of decreases in demand.

Network access expenses for the six months ended June 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $41.3 million and increased costs of $13.3 million in the ILEC sector, partially offset by decreased costs of $7.4 million in ELI as a result of decreases in demand.

Gas purchased for the three months ended June 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas. Included in gas purchased for 2001 is approximately $40.3 million of gas purchased by our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Gas purchased for the six months ended June 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas. Included in gas purchased for 2001 is approximately $171.1 million of gas purchased by our Louisiana and Colorado gas operations.

Electric energy and fuel oil purchased for the three and six months ended June 30, 2002 decreased as compared with the prior year periods primarily due to lower purchased power prices. Under tariff provisions, the cost of our electric energy and fuel oil purchases are primarily passed on to customers.

During the past two years, power supply costs have fluctuated substantially forcing companies in some cases to pay higher operating costs to operate their electric businesses. In Arizona, excessive power costs charged by our power supplier in the amount of approximately $111.3 million through June 30, 2002 have been incurred. We believe that we are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause, that was approved by the Arizona Corporation Commission and has been in place for several years. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that our unrecovered power costs, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. Parts of our proposal have been contested by one or more parties to a pending Arizona Commission proceeding convened to consider the matter. A determination regarding recovery could be made in 2002 but the timing is not certain.

                            OTHER OPERATING EXPENSES

($ in thousands)                    For the three months ended June 30,               For the six months ended June 30,
                                ---------------------------------------------  -----------------------------------------------
                                   2002        2001      $ Change   % Change     2002        2001        $ Change    % Change
                                ----------- ----------- ----------- ---------  ------------ ------------ ----------- ---------
Operating expenses               $ 191,019   $ 156,901    $ 34,118      22%    $ 390,272    $ 315,782    $ 74,490       24%
Taxes other than income taxes       31,384      24,437       6,947      28%       64,748       50,273      14,475       29%
Sales and marketing                 29,023      20,960       8,063      38%       57,260       41,571      15,689       38%
                                ----------- ----------- -----------            ----------- ------------ -----------
                                 $ 251,426   $ 202,298    $ 49,128      24%    $ 512,280    $ 407,626    $ 104,654      26%
                                =========== =========== ===========            =========== ============ ===========

Operating expenses for the three and six months ended June 30, 2002 increased as compared with the prior year periods primarily due to increased operating expenses related to Frontier of $71.4 million and $149.9 million, respectively, partially offset by increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors, decreased operating expenses in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively, and decreased compensation expense of $1.7 million and $1.5 million, respectively, related to variable stock plans. In future periods, as a result of decreases in the value of our pension assets because of declines in the stock and bond markets, we may have increased pension expenses.

Taxes other than income taxes increased as compared with the prior year periods primarily due to the impact of Frontier of $8.4 million for the three month period and $16.8 million for the six month period.

Sales and marketing expenses increased as compared with the prior year periods primarily due to the impact of Frontier of $11.7 million for the three month period and $22.2 million for the six month period, partially offset by decreased sales and marketing in the ELI sector of $2.8 million and $5.4 million for the three and six months ended June 30, 2002, respectively, primarily due to a reduction in personnel and related costs.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)              For the three months ended June 30,             For the six months ended June 30,
                                --------------------------------------------  ------------------------------------------------
                                   2002        2001      $ Change   % Change     2002          2001       $ Change   % Change
                                ----------- ----------- ----------- --------  ------------- ------------ ----------- ---------
      Depreciation  expense      $ 156,050   $ 101,290    $ 54,760      54%    $ 303,870    $ 193,743   $ 110,127       57%
      Amortization expense          30,328      13,076      17,252     132%       60,682       26,329      34,353      130%
                                ----------- ----------- -----------           ----------- ------------ -----------
                                 $ 186,378   $ 114,366    $ 72,012      63%    $ 364,552    $ 220,072   $ 144,480       66%
                                =========== =========== ===========           =========== ============ ===========

Depreciation expense for the three and six months ended June 30, 2002 increased as compared with the prior year periods primarily due to the impact of Frontier of $40.9 million and $82.6 million, respectively, and $0.9 million and $12.8 million, respectively, of accelerated depreciation related to the closing of our Plano, Texas administrative facility. Accelerated depreciation has ceased on the Plano facility since it is now carried at estimated realizable value. The three and six months were also impacted by $10.4 million of increased depreciation at ELI due to the purchase of $110.0 million previously leased facilities in April 2002.

Amortization expense for the three and six months ended June 30, 2002 increased as compared with the prior year periods primarily due to the impact of Frontier of $23.8 million and $47.6 million, respectively, partially offset by the fact that we ceased amortization of goodwill related to our previous acquisitions as of January 1, 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." For the three and six months ended June 30, 2001 amortization expense included $10.0 million and $20.4 million, respectively, of goodwill amortization.

                 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES

($ in thousands)                    For the three months ended June 30,           For the six months ended June 30,
                                --------------------------------------------  ------------------------------------------------
                                   2002        2001      $ Change   % Change     2002          2001       $ Change   % Change
                                ----------- ----------- ----------- --------  ------------- ------------ ----------- ---------
Reserve for telecommunications
  bankruptcies                    $ 10,001      $ -       $ 10,001     100%     $ 17,805        $ -      $ 17,805      100%
Restructuring and other expenses  $ 18,280      $ -       $ 18,280     100%     $ 22,185        $ -      $ 22,185      100%


During the second quarter 2002, we reserved approximately $21.6 million of trade receivables with WorldCom, as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. This charge was partially offset in the second quarter with an $11.6 million settlement with Global as discussed below.

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29.0 million of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a write-down of such receivables in the amount of $7.8 million in the first quarter 2002 and $21.2 million in the fourth quarter of 2001. In the second quarter 2002, as the result of a settlement agreement with Global, we have reversed $11.6 million of our previous write-down of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. These arrangements have continued after the bankruptcy filing. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

Restructuring and other expenses for the six months ended June 30, 2002 consist of expenses related to our various restructurings in 2001 and 2002, $10.2 million of expenses related to reductions in personnel at our telecommunications operations, costs that are being spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6.8 million of costs and expenses related to our tender offer in June 2002 of all of the publicly held ELI common shares that we did not already own. These costs were incurred only temporarily and will not continue. The discussion below includes our restructuring charges and excludes the other expenses.

          Plano Restructuring
          In the second quarter of 2001, we adopted a plan to close our operations support center in Plano, Texas by August 2002. In connection with this plan, we recorded a pre-tax charge of $14.5 million in the second half of 2001, $0.8 million for the three months ended March 31, 2002 and we adjusted our accrual down by $92,000 for the three months ended June 30, 2002. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring will result in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees have been/will be relocated others have been offered severance, job training and/or outplacement counseling. As of June 30, 2002, approximately $13.6 million was paid and 721 employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through June 30, 2002, early lease termination costs and other planning and communication costs. We expect to incur additional costs of approximately $0.1 million in the third quarter of 2002.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of approximately $0.7 million in restructuring expenses in the fourth quarter of 2001, $0.1 million for the three months ended March 31, 2002 and $9,000 for three months ended June 30, 2002. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 98 employees. We communicated with all affected employees during November 2001. As of June 30, 2002, approximately $0.8 million was paid and all the employees were terminated.

          ELI Restructuring
          In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees which were accrued for but not paid at December 31, 2001. In the first and second quarters of 2002, ELI adjusted its original accrual down by $2,100,000 and $100,000, respectively, due to the favorable settlement of termination charges for an off-net circuit agreement. As of June 30, 2002, $1,054,000 has been paid. The remaining accrual of $925,000 is included in current liabilities at June 30, 2002.

                    INVESTMENT AND OTHER INCOME (LOSS), NET /
                 INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

      ($ in thousands)                For the three months ended June 30,            For the six months ended June 30,
                                  --------------------------------------------  -----------------------------------------------
                                     2002        2001      $ Change   % Change     2002          2001       $ Change   % Change
                                  ----------- ----------- ----------- --------  ------------- ------------ ----------- ---------
      Investment and
        other income (loss), net   $ (28,076)   $ 10,641   $ (38,717)    -364%    $ (76,584)   $  13,425   $ (90,009)    -670%
      Interest expense             $ 121,059    $ 73,129   $  47,930       66%    $ 243,109    $ 134,581   $ 108,528       81%
      Income tax expense (benefit) $ (26,560)   $    525   $ (27,085)   -5159%    $ (53,502)   $   9,573   $ (63,075)    -659%

Investment and other income, net for the three and six months ended June 30, 2002 decreased as compared with the prior years period primarily due to the recognition of $45.6 million and $95.3 million of losses, respectively, resulting from an other than temporary decline in the value of our investment in Adelphia.

Interest expense for the three months ended June 30, 2002 increased as compared with the prior year period primarily due to $21.7 million of interest expense on our $1.75 billion of notes issued in May 2001, $34.0 million of interest expense on our $1.75 billion of notes issued in August 2001, $6.8 million of interest expense on our equity units issued in June 2001, $3.7 million of increased amortization of debt discount expense and $3.1 million of interest expense on our $200 million Rural Telephone Finance Cooperative note issued in October 2001. These amounts were partially offset by a reduction of $8.8 million of interest expense on our lines of credit, a $4.2 million decrease in ELI's interest expense related to decreased interest rates on bank borrowings, and a $4.7 million decrease in amortization of costs associated with our committed bank credit facilities. During the three months ended June 30, 2002, we had average long-term debt outstanding of $5.9 billion compared to $3.7 billion during the three months ended June 30, 2001. Our composite average borrowing rate for the three months ended June 30, 2002 as compared with the prior year period was 94 basis points higher due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Interest expense for the six months ended June 30, 2002 increased as compared with the prior year period primarily due to $60.8 million of interest expense on our $1.75 billion of notes issued in May 2001, $67.6 million of interest expense on our $1.75 billion of notes issued in August 2001, $14.6 million of interest expense on our equity units issued in June 2001, $7.0 million of increased amortization of debt discount expense and $6.3 million of interest expense on our $200 million Rural Telephone Finance Cooperative note issued in October 2001. These amounts were partially offset by a reduction of $25.2 million of interest expense on our lines of credit, a $6.6 million decrease in ELI's interest expense related to decreased interest rates on bank borrowings, and a $9.5 million decrease in amortization of costs associated with our committed bank credit facilities. During the six months ended June 30, 2002, we had average long-term debt outstanding of $5.9 billion compared to $3.7 billion during the six months ended June 30, 2001. Our composite average borrowing rate for the six months ended June 30, 2002 as compared with the prior year period was 79 basis points higher due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Income taxes for the three and six months ended June 30, 2002 decreased as compared with the prior year periods primarily due to changes in taxable income. The estimated annual effective tax rate for 2002 is 39% as compared with 35% for 2001. The change in the effective tax rate is primarily attributable to the discontinuation of the application of SFAS 71 "Accounting for the Effects of Certain Types of Regulation," for our local exchange telephone properties.

         DISCONTINUED OPERATIONS

($ in thousands)                    For the three months ended June 30,             For the six months ended June 30,
                                --------------------------------------------  ------------------------------------------------
                                   2002        2001      $ Change   % Change     2002          2001       $ Change   % Change
                                ----------- ----------- ----------- --------  ------------- ------------ ----------- ---------
Revenue                             $ -     $ 29,335    $ (29,335)   -100%     $  4,650     $ 53,429    $ (48,779)     -91%
Operating income (loss)             $ -     $  8,183    $  (8,183)   -100%     $   (419)    $ 11,945    $ (12,364)    -104%
Income (loss) from discontinued
  operations, net of tax            $ -     $  3,367    $  (3,367)   -100%     $ (1,478)    $  4,476    $  (5,954)    -133%
Gain on disposal of water
  segment, net of tax               $ -     $      -    $       -       -      $169,326     $      -    $ 169,326      100%


Revenue, operating income (loss) and net income from discontinued operations for the three and six months ended June 30, 2002 decreased as compared with the prior year period primarily due to the sale of our water and wastewater businesses in January 2002. On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309.2 million. The gain on the disposal of the water segment, net of tax was $169.3 million.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates; variable rate debt is refinanced when advantageous. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2002, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

On December 17, 2001, we entered into two interest rate swap agreements with an investment grade financial institution, each agreement covering a notional amount of $50 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004 when the underlying debt matures, and are being accounted for under SFAS 133 as fair value hedges.

During May 2002, we entered into three interest rate swap agreements with investment grade financial institutions, each agreement covering a notional amount of $50 million. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 8.50% rate on the notional amount. Under the terms of two swaps, the underlying LIBOR rate is set in arrears, while the third agreement is based on each period's daily average six-month LIBOR. All three swaps terminate on May 15, 2006 and are being accounted for under SFAS 133 as fair value hedges. In connection with these swaps, on June 26, 2002, we entered into three Forward Rate Agreements (FRAs), which set the LIBOR rate for the initial period of the three swaps, which ends November 15, 2002. The average rate of the three FRAs for the current period is 5.6717%.

Sensitivity analysis of interest rate exposure
At June 30, 2002, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4,791.5 million, based on our overall weighted average rate of 7.9% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2001. The overall weighted average interest rate has increased by approximately 21 basis points. A hypothetical increase of 79 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $270.7 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies.

As of June 30, 2002, we owned 3,059,000 shares of Adelphia Communications (Adelphia) common stock. As a result, of Adelphia's recent price declines and filing for bankruptcy, we recognized losses of $45.6 million, $49.7 million and $79.0 million on our investment for the three months ended June 30, 2002, March 31, 2002 and December 31, 2001, respectively, as the declines were determined to be other than temporary. As of June 30, 2002, we have written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

Sensitivity analysis of equity price exposure
At June 30, 2002, the fair value of the equity portion of our investment portfolio was estimated to be $30.0 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $3.0 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at June 30, 2002 a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of June 30, 2002. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

                           PART II. OTHER INFORMATION
                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.  Legal Proceedings
         -----------------

On July 20, 2001, we notified Qwest Corporation that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been scheduled to commence in the first quarter of 2003.

On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we will pay the class members $5.5 million in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001.

As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities would be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) or (2) those assets attributable to such liabilities. While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, on the ground that its obligation to make this transfer might be "executory" under the Bankruptcy Code, Global has refused to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets and liabilities. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such authorization letter if Global does not do so as required by the Frontier stock purchase agreement. A decision on dispositive motions filed by us is expected in the third quarter of 2002.

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

     (a) The registrant held its 2002 Annual Meeting of the Stockholders on May 16, 2002.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

                                                 Number of Votes
                                                 ---------------

         DIRECTORS                         FOR                  WITHHELD
         ---------                         ---                  --------

         Norman I. Botwinik              237,641,461             11,138,209
         Aaron I. Fleischman             235,999,660             12,780,010
         Rudy J. Graf                    238,101,807             10,677,863
         Stanley Harfenist               238,254,625             10,525,045
         Andrew N. Heine                 238,154,691             10,624,979
         Scott N. Schneider              238,362,434             10,417,236
         John L. Schroeder               238,153,112             10,626,558
         Robert A. Stanger               238,383,272             10,396,398
         Edwin Tornberg                  238,102,049             10,677,621
         Claire L. Tow                   234,471,565             14,308,105
         Leonard Tow                     235,561,322             13,218,348


     (c) Ratification of appointment of KPMG LLP as the Company's independent public accountants for 2002.

                Number of votes FOR             243,243,679
                Number of votes AGAINST           3,837,778
                Number of votes ABSTAINING        1,698,213

Item 5.  Other Information
         -----------------

As disclosed in our proxy statement for the 2002 Annual Meeting, under our bylaws, if any stockholder intends to propose any matter at the 2003 annual meeting, the proponent must give written notice to us not earlier than January 1, 2003 nor later than February 15, 2003. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us by February 15, 2003 of a proposal, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)   Exhibits:
          None.

     b)   Reports on Form 8-K:

          We filed on Form 8-K on May 14, 2002 under Item 7, "Financial Statements, Exhibits," a press release announcing earnings for the quarter ended March 31, 2002.

          We filed on Form 8-K on May 16, 2002 under Item 5, "Other  Events" and
          Item 7, "Financial Statements, Exhibits," a press release announcing our intent to acquire all outstanding shares of Electric Lightwave, Inc. not presently owned by us or our subsidiaries.

          We filed on Form 8-K on June 18, 2002 under Item 5, "Other Events" and
          Item 7, "Financial Statements, Exhibits," a press release announcing the successful completion of our cash tender offer at $0.70 per share for all the outstanding publicly-held Class A common shares of shares of ELI that we did not already own and the prepayment by us of all $400 million outstanding under ELI's bank facility.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         CITIZENS COMMUNICATIONS COMPANY
                                  (Registrant)


                             By:   /s/ Robert J. Larson
                                   ---------------------------------------
                                   Robert J. Larson
                                   Vice President and Chief Accounting Officer






Date: August 7, 2002