Form 10-Q
period 2002-09-30
CITIZENS COMMUNICATIONS CO
filed 2002-11-12
CIK 20520

CITIZENS COMMUNICATIONS COMPANY

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                For the quarterly period ended September 30, 2002
                                               ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
              For the transition period from _________to__________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  06-0619596
-----------------------------                        -------------
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
                                                    -----------------

                                       N/A
                                       ---
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    -----       -----


The number of shares outstanding of the registrant's class of common stock as of October 31, 2002 was 282,223,679.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                       Page No.
                                                                                                       --------
Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at September 30, 2002 and December 31, 2001                                2

    Consolidated Statements of Income (Loss) for the three months ended September 30, 2002 and 2001        3

    Consolidated Statements of Income (Loss) for the nine months ended September 30, 2002 and 2001         4

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2001 and the
       nine months ended September 30, 2002                                                                5

    Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended
       September 30, 2002 and 2001                                                                         5

    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
       2002 and 2001                                                                                       6

    Notes to Condensed Consolidated Financial Statements                                                   7

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 22

    Quantitative and Qualitative Disclosures about Market Risk                                            34

Part II.  Other Information

    Legal Proceedings                                                                                     36

    Controls and Procedures                                                                               36

    Exhibits and Reports on Form 8-K                                                                      37

    Signature                                                                                             38

    Certifications                                                                                        39



                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)


                                                                                   September 30, 2002    December 31, 2001
                                                                                 ---------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   479,236         $    215,869
    Accounts receivable, net                                                                  310,834              311,878
    Other current assets                                                                       47,935              150,573
    Assets held for sale                                                                      749,154            1,107,937
    Assets of discontinued operations                                                               -              746,791
                                                                                 --------------------- --------------------
      Total current assets                                                                  1,587,159            2,533,048

Property, plant and equipment, net                                                          3,736,031            4,512,038

Intangibles, net                                                                            2,864,467            2,978,942
Investments                                                                                    31,298              141,208
Other assets                                                                                  393,498              388,364
                                                                                 --------------------- --------------------
           Total assets                                                                   $ 8,612,453         $ 10,553,600
                                                                                 ===================== ====================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                                    $   141,220         $    483,906
    Accounts payable and other current liabilities                                            607,814              625,575
    Liabilities related to assets held for sale                                               241,329              218,775
    Liabilities of discontinued operations                                                          -              228,337
                                                                                 --------------------- --------------------
      Total current liabilities                                                               990,363            1,556,593

Deferred income taxes                                                                          50,253              429,544
Customer advances for construction and contributions in aid of construction                   153,955              183,319
Other liabilities                                                                             245,181              241,846
Equity units                                                                                  460,000              460,000
Long-term debt                                                                              5,219,346            5,534,906
                                                                                 --------------------- --------------------
      Total liabilities                                                                     7,119,098            8,406,208

Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                    201,250              201,250

Shareholders' equity
    Common stock, $0.25 par value (600,000,000 authorized shares; 282,220,000 and 281,289,000 outstanding and 293,788,000 and 292,840,000 issued at
      September 30, 2002 and December 31, 2001, respectively)                                  73,447               73,210
    Additional paid-in capital                                                              1,936,307            1,927,518
    Retained earnings (accumulated deficit)                                                  (528,573)             129,864
    Accumulated other comprehensive income                                                        221                4,907
    Treasury stock                                                                           (189,297)            (189,357)
                                                                                 --------------------- --------------------
      Total shareholders' equity                                                            1,292,105            1,946,142
                                                                                 --------------------- --------------------
           Total liabilities and equity                                                   $ 8,612,453         $ 10,553,600
                                                                                 ===================== ====================

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                                   2002             2001
                                                                                             --------------  ---------------
Revenue                                                                                         $  668,831        $ 661,121

Operating expenses:
     Cost of services                                                                              115,795          123,214
     Other operating expenses                                                                      248,678          273,011
     Depreciation and amortization                                                                 199,611          193,662
     Restructuring and other expenses                                                                 (273)          13,002
     Loss on impairment                                                                          1,074,058                -
                                                                                             --------------  ---------------
Total operating expenses                                                                         1,637,869          602,889
                                                                                             --------------  ---------------

Operating income (loss)                                                                           (969,038)          58,232

Investment and other income, net                                                                    13,859            3,070
Gain on sale of assets                                                                               1,901          139,304
Interest expense                                                                                   116,459          123,452
                                                                                             --------------  ---------------
     Income (loss) from continuing operations before income taxes, dividends
       on convertible preferred securities and extraordinary expense                            (1,069,737)          77,154
Income tax expense (benefit)                                                                      (371,186)          39,610
                                                                                             --------------  ---------------
      Income (loss) from continuing operations before dividends
       on convertible preferred securities and extraordinary expense                              (698,551)          37,544

Dividends on convertible preferred securities, net of income tax benefit                             1,553            1,553
                                                                                             --------------  ---------------
      Income (loss) from continuing operations before extraordinary expense                       (700,104)          35,991

Income from discontinued operations, net of income tax of $0 and $4,571, respectively                    -            7,199
                                                                                             --------------  ---------------
     Income (loss) before extraordinary expense                                                   (700,104)          43,190

Extraordinary expense - discontinuation of Statement of Financial Accounting
     Standards No. 71, net of income tax (benefit) of $0 and $(7,292), respectively                      -           43,631
                                                                                             --------------  ---------------
     Net loss                                                                                   $ (700,104)       $    (441)
                                                                                             ==============  ===============

Carrying cost of equity forward contracts                                                                -            1,003
                                                                                             --------------  ---------------
     Net loss attributable to common shareholders                                               $ (700,104)       $  (1,444)
                                                                                             ==============  ===============

Basic income (loss) per common share:
     Income (loss) from continuing operations before extraordinary expense                      $    (2.49)       $    0.12
     Income from discontinued operations                                                        $        -        $    0.03
     Extraordinary expense                                                                      $        -        $   (0.15)
     Net loss attributable to common shareholders                                               $    (2.49)       $   (0.01)

Diluted income (loss) per common share:
     Income (loss) from continuing operations before extraordinary expense                      $    (2.49)       $    0.12
     Income from discontinued operations                                                        $        -        $    0.02
     Extraordinary expense                                                                      $        -        $   (0.15)
     Net loss attributable to common shareholders                                               $    (2.49)       $   (0.01)



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)
                                                                                                    2002           2001
                                                                                                -------------  -------------
Revenue                                                                                          $ 2,010,604    $ 1,791,144

Operating expenses:
    Cost of services                                                                                 357,819        477,107
    Other operating expenses                                                                         760,958        680,637
    Depreciation and amortization                                                                    564,163        413,734
    Reserve for telecommunications bankruptcies                                                       17,805              -
    Restructuring and other expenses                                                                  21,912         13,002
    Loss on impairment                                                                             1,074,058              -
                                                                                                -------------  -------------
Total operating expenses                                                                           2,796,715      1,584,480
                                                                                                -------------  -------------

Operating income (loss)                                                                             (786,111)       206,664

Investment and other income (loss), net                                                              (62,725)        16,495
Gain on sale of assets                                                                                 1,901        139,304
Interest expense                                                                                     359,568        258,033
                                                                                                -------------  -------------
    Income (loss) from continuing operations before income taxes, dividends on convertible preferred securities, extraordinary expense and cumulative effect of change
      in accounting principle                                                                     (1,206,503)       104,430
Income tax expense (benefit)                                                                        (424,688)        49,183
                                                                                                -------------  -------------
    Income (loss) from continuing operations before dividends on convertible preferred
      securities, extraordinary expense and cumulative effect of change in accounting principle     (781,815)        55,247

Dividends on convertible preferred securities, net of income tax benefit                               4,658          4,658
                                                                                                -------------  -------------
Income (loss) from continuing operations before extraordinary expense and
  cumulative effect of change in accounting principle                                               (786,473)        50,589

Income (loss) from discontinued operations, net of income tax (benefit) of $(920)
   and $6,730, respectively                                                                           (1,478)        11,675
Gain on disposal of water segment, net of income taxes of $139,874                                   169,326              -
                                                                                                -------------  -------------
    Total income from discontinued operations, net of income taxes of $138,954 and
      $6,730, respectively                                                                           167,848         11,675

                                                                                                -------------  -------------
    Income (loss) before extraordinary expense and cumulative effect of change in
      accounting principle                                                                          (618,625)        62,264

Extraordinary expense - discontinuation of Statement of Financial Accounting
  Standards No. 71, net of income tax (benefit) of $0 and $(7,292), respectively                           -         43,631
Cumulative effect of change in accounting principle                                                  (39,812)             -
                                                                                                -------------  -------------
    Net income (loss)                                                                            $  (658,437)   $    18,633
                                                                                                =============  =============

Carrying cost of equity forward contracts                                                                  -         13,650
                                                                                                -------------  -------------
     Net income (loss) attributable to common shareholders                                       $  (658,437)   $     4,983
                                                                                                =============  =============

Basic income (loss) per common share:
    Income (loss) from continuing operations before extraordinary expense
      and cumulative effect of change in accounting principle                                    $     (2.80)   $      0.14
    Income from discontinued operations                                                          $      0.60    $      0.04
    Income (loss) before extraordinary expense and cumulative effect of change
      in accounting principl                                                                     $     (2.21)   $      0.23
    Extraordinary expense                                                                        $         -    $     (0.16)
    Loss from cumulative effect of change in accounting principle                                $     (0.14)   $         -
    Net loss attributable to common shareholders                                                 $     (2.35)   $      0.02

Diluted income (loss) per common share:
    Income (loss) from continuing operations before extraordinary expense
      and cumulative effect of change in accounting principle                                    $     (2.80)   $      0.13
    Income from discontinued operations                                                          $      0.59    $      0.04
    Income (loss) before extraordinary expense and cumulative effect of change
      in accounting principle                                                                    $     (2.21)   $      0.22
    Extraordinary expense                                                                        $         -    $     (0.16)
    Loss from cumulative effect of change in accounting principle                                $     (0.14)   $         -
    Net loss attributable to common shareholders                                                 $     (2.35)   $      0.02

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                   ( $ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                         Retained     Accumulated
                                              Common      Additional     Earnings        Other                      Total
                                               Stock       Paid-In     (Accumulated  Comprehensive   Treasury    Shareholders'
                                            ($0.25 par)    Capital       Deficit)    Income (Loss)    Stock         Equity
                                            ------------ -------------  ------------- -------------- ---------- ---------------

Balances January 1, 2001                       $ 66,442   $ 1,471,816      $ 233,196      $   418    $ (51,871)    $ 1,720,001
   Common stock offering                          6,289       283,272              -            -            -         289,561
   Equity units offering                              -         4,968              -            -            -           4,968
   Stock plans                                      479        17,449              -            -       12,527          30,455
   Settlement of equity forward contracts             -       150,013        (13,650)           -     (150,013)        (13,650)
   Net loss                                           -             -        (89,682)           -            -         (89,682)
   Other comprehensive income, net of tax
     and reclassifications adjustments                -             -              -        4,489            -           4,489
                                            ------------ -------------  ------------- ------------ ------------ ---------------
Balances December 31, 2001                       73,210     1,927,518        129,864        4,907     (189,357)      1,946,142
   Stock plans                                      237         8,789              -            -           60           9,086
   Net loss                                           -             -       (658,437)           -            -        (658,437)
   Other comprehensive loss, net of tax
     and reclassifications adjustments                -             -              -       (4,686)           -          (4,686)
                                            ------------ -------------  ------------- ------------ ------------ ---------------
Balances September 30, 2002                    $ 73,447   $ 1,936,307      $(528,573)     $   221    $(189,297)    $ 1,292,105
                                            ============ =============  ============= ============ ============ ===============



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                ($ in thousands)
                                   (Unaudited)

                                             For the three months ended September 30,    For the nine months ended September 30,
                                           ---------------------------------------------------------------------------------------
                                                  2002                  2001                   2002                  2001
                                           --------------------  --------------------   --------------------  --------------------

Net income (loss)                                   $ (700,104)            $    (441)            $ (658,437)            $  18,633
Other comprehensive income (loss), net of
  tax and reclassifications adjustments                    796               (34,696)                (4,686)              (59,565)
                                           --------------------  --------------------   --------------------  --------------------
  Total comprehensive loss                          $ (699,308)            $ (35,137)            $ (663,123)            $ (40,932)
                                           ====================  ====================   ====================  ====================


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                ($ in thousands)

                                                                           2002             2001
                                                                     ---------------  ---------------
Net cash provided by operating activities                                 $ 459,206        $ 362,567

Cash flows from investing activities:
      Acquisitions                                                                -       (3,369,517)
      Proceeds from sale of assets                                                -          363,436
      Capital expenditures                                                 (354,203)        (309,604)
      Securities purchased                                                     (450)          (1,385)
      Securities sold                                                        11,681            1,218
      Securities matured                                                      2,014                -
      Other                                                                     912              940
                                                                     ---------------  ---------------
Net cash used by investing activities                                      (340,046)      (3,314,912)

Cash flows from financing activities:
      Long-term debt borrowings                                                   -        3,503,060
      Long-term debt principal payments                                    (717,721)        (956,821)
      Issuance of equity units                                                    -          460,000
      Common stock offering                                                       -          289,561
      Issuance of common stock for employee plans                             8,389           23,490
      Debt issuance cost                                                          -          (67,499)
      Settlement of equity forward contracts                                      -         (163,663)
      Customer advances for construction
        and contributions in aid of construction                             (5,526)           3,525
                                                                     ---------------  ---------------
Net cash provided by (used by) financing activities                        (714,858)       3,091,653

Cash provided by (used by) discontinued operations                          859,065          (28,976)
                                                                     ---------------  ---------------

Increase in cash and cash equivalents                                       263,367          110,332
Cash and cash equivalents at January 1,                                     215,869           70,086
                                                                     ---------------  ---------------

Cash and cash equivalents at September 30,                                $ 479,236        $ 180,418
                                                                     ===============  ===============


Non-cash investing and financing activities:
      Assets acquired under capital lease                                 $  38,000        $  33,985
      Change in fair value of interest rate swaps                         $  16,077        $       -



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

          Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation rates, pension assumptions, carrying value of assets held for sale, calculations of impairment amounts and reserves established for telecommunication bankruptcies.

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

     (d)  Intangibles:
          Intangibles represent the excess of purchase price over the fair value of identifiable assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. We annually examine the carrying value of our goodwill and other identifiable intangibles to determine whether there are any impairment losses (see Note 6).

     (e)  Impairment of Long-Lived  Assets and Long-Lived Assets to Be Disposed
          Of:
          We adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. In accordance with SFAS No. 144, we review long-lived assets to be held and used and long-lived assets to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value (see Note 3).

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

          We entered into interest rate swap arrangements during 2001 and 2002 related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS 133. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

     (g)  Revenue Recognition:
          Incumbent Local Exchange Carrier (ILEC) - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of accounts payable and other current liabilities on our balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue on our statement of income and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceed installation fee revenue.

          Electric Lightwave, Inc. (ELI) - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements, including indefeasible rights to use (IRU), are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and related costs (up to the amount of installation revenue) are deferred and recognized over the average customer term. Installation related costs in excess of installation fees are expensed when incurred.

          Public Utilities Services - Revenue is recognized when services are provided for public utilities services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public services revenue is accrued and included in accounts receivable and revenue.

     (h)  Net Income Per Common Share:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period being reported on.

(2)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at September 30, 2002 and December 31, 2001 is as follows:

    ($ in thousands)                         September 30, 2002      December 31, 2001
                                          -----------------------  ---------------------
Property, plant and equipment                        $ 6,369,483            $ 6,699,928
Less accumulated depreciation                         (2,633,452)            (2,187,890)
                                          -----------------------  ---------------------
    Property, plant and equipment, net               $ 3,736,031            $ 4,512,038
                                          =======================  =====================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $167,772,000 and $141,709,000 for the three months ended September 30, 2002 and 2001, respectively and $471,642,000 and $335,452,000 for the nine months ended September 30, 2002 and 2001, respectively. The property, plant and equipment balances above reflect an impairment write down related to ELI (see Note 3) partially offset by asset additions.

(3)  Losses on Impairment:
     --------------------
     In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656,658,000 related to property, plant and equipment in the ELI sector and $417,400,000 related to the gas and electric sector assets held for sale, in each case in accordance with the provisions of SFAS 144.

     ELI
     ---
     Prior to the third quarter of 2002, we tested for impairment of ELI and determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and without interest charges, exceeded the carrying value of its long lived assets and therefore we did not recognize an impairment. Because sales for the nine months ended September 30, 2002 were lower than those in 2001 and were significantly below our original 2002 budget (which was used in the test for impairment at December 31,
     2001), we evaluated the long lived assets of ELI as of September 30, 2002. At that date, we estimated that our future cash flows were less than the carrying value of our long-lived assets. As a result we recognized a non-cash pre-tax impairment loss of $656,658,000, equal to the difference between the estimated fair value of the assets (which we determined by calculating the discounted value of the estimated future cash flows weighting various possible scenarios for management's assessment of probability of occurrence and discounting the probability-weighted cash flows at an appropriate rate) and the carrying amount of the assets. Making the determinations of impairment and the amount of impairment require significant judgment by management and assumptions with respect to the future cash flows of the ELI sector. The telecommunications industry in general and the CLEC sector in particular is undergoing significant change and disruption, which makes judgments and assumptions with respect to the future cash flows highly subjective.

     Gas and Electric Assets Held for Sale
     -------------------------------------
     On October 29, 2002, our board approved the sale of our Arizona gas and electric utility properties for $230,000,000 in cash, subject to customary adjustments under the terms of the agreements. The board also approved, in principle, the sale of our remaining two utility properties (Vermont Electric and The Gas Company in Hawaii) at currently offered prices, which are below current carrying cost. These two properties are the only utility properties which do not have a definitive sales contract. Our estimate of net realizable value is based on current negotiations and may be revised in future periods. As a result, for the four properties noted above we recorded a non-cash pre-tax charge of $417,400,000 in the third quarter of 2002 to reduce the carrying value of our assets held for sale to our best estimate of net realizable value upon sale (see Note 5).

     Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process in order to focus on our core telecommunications operations and raise money to further reduce debt, we made a strategic decision to accept proceeds less than carrying values.

 (4) Frontier Acquisition:
     --------------------
     On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries (Frontier), which owned telephone access lines in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373,000,000 in cash. This transaction has been accounted for using the purchase method of accounting. The results of operations of Frontier has been included in our financial statements from the date of acquisition.

     The following summarizes the allocation of purchase price for our Frontier acquisition:

             ($ in thousands)
             Assets acquired:
               Property, plant and equipment       $ 1,108,514
               Current assets                          119,016
               Goodwill                              1,504,694
               Customer base                           793,936
               Trade name                              122,058
               Other assets                            151,172
                                                ---------------
             Total assets acquired                   3,799,390

             Liabilities assumed
               Debt                                    146,920
               Other liabilities                       279,536
                                                ---------------
             Total liabilities assumed                 426,456
                                                ---------------
             Cash paid                             $ 3,372,934
                                                ===============

     The following pro forma financial information for the nine months ended September 30, 2001 presents the combined results of our operations and the Frontier acquisition. The pro forma information presents the combined results as if the acquisition had occurred at the beginning of the year of its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods.

        ($ in thousands, except per share amount)                  For the nine months
                                                                ended September 30, 2001
                                                               ----------------------------
        Revenue                                                        $ 2,178,940
        Net loss                                                       $   (53,522)
        Net loss available to common shareholders per share            $     (0.25)


     Included in revenue is approximately $217,200,000 of revenue from our Louisiana and Colorado gas operations for the nine months ended September 30, 2001. Such assets were sold during 2001 (see Note 5).

(5)  Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309,200,000.

          Electric and Gas
          ----------------
          On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230,000,000 in cash, subject to adjustments specified in the agreements (see Note 3). The transactions, which are subject to regulatory approvals, are expected to close during the second half of 2003.

          On November 1, 2002, we completed the sale of our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000 in cash, which approximated its book value.

          On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363,436,000 in cash. The pre-tax gain on the sale recognized in the third quarter of 2001 was $139,304,000.

          On November 30, 2001, we sold our Colorado Gas division to Kinder Morgan for approximately $8,900,000 in cash after purchase price adjustments.

     Currently, we do not have agreements to sell one of our gas and one of our electric properties. All of our gas and electric assets (including Arizona gas and electric and Kauai electric) and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale (see Note 3). We continue to actively pursue buyers for our remaining gas and electric businesses.

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

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

     ($ in thousands)                                           For the three months ended September 30,
                                                               --------------------------------------------
                                                                      2002                    2001
                                                               --------------------   ---------------------
     Revenue                                                             $       -                $ 34,451
     Operating income                                                    $       -                $ 14,832
     Income tax expense                                                  $       -                $  4,571
     Income from discontinued operations, net of tax                     $       -                $  7,199

     ($ in thousands)                                            For the nine months ended September 30,
                                                               --------------------------------------------
                                                                      2002                    2001
                                                               --------------------   ---------------------
     Revenue                                                             $   4,650                $ 87,880
     Operating income (loss)                                             $    (419)               $ 26,777
     Income tax expense (benefit)                                        $    (920)               $  6,730
     Income (loss) from discontinued operations, net of tax              $  (1,478)               $ 11,675
     Gain on disposal of water segment, net of tax                       $ 169,326                $      -


     Summarized balance sheet information for the gas and electric operations (assets held for sale) is set forth below:

       ($ in thousands)                                 September 30, 2002     December 31, 2002
                                                        ------------------     ------------------

       Current assets                                             $ 64,710              $ 66,511
       Net property, plant and equipment                           878,763               805,653
       Other assets                                                223,081               235,773
       Allowance for impairment (see Note 3)                      (417,400)                    -
                                                        --------------------   -------------------
       Total assets held for sale                                $ 749,154           $ 1,107,937
                                                        ====================   ===================

       Current liabilities                                        $ 82,386              $ 71,259
       Long-term debt                                               36,480                43,400
       Other liabilities                                           122,463               104,116
                                                        --------------------   -------------------
       Total liabilities related to assets held for sale         $ 241,329             $ 218,775
                                                        ====================   ===================


(6)  Intangibles:
     -----------
     Intangibles at September 30, 2002 and December 31, 2001 are as follows:

                                                                                    As of September 30, 2002
                                                               --------------------------------------------------------------------
                                                                  Gross Carrying           Accumulated            Net Carrying
              ($ in thousands)                                        Amount               Amortization              Amount
                                                               ----------------------  ---------------------  ---------------------
              Goodwill                                                   $ 1,991,712             $ (106,426)           $ 1,885,286
              Customer base, trade name and software                       1,127,668               (148,487)               979,181
                                                               ----------------------  ---------------------  ---------------------
                  Total intangibles                                      $ 3,119,380             $ (254,913)           $ 2,864,467
                                                               ======================  =====================  =====================


                                                                                    As of December 31, 2001
                                                               --------------------------------------------------------------------
                                                                  Gross Carrying           Accumulated            Net Carrying
              ($ in thousands)                                        Amount               Amortization              Amount
                                                               ----------------------  ---------------------  ---------------------
              Goodwill                                                   $ 2,068,032             $ (110,432)           $ 1,957,600
              Customer base, trade name and software                       1,077,398                (56,056)             1,021,342
                                                               ----------------------  ---------------------  ---------------------
                   Total intangibles                                     $ 3,145,430             $ (166,488)           $ 2,978,942
                                                               ======================  =====================  =====================

     Amortization expense was $31,839,000 and $51,953,000 for the three months ended September 30, 2002 and 2001, respectively and $92,521,000 and $78,282,000 for the nine months ended September 30, 2002 and 2001, respectively.

     We have reflected assets acquired in purchase transactions at fair market values in accordance with purchase accounting standards. Our allocations are primarily based upon independent appraisals of the respective properties acquired.

     Our acquisitions were made in order for us to execute upon our business strategy. Our strategy is to focus exclusively on providing telecommunications services, primarily in rural, small and medium-sized towns where we believe we have a competitive advantage because of our relatively larger size, greater resources, local focus and lower levels of competition. For ILEC operations we are typically the dominant provider of independent local exchange carrier services in the markets in which we operate. We believe that our operations in these areas will provide us with stable revenue and margin enhancement opportunities. To reach our objectives, we intend to continue to achieve economies of scale through clustering and increasing operational efficiencies, among other strategies. In following our strategy, we selectively pursue acquisitions that we believe will enhance shareholder value through increased revenue growth and operational efficiencies consistent with our corporate strategy and objectives.

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

     We were willing to pay a premium (i.e. goodwill) over the fair value of the tangible and identifiable intangible assets acquired less liabilities assumed because we believed there were significant revenue and margin growth opportunities, economies of scale (e.g. cost savings opportunities), and the potential benefit resident in expected population/demographic trends.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Impairment tests are required to be performed at least annually (see Note 15). The amortization of goodwill ceased upon adoption of the statement on January 1, 2002, and applies to all goodwill recognized in the statement of financial position at that date, regardless of when the assets were initially recognized.

     The following table presents a reconciliation between reported net income and adjusted net income. Adjusted net income excludes amortization expense recognized in prior periods related to goodwill that is no longer being amortized.

                                                             For the three months              For the nine months
    (In thousands, except per-share amounts)                  ended September 30,              ended September 30,
                                                     ---------------------------------     ------------------------------
                                                           2002                2001              2002            2001
                                                        ------------    --------------     ---------------  -------------
    Reported attributable to common shareholders          $ (700,104)         $ (1,444)       $ (658,437)      $  4,983
    Add back: Goodwill amortization, net of tax                    -            21,884                 -         35,240
                                                        ------------    --------------     ---------------  -------------
     Adjusted attributable to common shareholders         $ (700,104)         $ 20,440        $ (658,437)      $ 40,223
                                                        ============    ==============     ===============  =============
    Basic earnings per share:
    Reported attributable to common shareholders          $    (2.49)         $  (0.01)       $    (2.35)      $   0.02
    Goodwill amortization, net of tax                              -              0.08                 -           0.13
                                                        ------------    --------------     ---------------  -------------
    Adjusted attributable to common shareholders          $    (2.49)         $   0.07        $    (2.35)      $   0.15
                                                        ============    ==============     ===============  =============
    Diluted earnings per share:
    Reported attributable to common shareholders          $    (2.49)         $  (0.01)       $    (2.35)      $   0.02
    Goodwill amortization, net of tax                              -              0.07                 -           0.13
                                                        ------------    --------------     ---------------  -------------
    Adjusted attributable to common shareholders          $    (2.49)         $   0.07        $    (2.35)      $   0.14
                                                        ============    ==============     ===============  =============

(7)  Restructuring and Other Charges:
     -------------------------------
     Restructuring and other expenses consist of expenses related to our various restructurings, $10,200,000 of expenses related to reductions in personnel at our telecommunications operations, costs that were spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6,800,000 of costs and expenses related to our tender offer in June 2002 for all of the publicly held ELI common shares that we did not already own. These costs were incurred only temporarily and will not continue.

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies between Frontier and the original Citizens businesses. We continue to review our operations, personnel and facilities to achieve greater efficiency. We are currently evaluating additional headcount reductions, which may result in a restructuring charge in the fourth quarter of 2002.

          Plano Restructuring
          Pursuant to a plan adopted in the second quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $14,557,000 in the second half of 2001, $839,000 for the three months ended March 31, 2002 and we adjusted our accrual down by $92,000 and $561,000 for the three months ended June 30, 2002 and September 30, 2002, respectively. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring resulted in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees were relocated, others were offered severance, job training and/or outplacement counseling. As of September 30, 2002, approximately $14,531,000 was paid and all affected employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through September 30, 2002, and other planning and communication costs.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of $731,000 in the fourth quarter of 2001, $62,000 for the three months ended March 31, 2002 and $9,000 for the three months ended June 30, 2002. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 98 employees. We communicated with all affected employees during November 2001. As of September 30, 2002, approximately $769,000 was paid and all affected employees were terminated.

          ELI Restructuring
          In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees which were accrued for but not paid at December 31, 2001. In the first, second and third quarters of 2002, ELI adjusted its original accrual down by $2,100,000, $100,000 and $475,000, respectively, due to the favorable settlements of termination charges for off-net circuit agreements. As of September 30, 2002, $1,204,000 has been paid. The remaining accrual of $300,000 is included in current liabilities at September 30, 2002.

          Tender Offer
          During May 2002, we announced a tender offer for all of the shares of ELI that we did not already own for a price of $0.70 per share. We completed the tender offer in June 2002, resulting in ELI becoming a wholly-owned subsidiary, for total costs and expenses of approximately $6,800,000. We accounted for this transaction as a purchase and allocated the entire amount to goodwill. We evaluated the recoverability of this goodwill in accordance with SFAS No. 142 and determined that a write-off was necessary based on fair market value as determined by discounted cash flows and other valuation methodologies. This charge is included in restructuring and other expenses.

     1999
     ----
     In the fourth quarter of 1999, we adopted a plan to restructure our corporate office activities. In connection with this plan, we recorded a pre-tax charge of $5,760,000 in the fourth quarter of 1999. The restructuring resulted in the reduction of 49 corporate employees. All affected employees were communicated with in the early part of November 1999. As of June 30, 2002, approximately $4,602,000 has been paid, 43 employees were terminated and 6 employees who were expected to be terminated took other positions within the company. At June 30, 2002, December 31, 2001 and December 31, 2000, we adjusted our original accrual down by $11,000, $139,000 and $1,008,000, respectively, and no accrual remained as of June 30, 2002.

($ in thousands)
                   2001                        Severance         Benefits       Retention       Other        Total
                                            -----------------  -------------- -------------- ------------- ----------

2001 Plano Restructuring
Original accrued amount                              $ 9,353         $ 1,535       $  1,178       $   936    $13,002
Amount paid                                           (1,386)            (35)           (80)         (177)    (1,678)
Additional accrual                                       551               -          1,793            27      2,371
Adjustments                                             (325)           (104)           (64)         (323)      (816)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 12/31/2001                                   8,193           1,396          2,827           463     12,879
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                           (4,870)              -         (2,083)         (112)    (7,065)
Additional accrual                                        25               -            923             -        948
Adjustments                                              (63)            (28)           (18)            -       (109)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 3/31/2002                                    3,285           1,368          1,649           351      6,653
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                           (2,146)         (1,036)        (1,458)         (234)    (4,874)
Additional accrual                                        40               -            213             -        253
Adjustments                                             (207)              -           (138)            -       (345)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 6/30/2002                                      972             332            266           117      1,687
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                             (583)           (120)          (211)            -       (914)
Additional accrual                                         -               -             14             -         14
Adjustments                                             (389)              -            (69)         (117)      (575)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 9/30/2002                                  $     -         $   212        $     -       $     -    $   212
                                            =================  ============== ============== ============= ==========

2001 Sacramento Call Center Restructuring
Accrued @ 12/31/2001                                 $   552         $    94        $    85       $     -    $   731
Amount paid                                             (317)              -            (81)            -       (398)
Additional accrual                                        45               -            107             -        152
Adjustments                                              (72)            (11)            (7)            -        (90)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 3/31/2002                                      208              83            104             -        395
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                             (202)            (67)           (86)            -       (355)
Additional accrual                                         -               -              9             -          9
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 6/30/2002                                        6              16             27             -         49
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                                -             (16)             -             -        (16)
Adjustments                                                4               -             (4)            -          -
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 9/30/2002                                  $    10         $     -        $    23       $     -    $    33
                                            =================  ============== ============== ============= ==========

ELI 2001 Restructuring
Accrued @ 12/31/2001                                 $     -         $     -        $     -       $ 4,179    $ 4,179
Adjustments                                                -               -              -        (2,100)    (2,100)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 3/31/2002                                        -               -              -         2,079      2,079
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                                -               -              -        (1,054)    (1,054)
Adjustments                                                -               -              -          (100)      (100)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 6/30/2002                                        -               -              -           925        925
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                                -               -              -          (150)      (150)
Adjustments                                                -               -              -          (475)      (475)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 9/30/2002                                  $     -         $     -        $     -       $   300    $   300
                                            =================  ============== ============== ============= ==========


                                             Original Accrued      Amount        Accrual       Remaining
                   1999                          Amount         Paid to Date   Adjustments      Accrual
                                            -----------------  -------------- -------------- -------------

1999 Corporate Office Restructuring
For the year ended December 31, 1999                 $ 5,760         $  (221)       $     -       $ 5,539
For the year ended December 31, 2000                   5,539          (3,993)        (1,008)          538
For the year ended December 31, 2001                     538            (199)          (139)          200
For the three months ended March 31, 2002                200               -              -           200
For the three months ended June 30, 2002                 200            (189)           (11)            -


(8)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2001 to September 30, 2002 is as follows:

                                                         Nine Months Ended September 30, 2002
                                                      --------------------------------------------
                                                                      Interest                                    Interest Rate* at
                                       December 31,                  Rate Swap/                   September 30,    September 30,
($ in thousands)                           2001        Borrowings  Reclassification Payments***       2002             2002
                                      ----------------------------------------------------------- --------------  ----------------
FIXED RATE

     Rural Utilities Service Loan
       Contracts                          $   110,860        $ -         $      -     $  (79,782)   $    31,078       6.210%

     Debentures                               850,778          -                -        (21,250)       829,528       7.550%


     2001 Notes                             3,700,430          -           16,077        (23,667)     3,692,840       8.290%


     Equity Units                             460,000          -                -              -        460,000       7.480%


     Senior Unsecured Notes                   108,825          -                -        (37,825)        71,000       8.050%

     ELI Notes                                325,000          -                -        (59,636)       265,364       6.232%
     ELI Capital Leases                       137,382          -                -         (2,128)       135,254      11.797%
     Industrial Development Revenue Bonds     249,205          -                -        (62,815)       186,390       6.091%
     Other                                         54          -                -            (10)            44      12.985%

                                      ---------------- -----------  ---------------  ------------- --------------
TOTAL FIXED RATE                            5,942,534          -           16,077       (287,113)     5,671,498
                                      ---------------- -----------  ---------------  ------------- --------------

VARIABLE RATE

     ELI Bank Credit Facility                 400,000          -                -       (400,000)             -       2.391%
     Industrial Development Revenue Bonds     136,278          -           43,400 **     (30,610)       149,068       4.267%

                                      ---------------- -----------  ---------------  ------------- --------------
TOTAL VARIABLE RATE                           536,278          -           43,400       (430,610)       149,068
                                      ---------------- -----------  ---------------  ------------- --------------

TOTAL LONG TERM DEBT                      $ 6,478,812        $ -         $ 59,477     $ (717,723)   $ 5,820,566
                                      ---------------- ===========  ===============  ============= --------------

     Less: Current Portion                   (483,906)                                                 (141,220)
     Less: Equity Units                      (460,000)                                                 (460,000)
                                      ----------------                                            --------------
                                          $ 5,534,906                                               $ 5,219,346
                                      ================                                            ==============

*Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Debentures, 2001 Notes, ELI's Capital Leases, Senior Unsecured Notes, and Industrial Development Revenue Bonds represent a weighted average of the long-term portion of multiple issuances.

**Reclassification from liabilities related to assets held for sale.

***Includes purchases on the open market (see Note 15).

Total future minimum cash payment commitments over the next 25 years under ELI's long-term capital leases amounted to $318,300,000 as of September 30, 2002.

(9)  Net Income Per Common Share:
     ---------------------------
     The reconciliation of the net income per common share calculation for the three and nine months ended September 30, 2002 and 2001, respectively, is as follows:

(In thousands, except per-share amounts)                          For the three months ended September 30,
                                                ---------------------------------------------------------------------------
                                                                2002                                    2001
                                                -------------------------------------  ------------------------------------
                                                               Weighted                               Weighted
                                                               Average                                Average
                                                 Net Loss       Shares     Per Share    Net Loss       Shares    Per Share
                                                ------------  -----------  ----------  ------------  ----------- ----------
Net income (loss) per common share:
  Basic                                           $(700,104)     280,778                  $   (441)     286,175
  Carrying cost of equity forward contracts               -            -                     1,003            -
                                                ------------  -----------              ------------  -----------
  Attributable to common shareholders             $(700,104)     280,778     $ (2.49)     $ (1,444)     286,175    $ (0.01)
  Effect of dilutive options                              -        3,545                         -        5,712
                                                ------------  -----------              ------------  -----------
  Diluted                                         $(700,104)     284,323     $ (2.49)     $ (1,444)     291,887    $ (0.01)
                                                ============  ===========              ============  ===========


(In thousands, except per-share amounts)                          For the nine months ended September 30,
                                                ---------------------------------------------------------------------------
                                                                2002                                   2001
                                                -------------------------------------  ------------------------------------
                                                               Weighted                               Weighted
                                                               Average                                Average
                                                 Net Loss       Shares     Per Share   Net Income      Shares    Per Share
                                                ------------  -----------  ----------  ------------  ----------- ----------
Net income (loss) per common share:
  Basic                                           $(658,437)     280,540                  $ 18,633      271,911
  Carrying cost of equity forward contracts               -            -                    13,650            -
                                                ------------  -----------              ------------  -----------
  Attributable to common shareholders             $(658,437)     280,540     $ (2.35)     $  4,983      271,911     $ 0.02
  Effect of dilutive options                              -        4,114                         -        6,438
                                                ------------  -----------              ------------  -----------
   Diluted                                        $(658,437)     284,654     $ (2.35)     $  4,983      278,349     $ 0.02
                                                ============  ===========              ============  ===========

     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. At September 30,
     2002, we have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities, which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 15,325,000 potentially dilutive stock options at a range of $9.18 to $21.47 per share. These items were not included in the diluted net income
     (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 1,362,000 shares and 590,000 shares at September 30, 2002 and 2001 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

(10) Segment Information:
     -------------------
     We operate in four segments, Incumbent Local Exchange Carrier (ILEC), ELI (a competitive local exchange carrier, or CLEC), gas and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our gas and electric segments are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale."

     As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the incumbent ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). We do not provide ILEC and CLEC services in competition with each other in any individual market.

     EBITDA is a measure commonly used to analyze companies on the basis of operating performance. Adjusted EBITDA is operating income (loss) plus depreciation and amortization, the reserve for telecommunications bankruptcies, restructuring and other expenses and loss on impairment. We use Adjusted EBITDA to evaluate the operating performance of and allocate resources to our operating segments. Adjusted EBITDA is a simple estimate of financial performance that is easily calculated by our operating managers. It is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity and may not be comparable to similarly titled measures of other companies.

($ in thousands)                                      For the three months ended September 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $   519,777       $  41,311       $  40,584     $  67,159    $   668,831
Depreciation and amortization               148,798          50,587               9           217        199,611
Restructuring and other expenses                138            (411)              -             -           (273)
Loss on impairment                                -         656,658         152,300       265,100      1,074,058
Operating income (loss)                     131,239        (702,326)       (148,345)     (249,606)      (969,038)
Adjusted EBITDA                             280,175           4,508           3,964        15,711        304,358

($ in thousands)                                      For the three months ended September 30, 2001
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $   507,202       $  52,249       $  37,717     $  63,953    $   661,121
Depreciation and amortization               173,014          20,161             152           335        193,662
Restructuring and other expenses             13,002               -               -             -         13,002
Operating income (loss)                      64,602         (21,735)          3,717        11,648         58,232
Adjusted EBITDA                             250,618          (1,574)          3,869        11,983        264,896

($ in thousands)                                       For the nine months ended September 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,542,494       $ 133,845       $ 159,805     $ 174,460    $ 2,010,604
Depreciation and amortization               461,829         101,978             139           217        564,163
Reserve for telecommunications
  bankruptcies                               17,371             434               -             -         17,805
Restructuring and other expenses             15,350           6,562               -             -         21,912
Loss on impairment                                -         656,658         152,300       265,100      1,074,058
Operating income (loss)                     324,067        (758,322)       (128,041)     (223,815)      (786,111)
Adjusted EBITDA                             818,617           7,310          24,398        41,502        891,827

($ in thousands)                                       For the nine months ended September 30, 2001
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,083,335       $ 173,308       $ 360,387     $ 174,114    $ 1,791,144
Depreciation and amortization               347,703          59,439             457         6,135        413,734
Restructuring and other expenses             13,002               -               -             -         13,002
Operating income (loss)                     187,957         (52,113)         42,213        28,607        206,664
Adjusted EBITDA                             548,662           7,326          42,670        34,742        633,400


(11) Adelphia Investment:
     -------------------
     As of September 30, 2002, we owned 3,059,000 shares of Adelphia Communications Corp. (Adelphia) common stock. As a result of Adelphia's recent price declines and filing for bankruptcy, we recognized losses of $45,600,000, $49,700,000 and $79,000,000 on our investment for the three months ended June 30, 2002, March 31, 2002 and December 31, 2001, respectively, as the declines were determined to be other than temporary. As of June 30, 2002, we had written this investment down to zero.

(12) Equity Forward Contracts:
     ------------------------
     During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock with Citibank, N.A. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our equity forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. In 2001, we settled the contract by paying the redemption amount of $150,013,000 plus $13,650,000 in associated carrying costs and took possession of our shares.

(13) Derivative Instruments and Hedging Activities:
     ---------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of September 30, 2002 and December 31, 2001 was $250,000,000 and $100,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 4.854% as of September 30,
     2002) and receive fixed rates of interest (average receive rate of 7.65% as of September 30, 2002). The fair value of these derivatives is reflected in other assets as of September 30, 2002, in the amount of $16,506,425 and the related underlying debt has been increased by a like amount. The amounts received during the three and nine months ended September 30, 2002 as a result of these contracts amounted to $1,378,599 and $1,790,496, respectively, and are included as a reduction to interest expense.

     We do not anticipate any nonperformance by counter parties to its derivative contracts as all counter parties have investment grade credit ratings.

(14) Shareholder Rights Plan:
     -----------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. Each right initially entitles shareholders to buy one one-thousandth of a share of a new Series A Participating Preferred Stock at an exercise price of $47 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our common stock.

(15) New Accounting Pronouncements:
     -----------------------------
     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill and trade name. We were required to test for impairment of goodwill as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39,800,000 as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. We evaluated the recoverability of this goodwill in accordance with SFAS 142 and determined that a write-down was necessary based on fair market value as determined by discounted cash flows. During the first quarter of 2002, we reassessed the useful lives of our customer base and trade name and determined no change was required. The adoption of SFAS 142 did not have a material impact on our other segments.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (see Notes 1(e) and 3).

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 in the second quarter of 2002. During the nine months ended September 30, 2002, we recognized $6,000,000 of gains from early debt retirement as other income. There were no similar types of retirements in 2001. Also, see Note 16.

(16) Settlement of Retained Liabilities:
     ----------------------------------
     We are actively pursuing the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the three and nine months ended September 30, 2002, we recognized $10,800,000 and $20,800,000, respectively, in investment and other income, net, as a result of these settlements.

(17) Global /WorldCom Receivables:
     ----------------------------
     During the second quarter 2002, we reserved approximately $21,600,000 of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. This charge was partially offset in the second quarter with a $11,600,000 settlement with Global as discussed below.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29,000,000 of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a write-down of such receivables in the amount of $7,800,000 in the first quarter 2002 and $21,200,000 in the fourth quarter of 2001. In the second quarter 2002, as the result of a settlement agreement with Global, we have reversed $11,600,000 of our previous write-down of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. Although some of these arrangements have continued after the bankruptcy filing, we are in the process of changing some services and functions to provide them ourselves. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

(18) Commitments and Contingencies:
     -----------------------------
     On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we have paid the class members $5,500,000 in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001 and no accrual remains at September 30, 2002.

     As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities would be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) or (2) those assets attributable to such liabilities. While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, on the ground that its obligation to make this transfer might be "executory" under the Bankruptcy Code, Global has refused to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets and liabilities. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such authorization letter if Global does not do so as required by the Frontier stock purchase agreement. We are waiting for a decision on the motions filed by us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

     *    Changes in the number of our access lines;

     * The effects of competition from wireless, other wireline carriers (through Unbundled Network Element (UNE), Unbundled Network Element
          Platform (UNEP) or otherwise), high speed cable modems and cable telephony;

     *    Our  ability  to  effectively   manage  the  integration  of  acquired
          operations into our operations, and otherwise monitor our operations, costs, regulatory compliance and service quality;

     *    Our ability to divest our public utilities services businesses;

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms attractive to our customers, and our ability to sell second lines and enhanced and data services to markets currently under-penetrated;

     * Our ability to manage our operating expenses, capital expenditures and reduce our debt;

     * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

     * The effects of bankruptcies in the telecommunications industry which could result in higher network access costs and potential bad debts;

     * The effects of technological changes, including the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

     * Effects of increased pension and retiree medical expenses and funding requirements;

     * The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other federal and state legislation and regulation, including changes in subsidy payments;

     * The effect of restructuring of portions of the telecommunications market;

     * The effects of possible state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company; and

     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the nine months ended September 30, 2002, we used cash flow from continuing operations, the proceeds from the sale of discontinued operations and cash and investment balances to fund ongoing working capital requirements, capital expenditures and debt repayments. On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works for $859.1 million in cash plus the assumption by the buyer of $122.5 million of our debt and other liabilities. The proceeds are being used for general corporate purposes including the repayment of outstanding indebtedness. As of September 30, 2002, we had cash and cash equivalents balances aggregating $479.2 million.

Our revised budget is approximately $357.0 to $367.0 million for our 2002 capital projects, including approximately $300.0 to $310.0 million for the ILEC segment, $15.0 million for the ELI segment (excluding a $110.0 million purchase of equipment under lease) and $42.0 million for the public utilities services segment. For the nine months ended September 30, 2002, our actual capital expenditures were $205.5 million for the ILEC segment, $8.2 million for the ELI segment (excluding the purchase for $110.0 million in cash of equipment previously under lease) and $31.7 million for the public utilities services segments which includes $1.2 million for the water and wastewater segment sold in January 2002. We anticipate that the funds necessary for our 2002 capital expenditures will be provided from our ILEC and public services operations and our existing cash and investment balances.

During 1995, ELI entered into a $110.0 million construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. On April 30, 2002, ELI purchased the facilities at the lease termination for $110.0 million. Citizens had guaranteed all of ELI's obligations under this operating lease and provided the funds for the purchase.

We have an available shelf registration of $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of September 30, 2002. The expiration date for the facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of September 30, 2002, there were no outstanding advances under these facilities.

Tender Offer
------------
On May 16, 2002, we commenced a tender offer, at $0.70 per share, for all of the publicly held Class A common shares of ELI that we did not already own. The tender offer expired on June 17, 2002, at which time the total of shares tendered, combined with the ELI shares already owned by us, represented approximately 95.5% of total outstanding ELI Class A shares. On June 20, 2002, we completed a short-form merger in which ELI became our wholly owned, not publicly traded, subsidiary and each share of common stock not tendered was converted into a right to receive $0.70 in cash without interest. The total cost (including fees and expenses) of the tender was approximately $6.8 million.

Following the completion of the merger with ELI, we repaid and terminated the entire $400.0 million outstanding under ELI's committed revolving line of credit with a syndicate of commercial banks.

Debt Reduction
--------------
On January 7, 2002, we called for redemption at par two of our outstanding 1991 series of industrial development revenue bonds, the $20.0 million 7.15% Mohave series and the $10.1 million 7.15% Santa Cruz series.

On January 31, 2002, we repaid approximately $76.9 million principal amount of subsidiary debt from the Rural Utilities Service, Rural Telephone Bank and the Federal Financing Bank. We paid a premium of $0.5 million on these redemptions.

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

On July 15, 2002, we redeemed at par three of our outstanding fixed and variable rate Industrial Development Revenue Bond series aggregating approximately $14.9 million in principal amount.

On August 7, 2002, we redeemed at par one of our outstanding variable rate Industrial Development Revenue Bond series totaling $5.5 million in principal amount.

During the second and third quarters, we executed a series of purchases in the open market of a number of our outstanding notes and debentures. The aggregate principal amount of notes and debentures purchased was $104.6 million and they generated a pre-tax gain from the early extinguishment of debt at a discount of approximately $6.0 million.

Interest Rate Management
------------------------
On December 17, 2001, we entered into two interest rate swap agreements with an investment grade financial institution, each agreement covering a notional amount of $50.0 million. Under the terms of both agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 6.375% rate on the notional amount. Under the terms of one swap, the underlying LIBOR rate is set in advance, while the second agreement utilizes LIBOR reset in arrears. Both swaps terminate on August 15, 2004 and are being accounted for under SFAS 133 as fair value hedges.

During May 2002, we entered into three interest rate swap agreements with investment grade financial institutions, each agreement covering a notional amount of $50.0 million. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 8.50% rate on the notional amount. Under the terms of two swaps, the underlying LIBOR rate is set in arrears, while the third agreement is based on each period's daily average six-month LIBOR. All three swaps terminate on May 15, 2006 and are being accounted for under SFAS 133 as fair value hedges. In connection with these swaps, on June 26, 2002, we entered into three Forward Rate Agreements (FRAs), which set the LIBOR rate for the initial period of the three swaps, which ends November 15, 2002. The average rate of the three FRAs for the current period is 5.6717%. On August 8, 2002, we entered into another FRA that set the effective rate that we pay on one of the swaps for the period of November 15, 2002 to May 15, 2003 at 5.310%.

Acquisition
-----------
On June 29, 2001, we purchased from Global Crossing Ltd. (Global) 100% of the stock of Frontier Corp.'s local exchange carrier subsidiaries, which owned telephone access lines in Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, New York, Pennsylvania and Wisconsin, for approximately $3,373.0 million in cash. This transaction has been accounted for using the purchase method of accounting. The results of operations of Frontier has been included in our financial statements from the date of acquisition.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. During 2001, we sold two of our natural gas operations and in January 2002 we sold all of our water and wastewater treatment operations.

On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230.0 million in cash, subject to adjustments specified in the agreements (see Note 3). The transaction, which is subject to regulatory approvals, is expected to close during the second half of 2003.

On November 1, 2002, we completed the sale of our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215.0 million in cash, which approximated its book value.

Currently, we do not have agreements to sell one of our gas and one of our electric properties. All our gas and electric assets (including Arizona gas and electric and Kauai electric) and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale (see Note 3). We continue to actively pursue buyers for our remaining gas and electric businesses. During the third quarter of 2002, we recognized a non-cash pre-tax impairment loss on these assets of $417.4 million.

Discontinued operations in the consolidated statements of income reflect the results of operations of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with this business.

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

We believe that the accounting estimate related to asset impairment is a "critical accounting estimate" because with respect to ELI, it is highly susceptible to change from period to period because it requires management to make significant judgments and assumptions about future revenue, operating costs and capital expenditures over the life of the property, plant and equipment (generally 5 to 15 years) as well as the probability of occurrence of the various scenarios and appropriate discount rates. With respect to gas and electric, our estimate is based upon an expected future sales prices. Management's assumptions about ELI's future revenue, operating costs and capital expenditures as well as the probability of occurrence of these various scenarios require significant judgment because the CLEC industry is changing and because actual revenue, operating costs and capital expenditures have fluctuated dramatically in the past and may continue to do so in the future. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and our audit committee has reviewed the company's disclosure relating to it.

Our estimate of anticipated losses related to telecommunications bankruptcies is a "critical accounting estimate." We have significant on-going normal course business relationships with WorldCom and Global Crossing, both of which filed for bankruptcy. We have reserved approximately 95% of the net outstanding pre-bankruptcy balances owed to us and believe that our estimate of the net realizable  value  of the  amounts  owed  to us by  both of  these  entities  is appropriate. We may realize more or less than that amount upon final determination of approved creditor claims by the bankruptcy courts.

Our estimates of pension expense, pension assets and related liabilities are "critical accounting estimates." Our pension expense is based upon a set of assumptions that include projections of future interest rates and asset returns. Actual results may vary from these estimates. Additionally, we have made a judgment that we will prevail in bankruptcy court in obtaining certain pension assets and the related liabilities we acquired in our purchase of Frontier (see
Note 18). Our pension expense may vary significantly in future periods if we do not prevail in this matter.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. Although we believe it is unlikely that any significant changes to the useful lives of our tangible or intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could affect the carrying value of these assets and our future consolidated operating results. Our depreciation expense of the ELI segment will decrease substantially in future periods as a result of the impairment write down.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill and trade name. We were required to test for impairment of goodwill as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. During the first quarter of 2002, we reassessed the useful lives of our customer base and trade name and determined that no change was required. The adoption of SFAS 142 did not have a material impact on our other segments.

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

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS 121, for impairment of long-lived assets held and used and for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001.

In the third quarter 2002, we recognized a non-cash pre-tax loss on impairment of $656.7 million for the impairment of certain long-lived assets in the ELI sector and a total of $417.4 million of non-cash pre-tax losses on impairment in the gas and electric sectors. We have determined that we may not be able to recover the full value of ELI's property, plant, and equipment and therefore have taken an impairment charge accordingly. The gas and electric impairment is associated with the proposed sale of our Arizona gas and electric properties at a price that is less than the current book carrying cost. We have also written down the value of our two remaining utilities to our estimate of net realizable sales price. Our sales price for the Kauai electric division for $215.0 million approximates the current book value.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 in the second quarter of 2002. During the nine months ended September 30, 2002, we recognized $6.0 million of gains from early debt retirement as other income. There were no similar types of retirements in 2001.

Pension Contingency
-------------------
The assets of the Global pension plan (see Note 18) are invested primarily in equity securities. Due to the general decline in the equity markets, during the first nine months of 2002 the assets have declined in value. We believe that, unless market conditions change in our favor during the fourth quarter, we will be required to record a significant adjustment to our minimum pension liability as of December 31, 2002. Any pension liability would result from the declining market value of the pension plan assets during 2002 combined with lower market interest rates used to value the plan's liabilities. This pension liability would be measured as the amount of the plan's accumulated benefit obligation that is in excess of the plan's market value of assets at December 31, 2002 plus any balance remaining in deferred or "prepaid" benefit costs that were recorded during periods when our pension plan assets exceeded our accumulated benefit obligation. A charge would be recorded to shareholder's equity, net of income tax benefits, as a component of comprehensive loss. Although the exact amount of the charge to shareholder's equity is not known at this time because it will depend on the value of the plan assets and market interest rates at December 31, 2002, it would approximate $100.0 million (net of tax benefit) based upon market conditions that existed at October 31, 2002. We estimate that no charge to equity will be recorded if asset values increase by approximately 3% from the values at October 31, 2002. However, there would also be no charge to shareholders' equity if we made a cash contribution to the plan in an amount equal to the difference at December 31, 2002 between the value of the plan assets and the accumulated benefit obligation. The adjustment would be computed separately for each plan that the Company maintains but is mainly attributable to the actual results of asset performance with respect to the Global pension plan (see Note 18). This adjustment will not impact current year earnings, or the funding requirements of the plan. However, we anticipate that pension expense for 2003 will increase if these market declines continue.

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

The principal financial performance covenant under our $805.0 million credit facilities and our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) requires the maintenance of a minimum net worth of $1.5 billion. These facilities define "net worth" as shareholders' equity plus equity units plus mandatorily redeemable convertible preferred securities. Under the RTFC loan, in the event that our credit rating from either Moody's Investors Service or Standard & Poor's declines below investment grade (Baa3/BBB-, respectively), we would also be required to maintain an interest coverage ratio of 2.00 to 1 or greater and a leverage ratio of 6.00 to 1 or lower. We are in compliance with all of our debt covenants.

At September 30, 2002 the amount of our net worth as calculated pursuant to the credit facilities and the RTFC loan facility was $1.95 billion. This calculation includes the effect of our loss on impairment in the third quarter of 2002 (see
Note 3). In future periods, we may incur a reduction in shareholders' equity as a result of certain pension matters described above or for other reasons. Although the potential amount of future reductions cannot currently be determined with certainty and assessments of the potential amounts require considerable assumptions, we currently believe that we will remain in compliance with all of our debt covenants.

(b)  Results of Operations
     ---------------------
                                     REVENUE

Consolidated revenue for the three and nine months ended September 30, 2002 increased $7.7 million, or 1.2% and $219.5 million or 12.3%, respectively, as compared with the prior year period. The nine months increase is primarily due to $419.7 million of increased telecommunications revenue, largely due to the impact of the Frontier acquisition on June 29, 2001, partially offset by $200.6 million of decreased gas revenue largely due to the disposition of the Louisiana and Colorado gas operations.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                 For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------------------- ----------- ------------ ---------
Access services                 $ 168,526   $ 165,416      $ 3,110       2%   $  503,694  $  393,768    $ 109,926       28%
Local services                    219,764     218,016        1,748       1%      650,690     457,868      192,822       42%
Long distance and data services    77,918      71,860        6,058       8%      227,248     135,144       92,104       68%
Directory services                 26,443      25,253        1,190       5%       78,497      46,942       31,555       67%
Other                              27,126      26,657          469       2%       82,365      49,613       32,752       66%
                               ----------- ----------- ------------           ----------- ----------- ------------
   ILEC revenue                   519,777     507,202       12,575       2%    1,542,494   1,083,335      459,159       42%
ELI                                41,311      52,249      (10,938)    -21%      133,845     173,308      (39,463)     -23%
                               ----------- ----------- ------------           ----------- ----------- ------------
                                $ 561,088   $ 559,451      $ 1,637       0%   $ 1,676,339 $ 1,256,643   $ 419,696       33%
                               =========== =========== ============           =========== =========== ============

Changes in the number of our access lines is the most fundamental driver of changes in our revenue. Historically rural local telephone companies have experienced steady growth in access lines because of positive demographic trends, steady rural local economies and little competition. In recent quarters many rural local telephone companies (including the Company) have experienced a loss of access lines primarily because of difficult economic conditions (which principally affect business lines but also to a lesser extent residential lines), increased competition from competitive wireline providers (including from Unbundled Network Elements), from wireless providers and from cable companies (currently with respect to the broadband but which may in the future expand to cable telephony), and by some customers disconnecting second lines when they add DSL. We lost approximately 30,000 access lines between September 30, 2001 and September 30, 2002 but added approximately 42,000 DSL subscribers during this period. The line losses were principally non-residential and in our more urban markets.

Access services revenue for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to an increase in various subsidies of $5.9 million and non-switched access revenue of $1.1 million due to higher circuit sales. Although the amount of subsidies we receive has generally been increasing over time, the amounts vary from quarter to quarter because of routine adjustments in subsidy calculations and changes in subsidy rates. These increases were partially offset by a decrease in switched access revenue of $3.9 million primarily from the effect of tariff rate reductions effective as of July 1, 2002, access line losses and lower switched minutes (minutes that are originating or terminating traffic for other carriers).

Access services revenue for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $92.4 million. Increases in subsidies of $14.4 million and non-switched access revenue of $8.7 million were partially offset by a decrease in switched access revenue of $5.6 million primarily from the effect of tariff rate reductions effective as of July 1, 2002, access line losses and lower switched minutes (minutes that are originating or terminating traffic for other carriers).

Local services revenue for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to increases in subscriber line charges and growth in enhanced services for feature packages, partially offset by line losses. Local services revenue for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $184.8 million.

Long distance and data services revenue for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to growth of $2.0 million in long distance and $4.1 million in data services. Long distance and data services revenue for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $72.4 million, $9.8 million of growth related to data and dedicated circuits and growth in long distance services of $9.8 million.

Directory  services  revenue  for the three  months  ended  September  30,  2002 increased as compared with the prior year period primarily due to growth in yellow pages advertising revenue of $0.8 million. Directory services revenue for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $30.0 million and growth in yellow pages advertising revenue of $1.1 million.

Other revenue for the three months ended September 30, 2002 increased $0.5 million as compared with the prior year period. Other revenue for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $32.8 million.

ELI revenue for the three and nine months ended September 30, 2002 decreased primarily due to a decrease in reciprocal compensation minutes and price, a decline in Integrated Service Digital Network (ISDN) services due to less demand from internet service providers and lower demand and prices for long haul services. Additionally, ELI revenue for the nine months ended September 30, 2002 decreased due to the expiration of a material data services contract in February 2001. ELI has experienced eight consecutive quarters of declining revenue.

                            GAS AND ELECTRIC REVENUE

      ($ in thousands)           For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ ---------
      Gas revenue                $ 40,584    $ 37,717      $ 2,867       8%    $ 159,805   $ 360,387   $ (200,582)     -56%
      Electric revenue           $ 67,159    $ 63,953      $ 3,206       5%    $ 174,460   $ 174,114   $      346        0%

Gas revenue for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to higher purchased gas costs passed on to customers. Included in gas revenue for 2001 is approximately $1.6 million of revenue from our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Gas revenue for the nine months ended September 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by higher purchased gas costs passed on to customers. Included in gas revenue for 2001 is approximately $217.2 million of revenue from our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Electric revenue for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to increased unit sales and the effect of a rate increase approved in Vermont on July 15, 2002. The rate increase for the three months period is approximately $1.0 million. Electric revenue for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to increased unit sales, partially offset by lower purchased power prices. Under tariff provisions, the cost of our electric energy and fuel oil purchases are primarily passed on to customers.

                                COST OF SERVICES

      ($ in thousands)           For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
      Network access            $  58,218   $  62,077     $ (3,859)     -6%    $ 174,774   $ 129,238   $   45,536       35%
      Gas purchased                21,329      24,988       (3,659)    -15%       91,130     252,065     (160,935)     -64%
      Electric energy and
        fuel oil purchased         36,248      36,149           99       0%       91,915      95,804       (3,889)      -4%
                               ----------- ----------- ------------           ----------- ----------- ------------
                                $ 115,795   $ 123,214     $ (7,419)     -6%    $ 357,819   $ 477,107   $ (119,288)     -25%
                               =========== =========== ============           =========== =========== ============

Network access expenses for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to decreased costs of $5.1 million in ELI as a result of decreases in demand, partially offset by increased costs of $1.2 million in the ILEC sector.

Network access expenses for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $41.3 million and increased costs of $14.6 million in the ILEC sector, partially offset by decreased costs of $10.3 million in ELI as a result of decreases in demand.

Gas purchased for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas. Included in gas purchased for 2001 is approximately $1.1 million of gas purchased by our Louisiana and Colorado gas operations, which were sold on July 2, 2001 and November 30, 2001, respectively.

Gas purchased for the nine months ended September 30, 2002 decreased as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas. Included in gas purchased for 2001 is approximately $172.2 million of gas purchased by our Louisiana and Colorado gas operations.

Electric energy and fuel oil purchased for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to increased unit sales. Electric energy and fuel oil purchased for the nine months ended September 30, 2002 decreased as compared with the prior year period primarily due to lower purchased power prices. In Vermont, where commodity costs are not passed on to customers, commodity costs decreased as a result of lower power costs and "locking-in" fixed prices for certain of our load. These prices were below last year's prices.

During the past two years, power supply costs have fluctuated substantially forcing companies in some cases to pay higher operating costs to operate their electric businesses. In Arizona, power costs charged by our power supplier in the amount of approximately $119.8 million through September 30, 2002 have been incurred. This balance was reduced by the public service impairment charge recognized during the third quarter of 2002 (see Note 3). We believe that we are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause that was approved by the Arizona Corporation Commission and has been in place for several years. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that our unrecovered power costs, plus interest, be recovered over a seven-year period. As a result, we have deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. Parts of our proposal have been contested by one or more parties to a pending Arizona Commission proceeding convened to consider the matter. We expect this matter will be resolved in conjunction with the sale of our Arizona electric property to UniSource Energy Corporation.

                            OTHER OPERATING EXPENSES

($ in thousands)                 For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
Operating expenses              $ 189,410   $ 205,544    $ (16,134)     -8%    $ 570,904   $ 521,326     $ 49,578       10%
Taxes other than income taxes      33,550      37,989       (4,439)    -12%      107,076      88,262       18,814       21%
Sales and marketing                25,718      29,478       (3,760)    -13%       82,978      71,049       11,929       17%
                               ----------- ----------- ------------           ----------- ----------- ------------
                                $ 248,678   $ 273,011    $ (24,333)     -9%    $ 760,958   $ 680,637     $ 80,321       12%
                               =========== =========== ============           =========== =========== ============

Operating expenses for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors, partially offset by increased compensation expense of $0.7 million related to variable stock plans (under variable stock plans the amount of compensation expense increases if our stock price increases). In future periods, if the value of our pension assets declines and/or projected benefit costs increase, we may have increased pension expenses. Pension expenses may also increase if we do not prevail in obtaining a transfer of the pension assets that we purchased in connection with our acquisition of Frontier (see Pension Plan Contingency and Legal Proceedings). Although the amount of our pension expense and funding requirements for 2003 will not be determined until next year, based on current assumptions and plan asset values, we estimate that our pension expense could increase from approximately $4 million in 2002 to approximately $13 million in 2003 and that a cash payment to our pension plans will be required in 2003 in an amount currently estimated at $15 - $25 million. In addition, as medical costs increase the costs of our retiree medical obligations increase. Our current estimate of medical retiree costs for 2002 is approximately $12 million and for 2003 is approximately $14 million.

Operating expenses for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to increased operating expenses related to Frontier of $149.9 million, partially offset by increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors, decreased operating expenses in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively, and decreased compensation expense of $0.8 million related to variable stock plans.

Taxes other than income taxes for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to a decrease in the ILEC sector. Taxes other than income taxes for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $25.6 million partially offset by decreased taxes in the ILEC sector and decreased taxes in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively.

Sales and marketing expenses for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to decreased sales and marketing in the ELI sector of $3.1 million primarily due to a reduction in personnel and related costs. Sales and marketing expenses for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $22.2 million, partially offset by decreased sales and marketing in the ELI sector of $8.5 million, primarily due to a reduction in personnel and related costs.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)           For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change     % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
      Depreciation  expense     $ 167,772   $ 141,709     $ 26,063      18%    $ 471,642   $ 335,452    $ 136,190       41%
      Amortization expense         31,839      51,953      (20,114)    -39%       92,521      78,282       14,239       18%
                               ----------- ----------- ------------           ----------- ----------- ------------
                                $ 199,611   $ 193,662    $   5,949       3%    $ 564,163   $ 413,734    $ 150,429       36%
                               =========== =========== ============           =========== =========== ============

Depreciation expense for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to increased depreciation of $30.7 million at ELI due to the purchase of $110.0 million of previously leased facilities in April 2002 and changes in our estimate of the depreciable lives as of June 2002, partially offset by $8.8 million of decreased depreciation due to accelerated depreciation in the prior year period related to the closing of our Plano, Texas administrative facility. Accelerated depreciation has ceased on the Plano facility since it is now carried at estimated realizable value. As a result of the impairment charge recognized during the third quarter of 2002 with respect to ELI, our depreciation expense for the ELI sector will decrease in future periods.

Depreciation expense for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $82.6 million and increased depreciation of $43.2 million at ELI due to the purchase of $110.0 million of previously leased facilities in April 2002 and changes in our estimate of the depreciable lives as of June 2002. An increase of $4.0 million as compared to the prior year period in accelerated depreciation related to the closing of our Plano, Texas administrative facility contributed to the increase. Accelerated depreciation has ceased on the Plano facility since it is now carried at estimated realizable value. As a result of the impairment charge recognized during the third quarter of 2002 with respect to ELI, our depreciation expense for the ELI sector will decrease in future periods.

Amortization expense for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to the fact that we ceased amortization of goodwill related to our previous acquisitions as of January 1, 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." For the three months ended September 30, 2001 amortization expense included $33.2 million of goodwill amortization. The decrease was partially offset by an increase of $13.1 million in amortization of customer base resulting from the final valuation report of our Frontier acquisition.

Amortization expense for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to the impact of Frontier of $47.6 million and $20.2 million in increased amortization of customer base. These increases were partially offset by the fact that we ceased amortization of goodwill related to our previous acquisitions as of January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." For the nine months ended September 30, 2001 amortization expense included $53.6 million, of goodwill amortization.

                 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES

($ in thousands)                 For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------  ----------- ----------- ------------ ---------
Reserve for telecommunications
  bankruptcies                     $    -    $      -    $       -      -       $ 17,805    $      -     $ 17,805      100%
Restructuring and other expenses   $ (273)   $ 13,002    $ (13,275)   -102%     $ 21,912    $ 13,002     $  8,910       69%


During the second quarter 2002, we reserved approximately $21.6 million of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. This charge was partially offset in the second quarter with an $11.6 million settlement with Global as discussed below.

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29.0 million of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a write-down of such receivables in the amount of $7.8 million in the first quarter 2002 and $21.2 million in the fourth quarter of 2001. In the second quarter 2002, as the result of a settlement agreement with Global, we have reversed $11.6 million of our previous write-down of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. Although some of these arrangements have continued after the bankruptcy filing, we are in the process of changing some services and functions to provide them ourselves. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

Restructuring and other expenses for the nine months ended September 30, 2002 consist of expenses related to our various restructurings, $10.2 million of expenses related to reductions in personnel at our telecommunications operations, costs that were spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6.8 million of costs and expenses related to our tender offer in June 2002 of all of the publicly held ELI common shares that we did not already own. These costs were incurred only temporarily and will not continue. We continue to review our personnel levels in light of current and anticipated business conditions and operating performance. Additional headcount reductions are currently being evaluated for the fourth quarter of 2002 and if implemented may result in additional restructuring charges. The discussion below includes our restructuring charges and excludes the other expenses.

          Plano Restructuring
          Pursuant to a plan adopted in the second quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $14.6 million in the second half of 2001, $0.8 million for the three months ended March 31, 2002 and we adjusted our accrual down by $0.1 million and $0.6 million for the three months ended June 30, 2002 and September 30, 2002, respectively. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We intend to sell our Plano office building. The restructuring resulted in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees were relocated others were offered severance, job training and/or outplacement counseling. As of September 30, 2002, approximately $14.5 million was paid and all affected employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through September 30, 2002, and other planning and communication costs.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of $0.7 million in the fourth quarter of 2001, $0.1 million for the three months ended March 31, 2002 and $9,000 for three months ended June 30, 2002. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the reduction of 98 employees. We communicated with all affected employees during November 2001. As of September 30, 2002, approximately $0.8 million was paid and all affected employees were terminated.

          ELI Restructuring
          In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4.2 million of termination fees which were accrued for but not paid at December 31, 2001. In the first, second and third quarters of 2002, ELI adjusted its original accrual down by $2.1 million, $0.1 million and $0.5 million, respectively, due to the favorable settlements of termination charges for off-net circuit agreements. As of September 30, 2002, $1.2 million has been paid. The remaining accrual of $0.3 million is included in current liabilities at September 30, 2002.

                               LOSS ON IMPAIRMENT

      ($ in thousands)           For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------  ----------- ----------- ------------ ---------
      Loss on impairment       $ 1,074,058   $ -       $ 1,074,058     100%   $ 1,074,058    $ -      $ 1,074,058      100%

In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656.7 million related to property, plant and equipment in the ELI sector and $417.4 million related to the gas and electric sector assets held for sale. Our assessment of impairment for ELI was a result of continued losses at ELI and continued actual revenue declines in excess of projected revenue declines. The gas and electric sector impairments are associated with the proposed sale of our Arizona gas and electric properties at a price that is less than the carrying value and the write down of our two other remaining utilities to our estimate of net realizable sales prices. Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process in order to focus on our core telecommunications operations and raise money to further reduce debt, in the third quarter of 2002 we made a strategic decision to accept proceeds less than carrying values rather than continue to market these properties for higher prices (See Critical Accounting Policies and Estimates above).

       INVESTMENT AND OTHER INCOME (LOSS), NET / GAIN ON SALE OF ASSETS /
                 INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

      ($ in thousands)               For the three months ended September 30,        For the nine months ended September 30,
                                   ---------------------------------------------  ------------------------------------------------
                                      2002        2001      $ Change    % Change      2002        2001      $ Change    % Change
                                   ----------- ----------- ------------ --------  ------------- ----------- ------------ ---------
       Investment and
        other income (loss), net    $  13,859   $   3,070   $   10,789     351%   $  (62,725)   $  16,495    $  (79,220)    -480%
      Gain on sale of assets        $   1,901   $ 139,304   $ (137,403)    -99%   $    1,901    $ 139,304    $ (137,403)     -99%
      Interest expense              $ 116,459   $ 123,452   $   (6,993)     -6%   $  359,568    $ 258,033    $  101,535       39%
      Income tax expense (benefit)  $(371,186)  $  39,610   $ (410,796)  -1037%   $ (424,688)   $  49,183    $ (473,871)    -963%


Investment and other income, net for the three months ended September 30, 2002 increased as compared with the prior year period primarily due to the recognition of $10.8 million of income from the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the three months ended September 30, 2002, we executed a series of purchases in the open market of a number of our outstanding notes and debentures and they generated a pre-tax gain from the early extinguishment of debt of approximately $1.6 million, which also contributed to the increase.

Investment and other income, net for the nine months ended September 30, 2002 decreased as compared with the prior year period primarily due to the recognition in 2002 of $95.3 million of losses, resulting from an other than temporary decline in the value of our investment in Adelphia. This amount was partially offset by $20.8 million of income from the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the nine months ended September 30, 2002, we executed a series of purchases in the open market of our outstanding notes and debentures and they generated a pre-tax gain from the early extinguishment of debt of approximately $6.0 million, which also contributed to the increase.

Gain on sale of assets for the nine months ended September 30, 2001 represents the gain recognized from the sale of our Louisiana Gas operations to Atmos Energy Corporation on July 2, 2001.

Interest expense for the three months ended September 30, 2002 decreased as compared with the prior year period primarily due to a reduction of $9.3 million of interest expense on our lines of credit, a $6.0 million decrease in ELI's interest expense due to the repayment of the $400.0 million revolving line of credit and a series of purchases in the open market of outstanding notes, a $5.2 million decrease in amortization of costs associated with our committed bank credit facilities and a $2.3 million decrease resulting from the early extinguishment of debt. These amounts were partially offset by $16.4 million of interest expense on our $1.75 billion of notes issued in August 2001 and $3.1 million of interest expense on our $200.0 million Rural Telephone Finance Cooperative note issued in October 2001. During the three months ended September 30, 2002, we had average long-term debt outstanding excluding our equity units of $5.3 billion compared to $5.8 billion during the three months ended September 30, 2001. Our composite average borrowing rate for the three months ended September 30, 2002 as compared with the prior year period was 52 basis points higher due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Interest expense for the nine months ended September 30, 2002 increased as compared with the prior year period primarily due to $143.7 million of interest expense on our $1.75 billion of notes issued in May 2001 and our $1.75 billion of notes issued in August 2001, $14.4 million of interest expense on our equity units issued in June 2001, $7.5 million of increased amortization of debt discount expense and $9.4 million of interest expense on our $200.0 million Rural Telephone Finance Cooperative note issued in October 2001. These amounts were partially offset by a reduction of $34.5 million of interest expense on our lines of credit, a $12.7 million decrease in ELI's interest expense due to the repayment of the $400.0 million revolving line of credit and a series of purchases in the open market of outstanding notes, a $14.7 million decrease in amortization of costs associated with our committed bank credit facilities and a $6.9 million decrease resulting from the early extinguishment of debt. During the nine months ended September 30, 2002, we had average long-term debt outstanding excluding our equity units of $5.4 billion compared to $4.4 billion during the nine months ended September 30, 2001. Our composite average borrowing rate for the nine months ended September 30, 2002 as compared with the prior year period was 42 basis points higher due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Income taxes for the three and nine months ended September 30, 2002 decreased as compared with the prior year periods primarily due to changes in taxable income. The estimated annual effective tax rate for 2002 is 35% as compared with 37% for 2001.

                             DISCONTINUED OPERATIONS

($ in thousands)                 For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2002        2001      $ Change    % Change     2002        2001      $ Change    % Change
                               ----------- ----------- ------------ --------  ----------- ----------- ------------ ---------
Revenue                            $ -      $ 34,451    $ (34,451)   -100%     $  4,650    $ 87,880    $ (83,230)     -95%
Operating income (loss)            $ -      $ 14,832    $ (14,832)   -100%     $   (419)   $ 26,777    $ (27,196)    -102%
Income (loss) from discontinued
  operations, net of tax           $ -      $  7,199    $  (7,199)   -100%     $ (1,478)   $ 11,675    $ (13,153)    -113%
Gain on disposal of water
  segment, net of tax              $ -      $      -    $       -       -      $169,326    $      -    $ 169,326      100%

Revenue, operating income (loss) and income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2002 decreased as compared with the prior year period due to the sale of our water and wastewater businesses in January 2002. On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The gain on the disposal of the water segment, net of tax was $169.3 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Disclosure of primary market risks and how they are managed
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks and we are not party to any market risk management agreements other than in the normal course of business or to hedge long-term interest rate risk. Our primary market risk exposures are interest rate risk and equity and commodity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates; variable rate debt is refinanced when advantageous. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2002, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

During May 2002, we entered into three interest rate swap agreements with investment grade financial institutions, each agreement covering a notional amount of $50 million. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six-month LIBOR and receive a fixed 8.50% rate on the notional amount. Under the terms of two swaps, the underlying LIBOR rate is set in arrears, while the third agreement is based on each period's daily average six-month LIBOR. All three swaps terminate on May 15, 2006 and are being accounted for under SFAS 133 as fair value hedges. In connection with these swaps, on June 26, 2002, we entered into three Forward Rate Agreements (FRAs), which set the LIBOR rate for the initial period of the three swaps, which ends November 15, 2002. The average rate of the three FRAs for the current period is 5.6717%. On August 8, 2002, we entered into another FRA that set the effective rate that we pay on one of the swaps for the period of November 15, 2002 to May 15, 2003 at 5.310%.

Sensitivity analysis of interest rate exposure
At September 30, 2002, the fair value of our long-term debt and capital lease obligations excluding our equity units was estimated to be approximately $4,772.1 million, based on our overall weighted average borrowing rate of 8.0% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2001. The overall weighted average interest rate has increased by approximately 28 basis points. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $280.6 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio consists of equity securities (principally common stock) of D&E Communications, Inc. and Hungarian Telephone and Cable Corp.

As of September 30, 2002, we owned 3,059,000 shares of Adelphia common stock. As a result of Adelphia's price declines and filing for bankruptcy, we recognized losses of $45.6 million, $49.7 million and $79.0 million on our investment for the three months ended June 30, 2002, March 31, 2002 and December 31, 2001, respectively, as the declines were determined to be other than temporary. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

Sensitivity analysis of equity price exposure
At September 30, 2002, the fair value of the equity portion of our investment portfolio was estimated to be $31.3 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $3.1 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at September 30, 2002 a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of September 30, 2002. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

On July 20, 2001, we notified Qwest Corporation that we were terminating eight acquisition agreements with Qwest relating to telephone exchanges in Arizona, Colorado, Idaho/Washington, Iowa, Minnesota, Montana, Nebraska and Wyoming. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceeding, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been scheduled to commence in the third quarter of 2003.

On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that includes all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we have paid the class members $5.5 million in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001 and no accrual remains at September 30, 2002.

As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities would be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) or (2) those assets attributable to such liabilities. While all amounts and procedures had been agreed to by Global and us prior to Global's bankruptcy filing, on the ground that its obligation to make this transfer might be "executory" under the Bankruptcy Code, Global has refused to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets and liabilities. We have initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, in which we believe we will prevail, to require Global to execute and deliver such authorization letter if Global does not do so as required by the Frontier stock purchase agreement. We are waiting for a decision on the motions filed by us.

We are party to proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4.   Controls and Procedures
          -----------------------

We have recently  reviewed our internal  control  structure  and our  disclosure controls and procedures. As a result of such review we implemented minor changes, primarily to formalize and document the controls and procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to our disclosure committee and senior management on a regular basis, in particular during the period in which the quarterly reports are being prepared. We will continue to evaluate the effectiveness of our disclosure controls and procedures on a quarterly basis. We believe that such controls and procedures are operating effectively as designed.

The Company is currently investigating possible irregularities involving payments made for services that the Company has to date been unable to verify were actually received by the Company. The Company is continuing to investigate the amounts involved but has to date identified at least $2.2 million. Such amount was reflected in the Company's financial statements as payments were made. If it is determined that the payments were improperly made, the Company believes that most of this amount would be covered by insurance. Depending on the results of the investigation, the Company will evaluate whether to make changes in its system of internal controls.

We presented the results of our most recent evaluation to our independent auditors, KPMG LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are adequate to insure the clarity and material completeness of our disclosure in our periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls, subject to the matter described in the previous paragraph, which could significantly affect our ability to record, process, summarize and report financial data.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)   Exhibits:

     10.16.4 Letter agreement, dated as of October 1, 2000, amending the employment agreement, effective October 1, 2000, between Citizens Communications Company and Leonard Tow (incorporated by reference to Exhibit 10 of the Registrant's Forms S-4/A filed February 4, 2002, Registration No. 333-69740).

b)   Reports on Form 8-K:

     We filed on Form 8-K on August 2, 2002 under Item 5, "Other Events", a press release announcing that two additional independent directors, Maggie Wilderotter and William Kraus, had been elected to our Board of Directors.

     We filed on Form 8-K on August 9, 2002 furnishing under Item 9, "Regulation FD Disclosure", in accordance with Order No. 4-460 and pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, statements with the Securities and Exchange Commission by our principal executive officer and the principal financial officer.

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                             By: /s/ Robert J. Larson
                                 --------------------
                                 Robert J. Larson
                                 Vice President and Chief Accounting Officer






Date: November 12, 2002

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Leonard Tow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citizens Communications Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                 By:   /s/ Leonard Tow
                                       --------------------------------------
                                       Leonard Tow
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

I, Jerry Elliott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citizens Communications Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                               By:   /s/ Jerry Elliott
                                     --------------------------------------
                                     Jerry Elliott
                                     Chief Financial Officer
                                     (Principal Financial Officer)