Form 10-K
period 2002-12-31
CITIZENS COMMUNICATIONS CO
filed 2003-03-24
CIK 20520

CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------



                                    FORM 10-K
                                    ---------



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  ---------------------------------------------


                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                      FOR THE YEAR ENDED DECEMBER 31, 2002
                      ------------------------------------



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          ------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              06-0619596
  -------------------------------------    ---------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or organization)


                    3 High Ridge Park
                   Stamford, Connecticut                     06905
                   --------------------                      -----
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:
   (Title of each class)                                                    (Name of each exchange on which registered)
-----------------------------------------------------------------------------------------------------------------------
Common Stock, par value $.25 per share                                              New York Stock Exchange
Guarantee of Convertible Preferred Securities of Citizens Utilities Trust           New York Stock Exchange
Equity Units                                                                        New York Stock Exchange
Citizens Convertible Debentures                                                                N/A
Guarantee of Partnership Preferred Securities of Citizens Utilities Capital L.P.               N/A

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.         Yes   X      No
                      ---        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).   Yes    X      No
                                          -----        ----

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2002 was approximately $2,282,096,740, based on the closing price of $8.36.

The number of shares outstanding of the registrant's Common Stock as of February
28, 2003 was 282,913,758.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders to be held on May 13, 2003 are incorporated by reference into Part
III of this Form 10-K.



                                   TABLE OF CONTENTS
                                   -----------------

                                                                                  Page
                                                                                  ----
PART I
------

Item 1.    Business                                                                  2

Item 2.    Properties                                                                9

Item 3.    Legal Proceedings                                                        10

Item 4.    Submission of Matters to Vote of Security Holders                        11

Executive Officers                                                                  11

PART II
-------

Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters                                      14

Item 6.    Selected Financial Data                                                  14

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                        15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk               30

Item 8.    Financial Statements and Supplementary Data                              32

Item 9.    Changes in and Disagreements with Accountants on Accounting              32
               and Financial Disclosure

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                       32

Item 11.   Executive Compensation                                                   32

Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholders Matters                         32

Item 13.   Certain Relationships and Related Transactions                           33

Item 14.    Controls and Procedures                                                 33

PART IV
-------

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K          34

Signatures                                                                          38

Certifications                                                                      40

Index to Consolidated Financial Statements                                         F-1


                                     PART I
                                     ------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Further discussion regarding forward-looking statements, including the factors which may cause actual results to differ from such statements, is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Citizens Communications Company and its subsidiaries (Citizens) will be referred to as the "Company", "we", "us" or "our" throughout this report.

Item 1.  Business Overview
         -----------------

We are a telecommunications-focused company providing wireline communications services to rural areas and small and medium-sized towns and cities, including the Rochester, New York metropolitan area as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, Inc., or ELI, our wholly-owned subsidiary. We also provide public utility services including natural gas transmission and distribution and electric transmission and distribution services to primarily rural and suburban customers in Vermont, Hawaii and Arizona. We currently have contracts to sell all of our public utility operations in Hawaii and Arizona. These sales are expected to close during the second half of 2003.

Revenue from our ILEC, CLEC and public utility operations was $2,062.9 million, $175.1 million, and $431.3 million, respectively, in 2002.

Our ILEC segment has grown substantially over the last three years, primarily as a result of acquisitions. During 2001, we purchased from Global Crossing Ltd. (Global) the 1.1 million access lines of the Frontier local exchange business for approximately $3,373.0 million in cash. During 2000, we acquired approximately 334,500 telephone access lines for approximately $986.2 million in cash.

In June 2002, we acquired all of the common stock of ELI that we did not previously own for $0.70 per share in cash. Total cost (including fees and expenses) of the acquisition was approximately $6.8 million.

In 1999, we announced plans to divest our public utilities services segments. As a result, in 2001 we sold two of our four natural gas transmission and distribution businesses and during 2002 we sold our entire water distribution and wastewater treatment business and one of our three electric businesses.

In October 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions for $230.0 million in cash ($220.0 million if we close by July 28, 2003) subject to adjustments specified in the agreements. In December 2002, we entered into a definitive agreement to sell our Hawaiian gas division for $115.0 million in cash, subject to adjustments specified in the agreement. These transactions, which are subject to regulatory approvals, are expected to close during the second half of 2003. Currently, we do not have an agreement to sell our Vermont electric division, but we continue to actively pursue a buyer. All of our public utility assets have been written down to our best estimate of the net realizable value upon sale (see Note 4 to Consolidated Financial Statements). Pending these divestitures, we continue to provide gas and electric utility services.

Telecommunications Services

Our telecommunications services are principally ILEC services and also include CLEC services delivered through ELI. As of December 31, 2002, we operated ILECs in 24 states, serving approximately 2.4 million access lines and 71,000 digital subscriber line (DSL) customers. Our CLEC services are marketed under the
Electric Lightwave name and consist of a variety of integrated telecommunications products.

As an ILEC, we are typically the dominant incumbent carrier in the markets we serve and provide the "last mile" of telecommunications services to residential and business customers in these markets. As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services to businesses and other carriers in competition with the incumbent ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). ELI does not compete with our ILEC business.

The telecommunications industry in general, and the CLEC sector in particular, are undergoing significant changes and difficulties. Demand and pricing for CLEC services have decreased substantially, particularly for long haul services, and economic and competitive pressures are likely to cause these trends to continue. These factors result in a challenging environment with respect to revenues for our CLEC business and to a lesser extent our ILEC business. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers. We reserved approximately $10.9 million and $21.2 million of receivables owed to us from bankrupt telecom companies in 2002 and 2001, respectively.

ILEC Services
-------------

Our ILEC services segment accounted for $2,062.9 million, or 77%, of our total Company revenues in 2002. Approximately 25% of our ILEC services segment revenues came from federal and state subsidies and regulated access charges.

Our ILEC services business is primarily with residential customers and, to a lesser extent, non-residential customers. Our ILEC services segment provides:

         *        local network services,

         *        enhanced services,

         *        network access services,

         *        long distance and data services, and

         *        directory services.

Local network services. We provide telephone wireline access services to residential and non-residential customers in our service areas. Our service areas are largely residential and are generally less densely populated than what we believe to be the primary service areas of the five largest ILECs.

Enhanced services. We provide our ILEC customers a number of calling features including call forwarding, conference calling, caller identification, voicemail and call waiting. We offer packages of telecommunications services. These packages permit customers to bundle their basic telephone line with their choice of enhanced services, or to customize a set of selected enhanced features that fit their specific needs.

We intend to increase the penetration of existing enhanced services. We believe that increased sales of such services in our ILEC markets will produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services. We believe that our ability to integrate these services with our core ILEC services will provide us with the opportunity to capture an increased percentage of our customers' telecommunications expenditures.

Network access services. We provide network access services to long distance carriers and other carriers in connection with the use of our facilities to originate and terminate interstate and intrastate telephone calls. Such services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges to long distance carriers and other customers are based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services.

Long distance and data services. Long distance network service to and from points outside of a telephone company's operating territories is provided by interconnection with the facilities of interexchange carriers, or IXCs. We offer long distance services in our territories to our ILEC customers. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill.

We also offer data services including Internet access via dial up or DSL access, frame relay and asynchronous transfer mode (ATM) switching in portions of our system.

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

We have grown from approximately 1.0 million access lines in 1999 to approximately 2.4 million access lines primarily through acquisitions. From time to time we are offered the opportunity to evaluate the possibility of acquiring additional telecommunications assets.

The following table sets forth certain information with respect to our telephone access lines as of December 31, 2002. With the exception of 547,900 access lines in the greater Rochester, New York area, our access lines are located in primarily rural areas.

                 State                                ILEC Access
                 -----                             ------------------
                                                    Lines at 12/31/02
                                                   ------------------

                 New York............                  1,009,700
                 Minnesota...........                    272,800
                 Arizona.............                    167,100
                 West Virginia.......                    158,600
                 California..........                    153,400
                 Illinois............                    131,600
                 Tennessee...........                     97,600
                 Wisconsin...........                     73,800
                 Iowa................                     62,800
                 All other states (15)...                317,000
                                                      ----------
                    Total                              2,444,400
                                                      ==========

CLEC Services
-------------

ELI provides a broad range of wireline communications products and services to businesses and other carriers in the western United States. ELI accounted for $175.1 million, or 7%, of our total Company revenue in 2002.

ELI's facilities-based network consists of optical fiber and voice and data switches. ELI has a national Internet and data network with switches and routers in key cities, linked by leased transport facilities. In addition, ELI has a long-haul, fiber-optic network connecting the cities it serves in the Western United States which utilizes an optically self-healing Synchronous Optical Network (SONET) architecture. ELI currently provides the full range of its services in the following cities and their surrounding areas: Boise, Idaho;
Portland, Oregon; Salt Lake City, Utah; Seattle, Washington; Spokane, Washington; Phoenix, Arizona; and Sacramento, California.

ELI's primary focus in 2003 is obtaining new customers, increasing customer usage of ELI's existing products and services, focusing more on company end users and government entities and diversifying the customer mix to place less reliance on Internet Service Providers (ISPs), application service providers and other carriers. ELI expects to continue to emphasize increased penetration of existing on-net buildings, a focus on sales to customers that are connected to its network and an increase in market share in the cities in which it operates and surrounding areas. ELI will also continue to market its available dark fiber.

Regulatory Environment

ILEC Services Regulation
------------------------

The Telecommunications Act of 1996, or the 1996 Act, dramatically changed the telecommunications industry. The main thrust of the 1996 Act was to open local telecommunications marketplaces to competition while enhancing universal service. The majority of our operations are regulated extensively by various state regulatory agencies, often called public service commissions, and the FCC.

The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any switched communications service. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail. In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of access to network facilities and interconnection requirements on all local communications providers. All local carriers must interconnect with other carriers, permit resale of their services, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits, and rights-of-way, and complete calls originated by competing carriers under termination arrangements.

We are subject to incentive regulation plans under which prices are capped in return for the elimination or relaxation of earnings oversight. Some states also allow us flexibility in price changes for optional services and relaxed reporting requirements. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services that continue to be deemed part of a monopoly while allowing us to continue to recover our costs.

Our ILEC services segment revenue is subject to regulation by the FCC and various state regulatory agencies. We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as price caps for most of our operations. Under price caps, interstate access rates are capped and adjusted annually by the difference between the level of inflation and a productivity factor. Most recently the productivity factor was set at 6.5%. Given the relatively low inflation rate in recent years, interstate access rates have been adjusted downward annually. In May 2000, the FCC adopted a revised methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. We believe we will be able to offset some of the reduction in interstate access rates through end-user charges and an expanded universal service program that benefits rural service providers such as our ILEC services segment. Annual adjustments based on the difference between inflation and the productivity factor will continue for several years until the price floor for interstate switched access services is reached.

Another goal of the 1996 Act was to remove implicit subsidies from the rates charged by local telecommunications companies. The CALLS plan addressed this requirement for interstate services. State legislatures and regulatory agencies are beginning to reduce the implicit subsidies in intrastate rates. The most common subsidies are in access rates that historically have been priced above their costs to allow basic local rates to be priced below cost. Legislation has been considered in several states to require regulators to eliminate these subsidies and implement state universal service programs where necessary to maintain reasonable basic local rates. However, not all the reductions in access charges are fully offset. In Tennessee for example, as a result of such legislation, we are reducing intrastate access rates by $1.0 million per year through 2003. We anticipate additional state legislative and regulatory pressure to lower intrastate access rates in the near future. However, regulators are cognizant of the potential impact on basic local rates and are moving cautiously. Many states are embracing the need for state universal service funds to ensure protection for customers while ensuring that local telecommunications companies continue to have the incentive to recover in rates their investment in their networks and new services.

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

ILEC Unbundling Obligations
---------------------------

The FCC recently completed its triennial review of the 1996 Act. Although the FCC's order describing its decisions in detail has not yet been published, the FCC has provided a summary of its findings and order. The summary essentially keeps in place the existing regulatory regime with respect to Unbundled Network Elements Platform (UNEP) competition, provides significant authority to state regulators to implement UNEP competition and pricing, and eliminated a previous requirement of ILECs to share their DSL lines with competitors. Because we do not currently have UNEP competition or competitors providing DSL service, the FCC's order is not expected to have a material affect on us in the near term. We will continue to evaluate the affect on us when the final order is published and as litigation with respect to the order occurs.

Some state regulators (including New York and Illinois) have recently considered imposing on regulated companies (including us) cash management practices that could limit the ability of companies to transfer cash between subsidiaries or to the parent company. None of the existing state requirements materially affect our cash management but future changes by state regulators could affect our ability to freely transfer cash within our consolidated companies.

CLEC Services Regulation
------------------------

A central focus of the sweeping federal policy reform under the 1996 Act was to open local communications markets to competition including the encouragement of the development of CLECs, which compete for business with the existing carriers. As a CLEC, ELI is subject to federal, state and local regulation. However, the level of regulation is typically less than that experienced by an ILEC. The FCC exercises jurisdiction over all interstate communications services. State commissions retain jurisdiction over all intrastate communications services. Local governments may require ELI to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and ELI's networks. The FCC is significantly reducing intercarrier compensation for ISP traffic also known as "reciprocal compensation."

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

Competition

ILEC Services Competition
-------------------------

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecom companies, we do experience competition from other wireline local carriers through Unbundled Network Elements (UNE) and potentially in the future through UNEP, from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and potentially in the future cable telephony, and from wireless carriers. Competition may result in a greater loss of access lines and minutes of use and the conversion of retail lines to wholesale lines, which negatively affects revenues and margins from those lines. Competition also puts pressure on the prices we are able to charge for some services, particularly for some non-residential services. Most of the wireline competition we face is in our Rochester market, with limited competition in a few other areas. Competition from cable companies with respect to high-speed Internet access is intense in Rochester and a few of our more suburban markets such as Elk Grove, California (which is near Sacramento). Competition from wireless companies, other long distance companies and Internet service providers is present in varying degrees in all of our markets.

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

As of December 31, 2002, we had entered into 334 interconnection agreements with CLECs. These agreements allow CLECs to connect with some of our ILEC networks and compete in our ILEC markets. In addition, in some markets, our ILEC services provide reciprocal compensation payments and local number portability. These competitors are mainly serving business customers and Internet service providers.

CLEC Services Competition
-------------------------

ELI faces significant competition from ILECs in each of its markets. Principal ILEC competitors include Qwest, SBC and Verizon. ELI also competes with all of the major Interexchange Carriers (IXCs), Internet access providers and other CLECs. CLEC service providers have generally encountered intense competitive pressures, the result of which is the failure of a number of CLECs and substantial financial pressures on others.

Competitors in ELI's markets  include,  in addition to the incumbent  providers:
AT&T, Sprint, Time Warner Telecom, MCI WorldCom, Broadwing, Integra and XO Communications. In each of the markets in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same local communications services that ELI provides, generally at similar prices.

Competition is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs.

The market for Internet access, long-haul and related services in the United States is extremely competitive, with substantial overcapacity in the market. We expect that competition will intensify. In addition, new enhanced Internet services such as managed router service and web hosting are constantly under development in the market and we expect additional innovation in this market by a range of competitors. Several IXC's have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than are available to us.

Public Utilities Services

We have historically provided public utilities services including natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. In 1999, we announced a plan of divestiture for our public utilities services properties. Since then, we have divested or entered into contracts to divest almost all of our public utility operations for an aggregate of $1.9 billion. In 1999, we initially accounted for the planned divestiture of our public utilities services segments as discontinued operations. Because we had not yet entered into agreements to sell our entire gas and electric segments, we reclassified all our gas and electric assets and their related liabilities in the second half of 2000 as "net assets held for sale." As a result, our discontinued operations only reflected the assets and related liabilities of the water and wastewater businesses.

In 2001, we sold our Louisiana gas operations for $363.4 million in cash and our Colorado gas division for $8.9 million in cash. In 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities, and our Kauai electric division for $215.0 million in cash. These transactions are subject to routine purchase price adjustments.

In October 2002, we entered into definitive agreements to sell our Arizona gas and electric operations for $230.0 million in cash ($220.0 million if we close by July 28, 2003) and in December 2002, we entered into a definitive agreement to sell our Hawaiian gas division for $115.0 million in cash, in each case subject to adjustments specified in the agreement. These transactions, which are subject to regulatory approvals, are expected to close during the second half of 2003.

We intend to sell our one remaining public utility asset, which is an electric utility operation in Vermont.

Natural Gas
-----------

Our natural gas segment provides natural gas transmission and distribution services in Arizona, as well as synthetic natural gas production and propane service in Hawaii to primarily residential customers. Our natural gas segment accounted for $216.5 million, or 8%, of our total Company revenues in 2002. At December 31, 2002, the number of customers by state is as follows:

                  State                        Customers
                  -----                        ---------
                  Arizona.........               126,925
                  Hawaii...........               66,494
                                               ---------
                    Total                        193,419
                                               =========

Natural gas services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies, except for the non-regulated propane rates charged to customers in Hawaii. We purchase the gas supply we need, except for our production of synthetic natural gas in Hawaii. We entered into a firm supply contract with BP Energy for our Arizona gas division. We believe our natural gas supply is adequate to meet current demands and to provide for additional sales to new customers. The natural gas industry is subject to seasonal demand, except in Hawaii, with the peak demand occurring during the heating season of November 1 through March 31. Our natural gas segment experiences third-party competition from fuel oil, propane and other gas suppliers for most of our large consumption customers, of which there are few, and from electric suppliers for our entire customer base. The competitive position of gas at any given time depends primarily on the relative prices of gas and these other energy sources.

Electric
--------

Our electric segment provides electric transmission and distribution services in Arizona and Vermont to primarily residential customers. Our electric segment accounted for $214.8 million, or 8%, of our total Company revenues in 2002. At December 31, 2002, the number of customers per state is as follows:

                       State                  Customers
                       -----                  ---------
                       Arizona .........        77,818
                       Vermont..........        20,603
                                              --------
                         Total                  98,421
                                              ========

Electric services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. We purchased approximately 99% of the electric energy needed to provide service to our customers in Vermont and Arizona. We believe our supply is adequate to meet current demands and to provide for additional sales to new customers. We have generating facilities in Arizona and Vermont, which are used mainly for back-up power supply. Generally, our electric segment does not experience material seasonal fluctuations.

The electric utility industry in the United States is undergoing fundamental changes. For many years electric utilities have been vertically integrated entities with the responsibility for the generation, transmission and distribution of electric power in a franchise territory. In return for monopoly status, electric utilities have been subject to comprehensive regulation at the state and federal level. The industry continues its shift toward electric customers being able to choose their energy provider much like telephone customers are able to choose their long distance provider. Generally, this involves separating the generation and transmission of power from the remainder of the business, and having generators compete with one another in the sale of power directly to retail customers. The interconnected regional transmission grids will be operated independently, continuing as a federally regulated monopoly. Local transmission and distribution facilities would continue as state-regulated monopolies. This change in the industry is in various stages of development around the United States. The pace and degree of regulation vary from state to state. The bankruptcies in 2001 and financial difficulties in 2002 of major providers of electricity may alter the nature and level of regulation of electric utilities.

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

In July 2002, the Vermont Public Service Board approved a rate increase of 17.45% for services rendered on or after July 15, 2002.

On November 1, 2002, we completed the sale of our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215.0 million in cash.

Segment Information

Note 23 to Consolidated Financial Statements provides financial information about our industry segments for the last three fiscal years.

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations, although we have a 19% interest in Hungarian Telephone and Cable Company (See Note 8 to Consolidated Financial Statements), a company that provides wireline telephone service in Hungary.

General

Order backlog is not a significant consideration in our businesses. We have no contracts or subcontracts that may be subject to renegotiations of profits or termination at the election of the Federal government. We also hold certificates granted by various state commissions, which are generally of indefinite duration. We have no special working capital practices, and our research and development activities are not significant. We hold no patents, licenses or concessions that are material. As of December 31, 2002, we had approximately 7,684 employees, of whom 6,206 were associated with ILEC operations, 565 were associated with ELI and 750 were associated with public utilities services operations. We consider our relations with our employees to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.czn.net.

Item 2.   Properties
          ----------

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut.

The operations support office for our ILEC segment is currently located in leased premises at 180 South Clinton Avenue, Rochester, New York. In conjunction with the Frontier acquisition, we evaluated our facilities to take advantage of operational and functional synergies between the two companies with the objective of concentrating our resources in the areas where we have the most customers, to better serve those customers. In connection with that objective, we closed our operations support center in Plano, Texas in April 2002 and sold the building at that location in 2003. In addition, our ILEC segment leases and owns office space in various markets throughout the United States.

The operations support office for ELI is located in a building we own at 4400 NE 77th Avenue, Vancouver, Washington. In addition, our CLEC segment leases local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. Our CLEC segment also leases network hub and network equipment installation sites in various locations throughout the areas in which it provides services.

Our ILEC and CLEC services segments own telephone properties which include: connecting lines between customers' premises and the central offices; central office switching equipment; fiber-optic and microwave radio facilities; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

Our public utilities services segments are administered locally in the states in which they operate. Pending the sale of our public utilities services segments, we own gas production, transmission and distribution facilities in Arizona and Hawaii and electric transmission and distribution facilities in Arizona and Vermont.

Item 3.  Legal Proceedings
         -----------------

On July 20, 2001, we notified Qwest Corporation (Qwest) that we were terminating eight acquisition agreements. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated theses agreements and is seeking approximately $64.0 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceedings, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been scheduled to commence in the third quarter of 2003.

On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the Company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that included all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we have paid the class members $5.5 million in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001 and no accrual remains at December 31, 2002.

As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities was to be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe harbor" methodology of the Pension Benefit Guaranty Corporation) and (2) those assets attributable to such excluded liabilities. After filing for bankruptcy on January 28, 2002, Global claimed that its obligation to transfer the Global pension plan's transferred assets and liabilities remained "executory" under the Bankruptcy Code, and refused to execute and deliver an authorization letter to the Frontier plan trustee (who was also the Global plan trustee) directing the trustee to transfer to our pension plan record ownership of such assets and liabilities. We initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding to determine and declare that Global's obligation was not "executory," and to compel Global to execute and deliver such authorization letter. On December 18, 2002 we entered into a stipulation with Global and other parties, which was approved by the Bankruptcy Court, fully and finally settling the adversary proceeding. Pursuant to the stipulation and order, on February 3, 2003, among other things, Global instructed the Frontier plan trustee to transfer record ownership of the transferred assets and liabilities to our pension plan, and the transfer in fact took place on that date.

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counter claims against the City. We intend to defend ourselves vigorously against the City's lawsuit. In addition, we have identified a number of other potentially responsible parties that may be responsible for the damages alleged by the City. We expect to initiate legal action within the next few weeks to bring those parties into the lawsuit.

We also have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue insurance coverage for the City's lawsuit.

On February 7, 2003, we received a letter from counsel representing Enron North America Corporation (formerly known as Enron Gas Marketing, Inc.) demanding payment of an "early termination liability" of approximately $12.5 million that Enron claims it is owed under a gas supply agreement that we lawfully terminated in November 2001. The demand was made in connection with Enron's ongoing bankruptcy proceeding in the United States Bankruptcy Court for the Southern
District of New York. We believe Enron's claim lacks any merit and have so advised that company's counsel. Enron has threatened to initiate an adversary proceeding in the bankruptcy court to recover the amount of its demand plus applicable interest and attorney's fees. If that occurs, we will vigorously defend against any such action.

During the fourth quarter of 2002 we became aware of irregularities involving payments made by certain of our public utilities operations for services or benefits that we did not receive. The payments do not involve our current operations in Arizona, Vermont, or Hawaii. With the assistance of forensic specialists, outside auditors, and counsel, we investigated these irregularities and identified a total of $7.8 million that had been embezzled from the Company. These payments were reflected in our financial statements as charges to earnings (primarily during 2002). The U.S. Government has recovered approximately $6.0 million (which we believe will be turned over to us) and we believe that most of the remaining funds outstanding will be reimbursed by insurance.

We have provided detailed information regarding the results of our investigation to federal prosecutors and the Securities and Exchange Commission, including the names of two of our former officers (Kenneth Cohen and Livingston Ross, who were the President and Chief Operating Officer of the Public Services Sector and the Vice President of Reporting and Audit, respectively) who approved the payments. We have been advised by federal prosecutors that these individuals have admitted their involvement in these schemes and we have terminated the employment of these individuals.

In connection with an inquiry that we believe has arisen as a result of allegations made to federal authorities during their investigation of the embezzlement, we and our employees are cooperating fully with the Office of the U.S. Attorney for the Southern District of New York and with the New York office of the Securities and Exchange Commission. We have provided requested documents to the SEC and we have agreed to comply with an SEC request that, in connection with the informal inquiry that it has initiated, we preserve financial, audit, and accounting records.

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

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

None in fourth quarter 2002.

Executive Officers of the Registrant
------------------------------------

Information as to Executive Officers of the Company as of March 1, 2003 follows:

          Name               Age      Current Position and Office
          ----               ---      ---------------------------
Leonard Tow                  74      Chairman of the Board and Chief Executive Officer
Scott N. Schneider           45      Vice Chairman of the Board, President and Chief Operating Officer
Donald B. Armour             55      Senior Vice President, Finance and Treasurer
Robert Braden                57      Executive Vice President, ILEC Sector
John H. Casey, III           46      President and Chief Operating Officer of the ILEC Sector and
                                     Executive Vice President
Jean M. DiSturco             39      Senior Vice President, Human Resources
Jerry Elliott                43      Senior Vice President and Chief Financial Officer
Michael G. Harris            56      Senior Vice President, Engineering and New Technology
Edward O. Kipperman          51      Vice President, Tax
Robert J. Larson             43      Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy           38      President and Chief Operating Officer, Public Services Sector and
                                     Vice President
L. Russell Mitten            51      Senior Vice President, General Counsel and Secretary
Michael A. Zarrella          43      Vice President, Strategic Planning and Development

There is no family relationship between any of the officers of Citizens. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with Citizens since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. He was also Chief Financial Officer from October 1991 through November 1997. He is a Director of Hungarian Telephone and Cable Corp., and is a Director of the United States Telephone Association.

SCOTT N. SCHNEIDER has been associated with Citizens since November 1999. In January 2001, he was elected Vice Chairman of the Board. In July 2000, he was elected a Director of Citizens. He has served as Vice Chairman of the Board, President and Chief Operating Officer of Citizens since July 2002. Previously he was Vice Chairman, Executive Vice President from May 2001 to July 2002 and Executive Vice President Strategic Planning and Development from May 2000 to May 2001 and Executive Vice President of Electric Lightwave, Inc. from October 1999 to May 2000. Prior to joining Citizens, he was Director from October 1994 to October 1999, Chief Financial Officer from December 1996 to October 1999, Senior Vice President and Treasurer from June 1991 to October 1999 of Century Communications Corp. He also served as Director, Chief Financial Officer, Senior Vice President and Treasurer of Centennial Cellular from August 1991 to October 1999.

DONALD B. ARMOUR has been associated with Citizens since October 2000. He was elected Senior Vice President, Finance and Treasurer in December 2002. Previously, he was Vice President, Finance and Treasurer from October 2000 to December 2002. Prior to joining Citizens, he was the Treasurer of the cable television division of Time Warner Inc. from January 1994 to September 2000.

ROBERT BRADEN has been associated with Citizens since December 1999. In January 2002, he became Executive Vice President, ILEC Sector. Previously he was Chief Executive Officer from January 2002 to November 2002, Director from May 2001 to November 2002, Vice President and Chief Operating Officer from February 2001 to January 2002 and Vice President, Business Development from February 2000 to February 2001 of Electric Lightwave, Inc. Prior to joining Citizens, he was Vice President, Business Development at Century Communications Corp. from January 1999 to October 1999. He was Senior Vice President, Business Development at Centennial Cellular Corp. from June 1996 to January 1999 and held other officer positions with Centennial since November 1993.

JOHN H. CASEY, III has been associated with Citizens since November 1999. He is currently Executive Vice President of Citizens and President and Chief Operating Officer of our ILEC Sector. Previously he was Vice President of Citizens, President and Chief Operating Officer, ILEC Sector January 2002 to July 2002, Vice President and Chief Operating Officer, ILEC Sector February 2000 to January 2002 and Vice President, ILEC Sector December 1999 to February 2000. Prior to joining Citizens, he was Vice President, Operations from January 1995 to January 1997 and then Senior Vice President, Administration of Centennial Cellular until November 1999.

JEAN M. DISTURCO has been associated with Citizens since 1987. She was elected Senior Vice President, Human Resources in December 2002. Previously, she was Vice President, Human Resources since October 2001, Vice President, Compensation and Benefits since March 2001 and Director of Compensation from 1996 to March 2001.

JERRY ELLIOTT has been associated with Citizens since March 2002. He was elected Senior Vice President and Chief Financial Officer in December 2002. Previously, he was Vice President and Chief Financial Officer from March 2002 to December 2002. Prior to joining Citizens, he was Managing Director of Morgan Stanley's Communications Investment Banking Group from July 1998 to March 2002. Prior to joining Morgan Stanley, he was a partner with the law firm of Shearman & Sterling.

MICHAEL G. HARRIS has been associated with Citizens since December 1999. He was elected Senior Vice President, Engineering and New Technology in December 2002. Previously, he was Vice President, Engineering and New Technology from December 1999 to December 2002. Prior to joining Citizens, he was Senior Vice President, Engineering of Centennial Cellular from August 1991 to December 1999. He was also Senior Vice President, Engineering of Century Communications Corp. from June 1991 to October 1999.

EDWARD O. KIPPERMAN has been associated with Citizens since February 1985. He has served as Vice President, Tax since October 1991.

ROBERT J. LARSON has been associated with Citizens since July 2000. He was elected Senior Vice President and Chief Accounting Officer of Citizens in December 2002. Previously, he was Vice President and Chief Accounting Officer from July 2000 to December 2002. Prior to joining Citizens, he was Vice President and Controller of Century Communications Corp. from October 1994 to October 1999. He was also Vice President, Accounting and Administration of Centennial Cellular from March 1995 to October 1999.

DANIEL McCARTHY has been associated with Citizens since December 1990. He was elected President and Chief Operating Officer, Electric Lightwave in January 2002. Previously, he was President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001, Vice President, Citizens Arizona Energy from April 1998 to March 2001 and Vice President, Citizens Arizona Gas from February 1997 to April 1998.

L. RUSSELL MITTEN has been associated with Citizens since June 1990. He was elected Senior Vice President, General Counsel and Secretary in December 2002. Previously, he was Vice President, General Counsel and Secretary from September 2000 to December 2002. He was also Vice President, General Counsel and Assistant Secretary from June 1991 to September 2000. He was General Counsel from June 1990 to June 1991.

MICHAEL ZARRELLA has been associated with Citizens since December 1999. He was elected Vice President, Strategic Planning and Development in October 2000. Previously he was Director, Strategic Planning and Development from December 1999 to October 2000. Prior to joining Citizens, he was Group Vice President of Finance for Century Communications Corp. from June 1996 to December 1999 and Director, Financial Analysis from October 1990 to June 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

                           PRICE RANGE OF COMMON STOCK
Our Common Stock is traded on the New York Stock Exchange under the symbol CZN. The following table indicates the high and low prices per share during the periods indicated.

                                        2002                    2001
                                  ------------------    -----------------
                                   High        Low        High        Low
                                   ----        ---        ----        ---
           First Quarter          $11.30      $8.91      $15.88     $12.05
           Second Quarter         $11.52      $8.22      $15.00     $11.28
           Third Quarter          $ 8.80      $2.51      $13.10     $ 8.95
           Fourth Quarter         $10.99      $5.44      $11.53     $ 8.20

As of February 28, 2003, the approximate number of security holders of record of our Common Stock was 31,752. This information was obtained from our transfer agent.

                                    DIVIDENDS
The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors. Our Board of Directors discontinued the payment of dividends after the payment of the December 1998 stock dividend.

 RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None

Item 6.  Selected Financial Data
         -----------------------

($ in thousands, except per share amounts)                                  Year Ended December 31,
 ----------------------------------------               ---------------------------------------------------------------
                                                           2002           2001         2000          1999        1998
                                                        ------------- ------------ -----------   ----------- ------------
Revenue (1)                                              $2,669,332   $ 2,456,993   $1,802,358   $ 1,598,236  $ 1,448,588
Income (loss) from continuing operations before
  extraordinary expense and cumulative effect of         $ (822,976)  $   (63,926)  $  (40,071)  $   136,599  $    46,444
  changes in accounting principle (2)
Net income (loss)                                        $ (682,897)  $   (89,682)  $  (28,394)  $   144,486  $    57,060
Basic income (loss) per share of Common Stock
  from continuing operations before extraordinary expense
  and cumulative effect of changes in accounting
  principle (2)                                          $    (2.93)  $     (0.28)  $    (0.15)  $      0.53  $      0.18
Available for common shareholders per basic share        $    (2.43)  $     (0.38)  $    (0.11)  $      0.56  $      0.22
Available for common shareholders per diluted share      $    (2.43)  $     (0.38)  $    (0.11)  $      0.55  $      0.22
Stock dividends declared on Common Stock (3)                      -             -            -             -         3.03%

                                                                               As of December 31,
                                                        ---------------------------------------------------------------
                                                            2002         2001         2000        1999        1998
                                                        ------------- ------------ ----------- ----------- ------------
Total assets                                             $8,146,742  $ 10,553,600   $6,955,006   $ 5,771,745  $ 5,292,932
Long-term debt                                           $4,957,361  $  5,534,906   $3,062,289   $ 2,107,460  $ 1,775,338
Equity units                                             $  460,000  $    460,000   $        -   $         -  $         -
Shareholders' equity                                     $1,172,139  $  1,946,142   $1,720,001   $ 1,919,935  $ 1,792,771

(1) Represents revenue from continuing operations. Revenue from acquisitions contributed $569.8 million and $49.5 million for the years ended December 31, 2001 and 2000, respectively. Revenue from gas operations sold represented $218.8 million, $232.3 million, $175.4 million and $173.1 million in 2001, 2000, 1999 and 1998, respectively. Revenue from an electric operation sold represented $76.6 million, $94.3 million, $95.1 million, $78.7 million and $72.6 million in 2002, 2001, 2000, 1999 and
     1998, respectively.
(2) Extraordinary expense represents an extraordinary after tax expense of $43.6 million related to the discontinuance of the application of Statement of Financial Accounting Standards No. 71 to our local exchange telephone operations in 2001. The cumulative effect of changes in accounting principle represents write-off of ELI's goodwill of $39.8 million resulting from the adoption of Statement of Financial Accounting Standards No. 142 in 2002 and an after tax charge of $2.3 million at ELI in 1998 resulting from the adoption of Statement of Position 98-5.
(3)  Compounded annual rate of quarterly stock dividends.

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

     * The effects of competition from wireless, other wireline carriers (through Unbundled Network Elements (UNE), Unbundled Network Elements Platform (UNEP) or otherwise), high speed cable modems and cable telephony;

     *    The effects of general and local economic conditions on our revenues;

     *    Our  ability  to   effectively   manage  and  otherwise   monitor  our
          operations, costs, regulatory compliance and service quality;

     *    Our  ability  to  divest  our  remaining  public  utilities   services
          businesses and the effect of the timing of the divestitures on the capital expenditures we make with respect to such businesses;

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms attractive to our customers, and our ability to sell enhanced and data services;

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

     * The effects of increased pension and retiree medical expenses and related funding requirements;

     * The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other federal and state legislation and regulation, including changes in access charges and subsidy payments;

     * The effect of restructuring of portions of the telecommunications market;

     * The effects of possible state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate expiring union contracts, including the contract covering the Communications Workers of America members in Rochester that is scheduled to expire in January 2004; and

     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

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

(a)   Liquidity and Capital Resources
      -------------------------------

For the year ended December 31, 2002, we used cash flows from continuing operations, the proceeds from the sale of utility properties, cash and cash equivalents and investment balances to fund capital expenditures, interest payments and debt repayments. On January 15, 2002, we completed the sale of our water and wastewater operations for $859.1 million in cash plus the assumption by the buyer of $122.5 million of our debt and other liabilities. On November 1, 2002 we completed the sale of Kauai Electric division for $215.0 million in cash. The proceeds were used for general corporate purposes, including the repayment of outstanding indebtedness. As of December 31, 2002, we had cash and cash equivalents aggregating $393.2 million.

For the year ended December 31, 2002, our actual capital expenditures were $468.7 million, including $288.8 million for the ILEC segment, $12.0 million for the ELI segment (excluding the purchase of equipment previously under lease for $110.0 million in cash), $39.7 million for the public utilities services segments and $18.2 million for general capital expenditures.

We have budgeted approximately $333.6 million for our 2003 capital projects; including $275.0 million for the ILEC segment, $13.4 million for the ELI segment and $45.2 million for the public utilities segment. In the ordinary course of business, capital expenditures for the public utilities segment would increase the amount of assets that would be reflected on the balance sheet. However, most of the capital expenditures with respect to our public utilities segment during 2003 will be expensed as incurred instead of capitalized (see "Loss on Impairment" below and Note 28).

During 1995, ELI entered into a construction agency agreement and an operating lease agreement in connection with the construction of certain network facilities. On April 30, 2002, ELI purchased the facilities at the lease termination for $110.0 million in cash. Citizens had guaranteed all of ELI's obligations under this operating lease and provided the funds for the purchase.

We have an available shelf registration of $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of December 31, 2002. The expiration date for the facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of December 31, 2002, there were no outstanding advances under these facilities.

Tender Offer
------------
On May 16, 2002, we commenced a tender offer, at $0.70 per share, for all of the publicly held Class A common shares of ELI that we did not already own. The tender offer expired on June 17, 2002, at which time the shares tendered, combined with the ELI shares already owned by us, represented approximately 95.5% of total outstanding ELI Class A shares. On June 20, 2002, we completed a short-form merger in which ELI became our wholly owned subsidiary and each share of common stock not tendered was converted into a right to receive $0.70 in cash without interest. The total cost (including fees and expenses) of the tender was approximately $6.8 million.

Debt Reduction
--------------
For the year ended December 31, 2002, we retired an aggregate principal amount of $1.06 billion of debt. We intend to continue to reduce debt balances from the proceeds from the sale of our public service utilities and cash flows from continuing operations and may use current cash and cash equivalent balances. If the sale of our Arizona utility businesses to UniSource is completed, the sale agreement requires us to promptly redeem $111.8 million principal amount of industrial revenue bonds.

On January 7, 2002, we redeemed at par two of our outstanding 1991 series of industrial development revenue bonds, the $20.0 million 7.15% Mohave series and the $10.1 million 7.15% Santa Cruz series.

On January 31, 2002, we repaid approximately $76.9 million principal amount of debt from the Rural Utilities Service, Rural Telephone Bank and the Federal Financing Bank. We paid a premium of $0.5 million on these redemptions.

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

During the last three quarters of 2002, we executed a series of purchases in the open market of a number of our outstanding notes and debentures. The aggregate principal amount of notes and debentures purchased was $106.9 million and the purchases generated a pre-tax gain from the early extinguishment of debt at a discount of approximately $6.0 million. We may from time to time repurchase our debt in the open market.

During December 2002, we completed a tender offer with respect to our 6.80% Debentures due 2026 (puttable at par in 2003) and ELI's 6.05% Guaranteed Notes due 2004. As a result of the tender, $82.3 million and $259.4 million, respectively, of these securities were purchased and retired at a premium of $12.8 million in excess of the principal amount of the securities purchased.

Interest Rate Management
------------------------
In order to manage our interest rate risk exposure, we entered into five interest swap agreements in 2001 and 2002 with investment grade financial institutions. Each agreement covered a notional amount of $50.0 million. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. There are two interest rate swap agreements that were executed in 2001 that receive a 6.375% fixed rate until the swaps' termination date of August 15, 2004, and there are three swaps executed in 2002 that receive an 8.500% fixed rate until their termination date of May 15, 2006. The underlying variable rate on the swaps is set either in advance, in arrears or, as in the case of one agreement, based on each period's daily average six-month LIBOR. In connection with these swaps, the Company entered into a series of supplemental rate agreements which had the effect of setting the floating rate portion of the swaps in advance of the contractually agreed upon rate determination date.

The net effect of the two 2001 interest rate swaps and supplemental rate agreements was to reduce the effective interest rate on $100.0 million of fixed rate debt from 6.375% to 3.665% during 2002. The net effect of the three 2002 swaps and supplemental rate agreements was to reduce the effective interest rate on $150.0 million of fixed rate debt from 8.500% to 6.864% through November 15, 2002, the latest rate reset date. All swaps and associated supplemental rate agreements are accounted for under SFAS 133 as fair value hedges.

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2002 is as follows:

                                                          Less than                                After
($ in thousands)                              Total       1 year(2)   2-3 years    4-5 years      5 years
 --------------                            ----------    ----------   ---------    ---------    ----------
Long-term debt (See Note 10) (1)           $5,476,272    $ 58,911     $392,390     $885,023     $4,139,948

Operating leases (See Note 28)                157,975      26,790       41,152       34,578         55,455

Long-term contracts (See Note 28)             388,752     100,812      117,591       44,599        125,750

Equity Providing Preferred
   Income Convertible Securities
     (EPPICS)(See Note 16)                    201,250           -            -            -        201,250
                                          -----------    ---------    --------     --------     ----------

Total contractual cash obligations         $6,224,249    $186,513     $551,133     $964,200     $4,522,403
                                          ===========    =========    ========     ========     ==========

(1) Includes the debt portion of the equity units ($460.0 million) and the net present value of payments under capital leases ($135.2 million).
(2) If the sale of our Arizona utility business to UniSource is completed, we will redeem $111.8 million principal amount of long-term debt.

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

At December 31, 2002 the amount of our net worth as calculated pursuant to the credit facilities and the RTFC loan facility was $1.83 billion. In future periods, we may incur a reduction in shareholders' equity as a result of certain pension matters described under "Critical Accounting Policies and Estimates" or for other reasons. Although the potential amount of future reductions cannot currently be determined with certainty and assessments of the potential amounts require considerable assumptions, we believe that we will remain in compliance with all of our debt covenants.

Acquisitions
------------
In 1999 and 2000 we entered into several agreements to acquire telephone access lines. These transactions have been accounted for using the purchase method of accounting. The results of operations of the acquired properties have been included in our consolidated financial statements from the dates of acquisition of each property.

In 2000, we acquired from Verizon Communications Inc. approximately 317,500 telephone access lines for $948.2 million in cash, and we acquired from Qwest approximately 17,000 telephone access lines in North Dakota for approximately $38.0 million in cash.

On June 29, 2001, we purchased Frontier for approximately $3,373.0 million in cash.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. During 2001 we sold two of our natural gas operations and in 2002 we sold all of our water and wastewater treatment operations and one electric business (see Note 7 to Consolidated Financial Statements).

On January 15, 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities.

On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230.0 million in cash ($220.0 million if we close by July 28, 2003) subject to adjustments specified in the agreements (see Note 7 to Consolidated Financial Statements). The transaction, which is subject to regulatory and other customary approvals, is expected to close during the second half of 2003.

On October 31, 2002, we completed the sale of approximately 4,000 telephone access lines in North Dakota for approximately $9.7 million in cash.

On November 1, 2002, we completed the sale of our Kauai electric division for $215.0 million in cash.

On December 19, 2002, we entered into a definitive agreement to sell our Hawaiian gas division to K-1 USA Ventures, Inc. for $115.0 million in cash, subject to adjustments under the terms of the agreement. The transaction, which is subject to regulatory and other customary approvals, is expected to close during the fourth quarter of 2003.

Currently, we do not have an agreement to sell our Vermont electric division, but we continue to actively pursue a buyer. All our gas and electric assets (including Arizona gas and electric and Hawaii gas) and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale (see Note 4 to Consolidated Financial Statements). During the third quarter of 2002, we recognized a non-cash pre-tax impairment loss on these assets of $417.4 million. As discussed below under "Loss on Impairment" we will record additional impairment losses during 2003.

Discontinued operations in the consolidated statements of operations reflect the results of operations and the gain on sale of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with this business.

Discontinuation of SFAS 71
--------------------------
Prior to the 2000 and 2001 acquisitions, our incumbent local exchange telephone properties had been predominantly regulated following a cost of service/rate of return approach. Accordingly, we applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 in the preparation of our consolidated financial statements.

Currently, pricing for a majority of our revenues in our previously existing incumbent local exchange telephone properties is based upon price cap plans that limit prices to changes in general inflation and estimates of productivity for the industry at large or upon market pricing rather than on the specific costs of operating our business, a requirement for the application of SFAS 71. These trends in the deregulation of pricing and the introduction of competition are expected to continue. We intend to operate all of our properties as competitive enterprises, to meet competitive entry and maximize revenue by providing a broad range of products and services, such as data services. Many of these future services will not be regulated, further increasing the percentage of our revenue provided by our networks that is not based upon historical cost/rate of return regulation.

In the third quarter of 2001, we concluded based on the factors mentioned above, that the provisions of SFAS 71 were no longer applicable to our incumbent local exchange telephone properties (properties we owned prior to the acquisitions in 2000 and 2001).

As discussed further in Note 24 to Consolidated Financial Statements, in 2001 we recorded a non-cash extraordinary charge of $43.6 million net of tax in our statement of operations, to write-off regulatory assets and liabilities recorded on our balance sheet in the past. Based upon our evaluation of the pace of technological change that is estimated to occur in certain components of our rural telephone networks, we concluded that minor modifications in our asset lives were required for the major network technology assets. In accordance with the provisions of SFAS 101 and SFAS 121, we performed a test of the impairment of the property, plant and equipment accounts for our properties discontinuing SFAS 71 and based upon our expectations of future changes in sales volumes and prices and the anticipated rate of entry of additional competition into our markets, we concluded that an asset impairment was not warranted.

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

Our estimate of anticipated losses related to telecommunications bankruptcies is a "critical accounting estimate." We have significant on-going normal course business relationships with many telecom providers, some of which have filed for bankruptcy. We generally reserve approximately 95% of the net outstanding pre-bankruptcy balances owed to us and believe that our estimate of the net realizable value of the amounts owed to us by bankrupt entities is appropriate.

We  believe  that the  accounting  estimate  related  to asset  impairment  is a
"critical accounting estimate". With respect to ELI, the estimate is highly susceptible to change from period to period because it requires management to make significant judgments and assumptions about future revenue, operating costs and capital expenditures over the life of the property, plant and equipment (generally 5 to 15 years) as well as the probability of occurrence of the various scenarios and appropriate discount rates. Management's assumptions about ELI's future revenue, operating costs and capital expenditures as well as the probability of occurrence of these various scenarios require significant judgment because the CLEC industry is changing and because actual revenue, operating costs and capital expenditures have fluctuated dramatically in the past and may continue to do so in the future. The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. Although we believe it is unlikely that any significant changes to the useful lives of our tangible or intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could affect the carrying value of these assets and our future consolidated operating results. Our depreciation expense of the ELI segment will decrease substantially in future periods as a result of the impairment write down. With respect to our remaining gas and electric properties, our estimate is based upon expected future sales prices of these properties. (See Notes 4 and 7 to Consolidated Financial Statements).

In the third quarter 2002, we recognized a non-cash pre-tax loss on impairment of $656.7 million for the impairment of long-lived assets in the ELI sector and a total of $417.4 million of non-cash pre-tax losses on impairment in the gas and electric sectors. We determined that we may not be able to recover the previously recorded carrying value of ELI's property, plant, and equipment and therefore recorded the impairment charge accordingly. The gas and electric impairment is associated with the proposed sales of our Arizona gas and electric and Hawaiian gas properties at a price that was less than the book carrying value. We have also written down the value of our remaining utility to our estimate of net realizable sale price.

Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, our reporting unit is the ILEC segment. In determining fair value during 2002 we utilized two tests. One test utilized recent trading prices for completed ILEC acquisitions of similarly situated properties. A second test utilized current trading values for the Company's publicly traded common stock. We reviewed the results of both tests for consistency to insure that our conclusions were appropriate. Additionally, we utilized a range of prices to gauge sensitivity. Our tests determined that fair values exceeded book value. Unless economic conditions change significantly (i.e. we experience unanticipated declines in revenue, and or declines in both our stock price and ILEC property values) we do not believe that a charge for impairment is reasonably likely to occur in the near future.

Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates". Our pension and other post retirement benefits expenses are based upon a set of assumptions that include projections of future interest rates and asset returns. Actual results may vary from these estimates. If future market conditions cause either a decline in interest rates used to value our pension plan liabilities or reductions to the value of our pension plan assets we potentially could incur additional charges to our shareholder's equity at the end of 2003. Based upon market conditions existing at the end of February 2003, an additional charge of approximately $30 - $35 million would be required at the end of 2003 should market conditions remain unchanged.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosure relating to them.

New Accounting Pronouncements
-----------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment. We have no intangibles with indefinite useful lives other than goodwill and trade name. The amortization of goodwill and trade name ceased upon adoption of the statement on January 1, 2002. We were required to test for impairment of goodwill and other intangibles with indefinite useful lives as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 is recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of our adoption of SFAS 142, we recognized a transitional impairment loss related to ELI of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. We annually examine the carrying value of our goodwill and other intangibles with estimated useful lives to determine whether there are any impairment losses and have determined for the year ended December 31, 2002 that there was no impairment.

SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal or Long-Lived Assets." During the first quarter of 2002, we reassessed the useful life of our intangible assets with estimated useful lives and determined that no change was required. The impact of the adoption of SFAS No. 142 is discussed in Note 6 to Consolidated Financial Statements.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of adoption of SFAS 143.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS 121, for impairment of long-lived assets held and used and for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement on January 1, 2002.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 in the second quarter of 2002. During the year ended December 31, 2002, we recognized $32.3 million of gains from early debt retirement as other income. There were no similar types of retirements in 2001.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of the adoption of SFAS 146.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123. This statement is effective for fiscal years ending after December 15, 2002. We have adopted the expanded disclosure requirements of SFAS No. 148.

(b) Results of Operations
    ---------------------
                                     REVENUE

ILEC revenue is generated primarily through the provision of local, network access, long distance and data services. Such services are provided under either a monthly recurring fee or based on usage at a tariffed rate and is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

CLEC revenue is generated through local, long distance, data and long haul services. These services are primarily provided under a monthly recurring fee or based on usage at agreed upon rates and are not dependent upon significant judgments by management with the exception of the determination of a provision for uncollectible amounts and realizability of reciprocal compensation. CLEC usage based revenue includes amounts determined under reciprocal compensation agreements. While this revenue is governed by specific contracts with the counterparty, management defers recognition of portions of such revenue until realizability is assured. Revenue earned from long-haul contracts is recognized over the term of the related agreement.

Revenue from the provision of public utility services are recognized based on usage without significant judgments made by management with the exception of a provision for uncollectible accounts.

Consolidated revenue increased $212.3 million, or 9%, in 2002 and $654.6 million, or 36%, in 2001. The increase in 2002 was primarily due to $420.5 million of increased telecommunications revenue, largely due to the impact of the Frontier acquisition on June 29, 2001, partially offset by $195.0 million of decreased gas revenue largely due to the disposition of the Louisiana and Colorado gas operations and the disposition of the Kauai electric division. The increase in 2001 was primarily due to the impact of acquisitions in the ILEC sector as well as the pass-through to customers of the increased cost of gas offset by the disposition of the Louisiana and Colorado gas operations.

                TELECOMMUNICATIONS REVENUE

      ($ in thousands)                        2002                         2001                  2000
       --------------             ---------------------------    ----------------------------- ----------
                                   Amount    $ Change  % Change    Amount   $ Change  % Change  Amount
                                  ---------  ------------------- ---------  ------------------ ----------
    Access services              $  673,456  $ 108,786     19%   $  564,670  $ 182,136     48% $  382,534
    Local services                  869,907    196,587     29%      673,320    277,574     70%    395,746
    Long distance and data service  305,455     97,181     47%      208,274    101,612     95%    106,662
    Directory services              104,383     32,008     44%       72,375     34,951     93%     37,424
    Other                           109,704     34,290     45%       75,414     34,037     82%     41,377
                                   ---------  ---------          ----------  ----------        ----------
     ILEC revenue                 2,062,905    468,852     29%    1,594,053    630,310     65%    963,743
    ELI                             175,079    (48,312)   -22%      223,391    (17,401)    -7%    240,792
                                  ---------   ---------          ----------  ----------        ----------
                                 $2,237,984  $ 420,540     23%   $1,817,444  $ 612,909     51% $1,204,535
                                  =========   =========          ==========  ==========        ==========

Changes in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Historically, rural local telephone companies experienced steady growth in access lines because of positive demographic trends, steady rural local economies and little competition. In recent quarters many rural local telephone companies (including us) have experienced a loss of access lines primarily because of difficult economic conditions, increased competition from competitive wireline providers (including from Unbundled Network Elements), from wireless providers and from cable companies (currently with respect to broadband but which may in the future expand to cable telephony), and by some customers disconnecting second lines when they add DSL or cable modem service. We lost approximately 37,000 access lines during 2002 but added approximately 41,100 DSL subscribers during this period. The loss of lines during 2002 was equally weighted between residential and non-residential customers. The non-residential line losses were principally in Rochester, while the residential losses were throughout our markets. We expect to continue to lose access lines during 2003. A continued decrease in access lines, combined with continuing difficult economic conditions and increased competition, may cause our revenues to decrease in 2003.

Prior to 2002, we reported subscriber line charges (SLC) in both the access and local revenue categories. Beginning in the second quarter 2002, all SLC revenue is reported in the local services category. All prior periods have been conformed to this presentation. The average amount of SLC that was previously reported in access services is $22.9 million per quarter.

Access services revenue for the year ended December 31, 2002 increased $108.8 million, or 19%, as compared with the prior year period primarily due to the full year impact of Frontier of $92.4 million. Increases in subsidies of $20.3 million and non-switched access revenue of $12.5 million due to higher circuit sales were partially offset by a decrease in switched access revenue of $16.5 million primarily from the effect of tariff rate reductions effective as of July 1, 2002. Our subsidy revenues in 2003 are expected to be slightly lower than 2002.

Access services revenue for the year ended December 31, 2001 increased $182.1 million, or 48%, as compared with the prior year period primarily due to additional revenues of $159.1 million resulting from acquisitions. Growth in minutes of use, special access and subsidies revenue contributed $3.1 million, $17.9 million and $20.0 million, respectively. The increases were partially offset by $6.5 million from the effect of the FCC's CALLS mandate which reduced access charges paid by long distance companies and $7.3 million in rate decreases in effect as of July 1, 2001. Access services revenue in 2001 also includes a reclassification of $13.9 million in revenue that was classified as local services revenue in 2000.

Local services revenue for the year ended December 31, 2002 increased $196.6 million, or 29%, as compared with the prior year period primarily due to the full year impact of Frontier of $184.8 million. Increases of $8.0 million in enhanced services for feature packages and $12.5 million from SLC were partially offset by an $8.6 million decrease resulting from rate changes and line losses. Although we continue to increase our penetration of enhanced services, in current economic conditions the rate of increase in sales is lower than in prior periods and we expect this trend to continue. Local services revenue for the year ended December 31, 2001 increased $277.6 million, or 70%, as compared with the prior year period primarily due to acquisitions, which contributed $260.9 million and growth in enhanced services of $8.1 million. Local services revenue in 2001 also reflects a reduction for the reclassification of $13.9 million in revenue that was classified as access revenue in 2000.

Long distance and data services revenue for the year ended December 31, 2002 increased $97.2 million, or 47%, as compared with the prior year period primarily due to the full year impact of Frontier of $72.4 million, $13.7 million growth related to data and dedicated circuits and growth in long distance services of $11.0 million. The rate of increases in our data and long distance revenues has been slowing recently because of economic conditions and intense competition in some of our markets. We expect these factors will continue to affect our long distance and data services revenues during 2003. Long distance and data services revenue for the year ended December 31, 2001 increased $101.6 million, or 95%, as compared with the prior year period primarily due to the impact of acquisitions of $78.2 million, principally the long-distance and data revenue associated with Frontier, which contributed $74.1 million. Growth in data and dedicated circuits of $14.9 million and growth in long distance services of $7.7 million also contributed to the increase.

Directory services revenue for the year ended December 31, 2002 increased $32.0 million, or 44%, as compared with the prior year period primarily due to the full year impact of Frontier of $30.0 million and growth in yellow pages advertising revenue of $2.0 million. Directory services revenue for the year ended December 31, 2001 increased $35.0 million, or 93%, as compared with the prior year period primarily due to the impact of acquisitions, which contributed $33.2 million, and growth of $1.8 million.

Other revenue for the year ended December 31, 2002 increased $34.3 million, or 45%, as compared with the prior year period primarily due to the full year impact of Frontier of $32.8 million. Other revenue for the year ended December 31, 2001 increased $34.0 million, or 82%, as compared with the prior year period primarily due to the impact of acquisitions of $38.4 million, partially offset by a decrease in miscellaneous revenue categories.

ELI revenue for the years ended December 31, 2002 and 2001 decreased $48.3 million, or 22% and $17.4 million, or 7%, respectively, primarily due to lower reciprocal compensation minutes and prices, a decline in Integrated Service
Digital Network (ISDN) services due to less demand from internet service providers and lower demand and prices for long haul services. The decrease in 2001 was also attributable to the expiration of a material data services contract in February 2001. ELI has experienced eight consecutive quarters of declining revenue.

                            GAS AND ELECTRIC REVENUE

   ($ in thousands)
    --------------                     2002                         2001                 2000
                         -----------------------------  ------------------------------- ----------
                          Amount    $ Change  % Change   Amount    $ Change  % Change    Amount
                         --------- -------------------  ---------- -------------------- ----------
    Gas revenue          $ 216,517  $ (195,017)  -47%   $ 411,534   $ 36,783     10%    $ 374,751
    Electric revene      $ 214,831  $  (13,184)   -6%   $ 228,015   $  4,943      2%    $ 223,072

Gas revenue for the year ended December 31, 2002 decreased $195.0 million, or 47%, as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by higher purchased gas costs passed on to consumers. Gas revenue for the year ended December 31, 2001 increased $36.8 million, or 10%, as compared with the prior year period primarily due to higher purchased gas costs passed on to customers and increased consumption partially offset by decreased revenue due to the sale of our Louisiana and Colorado gas operations. Included in gas revenue for 2001 and 2000 is approximately $218.8 million and $232.3 million, respectively, of revenue from our Louisiana and Colorado gas operations that ceased upon the sale of those operations on July 2, 2001 and November 30, 2001, respectively. Under tariff provisions, the cost of our gas purchases are primarily passed on to customers.

Electric revenue for the year ended December 31, 2002 decreased $13.2 million, or 6%, as compared with the prior year period primarily due to the sale of our Kauai electric division partially offset by increased unit sales and the effect of a rate increase approved in Vermont on July 15, 2002. Electric revenue for the year ended December 31, 2001 increased $4.9 million, or 2%, as compared with the prior year period primarily due to customer growth and increased consumption due to warmer weather conditions. Included in electric revenue for 2002, 2001 and 2000 is approximately $76.2 million, $94.3 million and $95.1 million, respectively, of revenue for our Kauai electric operation that ceased upon its sale on November 1, 2002. Under tariff provisions, the cost of our electric energy and fuel oil purchases are primarily passed on to customers.

                                COST OF SERVICES

      ($ in thousands)                        2002                           2001                2000
       --------------             -----------------------------  ----------------------------- ---------
                                   Amount   $ Change   % Change   Amount    $ Change  % Change  Amount
                                  --------- -------------------  ---------- ------------------ ---------
      Network access              $ 235,462  $  41,368     21%   $ 194,094   $ 55,924     40%  $ 138,170
      Gas purchased                 122,915   (159,146)   -56%     282,061     52,523     23%    229,538
      Electric energy and fuel
        oil purchased               118,543     (4,680)    -4%     123,223      9,258      8%    113,965
                                  ---------  ---------          ----------  ----------         ---------
                                  $ 476,920  $(122,458)   -20%   $ 599,378   $117,705     24%  $ 481,673
                                  =========  =========          ==========  ==========         =========

Network access expenses for the year ended December 31, 2002 increased $41.4 million, or 21%, as compared with the prior year period primarily due to the full year impact of Frontier of $41.3 million and increased costs of $16.6 million in the ILEC sector, partially offset by decreased costs of $16.5 million in ELI as a result of decreases in demand.

Network access expenses for the year ended December 31, 2001 increased $55.9 million, or 40%, as compared with the prior year period primarily due to the impact of acquisitions and increased circuit expense associated with additional data product introductions partially offset by a reduction in long distance access expense related to rate changes in the ILEC sector and reduced network access expenses at ELI.

Gas purchased for the year ended December 31, 2002 decreased $159.1 million, or 56%, as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas due to higher commodity pricing. Gas purchased for the year ended December 31, 2001 increased $52.5 million, or 23%, as compared with the prior year period primarily due to higher purchased gas costs partially offset by decreased gas purchased due to the sale of our Louisiana and Colorado gas operations. Included in gas purchased for 2001 and 2000 is approximately $173.3 million and $151.4 million, respectively, of gas purchased by our Louisiana and Colorado gas operations that ceased upon the sale of those operations on July 2, 2001 and November 30, 2001, respectively.

Electric energy and fuel oil purchased for the year ended December 31, 2002 decreased $4.7 million, or 4%, as compared with the prior year period primarily due to the sale on November 1, 2002 of Kauai electric partially offset by increased purchased power costs. Included in electric energy and fuel oil purchased for 2002, 2001 and 2000 is approximately $27.5 million, $37.9 million and $37.9 million, respectively, of electricity purchased by our Kauai electric operation that ceased upon its sale on November 1, 2002.

Electric energy and fuel oil purchased for the year ended December 31, 2001 increased $9.3 million, or 8%, as compared with prior year period primarily due to higher purchased power prices, customer growth and increased consumption due to warmer weather conditions. Gas, electric energy and fuel oil purchased excludes amounts deferred for future recovery in rates.

In Arizona, power costs charged by our supplier were in excess of the rates we charged our customers by approximately $123.6 million through December 31, 2002. We believe that we are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause that was approved by the Arizona Corporation Commission and has been in place for several years. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that our unrecovered power costs, plus interest, be recovered over a seven-year period. As a result, we deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. This balance was effectively reduced by the public service impairment charge recorded during the third quarter of 2002 which reduced the net assets of these businesses to their estimated sale value (See Note 4 to Consolidated Financial Statements). In January 2003, the Commission agreed to consolidate this matter with the application for approval of the sale of our Arizona electric property.

                            OTHER OPERATING EXPENSES

    ($ in thousands)                              2002                          2001                 2000
     --------------                  ------------------------------  ----------------------------- ---------
                                      Amount    $ Change   % Change   Amount    $ Change  % Change  Amount
                                     ---------  -------------------  ---------- ------------------ ----------
    Operating expenses               $  762,053   $ 22,931      3%   $ 739,122  $ 101,919     16%  $ 637,203
    Taxes other than income taxes       131,258     15,448     13%     115,810     15,709     16%    100,101
    Sales and marketing                 109,044     12,266     13%      96,778     22,156     30%     74,622
                                     ----------   ---------          ---------- ----------         ---------
                                     $1,002,355   $ 50,645      5%   $ 951,710  $ 139,784     17%  $ 811,926
                                     ==========   =========          ========== ==========         =========

Operating expenses for the year ended December 31, 2002 increased $22.9 million, or 3%, as compared with prior year period primarily due to increased operating expenses related to the full year impact of Frontier of $149.9 million partially offset by increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors, and decreased operating expenses in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively. The increase was also offset by the fact that there were no acquisition assimilation costs in 2002 compared to $21.4 million of such costs in 2001. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will increase from $4.3 million in 2002 to approximately $13.0 - $15.0 million in 2003 and that a contribution to our pension plans will be required in 2003 in an amount currently estimated at $16.0 - $18.0 million. In addition, as medical costs increase the costs of our retiree medical obligations also increase. Our retiree medical costs for 2002 were $15.1 million and our current estimate for 2003 is approximately $15 - $16 million.

Operating expenses for the year ended December 31, 2001 increased $101.9 million, or 16%, as compared with the prior year period primarily due to the impact of acquisitions. The increase was partially offset by decreased operating expenses at ELI primarily due to a reduction in personnel, decreased operating expenses in the gas sector primarily due to the sale of the Louisiana and Colorado gas operations and a decrease in compensation expense related to variable stock plans.

In future periods, compensation expense related to variable stock plans may be materially affected by our stock price. A $1.00 change in our stock price impacts compensation expense by approximately $1.0 million. There was no material impact for the year ended December 31, 2002.

Taxes other than income taxes for the year ended December 31, 2002 increased $15.4 million, or 13%, as compared to prior year period primarily due to the full year impact of Frontier of $25.6 million partially offset by decreased payroll taxes in the ILEC sector related to workforce reductions and decreased taxes in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively. Taxes other than income for the year ended December 31, 2001 increased $15.7 million, or 16%, as compared to prior year period primarily due to the impact of acquisitions.

Sales and marketing expenses for the year ended December 31, 2002 increased $12.3 million, or 13%, as compared to prior year period primarily due to the full year impact of Frontier of $22.2 million, partially offset by decreased sales and marketing in the ELI sector of $10.0 million, primarily due to a reduction in personnel and related costs. Sales and marketing expenses for year ended December 31, 2001 increased $22.2 million, or 30%, as compared to prior year period primarily due to the impact of acquisitions and increased telemarketing costs in the telecommunications sector.

                       DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)                2002                         2001                  2000
       --------------       ---------------------------  ----------------------------- ---------
                             Amount   $ Change % Change   Amount    $ Change  % Change  Amount
                            --------- -----------------  ---------- ------------------ ---------
      Depreciation expense  $ 630,113 $ 141,156    29%   $ 488,957  $ 118,838     32%  $ 370,119
      Amortization expense    125,409   (17,970)  -13%     143,379    125,891    720%     17,488
                            --------- ---------          ---------- ----------         ---------
                            $ 755,522 $ 123,186    19%   $ 632,336  $ 244,729     63%  $ 387,607
                            ========= =========          ========== ==========         =========

Depreciation expense for the year ended December 31, 2002 increased $141.2 million, or 29%, as compared to prior year period primarily due to the full year impact of Frontier of $82.6 million and increased depreciation of $35.6 million at ELI. The increase at ELI was primarily due to the purchase of $110.0 million of previously leased facilities in April 2002 and changes in our estimates of the depreciable lives as of June 2002 offset by a decrease related to the ELI impairment charge recognized during the third quarter of 2002. As a result of the ELI impairment, we expect 2003 depreciation and amortization expense to decline 10% - 15%.

Depreciation expense for the year ended December 31, 2001 increased $118.8 million, or 32%, as compared to prior year period primarily due to the impact of acquisitions of $119.1 million and $22.0 million of accelerated depreciation related to the change in useful lives of our accounting and human resource systems and our Plano, Texas office building, furniture and fixtures. Higher property, plant and equipment balances in the telecommunications and ELI sectors also contributed to the increase. The increases were partially offset by decreased depreciation expense related to our classifying our gas and electric sectors as "assets held for sale" which requires us to cease depreciating these assets. Such depreciation expense would have been an additional $50.8 million for the year ended December 31, 2001. The increase is also offset by $17.4 million in the prior year period of accelerated depreciation related to the change in useful life of an operating system in the telecommunications sector.

Amortization expense for the year ended December 31, 2002 decreased $18.0 million, or 13%, as compared to the prior year period primarily due to the fact that we ceased amortization of goodwill and trade name related to our previous acquisitions as of January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of ELI's adoption of SFAS 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002. For the year ended December 31, 2001 amortization expense included $91.2 million of goodwill and trade name amortization. This decrease was offset by the impact of additional amortization of customer base of Frontier of $47.6 million and $24.1 million in 2002 and 2001, respectively. Amortization expense for the year ended December 31, 2001 increased $125.9 million as compared to prior year period primarily due to amortization of intangibles related to acquisitions.

           RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES


($ in thousands)                                   2002                         2001              2000
 --------------                      ---------------------------  ----------------------------- ---------
                                      Amount   $ Change % Change   Amount    $ Change  % Change  Amount
                                     --------- -----------------  ---------- ------------------ ---------
Reserve for telecommunications
  bankruptcies                       $ 10,880  $ (10,320)   -49%   $ 21,200   $ 21,200    100%    $    -
Restructuring and other expenses     $ 37,186  $  17,859     92%   $ 19,327   $ 19,976   3078%    $ (649)

During the second quarter 2002, we reserved approximately $21.6 million of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. The $21.6 million charge was partially offset by reversals in our Global reserve as discussed below.

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29.0 million of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a write-down of such receivables in the amount of $7.8 million in the first quarter 2002 and $21.2 million in the fourth quarter of 2001. In 2002, as the result of a settlement agreement with Global, we reversed $17.9 million of our previous reserve of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. Although some of these arrangements have continued after the bankruptcy filing, we are in the process of changing some services and functions to provide them ourselves. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

Restructuring and other expenses for the year ended December 31, 2002 primarily consist of $33.0 million related to reductions in personnel at our telecommunications operations, costs that were spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6.8 million related to our tender offer in June 2002 for all of the ELI common shares that we did not already own. These costs were partially offset by a $2.8 million reversal of a 2001 ELI accrual discussed below.

     Plano Restructuring
     Pursuant to a plan adopted in the third quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $14.6 million in the second half of 2001, $0.8 million in the first quarter of 2002 and we adjusted our accrual down by $0.1 million and $0.6 million in the second and third quarter of 2002, respectively. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We sold our Plano office building in 2003. The restructuring resulted in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees were relocated whereas others were offered severance, job training and/or outplacement counseling. As of December 31, 2002, approximately $14.7 million had been paid and all affected employees had been terminated. The restructuring expenses primarily consist of severance benefits, retention payments earned through December 31, 2002, and other planning and communication costs.

     Sacramento Call Center Restructuring
     In April 2002, we closed our Sacramento Customer Care Center. In connection with this closing, we recorded a pre-tax charge of $0.7 million in the fourth quarter of 2001, and $0.1 million and $9,000 in the first and second quarters of 2002, respectively. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the elimination of 98 employees. We communicated with all affected employees during November 2001. As of December 31, 2002, approximately $0.8 million was paid, all affected employees were terminated and no accrual remained.

     ELI Restructuring
     In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4.2 million of termination fees which were accrued for but not paid at December 31, 2001. During 2002, ELI adjusted its original accrual down by $2.8 million due to the favorable settlements of termination charges for off-net circuit agreements. As of December 31, 2002, $1.4 million has been paid and no accrual remained.

                  LOSS ON IMPAIRMENT

            ($ in thousands)         2002      2001     2000
             --------------      ----------  -------  --------
                                    Amount    Amount   Amount
                                 ----------  -------  --------
            Loss on impairment   $1,074,058   $  -     $  -

In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656.7 million related to property, plant and equipment in the ELI sector and $417.4 million related to the gas and electric sector assets held for sale. Our assessment of impairment for ELI was a result of continued losses at ELI and continued actual revenue declines in excess of projected revenue declines. The gas and electric sector impairments are associated with the proposed sale of our Arizona and Hawaiian gas and electric properties at prices that are less than the previous carrying values and the write down of our remaining utility to our estimate of net realizable sales price. Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process quickly in order to focus on our core telecommunications operations and raise money to further reduce debt, in the third quarter of 2002 we made a strategic decision to accept proceeds less than carrying values rather than continue to market these properties for higher prices (See Critical Accounting Policies and Estimates above).

We expect to incur additional impairment losses during 2003 with respect to our public utility properties. These properties are carried at our estimates of net realizable values. Under the terms of the definitive agreements relating to the sale of our Arizona and Hawaiian properties, most of the capital expenditures we will make during 2003 for these properties will not be recovered. As a result, the amount of these expenditures (currently estimated at $28 million through the expected closing dates) will be expensed as incurred and not capitalized. These expenditures are of a normal recurring nature and are necessary to provide safe, reliable utility service to customers. We generally do not enter into firm, committed contracts for such activities. If the closing dates for the sales of our Arizona and Hawaiian properties actually occur later than the currently expected dates, the actual amount of capital expenditures expensed will exceed this estimate.

       INVESTMENT AND OTHER INCOME (LOSS), NET / GAIN ON SALE OF ASSETS /
            MINORITY INTEREST / INTEREST EXPENSE / INCOME TAX BENEFIT

     ($ in thousands)                               2002                             2001               2000
      --------------                  ------------------------------  -------------------------------- ---------
                                        Amount   $ Change  % Change    Amount      $ Change  % Change  Amount
                                      ---------  ------------------   ----------- ------------------- ---------
     Investment income (loss), net    $ (98,359)  $ (35,951)    58%   $ (62,408)   $ (67,144) -1418%  $  4,736
     Other income (loss), net         $  15,806   $  18,939    605%   $  (3,133)   $  (1,747)   126%  $ (1,386)
     Gain on sale of assets           $   9,798   $(129,506)   -93%   $ 139,304    $ 139,304    100%  $      -
     Minority interest                $       -   $       -      0%   $       -    $ (12,222)  -100%  $ 12,222
     Interest expense                 $ 471,296   $  91,970     24%   $ 379,326    $ 191,960    102%  $187,366
     Income tax benefit               $(414,874)  $(400,069)  2702%   $ (14,805)   $   1,327     -8%  $(16,132)

Investment loss for the year ended December 31, 2002 increased $36.0 million, or 58%, as compared to prior year period primarily due to the recognition of a $95.3 million loss, resulting from an other than temporary decline in the value of our investment in Adelphia Communications Corp. (Adelphia), an increase of $16.3 million compared to the loss of $79.0 million recorded on our Adelphia investment in 2001. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock. We also recognized during 2002 a loss of $16.4 million resulting from an other than temporary decline in the value of our investment in D & E Communications, Inc.

Investment income for the year ended December 31, 2001 decreased $67.1 million as compared to the prior year period primarily due to the recognition of a $79.0 million loss resulting from a decline in value of our Adelphia investment. The decrease was partially offset by increased income from higher money market balances resulting from the temporary investment of proceeds from debt issuances.

Other income, net for the year ended December 31, 2002 increased $18.9 million as compared to prior year period primarily due to $26.3 million of income from the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. During 2002, we executed a series of purchases in the open market of our outstanding notes and debentures that generated a pre-tax gain from the early extinguishment of debt of approximately $6.0 million, which also contributed to the increase. The increase was partially offset by the $12.8 million cost for a tender offer completed in December 2002 with respect to our 6.80% Debentures due 2026 (puttable at par in 2003) and ELI's 6.05% Guaranteed Notes due 2004. Other loss, net increased $1.7 million in 2001 primarily due to a decrease in miscellaneous income and capitalized interest.

Gain on sale of assets for the year ended December 31, 2002 represents the gain recognized from the sale of our Kauai electric division on November 1, 2002 as well as an adjustment of the gain on the 2001 sale of our Louisiana gas operation. Gain on sale of assets for the year ended December 31, 2001 represents the initial gain on the sale of the Louisiana gas operation to Atmos Energy Corporation on July 2, 2001. The gain recognized on our water sale is classified in discontinued operations.

Minority interest represents the former minority shareholders' share of ELI's net loss. Subsequent to ELI's public offering, we recorded minority interest on our income statement and reduced minority interest on our balance sheet by the amount of the former minority interests' share of ELI's losses. As of June 30, 2000, the minority interest on the balance sheet had been reduced to zero, therefore, from that point going forward, we discontinued recording minority interest income on our statement of operations.

Interest expense for 2002 increased compared to 2001 primarily because of the full year impact of $3.5 billion of notes, $460.0 million of equity units and $200.0 million of Rural Telephone Finance Cooperative notes issued during 2001 to refinance debt incurred in connection with our acquisitions, and higher amortization of debt issuance costs. These increases were partially offset by the repayment of bank debt and repurchases of debt described under "Liquidity and Capital Resources - Debt Reduction." During the year ended December 31, 2002, we had average long-term debt outstanding excluding our equity units of $5.2 billion compared to $4.3 billion during the year ended December 31, 2001. Our composite average borrowing rate for the year ended December 31, 2002 as compared with the year ended December 31, 2001 was 53 basis points higher, increasing from 7.34% to 7.87% due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Interest expense increased for 2001 compared to 2000 primarily because of the issuance of the securities described in the preceding paragraph, borrowings under bank facilities and higher amortization of debt issuance costs. During the year ended December 31, 2001, we had average long-term debt outstanding excluding our equity units of $4.3 billion compared to $2.6 billion during the year ended December 31, 2000. Our composite average borrowing rate paid for the year ended December 31, 2001 as compared with the year ended December 31, 2000 was 49 basis points higher, increasing from 6.85% to 7.34%, due to the impact of higher interest rates on our new borrowings.

Income tax benefit for the year ended December 31, 2002 increased $400.1 million as compared with prior year period primarily due to changes in taxable income
(loss). Income tax benefit for the year ended December 31, 2001 decreased $1.3 million, or 8%, as compared with prior year period primarily due to changes in taxable income (loss) and the write-off of regulatory assets related to our sale of our Louisiana gas operations. The estimated annual effective tax rate for 2002 is 33.7% as compared with an effective tax rate of 20.4% for 2001.

                             DISCONTINUED OPERATIONS

($ in thousands)                                 2002                         2001                  2000
 --------------                     -----------------------------  ------------------------------  ---------
                                     Amount   $ Change   % Change   Amount     $ Change  % Change   Amount
                                    --------- -------------------  ---------- -------------------  ---------
Revenue                             $  4,650  $ (112,218)   -96%   $ 116,868   $ 11,666     11%   $ 105,202
Operating income (loss)             $   (415) $  (37,626)  -101%   $  37,211   $  9,796     36%   $  27,415
Income (loss) from discontinued
  operations, net of tax            $ (1,478) $  (19,353)  -108%   $  17,875   $  6,198     53%   $  11,677
Gain on disposal of water segment,
  net of tax                        $181,369  $  181,369    100%   $       -   $      -      0%   $       -

Revenue, operating income (loss) and income (loss) from discontinued operations, net of tax, for the year ended December 31, 2002 decreased as compared with the prior year period due to the sale of our water and wastewater businesses in January 2002. On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The gain on the disposal of the water segment, net of tax was $181.4 million.

                              EXTRAORDINARY EXPENSE

($ in thousands)                                   2002      2001     2000
 --------------                                  ----------------------------
                                                  Amount    Amount    Amount
                                                 --------- --------  ---------
Extraordinary expense - discontinuation of
  Statement of Financial Accounting Standards
  No. 71, net of tax                              $   -     $ 43,631   $  -

Extraordinary expense - discontinuation of Statement of Financial Accounting Standards No. 71, net of tax, of $43.6 million for the year ended December 31, 2001, relates to the write off of regulatory assets and liabilities previously recognized under SFAS 71. Deregulation of most of our local exchange telephone properties required us to cease application of SFAS 71 in the third quarter, resulting in a non-cash extraordinary charge of $43.6 million, net of tax, in our statement of operations. See discussion in Note 24 of Consolidated Financial Statements.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long term debt and capital lease obligations. The long-term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates; variable rate debt is refinanced when advantageous. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2002, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we entered into five interest swap agreements in 2001 and 2002 with investment grade financial institutions. Each agreement covered a notional amount of $50.0 million. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. There are two interest rate swap agreements that were executed in 2001 that receive a 6.375% fixed rate until the swaps' termination date of August 15, 2004, and there are three swaps executed in 2002 that receive an 8.500% fixed rate until their termination date of May 15, 2006. The underlying variable rate on the swaps is set either in advance, in arrears or, as in the case of one agreement, based on each period's daily average six-month LIBOR. In connection with these swaps, the Company entered into a series of supplemental rate agreements which had the effect of setting the floating rate portion of the swaps in advance of the contractually agreed upon rate determination date.

The net effect of the two 2001 interest rate swaps and supplemental rate agreements was to reduce the effective interest rate on $100.0 million of fixed rate debt from 6.375% to 3.665% during 2002. The net effect of the three 2002 swaps and supplemental rate agreements was to reduce the effective interest rate on $150.0 million of fixed rate debt from 8.500% to 6.864% through November 15, 2002, the latest rate reset date. All swaps and associated supplemental rate agreements are accounted for under SFAS 133 as fair value hedges.

Sensitivity analysis of interest rate exposure
At December 31, 2002, the fair value of our long-term debt and capital lease obligations excluding our equity units was estimated to be approximately $5.4 billion, based on our overall weighted average borrowing rate of 8.0% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity since December 31, 2001. The overall weighted average interest rate has increased by approximately 37 basis points. A hypothetical increase of 80 basis points in our weighted average interest rate (10% of our overall weighted average borrowing rate) would result in an approximate $272.3 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices is minimal and relates primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio consists of equity securities (principally common stock) of D&E Communications, Inc. and Hungarian Telephone and Cable Corp.

As of December 31, 2002, we owned 3,059,000 shares of Adelphia common stock. As a result of Adelphia's price declines and filing for bankruptcy, we recognized losses of $95.3 million and $79.0 million on our investment for the years ended December 31, 2002 and 2001, respectively, as the declines were determined to be other than temporary. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

As of December 31, 2002, we owned 1,333,500 shares of D & E Communications common stock. As the result of an other than temporary decline in D & E's stock price, we recognized a loss of $16.4 million on our investment for the year ended December 31, 2002.

Sensitivity analysis of equity price exposure
At December 31, 2002, the fair value of the equity portion of our investment portfolio was estimated to be $29.8 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $3.0 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage well-defined commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at December 31, 2002, a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of December 31, 2002. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

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

The following documents are filed as part of this Report:

          1.   Financial Statements, See Index on page F-1.

          2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None
                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 13, 2003 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002. See "Executive Officer of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 13, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of Citizens Communications Company are authorized for issuance.

                                     (a)                       (b)                            (c)
                                                                                 Number of securities remaining
                           Number of securities to       Weighted-average        available for future issuance
                           be issued upon exercise      exercise price of       under equity compensation plans
                           of outstanding options,     outstanding options,    (excluding securities reflected in
     Plan category           warrants and rights       warrants and rights                column (a))
------------------------- --------------------------  ----------------------- -------------------------------------

Equity compensation
plans approved by
security holders                      23,051,350                  $ 11.80                             7,515,751

Equity compensation
plans not approved
by security holders                            -                        -                                     -

                          --------------------------  ----------------------- -------------------------------------
         Total                        23,051,350                  $ 11.80                             7,515,751
                          ==========================  ======================= =====================================

See Note 18 to Consolidated Financial Statements for information regarding the material features of the above plans.

The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 13, 2003.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held May 13, 2003.

Item 14.  Controls and Procedures
          -----------------------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

During the fourth quarter of 2002 we became aware of irregularities involving payments made by certain of our public utilities operations for services or benefits that we did not receive. The payments do not involve our current operations in Arizona, Vermont, or Hawaii. With the assistance of forensic specialists, outside auditors, and counsel, we investigated these irregularities and identified a total of $7.8 million that had been embezzled from the Company. These payments were reflected in our financial statements as charges to earnings (primarily during 2002). The U.S. Government has recovered approximately $6.0 million (which we believe will be turned over to us) and we believe that most of the remaining funds outstanding will be reimbursed by insurance.

We presented the results of our most recent evaluation to our independent auditors, KPMG LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are adequate to insure the clarity and material completeness of our disclosure in our periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls, which could significantly affect our ability to record, process, summarize and report financial data. As a result of the matters described in the preceding paragraph, during 2002 we made changes to our internal controls, procedures and policies relating to our public services sector.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

          (a)  List of Documents Filed as a Part of This Report:

               (1)  Index to Consolidated Financial Statements:

                    Independent Auditors' Report

                    Consolidated balance sheets as of December 31, 2002 and 2001

                    Consolidated statements of operations for the years ended
                      December 31, 2002, 2001 and 2000

                    Consolidated statements of shareholders' equity for the
                      years ended December 31, 2002, 2001 and 2000

                    Consolidated statements of comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000

                    Consolidated statements of cash flows for the years ended
                      December 31, 2002, 2001 and 2000

                    Notes to consolidated financial statements

               (2)  Index to Financial Statement Schedules:

                    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

               (3)  Index to Exhibits:

Exhibit
  No.          Description
-------        -----------
3.200.1        Restated Certificate of Incorporation of Citizens  Communications
               Company,  as restated May 19, 2000  (incorporated by reference to
               Exhibit 3.200.1 to the Registrant's Quarterly Report on Form 10-Q
               for the six months ended June 30, 2000, File No. 001-11001).
3.200.2        By-laws of Citizens  Communications  Company, with all amendments to March 22, 2002  (incorporated by reference to Exhibits 3.1 and
               3.2 to the  Registrants  Form 8-K filed March 22, 2002,  File No.
               001-11001).
3.200.3        Amendment  to the  By-laws  of  Citizens  Communications  Company
               (effective July 30, 2002).
4.100.1        Certificate of Trust of Citizens Communications Trust dated as of
               April 27, 2001  (incorporated  by reference to Exhibit 4.5 of the
               Registrant's  Amendment  No.1  to  Form  S-3  filed  May 7,  2001
               (Registration No. 333-58044).
4.100.2        Trust  Agreement of Citizens  Capital  Trust I, dated as of April
               27,  2001  (incorporated  by  reference  to  Exhibit  4.6  of the
               Registrant's  Amendment  No.1  to  Form  S-3  filed  May 7,  2001
               (Registration No. 333-58044).
4.100.3        Form of 2006 Note  (incorporated  by  reference to Exhibit 4.3 of the  Registrant's  Current  Report  on Form 8-K  filed on May 24,
               2001, File No. 001-11001).
4.100.4        Form of 2011 Note  (incorporated  by  reference to Exhibit 4.4 of the  Registrant's  Current  Report  on Form 8-K  filed on May 24,
               2001, File No. 001-11001).
4.100.5        Warrant  Agreement,  dated as of June 19, 2001,  between Citizens
               Communications  Company and The Chase  Manhattan Bank, as Warrant
               Agent   (incorporated   by   reference  to  Exhibit  4.1  of  the
               Registrant's  Current  Report on Form 8-K filed on May 24,  2001,
               File No. 001-11001).
4.100.6        Form of  Senior  Note  due 2006  (incorporated  by  reference  to
               Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).

4.100.7        Form  of  Equity  Unit   (included   in  the  Warrant   Agreement
               incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.100.8 Form of Treasury Equity Unit (included in the Warrant Agreement incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.100.9 Form of Senior Notes due 2004, due 2008 and due 2031 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
4.200.1        First  Supplemental  Indenture  dated  as of  January  15,  1996, between Citizens Utilities Company and Chemical Bank, as indenture trustee (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.2 5% Convertible Subordinated Debenture due 2036 (contained as Exhibit A to Exhibit 4.200.2), (incorporated by reference to
               Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.3 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust (incorporated by reference to
               Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.4 Convertible Preferred Security Certificate (contained as Exhibit A-1 to Exhibit 4.200.4), (incorporated by reference to Exhibit
               4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.5 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P. (incorporated by reference to Exhibit 4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.6 Partnership Preferred Security Certificate (contained as Annex A to Exhibit 4.200.6), (incorporated by reference to Exhibit
               4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.7 Convertible Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee (incorporated by reference to Exhibit
               4.200.8 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.8 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee (incorporated by reference to Exhibit
               4.200.9 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.9 Letter of Representations dated January 18, 1996, from Citizens Utilities Company and Chemical Bank, as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC (incorporated by reference to Exhibit 4.200.10 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.300 Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.300.1 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
4.300.2 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File No. 001-11001).
4.300.3 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).
4.300.4 Fifth Supplemental Indenture, dated as of June 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.5 Sixth Supplemental Indenture, dated as of October 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.6 Seventh Supplemental Indenture, dated as of June 1, 1996 (incorporated by reference to Exhibit 4.100.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.300.7 Eighth Supplemental Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).

4.400 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.400.1 First Supplemental Indenture to Senior Indenture, dated as of May 23, 2001 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.400.2        Second  Supplemental  Indenture,  dated as of June 19,  2001,  to
               Senior Indenture, dated as of May 23, 2001 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.3 Pledge Agreement, dated as of June 19, 2001, among Citizens Communications Company and The Bank of New York, as Collateral Agent, Securities Intermediary and Custodial Agent and The Chase Manhattan Bank, as Warrant Agent (incorporated by reference to
               Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.4 Remarketing Agreement dated June 19, 2001, among Citizens Communications Company, Morgan Stanley & Co. Incorporated, as Remarketing Agent, and The Chase Manhattan Bank, as Warrant Agent and attorney-in-fact for the Holders of the Equity Units (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.5 Indenture, dated as of August 16, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
10.1 Non-Employee Directors' Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997 (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 4, 1995 and Exhibit A to the Registrant's Proxy Statement dated March 28, 1997, respectively, File No.001-11001).
10.2 Employment Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996 (incorporated by reference to Exhibit 10.16.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, File No. 001-11001).
10.2.1 Employment Agreement between Citizens Communications Company and Leonard Tow, effective October 1, 2000 (incorporated by reference to Exhibit 10.16.2 of the Registrants Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11001).
10.2.2 Letter agreement, dated as of April 10, 2001, amending the employment agreement, effective October 1, 2000, between Citizens Communications Company and Leonard Tow (incorporated by reference to Exhibit 10 of the Registrants' Forms S-4/A filed February 4, 2002, Registration No. 333-69740).
10.2.3 Letter agreement, dated as of May 16, 2002, amending the employment agreement, effective October 1, 2000, between Citizens Communications Company and Leonard Tow (incorporated by reference to Exhibit 10.16.4 of the Registrants' Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, File No. 001-11001).
10.4 Citizens Executive Deferred Savings Plan dated January 1, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.5 Citizens Incentive Plan restated as of March 21, 2000 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.6 Indenture from ELI to Citibank, N.A., dated April 15, 1999, with respect to ELI's 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.1 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.6.1 First Supplemental Indenture from ELI, Citizens Utilities Company and Citizens Newco Company to Citibank, N.A. dated April 15, 1999, with respect to the 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.2 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.6.2 Form of ELI's 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.3 of ELI's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-23393).
10.7 2000 Equity Incentive Plan dated May 18, 2000 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11001).

10.8           Citizens  401(K)  Savings  Plan  effective  as of January 1, 1997 reflecting  amendments made through April 2001  (incorporated  by reference to Exhibit 10.37 to the  Registrant's  Quarterly Report
               on Form 10-Q for the six  months  ended June 30,  2001,  File No.
               001-11001).
10.9           Competitive  Advance and Revolving Credit Facility  Agreement for
               $705,000,000 dated October 24, 2001 (incorporated by reference to
               Exhibit 10.38 to the  Registrant's  Quarterly Report on Form 10-Q
               for  the  nine  months  ended   September  30,  2001,   File  No.
               001-11001).
10.10          Loan Agreement between Citizens  Communications Company and Rural
               Telephone Finance  Cooperative for $200,000,000 dated October 24,
               2001   (incorporated   by  reference  to  Exhibit  10.39  to  the
               Registrant's  Quarterly  Report on Form 10-Q for the nine  months ended September 30, 2001, File No. 001-11001).
10.11          Asset Purchase Agreement between Citizens  Communications Company and Kauai Island Utility CO-OP dated March 5, 2002.
10.12          Asset Purchase Agreement between Citizens  Communications Company and K-1 USA Ventures, Inc., dated December 19, 2002.
10.13          Asset Purchase Agreement between Citizens  Communications Company and UniSource Energy Corporation dated October 29, 2002, relating to the sale of a gas utility business.
10.14          Asset Purchase Agreement between Citizens  Communications Company and UniSource Energy Corporation dated October 29, 2002, relating to the sale of an electric utility buiness.
10.15          Sale agreement between Citizens Telecom Services Company  LLC and
               Pepsico, Inc., dated January 31, 2003.
12             Computation  of ratio  of  earnings to fixed  charges  (this item is  included  herein  for  the sole purpose  of incorporation  by reference).
21             Subsidiaries of the Registrant
23             Auditors' Consent
99             Certifications  pursuant  to 18  U.S.C  Section  1350 as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.1,  10.2,  10.2.1,  10.2.2,  10.2.3,  10.4,  10.5, 10.7 and 10.8 are
management contracts or compensatory plans or arrangements.

We agree to furnish to the Commission upon request copies of the Realty and Chattel Mortgage, dated as of March 1, 1965, made by Citizens Utilities Rural Company, Inc., to the United States of America (the Rural Utilities Services and Rural Telephone Bank) and the Mortgage Notes which that mortgage secures; and the several subsequent supplemental Mortgages and Mortgage Notes; copies of separate loan agreements and indentures governing various Industrial Development Revenue Bonds; copies of documents relating to indebtedness of subsidiaries acquired during 1996, 1997 and 1998. We agree to furnish to the Commission upon request copies of schedules and exhibits to items 10.11, 10.12, 10.13, 10.14 and 10.15.


(b)  Reports on Form 8-K:

     We filed on Form 8-K on October 30, 2002 under Item 5 "Other Events", a press release announcing the definitive agreements to sell the Arizona Gas and Arizona Electric divisions to UniSource Energy Corporation for $230 million in cash, subject to adjustments under the term of the agreements.

     We filed on Form 8-K on November 6, 2002 under Item 5 "Other Events", a press release announcing the completion of the sale of the Kauai Electric division to the Kauai Island Utility Cooperative.

     We filed on Form 8-K on November 12, 2002 under Item 9 "Regulation FD Disclosure", information relating to the furnishing of certifications to the SEC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     We filed on Form 8-K on November 25, 2002 under Item 5 "Other Events", information regarding the investigation of possible irregularities involving payments made by the Company's public utilities division for services or benefits that the Company did not receive.

     We filed on Form 8-K on December  20, 2002 under Item 5 "Other  Events" and
     Item 7 "Financial Statements and Exhibits", a press release announcing the definitive agreement to sell the Hawaiian Gas division to K-1 USA Ventures, Inc. for $115 million in cash, subject to adjustments under the terms of the agreement and the conclusion of the internal investigation of a theft of $7.8 million by two former officers of the Company.

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

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                             By: /s/ Leonard Tow
                                -----------------
                                     Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
                  Chairman of Executive Committee and Director

                                 March 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 2003.

               Signature                        Title
               ---------                        -----

     /s/ Robert J. Larson                     Senior Vice President and Chief Accounting Officer
-----------------------------------------
        (Robert J. Larson)

     /s/ Jerry Elliott                        Senior Vice President and Chief Financial Officer
-----------------------------------------
        (Jerry Elliott)

     /s/ Norman I. Botwinik                   Director
-----------------------------------------
        (Norman I. Botwinik)

     /s/ Aaron I. Fleischman                  Member, Executive Committee and Director
-----------------------------------------
        (Aaron I. Fleischman)

     /s/ Rudy J. Graf                         Member, Executive Committee and Director
-----------------------------------------
        (Rudy J. Graf)

     /s/ Stanley Harfenist                    Member, Executive Committee and Director
-----------------------------------------
        (Stanley Harfenist)

     /s/ Andrew N. Heine                      Director
-----------------------------------------
        (Andrew N. Heine)

     /s/ William Kraus                        Director
-----------------------------------------
        (William Kraus)

     /s/ Scott N. Schneider                   Vice Chairman of the Board, President and
-----------------------------------------     Chief Operating Officer, and Director
        (Scott N. Schneider)

     /s/ John L. Schroeder                    Director
-----------------------------------------
        (John L. Schroeder)

     /s/ Robert A. Stanger                    Member, Executive Committee and Director
-----------------------------------------
        (Robert A. Stanger)

     /s/ Edwin Tornberg                       Director
-----------------------------------------
        (Edwin Tornberg)

     /s/ Claire L. Tow                        Director
-----------------------------------------
        (Claire L. Tow)


                                 CERTIFICATIONS
                                 --------------

I, Leonard Tow, certify that:

1. I have reviewed this annual report on Form 10-K of Citizens Communications Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003
                                    By: /s/ Leonard Tow
                                       -------------------
                                        Leonard Tow
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)

                           --------------------------

I, Jerry Elliott, certify that:

1. I have reviewed this annual report on Form 10-K of Citizens Communications Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003
                                  By: /s/ Jerry Elliott
                                     ---------------------
                                      Jerry Elliott
                                      Chief Financial Officer
                                      (Principal Financial Officer)


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                   Page
----                                                                                   ----

Independent Auditors' Report                                                            F-2

Consolidated balance sheets as of December 31, 2002 and 2001                            F-3

Consolidated statements of operations for the years ended
   December 31, 2002, 2001 and 2000                                                     F-4

Consolidated statements of shareholders' equity for the years ended
   December 31, 2002, 2001 and 2000                                                     F-5

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2002, 2001 and 2000                                                     F-5

Consolidated statements of cash flows for the years ended
   December 31, 2002, 2001 and 2000                                                     F-6

Notes to consolidated financial statements                                              F-7

                          Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. As discussed in
Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.



                                                           KPMG LLP




New York, New York
March 4, 2003

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                ($ in thousands)

                                                                                                  2002           2001
                                                                                             -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                   $   393,177   $    215,869
   Accounts receivable, net                                                                        310,929        311,878
   Other current assets                                                                             49,114        150,573
   Assets held for sale                                                                            447,764      1,107,937
   Assets of discontinued operations                                                                     -        746,791
                                                                                             -------------- --------------
     Total current assets                                                                        1,200,984      2,533,048

Property, plant and equipment, net                                                               3,690,056      4,512,038

Goodwill, net                                                                                    1,869,348      1,957,600
Other intangibles, net                                                                             942,970      1,021,342
Investments                                                                                         29,846        141,208
Other assets                                                                                       413,538        388,364
                                                                                             -------------- --------------
        Total assets                                                                           $ 8,146,742   $ 10,553,600
                                                                                             ============== ==============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                                                          $    58,911   $    483,906
   Accounts payable                                                                                195,278        239,676
   Income taxes accrued                                                                             83,065         96,901
   Other taxes accrued                                                                              41,068         33,637
   Interest accrued                                                                                105,668        112,282
   Customer deposits                                                                                 2,632         18,246
   Other current liabilities                                                                       134,191        124,833
   Liabilities related to assets held for sale                                                     150,053        218,775
   Liabilities of discontinued operations                                                                -        228,337
                                                                                             -------------- --------------
     Total current liabilities                                                                     770,866      1,556,593

Deferred income taxes                                                                              137,116        429,544
Customer advances for construction and contributions in aid of construction                        146,661        183,319
Other liabilities                                                                                  301,349        241,846
Equity units                                                                                       460,000        460,000
Long-term debt                                                                                   4,957,361      5,534,906
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                         201,250        201,250

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares; 282,482,000 and 281,289,000 outstanding and 294,080,000 and 292,840,000 issued at December 31, 2002 and 2001,
     respectively)                                                                                  73,520         73,210
   Additional paid-in capital                                                                    1,943,406      1,927,518
   Retained earnings (accumulated deficit)                                                        (553,033)       129,864
   Accumulated other comprehensive income (loss)                                                  (102,169)         4,907
   Treasury stock                                                                                 (189,585)      (189,357)
                                                                                             -------------- --------------
     Total shareholders' equity                                                                  1,172,139      1,946,142
                                                                                             -------------- --------------
        Total liabilities and equity                                                           $ 8,146,742   $ 10,553,600
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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                 ($ in thousands, except for per-share amounts)
                                                                         2002           2001            2000
                                                                    --------------- --------------  --------------
Revenue                                                                $ 2,669,332    $ 2,456,993     $ 1,802,358

Operating expenses:
    Cost of services                                                       476,920        599,378         481,673
    Other operating expenses                                             1,002,355        951,710         811,926
    Depreciation and amortization                                          755,522        632,336         387,607
    Reserve for telecommunications bankruptcies                             10,880         21,200               -
    Restructuring and other expenses                                        37,186         19,327            (649)
    Loss on impairment                                                   1,074,058              -               -
                                                                    --------------- --------------  --------------
Total operating expenses                                                 3,356,921      2,223,951       1,680,557
                                                                    --------------- --------------  --------------
Operating income (loss)                                                   (687,589)       233,042         121,801

Investment income (loss), net                                              (98,359)       (62,408)          4,736
Gain on sale of assets                                                       9,798        139,304               -
Minority interest                                                                -              -          12,222
Other income (loss), net                                                    15,806         (3,133)         (1,386)
Interest expense                                                           471,296        379,326         187,366
                                                                    --------------- --------------  --------------
    Loss from continuing operations before income taxes, dividends on convertible preferred securities, extraordinary expense and
      cumulative effect of change in accounting principle               (1,231,640)       (72,521)        (49,993)

Income tax benefit                                                        (414,874)       (14,805)        (16,132)
                                                                    --------------- --------------  --------------
    Loss from continuing operations before dividends on convertible preferred securities, extraordinary expense and cumulative
      effect of change in accounting principle                            (816,766)       (57,716)        (33,861)

Dividends on convertible preferred securities, net of income tax
  benefit of  $(3,853)                                                       6,210          6,210           6,210
                                                                    --------------- --------------  --------------
Loss from continuing operations before extraordinary expense and
    cumulative effect of change in accounting principle                   (822,976)       (63,926)        (40,071)

Income (loss) from discontinued operations, net of income tax
    (benefit) of $(554), $8,947 and $5,721, respectively                    (1,478)        17,875          11,677
Gain on disposal of water segment, net of income taxes of $135,303         181,369              -               -
                                                                    --------------- --------------  --------------
    Total income from discontinued operations, net of income taxes
     of $134,749, $8,947 and $5,721, respectively                          179,891         17,875          11,677
                                                                    --------------- --------------  --------------
    Loss before extraordinary expense and cumulative effect of
      change in accounting principle                                      (643,085)       (46,051)        (28,394)

Extraordinary expense - discontinuation of Statement of Financial
    Accounting Standards No. 71, net of tax                                      -         43,631               -
Cumulative effect of change in accounting principle                         39,812              -               -
                                                                    --------------- --------------  --------------
     Net loss                                                          $  (682,897)   $   (89,682)    $   (28,394)
                                                                    =============== ==============  ==============

Carrying cost of equity forward contracts                                        -         13,650               -
                                                                    --------------- --------------  --------------
    Available for common shareholders                                  $  (682,897)   $  (103,332)    $   (28,394)
                                                                    =============== ==============  ==============
Basic income (loss) per common share:
    Loss from continuing operations before extraordinary expense
      and cumulative effect of change in accounting principle          $     (2.93)   $     (0.28)    $     (0.15)
    Income from discontinued operations                                $      0.64    $      0.06     $      0.04
    Loss before extraordinary expense and cumulative effect of
      change in accounting principle                                   $     (2.29)   $     (0.22)    $     (0.11)
    Extraordinary expense                                              $         -    $     (0.16)    $         -
    Loss from cumulative effect of change in accounting principle      $     (0.14)   $         -     $         -
    Available for common shareholders                                  $     (2.43)   $     (0.38)    $     (0.11)

Diluted income (loss) per common share:
    Loss from continuing operations before extraordinary expense
      and cumulative effect of change in accounting principle          $     (2.93)   $     (0.28)    $     (0.15)
    Income from discontinued operations                                $      0.64    $      0.06     $      0.04
    Loss before extraordinary expense and cumulative effect of
      change in accounting principle                                   $     (2.29)   $     (0.22)    $     (0.11)
    Extraordinary expense                                              $         -    $     (0.16)    $         -
    Loss from cumulative effect of change in accounting principle      $     (0.14)   $         -     $         -
    Available for common shareholders                                  $     (2.43)   $     (0.38)    $     (0.11)

                  The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                 ($ in thousands, except for per-share amounts)


                                                                                    Accumulated
                                       Common Stock     Additional  Retained           Other       Treasury Stock       Total
                                     -----------------   Paid-In    Earnings       Comprehensive   --------------    Shareholders'
                                     Shares    Amount    Capital    (Deficit)      Income (Loss)   Shares  Amount       Equity
                                     -------- -------- ----------- -------------  ---------------  ---------------    ----------

Balance January 1, 2000              262,076  $65,519  $1,577,903    $  261,590   $   14,923            -  $       -   $1,919,935
                                     -------- -------- ----------- -------------  ------------   -------- ----------   ----------
   Acquisitions                          112       28       1,770             -            -          114      1,861        3,659
   Treasury stock acquisitions             -        -           -             -            -       (2,952)   (49,209)     (49,209)
   Stock plans                         3,580      895      42,156             -            -         (269)    (4,523)      38,528
   Equity forward contracts                -        -    (150,013)            -            -            -          -     (150,013)
   Net loss                                -        -           -       (28,394)           -            -          -      (28,394)
   Other comprehensive loss, net
     of tax and reclassifications
     adjustments                           -        -           -             -      (14,505)           -          -     (14,505)
                                     -------- -------- ----------- -------------  ------------   -------- ----------   ----------
Balance December 31, 2000            265,768   66,442   1,471,816       233,196          418       (3,107)   (51,871)   1,720,001
                                     -------- -------- ----------- -------------  ------------   -------- ----------   ----------
   Stock plans                         1,916      479      17,449             -            -          696     12,527       30,455
   Common stock offering              25,156    6,289     283,272             -            -            -          -      289,561
   Equity units offering                   -        -       4,968             -            -            -          -        4,968
   Settlement of equity forward
     contracts                             -        -     150,013       (13,650)           -       (9,140)  (150,013)     (13,650)
   Net loss                                -        -           -       (89,682)           -            -          -      (89,682)
   Other comprehensive income,
     net of tax and reclassifications
     adjustments                           -        -           -             -        4,489            -          -        4,489
                                     -------- -------- ----------- ------------- ------------    -------- ----------   ----------
Balance December 31, 2001            292,840   73,210   1,927,518       129,864        4,907      (11,551)  (189,357)   1,946,142
                                     -------- -------- ----------- ------------- ------------    -------- ----------   ----------
   Stock plans                         1,240      310      15,888             -            -          (47)      (228)      15,970
   Net loss                                -        -           -      (682,897)           -            -          -     (682,897)
   Other comprehensive loss, net
     of tax and reclassifications
     adjustments                           -        -           -             -     (107,076)           -          -     (107,076)
                                     -------- -------- ----------- ------------- ------------    -------- ----------   ----------
Balance December 31, 2002            294,080  $73,520  $1,943,406    $ (553,033)  $ (102,169)     (11,598) $(189,585)  $1,172,139
                                     ======== ======== =========== ============= ============    ======== ==========   ==========


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                 ($ in thousands, except for per-share amounts)


                                                                 2002            2001           2000
                                                             --------------  -------------  -------------

Net loss                                                        $ (682,897)     $ (89,682)     $ (28,394)
Other comprehensive income (loss), net of tax
  and reclassifications adjustments*                              (107,076)         4,489        (14,505)
                                                             --------------  -------------  -------------
  Total comprehensive loss                                      $ (789,973)     $ (85,193)     $ (42,899)
                                                             ==============  =============  =============

* Consists of unrealized holding (losses)/gains of marketable securities and minimum pension liability (see Note 22).



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                                ($ in thousands)


                                                                      2002            2001            2000
                                                                 --------------  --------------  --------------

Net cash provided by continuing operating activities                 $ 636,867       $ 476,936       $ 307,693

Cash flows from investing activities:
      Acquisitions                                                           -      (3,373,214)       (986,029)
      Proceeds from sale of assets                                     224,678         372,335               -
      Capital expenditures                                            (468,742)       (487,271)       (544,829)
      Securities purchased                                              (1,175)         (1,391)        (71,122)
      Securities sold                                                    8,212           1,434         381,698
      Securities matured                                                 2,014               -          16,072
      ELI share purchases                                               (6,800)              -         (38,748)
      Other                                                                727             639             104
                                                                 --------------  --------------  --------------
Net cash used by investing activities                                 (241,086)     (3,487,468)     (1,242,854)

Cash flows from financing activities:
      Long-term debt borrowings                                              -       3,703,483       1,063,158
      Long-term debt principal payments                             (1,062,169)     (1,077,931)        (46,972)
      Issuance of equity units                                               -         460,000               -
      Debt issuance cost                                                     -         (67,657)              -
      Common stock offering                                                  -         289,561               -
      Issuance of common stock for employee plans                       14,943          25,411          19,773
      Settlement of equity forward contracts                                 -        (163,662)              -
      Common stock buybacks                                                  -               -         (49,209)
      Repayment of customer advances for construction
        and contributions in aid of construction                        (4,895)        (27,816)         30,684
                                                                 --------------  --------------  --------------
Net cash (used) provided by financing activities                    (1,052,121)      3,141,389       1,017,434

Cash provided (used) by discontinued operations
      Proceeds from the sale of discontinued operations                859,064               -               -
      Net cash provided (used) by discontinued operations              (25,416)         14,926         (49,328)

Increase in cash and cash equivalents                                  177,308         145,783          32,945
Cash and cash equivalents at January 1,                                215,869          70,086          37,141
                                                                 --------------  --------------  --------------

Cash and cash equivalents at December 31,                            $ 393,177       $ 215,869       $  70,086
                                                                 ==============  ==============  ==============

Supplemental cash flow information:

Cash paid during the year for:
      Interest                                                       $ 470,175       $ 302,510       $ 188,955
      Income taxes (refunds)                                           (17,621)        (41,126)         37,935

Non-cash investing and financing activities:
      Assets acquired under capital lease                            $  38,000       $  33,985       $ 102,192
      Change in fair value of interest rate swaps                       16,229             430               -
      Investment writedown                                             117,455          79,114               -
      Equity forward contracts                                               -               -         150,013
      Issuance of shares for acquisitions                                    -               -           3,659
      Debt assumed from acquisitions                                         -         117,630               -


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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:
    -----------------------------------------------------------------------

     (a)  Description of Business:
          ------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we", "us", the "Company" or "our" in this report. We are a telecommunications-focused company providing wireline communications services to rural areas and small and medium-sized towns and cities, including the Rochester, New York metropolitan area, as an incumbent local exchange carrier, or ILEC. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, Inc., or ELI, our wholly-owned subsidiary. We also provide public utility services including natural gas transmission and distribution and electric transmission and distribution services to primarily rural and suburban customers in Vermont, Hawaii and Arizona.

          Our ILEC segment has grown substantially over the last three years, primarily as a result of acquisitions. During 2001, we purchased from Global Crossing Ltd. (Global) the 1.1 million access lines of the Frontier local exchange carrier business for approximately $3.4 billion in cash (see Note 5). During 2000, we acquired approximately 334,500 telephone access lines for approximately $986,200,000 in cash. Of our 2.4 million telephone access lines as of December 31, 2002, approximately 41% are located in New York State, including the greater Rochester metropolitan area, another 11% are located in Minnesota.

          In 1999 we announced plans to divest our public utilities services segments. During 2001 we sold two of our four natural gas transmission and distribution businesses and during 2002 we sold our entire water distribution and wastewater treatment business and one of our three electric businesses. We have contracts to sell three of our four remaining properties. We are seeking a buyer for our one remaining utility property, which provides electricity to approximately 21,000 customers in Vermont. Pending these divestitures, we continue to provide gas and electric utility services (see Note 7).

          In June 2002, we acquired all the common stock of ELI that we did not previously own and as a result ELI became our wholly-owned subsidiary.

     (b)  Principles of Consolidation and Use of Estimates:
          -------------------------------------------------
          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications of balances previously reported have been made to conform to the current presentation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation rates, pension assumptions, calculations of impairment amounts and reserves established for telecommunication bankruptcies.

     (c)  Cash Equivalents:
          -----------------
          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (d)  Revenue Recognition:
          --------------------
          Incumbent Local Exchange Carrier (ILEC) - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other current liabilities on our balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our statement of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          ELI - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements including Indefeasible Rights to Use (IRU), are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          Public Utilities Services - Revenue is recognized when services are provided for public utilities services. Certain revenue is based upon consumption while other revenue is based upon a flat fee. Earned but unbilled public services revenue is accrued and included in accounts receivable and revenue.

     (e)  Construction Costs and Maintenance Expense:
          -------------------------------------------
          Property, plant and equipment are stated at original cost, including a portion of related overhead and an allowance for funds used during construction (AFUDC) for regulated businesses and capitalized interest for unregulated telecommunications businesses. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

          Capitalized interest for unregulated construction activities amounted to $7,390,000, $5,675,000 and $4,766,000 for 2002, 2001 and 2000,
          respectively.

     (f)  Intangibles:
          ------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment, at least annually. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually examine the carrying value of our goodwill and other intangibles with indefinite useful lives to determine whether there are any impairment losses and have determined for the year ended
          December 31, 2002 that there was no impairment except for ELI (see Notes 6, 13 and 19).

     (g)  Impairment of Long-Lived  Assets and  Long-Lived  Assets to Be
          --------------------------------------------------------------
          Disposed Of:
          ------------
          We adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. In accordance with SFAS No. 144, we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value (see Note 4).

     (h)  Derivative Instruments and Hedging Activities:
          ----------------------------------------------
          Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

          On the date the derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

          We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we would discontinue hedge accounting prospectively.

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

     (i)  Investments:
          ------------
          We classify our investments at purchase as available-for-sale. We do not maintain a trading portfolio or held to maturity securities.

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

          We evaluate our investments periodically to determine whether any decline in fair value, below the cost basis, is other than temporary. If we determine that a decline in fair value is other than temporary, the cost basis of the individual investment is written down to fair value which becomes the new cost basis. The amount of the write down is transferred from other comprehensive income (loss) and included in the statement of operations as a loss.

     (j)  Income Taxes, Deferred Income Taxes and Investment Tax Credits:
          ---------------------------------------------------------------
          We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement basis and the tax basis of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to reverse. The investment tax credits relating to regulated operations, as defined by applicable regulatory authorities, have been deferred and are being amortized to income over the lives of the related properties.

     (k)  Employee Stock Plans:
          ---------------------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we recognize compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant. We provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for employee stock option grants made in 1995 and thereafter based on the fair value of the options at the date of grant (see Note 18). Fair value of options granted is computed using the Black Scholes option-pricing model.

     (l)  Minority Interest and Minority Interest in Subsidiary:
          ------------------------------------------------------
          Minority interest represents the former minority's share of ELI's net loss. Subsequent to ELI's initial public offering in 1997, we recorded minority interest on our statement of operations and reduced minority interest on our balance sheet by the amount of the former minority interests' share of ELI's losses. As of June 30, 2000, the former minority interest on the balance sheet had been reduced to zero, therefore, from that date forward, we discontinued recording minority interest income on our statement of operations.

     (m)  Net Income (loss) Per Common Share:
          -----------------------------------
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are in the money were exercised or converted into common stock at the beginning of the period being reported on.

(2)  Accounts Receivable:
     --------------------
     The components of accounts receivable, net at December 31, 2002 and 2001 are as follows:

($ in thousands)                                 2002             2001
 --------------                             --------------  ---------------

Customers                                       $ 258,165        $ 292,345
Other                                              91,710           87,134
Less:  Allowance for doubtful accounts            (38,946)         (67,601)
                                            --------------  ---------------
   Accounts receivable, net                     $ 310,929        $ 311,878
                                            ==============  ===============

(3)  Property, Plant and Equipment:
     ------------------------------
     The components of property, plant and equipment at December 31, 2002 and 2001 are as follows:

                                                            Estimated
($ in thousands)                                           Useful Lives           2002              2001
 --------------                                         ------------------- ----------------- -----------------

Telephone outside plant                                   6 to 55 years          $ 3,199,676       $ 3,280,542
Telephone central office equipment                        7 to 11 years            1,893,169         2,135,992
Information systems and other administrative assets       5 to 17 years              762,709           777,351
Other                                                                                 67,073            55,065
Construction work in progress                                                        217,145           450,978
                                                                            ----------------- -----------------
                                                                                   6,139,772         6,699,928
Less: accumulated depreciation                                                    (2,449,716)       (2,187,890)
                                                                            ----------------- -----------------
Property, plant and equipment, net                                               $ 3,690,056       $ 4,512,038
                                                                            ================= =================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $630,113,000, $488,957,000 and $370,119,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001, both of which are included in assets held for sale (see Note 7). During 2002 and 2001, we recognized accelerated depreciation of $23,379,000 and $22,000,000 related to the change in useful lives of our accounting and human resource systems and our Plano, Texas office building, furniture and fixtures as a result of our restructuring (see Note 19). During 2000, we recognized $17,400,000 in accelerated depreciation related to the change in useful life of an operating system in the ILEC segment.

(4)  Losses on Impairment:
     ---------------------
     In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656,658,000 related to property, plant and equipment in the ELI sector and $417,400,000 related to the gas and electric sector assets held for sale, in each case in accordance with the provisions of SFAS 144.

     ELI
     ---
     Prior to the third quarter of 2002, we tested for impairment of ELI and determined that, based on our assumptions, the sum of the expected future cash flows, undiscounted and without interest charges, exceeded the carrying value of its long-lived assets and therefore we did not recognize an impairment. Because sales for the nine months ended September 30, 2002 were lower than those in 2001 and were significantly below our original 2002 budget (which was used in the test for impairment at December 31, 2001), we evaluated the long-lived assets of ELI as of September 30, 2002. At that date, we estimated that our undiscounted future cash flows were less than the carrying value of our long-lived assets. As a result we recognized a non-cash pre-tax impairment loss of $656,658,000, equal to the difference between the estimated fair value of the assets (which we determined by calculating the discounted value of the estimated future cash flows weighting various possible scenarios for management's assessment of probability of occurrence and discounting the probability-weighted cash flows at an appropriate rate) and the carrying amount of the assets. Making the determinations of impairment and the amount of impairment require significant judgment by management and assumptions with respect to the future cash flows of the ELI sector. The telecommunications industry in general and the CLEC sector in particular is undergoing significant change and disruption, which makes judgments and assumptions with respect to the future cash flows highly subjective.

     Gas and Electric Assets Held for Sale
     -------------------------------------
     On October 29, 2002, our board approved the sale of our Arizona gas and electric utility properties for $230,000,000 in cash ($220,000,000 if we close by July 28, 2003), subject to adjustments under the terms of the agreements. On December 19, 2002, our board approved the sale of our Hawaii gas property for $115,000,000 in cash, subject to adjustments under the terms of the agreement. The board also approved, in principle, the sale of Vermont Electric, our only remaining utility property at currently offered prices, which were below their then book carrying value. This property is the only utility property that does not have a definitive sales contract. Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process quickly in order to focus on our core telecommunications operations and raise money to further reduce debt, we made a strategic decision to accept proceeds less than carrying values. Our estimate of net realizable value with respect to Vermont is based on current negotiations and may be revised in future periods. As a result, for the four properties noted above we recorded a non-cash pre-tax charge of $417,400,000 in the third quarter of 2002 to reduce the carrying value of our assets held for sale to our best estimate of net realizable value upon sale (see Note 7).

(5)  Acquisitions:
     -------------
     In 2000, we acquired from Verizon Communications Inc. (Verizon) approximately 317,500 telephone access lines for $948,200,000 in cash, and we acquired from Qwest Communications (Qwest) approximately 17,000 telephone access lines for approximately $38,000,000 in cash. On June 29, 2001, we purchased Frontier for approximately $3,373,000,000 in cash. These acquisitions have been accounted for using the purchase method of accounting. The results of operations of the acquired properties have been included in our financial statements from the date of acquisition.

     The following summarizes the allocation of purchase prices for our 2001 and 2000 acquisitions:

                                                                                                                          Total
      ($ in thousands)                                     Qwest        Verizon                          2001         Acquisitions
       --------------         Verizon       Verizon        North       Illinois/     Total 2000      Acquisition         since
                             Nebraska      Minnesota       Dakota      Wisconsin    Acquisitions     of Frontier      January 2000
                            ------------  ------------- ------------- ------------- --------------  ---------------  ---------------
Acquisition date             6/30/2000     8/31/2000     10/31/2000    11/30/2000                     6/29/2001

Assets acquired:
  Property, plant and
    equipment                  $ 51,903      $ 137,391      $ 13,910     $ 105,446      $ 308,650      $ 1,108,514      $ 1,417,164
  Current assets                      -          4,960             -             -          4,960          119,016          123,976
  Goodwill                      108,175        174,247        16,619       163,906        462,947        1,506,647        1,969,594
  Customer base                  46,060        120,742         7,466        34,565        208,833          791,983        1,000,816
  Trade name                          -              -             -             -              -          122,058          122,058
  Other assets                        -          1,557             -             -          1,557          151,172          152,729
                            ------------  ------------- ------------- ------------- --------------  ---------------  ---------------
Total assets acquired           206,138        438,897        37,995       303,917        986,947        3,799,390        4,786,337
                            ------------  ------------- ------------- ------------- --------------  ---------------  ---------------
Liabilities assumed:
  Debt                                -              -             -             -              -          146,920          146,920
  Other liabilities                 734              -             -             -            734          279,536          280,270
                            ------------  ------------- ------------- ------------- --------------  ---------------  ---------------
Total liabilities assumed           734              -             -             -            734          426,456          427,190
                            ------------  ------------- ------------- ------------- --------------  ---------------  ---------------
Cash paid                      $205,404      $ 438,897      $ 37,995     $ 303,917      $ 986,213      $ 3,372,934      $ 4,359,147
                            ============  ============= ============= ============= ==============  ===============  ===============

Status of appraisal
    valuation                  Final         Final         Final         Final          Final           Final            Final


     The following pro forma financial information for the years ended December 31, 2001 and 2000 represents the combined results of our operations and acquisitions as if the acquisition had occurred at the beginning of the year of its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods.

        ($ in thousands, except per share amounts)
         ----------------------------------------
                                                    2001             2000
                                               ---------------  ----------------
          Revenue                                $ 2,844,789       $ 2,693,824
          Net loss                               $  (161,619)      $  (148,754)
          Net loss per share                     $     (0.64)      $     (0.56)

     Included in revenue for the years ended December 31, 2001 and 2000 is approximately $313,070,000 and $327,300,000, respectively, of revenue from our Louisiana and Colorado gas operations sold during 2001, and our Kauai electric division sold during 2002 (see Note 7).

(6)  Intangibles:
     ------------
     Intangibles at December 31, 2002 and 2001 are as follows:

($ in thousands)
 --------------                                2002             2001
                                         ---------------  ----------------

Customer base - amortizable                  $1,000,816       $   970,925
Trade name - non-amortizable                    122,058           106,473
                                         ---------------  ----------------
    Other intangibles                         1,122,874         1,077,398
Accumulated amortization                       (179,904)          (56,056)
                                         ---------------  ----------------
    Total other intangibles, net             $  942,970       $ 1,021,342
                                         ===============  ================

     Amortization expense was $125,409,000, $143,379,000 and $17,488,000 for the
     years ended December 31, 2002, 2001 and 2000, respectively.

     We have recorded assets acquired at estimates of fair market values as of the acquisition dates in accordance with SFAS No. 141, "Business Combinations". Our allocations of purchase prices are based upon independent appraisals of the respective properties acquired.

     Our acquisitions were made in order for us to execute upon our business strategy. Our strategy is to focus exclusively on providing telecommunications services, primarily in rural, small and medium-sized towns and cities where we believe we have a competitive advantage because of our relatively larger size, greater resources, local focus and lower levels of competition.

     Our ILEC operations are typically the dominant provider of independent local exchange carrier services in each of the markets in which we operate. We believe that our operations in these areas will provide us with steady revenue and margin enhancement opportunities. To reach our objectives, we intend to continue to achieve economies of scale through increasing operational efficiencies, among other strategies. In following our strategy, we selectively pursue acquisitions that we believe will enhance shareholder value through increased revenue growth and operational efficiencies consistent with our corporate strategy and objectives.

     We have paid more than the net book values (of the seller) of each of the businesses acquired in 2001 and 2000. We based our purchase prices on estimates of future earnings and future cash flows of the businesses acquired. The "premium" to book value paid, including the allocation to goodwill for each respective property, reflects the value created by all of the tangible and intangible operating assets (existing and acquired) of our businesses coming together to produce earnings, including without limitation, the fact that we were able to immediately commence operations as the dominant local exchange carrier in the applicable operating area. Additionally, the premiums paid were impacted by the fact that our purchase price was accepted by the sellers after a competitive bidding and negotiation process.

     We were willing to pay a premium (i.e., goodwill) over the fair value of the tangible and identifiable intangible assets acquired less liabilities assumed in order to obtain product cross-selling opportunities, economies of scale (e.g., cost savings opportunities) and the potential benefit resident in expected population/demographic trends.

     The following table presents a reconciliation between reported net loss and adjusted net loss. Adjusted net loss excludes amortization expense recognized in prior periods related to goodwill and trade name that are no longer being amortized as required by SFAS No. 142.

(In thousands, except per-share amounts)                               2002             2001              2000
 --------------------------------------                          ---------------  ----------------  ---------------

Reported attributable to common shareholders                         $ (682,897)       $ (103,332)       $ (28,394)
Add back: Goodwill and trade name amortization, net of tax                    -            61,938            9,202
                                                                 ---------------  ----------------  ---------------
Adjusted attributable to common shareholders                         $ (682,897)       $  (41,394)       $ (19,192)
                                                                 ===============  ================  ===============

Basic earnings per share:
-------------------------
Reported attributable to common shareholders                         $    (2.43)       $    (0.38)       $   (0.11)
Goodwill and trade name amortization, net of tax                              -              0.23             0.04
                                                                 ---------------  ----------------  ---------------
Adjusted attributable to common shareholders                         $    (2.43)       $    (0.15)       $   (0.07)
                                                                 ===============  ================  ===============

Diluted earnings per share:
---------------------------
Reported attributable to common shareholders                         $    (2.43)       $    (0.38)       $   (0.11)
Goodwill and trade name amortization, net of tax                              -              0.22             0.03
                                                                 ---------------  ----------------  ---------------
Adjusted attributable to common shareholders                         $    (2.43)       $    (0.16)       $   (0.08)
                                                                 ===============  ================  ===============

(7)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------

     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale recognized in 2002 was $316,672,000.

          Electric and Gas
          ----------------
          On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230,000,000 in cash ($220,000,000 if we close by July 28, 2003), subject to adjustments specified in the agreements (see Note 4). The transactions, which are subject to regulatory and other customary approvals, are expected to close during the second half of 2003.

          On November 1, 2002, we completed the sale of our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000 in cash. The pre-tax gain on the sale recognized in 2002 was $8,273,000.

          On December 19, 2002, we entered into a definitive agreement to sell The Gas Company in Hawaii to K-1 USA Ventures, Inc for $115,000,000 in cash, subject to adjustments under the terms of the agreement. The transaction, which is subject to regulatory and other customary approvals, is expected to close during the fourth quarter of 2003.

          On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363,436,000 in cash. The pre-tax gain on the sale recognized in 2001 was $139,304,000.

          On November 30, 2001, we sold our Colorado Gas division to Kinder Morgan for approximately $8,900,000 in cash after purchase price adjustments.

     Currently, we do not have an agreement to sell our remaining electric property, Vermont Electric. We continue to actively pursue a buyer for our remaining electric business. All of our gas and electric assets (including Arizona gas and electric and Hawaii gas) and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale (see Note 4).

     Discontinued operations in the consolidated statements of operations reflect the results of operations of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with these businesses.

     We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Subsequently, we reclassified all of our gas (on September 30, 2000) and electric (on December 31, 2000) assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original income statement captions as part of continuing operations. Additionally, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $41,340,000 and $50,830,000 for the years ended December 31, 2002 and 2001, respectively.

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:


($ in thousands)                      For the years ended December 31,
 --------------                      ----------------------------------
                                       2002        2001        2000
                                     ----------  ----------  ----------
Revenue                                $ 4,650   $ 116,868   $ 105,202
Operating income (loss)                   (415)     37,211      27,415
Income taxes (benefit)                    (554)      8,947       5,721
Net income (loss)                       (1,478)     17,875      11,677
Gain on disposal of water segment,
  net of tax                           181,369           -           -

     Summarized balance sheet information for the gas and electric operations (assets held for sale) is set forth below:

($ in thousands)
 --------------                                        2002             2001
                                                   --------------  ---------------
Current assets                                         $  49,549      $    66,511
Net property, plant and equipment                        358,135          805,653
Other assets                                              40,080          235,773
                                                   --------------  ---------------
Total assets held for sale                             $ 447,764      $ 1,107,937
                                                   ==============  ===============

Current liabilities                                    $  83,278      $    71,259
Long-term debt                                                 -           43,400
Other liabilities                                         66,775          104,116
                                                   --------------  ---------------
Total liabilities related to assets held for sale      $ 150,053      $   218,775
                                                   ==============  ===============

(8)  Investments:
     ------------
     The components of investments at December 31, 2002 and 2001 are as follows:

($ in thousands)
 --------------                             2002             2001
                                     ---------------- ----------------
Marketable equity securities                $ 29,844        $ 139,188
Other fixed income securities                      2            2,020
                                     ---------------- ----------------
                                            $ 29,846        $ 141,208
                                     ================ ================

     As  of  December  31,  2002,   we  owned   3,059,000   shares  of  Adelphia
     Communications Corp. (Adelphia) common stock. As a result of Adelphia's price declines and filing for bankruptcy, we recognized losses of $95,300,000 and $79,000,000 on our investment for the years ended December 31, 2002 and 2001, respectively, as the declines were determined to be other than temporary. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

     As of December 31, 2002, we owned 1,333,500 shares of D & E Communications common stock. As the result of an other than temporary decline in D & E's stock price, we recognized a loss of $16,400,000 on our investment for the year ended December 31, 2002.

     The following summarizes the adjusted cost, gross unrealized holding gains and losses and fair market value for investments.

($ in thousands)
 --------------                  Adjusted             Unrealized Holding         Aggregate Fair
                                               ---------------------------------
Investment Classification          Cost            Gains          (Losses)       Market Value
                              ---------------- ---------------- ---------------- ----------------
As of December 31, 2002
-----------------------
Available-for-Sale               $  14,452         $ 15,394         $     -         $  29,846

As of December 31, 2001
-----------------------
Available-for-Sale               $ 132,935         $ 11,896         $ (3,623)       $ 141,208

     Marketable equity securities for 2002 and 2001 include 2,305,908 common shares which represent an ownership of 19% of the equity in Hungarian
     Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and is convertible at our option into 10 shares of common stock.

(9)  Fair Value of Financial Instruments:
     ------------------------------------
     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2002 and 2001. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.


($ in thousands)
 --------------                                  2002                                2001
                                            ----------------------------------- ---------------------------------
                                               Carrying                            Carrying
                                                Amount          Fair Value          Amount         Fair Value
                                            ---------------- ------------------ ---------------- ----------------
Investments                                     $    29,846      $    29,846      $   141,208      $   141,208
Long-term debt (1)                              $ 4,957,361      $ 5,411,069      $ 5,534,906      $ 5,605,368
Equity Providing Preferred
   Income Convertible Securities (EPPICS)       $   201,250      $   191,188      $   201,250      $   179,113

The fair value of the above financial instruments is based on quoted prices at the reporting date for those financial instruments.

(1) Excludes the $460,000,000 debt portion of the equity units.

(10) Long-term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2001 to December 31, 2002 is summarized as follows:

                                                              Twelve Months Ended
                                                   --------------------------------------------
                                                                                                                Interest Rate*
                                                                Interest                                              at
                                     December 31,               Rate Swap/                        December 31,   December 31,
($ in thousands)                        2001       Borrowings  Reclassification     Payments***      2002            2002
 --------------                      ------------  ----------  ----------------     -----------   ------------   -------------

FIXED RATE
  Rural Utilities Service Loan         $  110,860     $     -       $      -        $   (79,986)    $   30,874      6.210%
    Contracts

  Debentures                              850,778           -              -           (103,881)       746,897      7.538%

  2001 Notes                            3,700,430           -         16,229            (25,676)     3,690,983      8.267%

  Equity Units                            460,000           -              -                   -       460,000      7.480%

  Senior Unsecured Notes                  108,825           -              -            (37,825)        71,000      8.050%

  ELI Notes                               325,000           -              -           (319,025)         5,975      6.232%
  ELI Capital Leases                      137,382       1,512              -             (3,694)       135,200     11.798%
  Industrial Development Revenue
    Bonds                                 249,205           -              -            (62,815)       186,390      6.091%
  Other                                        54           -              -                (14)            40     12.985%
                                        ---------     -------         -------          ---------     ---------
TOTAL FIXED RATE                        5,942,534       1,512         16,229           (632,916)     5,327,359
                                        ---------     -------         -------          ---------     ---------

VARIABLE RATE

  ELI Bank Credit Facility                400,000           -              -           (400,000)             -      2.391%
  Industrial Development Revenue Bonds    136,278           -         43,400  **        (30,765)       148,913      3.563%
                                        ---------     -------         -------          ---------     ---------
TOTAL VARIABLE RATE                       536,278           -         43,400           (430,765)       148,913
                                        ---------     -------         -------          ---------     ---------

TOTAL LONG TERM DEBT                   $6,478,812     $ 1,512       $ 59,629        $(1,063,681)    $5,476,272
                                       ----------     =======       =========        ============    ----------

  Less:  Current Portion                (483,906)                                                     (58,911)
  Less:  Equity Units                   (460,000)                                                    (460,000)
                                        ---------                                                    ---------
                                       $5,534,906                                                   $4,957,361
                                       ==========                                                   ==========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Debentures, ILEC Senior Unsecured Notes, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** Reclassification from liabilities related to assets held for sale for liabilities retained after sale of certain public utilities operations.

*** Includes purchases on the open market (see Note 13).

     Total future minimum cash payment commitments over the next 25 years under ELI's long-term capital leases amounted to $317,800,000 as of December 31, 2002.

     The total outstanding principal amounts of industrial development revenue bonds were $335,303,000 and $385,483,000 at December 31, 2002 and 2001,
     respectively. The earliest maturity date for these bonds is in August 2015.

     We have an available shelf registration of $825,600,000 and we have available lines of credit with financial institutions in the aggregate amount of $805,000,000. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of December 31, 2002. The expiration date for the facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of December 31, 2002, there were no outstanding advances under these facilities.

     During the last three quarters of 2002, we executed a series of purchases in the open market of a number of our outstanding notes and debentures. The aggregate principal amount of notes and debentures purchased was $106,906,000 and they generated a pre-tax gain from the early extinguishment of debt at a discount of approximately $6,000,000 recorded in other income (loss), net.

     During December 2002, we completed a tender offer with respect to our 6.80% Debentures due 2026 (puttable at par in 2003) and ELI's 6.05% Guaranteed Notes due 2004. As a result of the tender, $82,286,000 and $259,389,000, respectively, of these securities were purchased and retired at a pretax cost of $12,800,000 in excess of the principal amount of the securities purchased.

     For the year ended December 31, 2002, we retired an aggregate principal amount of $1,063,681,000 of debt.

     In May 2001, we issued an aggregate of $1.75 billion of notes consisting of $700,000,000 principal amount of 8.50% notes due May 15, 2006 and $1.05 billion principal amount of 9.25% notes due May 15, 2011.

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

     The fair market value of the warrants at the date of issuance was $4,968,000. This amount was recorded as debt discount and additional paid-in capital. The equity units trade on The New York Stock Exchange under the symbol "CZB."

     In August 2001, we issued an aggregate of $1.75 billion of notes consisting of $300,000,000 of 6.375% notes due 2004, $750,000,000 principal amount of
     7.625% notes due 2008 and $700,000,000 principal amount of 9.000% notes due 2031.

     In October 2001, we borrowed $200,000,000 on an unsecured basis from the Rural Telephone Finance Cooperative (RTFC). This note is due on October 24, 2011 and has a fixed 6.27% rate of interest, payable quarterly.

     Our principal payments and capital lease payments (principal only) for the next five years are as follows:

               ($ in thousands)
                --------------
                                    Principal        Capital
                                    ---------      --------------
                                    Payments       Lease Payments
                                    ---------      --------------
                2003                $ 50,939        $ 7,972
                2004                 385,005          3,061
                2005                     933          3,391
                2006                 875,992          3,772
                2007                   1,056          4,203

     Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 2007 for $30,350,000 of principal amount of bonds. We expect to remarket all such bonds which are tendered. If the proposed sale of our Arizona electric and gas properties to UniSource is completed we will be required to redeem $111,760,000 of industrial development revenue bonds promptly after the sale is completed.

(11) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of December 31, 2002 and December 31, 2001 was $250,000,000 and $100,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 4.85% as of December 31, 2002) and receive fixed rates of interest (average receive rate of 7.65% as of December 31, 2002). The fair value of these derivatives is reflected in other assets as of December 31, 2002, in the amount of $16,658,000 and the related underlying debt has been increased by a like amount. The amounts received during the year ended December 31, 2002 as a result of these contracts amounted to $3,820,000 and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counter parties to our derivative contracts as all counter parties have investment grade credit ratings.

(12) Shareholder Rights Plan:
     ------------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. Initially, the rights generally were exercisable only if a person or group acquired beneficial ownership of 15 percent or more of our common stock (the "Acquiror") without the consent of our independent directors. On January 21, 2003, our Board of Directors amended the terms of our Rights agreement increasing the level at which these rights will become exercisable to 20 percent of our common stock. Each right not owned by an Acquiror becomes the right to purchase our common stock at a 50 percent discount.

(13) Changes in Accounting Principles:
     ---------------------------------
     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations." This statement requires that all business combinations be accounted for under the purchase method of accounting. SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. We adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS 141 did not have any impact on our financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We have no other intangibles with indefinite lives other than goodwill and trade name. We were required to test for impairment of goodwill and trade name as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 was recognized as the cumulative effect of a change in accounting principle in our statement of operations. During the first quarter of 2002, we reassessed the useful lives of our intangible assets with estimated useful lives and determined no change was required. We annually examine the carrying value of our goodwill and other identifiable intangibles (customer base and trade name) to determine whether there are any impairment losses and have determined for the year ended December 31, 2002 that there was no impairment except for goodwill related to ELI. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal or Long-Lived Assets." The impact of the adoption of SFAS 142 is discussed in Note 6 to Consolidated Financial Statements.

     As a result of our adoption of SFAS 142, we recognized a transitional impairment loss of $39,800,000 on ELI as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (see Notes 1(g) and 4).

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 in the second quarter of 2002. For the year ended December 31, 2002, we recognized $32,330,000 of gains from early debt retirement as well as a $12,800,000 loss due to a tender offer related to certain debt securities. There were no similar types of retirements in 2001.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123. This statement is effective for fiscal years ending after December 15, 2002. We adopted the expanded disclosure requirements of SFAS No. 148.

(14) Settlement of Retained Liabilities:
     -----------------------------------
     We were actively pursuing the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the year ended December 31, 2002, we recognized $26,330,000 in other income (loss), net, as a result of these settlements.

(15) Global /WorldCom Receivables:
     -----------------------------
     During the second quarter 2002, we reserved approximately $21,600,000 of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. The $21,600,000 charge was partially offset by reversals in our Global reserve as discussed below.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29,000,000 of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a write-down of such receivables in the amount of $7,800,000 in the first quarter 2002 and $21,200,000 in the fourth quarter of 2001. In 2002, as the result of a settlement agreement with Global, we reversed $17,900,000 of our previous reserve of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. Although some of these arrangements have continued after the bankruptcy filing, we are in the process of changing some services and functions to provide them ourselves. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

(16) Company Obligated Mandatorily Redeemable Convertible Preferred
     --------------------------------------------------------------
     Securities:
     -----------
     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In accordance with the terms of the issuances, we paid the 5% interest on the Convertible Subordinated Debentures in 2002, 2001 and 2000. During 2002 and 2001, only cash was paid to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

(17) Capital Stock:
     --------------
     We are authorized to issue up to 600,000,000 shares of Common Stock. The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors.

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

(18) Stock Plans:
     ------------
     At December 31, 2002, we have four stock based compensation plans which are described below. We apply APB Opinion No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. Compensation cost has not generally been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), or Equity Incentive Plan (EIP), as the exercise price for such options was equal to the market price of the stock at the time of grant. However, during 2002 the expiration date of approximately 79,000 options was extended and compensation cost of approximately $219,700 was recognized. No compensation cost has been recognized in the financial statements related to the Employee Stock Purchase Plan (ESPP) because the purchase price is 85% of the fair value. Compensation cost, recognized in operating expense, for our Directors' Deferred Fee Equity Plan was $607,151, $741,438 and $691,956 in 2002, 2001 and 2000, respectively.

     We have granted restricted stock awards to key employees in the form of our Common Stock. The number of shares issued as restricted stock awards during 2002, 2001 and 2000 were 538,000, 100,000 and 3,120,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are both time and performance based. At December 31, 2002, 3,171,000 shares of restricted stock were outstanding. Compensation expense, recognized in operating expense, of $7,029,000, $8,967,000 and $9,084,000 for the years ended December 31,
     2002, 2001 and 2000, respectively, has been recorded in connection with these grants.

     Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP and ESPP, our pro forma net loss and net loss per common share would have been as follows:

                                                                          2002            2001           2000
         ($ in thousands)                                            --------------- --------------- --------------
          --------------
         Net loss                                     As reported       $ (682,897)   $  (89,682)      $ (28,394)
         Add: Stock-based employee compensation
         expense included in reported net income,
         net of related tax effects                                          4,660         7,136           6,150
         Deduct: Total stock-based employee
         compensation expense determined under fair
         value based method for all awards, net of
         related tax effects                                               (16,665)      (35,971)        (29,026)
                                                                        -----------    ----------      ----------
                                                       Pro forma          (694,902)     (118,517)        (51,270)
                                                                        ===========    ==========      ==========

         Net loss per common share                    As reported:
                                                         Basic          $    (2.43)   $    (0.38)      $   (0.11)
                                                         Diluted             (2.43)        (0.38)          (0.11)

                                                       Pro forma:
                                                         Basic          $    (2.48)   $    (0.48)      $   (0.20)
                                                         Diluted             (2.48)        (0.48)          (0.20)


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

     Since the expiration date of the MEIP plan on June 21, 2000, no awards can be granted under the MEIP. The exercise price of stock options issued were equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time. Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

                              Equity Incentive Plan
                              ---------------------
     In May 1996, our shareholders approved the 1996 EIP and in May 2001, our shareholders approved the 2001 EIP. Under the EIP plans, awards of our Common Stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administers the EIP.

     The maximum number of shares of common stock which may be issued pursuant to awards at any time for both plans is 25,358,000 shares, which has been adjusted for subsequent stock dividends. No awards will be granted more than 10 years after the effective dates (May 23, 1996 and May 17, 2001) of the EIP plans. The exercise price of stock options and SARs shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

     Under the terms of the EIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following is a summary of share activity subject to option under the MEIP and EIP.

                                                                                         Weighted
                                                                        Shares            Average
                                                                      Subject to        Option Price
                                                                        Option           Per Share
     ------------------------------------------------------------ ------------------- -----------------
      Balance at January 1, 2000                                      16,860,000          $  9.29

         Options granted                                               5,784,000            13.32
         Options exercised                                            (4,126,000)            9.53

         Options canceled, forfeited or lapsed                          (897,000)            9.49

     ------------------------------------------------------------ -------------------
     Balance at December 31, 2000                                     17,621,000            10.72
         Options granted                                               3,969,000            13.62
         Options exercised                                            (1,728,000)            8.25
         Options canceled, forfeited or lapsed                          (805,000)           11.45
     ------------------------------------------------------------ -------------------
     Balance at December 31, 2001                                     19,057,000            11.87
         Options granted                                               3,065,000             9.53
         Options exercised                                              (812,000)            7.90
         Options canceled, forfeited or lapsed                        (2,178,000)           11.94
     ------------------------------------------------------------ -------------------
     Balance at December 31, 2002                                     19,132,000          $ 11.66
     ============================================================ ===================

     The following table summarizes information about shares subject to options under the MEIP and EIP at December 31, 2002.

                                  Options Outstanding                                          Options Exercisable
    ---------------------------------------------------------------------------------    ---------------------------------
                                                                  Weighted Average                            Weighted
         Number             Range of         Weighted Average         Remaining               Number          Average
       Outstanding       Exercise Prices      Exercise Price        Life in Years          Exercisable     Exercise price
    ------------------ -------------------- -------------------- --------------------    ----------------- ---------------
            14,000       $ 4.00 -  5.00             $  4.29             1.73                    14,000        $  4.29
         1,479,000         6.00 -  7.50                7.50             6.25                 1,464,000           7.50
         3,248,000         7.72 -  8.53                8.09             4.25                 3,227,000           8.09
           110,000         9.18 -  9.38                9.26             6.29                    70,000           9.31
         2,834,000         9.52 -  9.52                9.52             9.37                   503,000           9.52
         2,182,000        10.24 - 11.41               10.79             4.11                 2,182,000          10.79
         1,451,000        12.37 - 12.91               12.62             4.29                 1,138,000          12.61
         2,069,000        12.97 - 12.97               12.97             7.09                 1,514,000          12.97
           545,000        13.06 - 13.47               13.44             7.77                   524,000          13.45
         2,408,000        13.71 - 13.71               13.71             8.33                   621,000          13.71
         2,792,000        13.75 - 21.47               17.42             6.51                   941,000          14.92
    ------------------                                                                   -----------------
        19,132,000       $ 4.00 - 21.47             $ 11.66             6.00                12,198,000        $ 10.63
    ==================                                                                   =================

     The number of options exercisable at December 31, 2001 and 2000 were 10,676,342 and 8,839,000, respectively.

     The weighted average fair value of options granted during 2002, 2001 and 2000 were $4.98, $6.00 and $6.31, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                         2002           2001           2000
      --------------------------- --------------- -------------- --------------
      Dividend yield                          -              -               -
      Expected volatility                    44%            36%            30%
      Risk-free interest rate              4.94%          5.10%          5.82%
      Expected life                      7 years        6 years        6 years
      --------------------------- --------------- -------------- --------------

                          Employee Stock Purchase Plan
                          ----------------------------
     Our ESPP was approved by shareholders on June 12, 1992 and amended on May 22, 1997. Under the ESPP, eligible employees have the right to subscribe to purchase shares of our Common Stock at 85% of the average of the high and low market prices on the last day of the purchase period. An employee may elect to have up to 50% of annual base pay withheld in equal installments throughout the designated payroll-deduction period for the purchase of shares. The value of an employee's subscription may not exceed $25,000 in any one calendar year and the minimum contribution each purchase period is $50.00. Active employees are required to hold their shares for three years from the date of each purchase period. An employee may not participate in the ESPP if such employee owns stock possessing 5% or more of the total combined voting power or value of our capital stock. As of December 31, 2002, there were 6,407,000 shares of Common Stock reserved for issuance under the ESPP. These shares may be adjusted for any future stock dividends or stock splits. The ESPP will terminate when all shares reserved have been subscribed for and purchased, unless terminated earlier or extended by the Board of Directors. The Compensation Committee of the Board of Directors administers the ESPP.

     Effective November 30, 2002, the employee stock purchase plan was temporarily suspended for future purchase periods. In 2002, 146,406 shares were purchased under the ESPP and 4,072,647 shares were outstanding as of date of suspension. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2002, 2001 and 2000:

                                        2002          2001          2000
                                   ------------- ------------- -------------
      Dividend yield                         -             -             -
      Expected volatility                   44%           36%           30%
      Risk-free interest rate             1.93%         2.71%         6.23%
      Expected life                    6 months      6 months      6 months

     The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 was $2.57, $2.39, and $3.26, respectively.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
     Effective June 30, 2000, the annual cash retainer paid to non-employee directors was eliminated. Instead, each non-employee director was required to elect, by August 1, 2000, to receive as an annual retainer either 2,500 stock units or 10,000 stock options. Starting in July 2001, the Board of Directors restored the ability of the non-employee directors to receive the annual retainer in cash. Each non-employee director must now elect, by December 1 of the prior year, to receive either $30,000 cash, 5,000 stock units or 20,000 stock options as an annual retainer. Directors making a stock unit election must also elect to receive payment in either stock or cash upon retirement from the Board of Directors. Stock options have an exercise price of the fair market value on the date of grant, are exercisable six months after the date of grant and have a 10-year term. The Formula Plan described below also remains in effect until its expiration in 2012.

     For 2002, each non-employee director received fees of $2,000 for each Board of Directors and committee meeting attended. In addition, committee chairs receive an additional fee of $5,000 per annum, paid quarterly.

     From January 1, 2000 through June 30, 2000, the non-employee directors could choose to receive their fees in either stock or stock units or a combination of those two options. Effective July 2001, non-employee directors have the choice to receive their fees paid in cash, stock, or stock units or a combination of two of those three options. If stock was elected, the stock was granted at the average of the high and low on the first trading date of the year (Initial Market Value). If stock units were elected, they were purchased at 85% of the Initial Market Value. Stock units (except in an event of hardship) are held by us until retirement or death. If Final Market Value (the average of the high and low prices of the stock on the last trading day of November) is less than Initial Market Value, the number of shares of stock or stock units will be adjusted based on Final Market Value.

     The Formula Plan, which commenced in 1997 and continues through 2012, provides each Director options to purchase 5,000 shares of common stock. The exercise price of the options granted under the Formula Plan is 100% of the average of the fair market values on the third, fourth, fifth, and sixth trading days of the year in which the options are granted. The options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In addition, on September 1, 1996, each non-employee director was granted options to purchase 2,500 shares of common stock.

     As of any date, the maximum number of shares of common stock which the Plan was obligated to deliver pursuant to the Directors' Plan shall not be more than one percent (1%) of the total outstanding shares of our common stock as of such date, subject to adjustment in the event of changes in our corporate structure affecting capital stock. There were 11 directors participating in the Directors' Plan during all or part of 2002. In 2002, the total options, plan units and stock earned were 99,583, 43,031 and 1,514, respectively. In 2001, the total options, plan units and stock earned were 90,000, 55,285 and 1,321, respectively. In 2000, the total Options, Plan Units and stock earned were 100,000, 42,017 and 2,860, respectively. At December 31, 2002, 1,538,868 options were exercisable at a weighted average exercise price of $10.70.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one for one basis) or in cash. As of December 31, 2002, the liability for such payments was $2,425,000 of which $1,294,000 will be payable in stock (based on the July 15, 1999 stock price) and $1,131,000 will be payable in cash. While the number of shares of stock payable to those directors electing to be paid in stock is fixed, the amount of cash payable to those directors electing to be paid in cash will be based on the number of stock units awarded multiplied by the stock price on the payment date.

(19) Restructuring and Other Expenses:
     ---------------------------------

     2002
     ----
     Restructuring and other expenses primarily consist of expenses related to our various restructurings, $32,985,000 related to reductions in personnel at our telecommunications operations, costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6,800,000 related to our tender offer in June 2002 for all of the publicly held ELI common shares that we did not already own. These costs were partially offset by a $2,825,000 reversal of a 2001 ELI accrual discussed below.

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies between Frontier and the original Citizens businesses. We continue to review our operations, personnel and facilities to achieve greater efficiency.

          Plano Restructuring
          Pursuant to a plan adopted in the third quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $14,557,000 in the second half of 2001, $839,000 in the first quarter of 2002 and we adjusted our accrual down by $92,000 and $561,000 in the second and third quarter of 2002, respectively. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We sold our Plano office building in 2003. The restructuring resulted in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees were relocated, others were offered severance, job training and/or outplacement counseling. As of December 31, 2002, approximately $14,730,000 was paid and all affected employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through December 31, 2002, and other planning and communication costs.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center pursuant to a plan adopted in the fourth quarter of 2001. In connection with this closing, we recorded a pre-tax charge of $731,000 in the fourth quarter of 2001, $62,000 and $9,000 in the first and second quarter of 2002, respectively. We redirected the call traffic and other work activities to our Kingman, Arizona call center. This restructuring resulted in the elimination of 98 employees. We communicated with all affected employees during November 2001. As of December 31, 2002, approximately $802,000 was paid and all affected employees were terminated and no accrual remained.

          ELI Restructuring
          In the first half of 2002, ELI redeployed the Internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network pursuant to a plan adopted in the fourth quarter of 2001. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees which were accrued for but not paid at December 31, 2001. During 2002, ELI adjusted its original accrual down by $2,825,000 due to the favorable settlements of termination charges for off-net circuit agreements. As of December 31, 2002, $1,354,000 has been paid and no accrual remained.

          Tender Offer
          During May 2002, we announced a tender offer for all of the shares of ELI that we did not already own for a price of $0.70 per share. We completed the tender offer in June 2002. As a result, ELI became a wholly-owned subsidiary, for total costs and expenses of approximately $6,800,000. We accounted for this transaction as a purchase and allocated the entire amount to goodwill. We evaluated the recoverability of this goodwill in accordance with SFAS No. 142 and determined that a write-off was necessary based on fair market value as determined by discounted cash flows and other valuation methodologies. This charge is included in restructuring and other expenses.

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

     The following tables display rollforwards of the accruals established for restructuring expenses by plan:

($ in thousands)
 --------------      2001                       Severance       Benefits     Retention     Other        Total
                                           ----------------- ------------ ------------------------ -------------

2001 Plano Restructuring
Original accrued amount                             $ 9,353      $ 1,535      $ 1,178     $   936      $ 13,002
Amount paid                                          (1,386)         (35)         (80)       (177)       (1,678)
Additional accrual                                      551            -        1,793          27         2,371
Adjustments                                            (325)        (104)         (64)       (323)         (816)
                                           ----------------- ------------ ------------------------ -------------
Accrued @ 12/31/2001                                  8,193        1,396        2,827         463        12,879
                                           ----------------- ------------ ------------------------ -------------
Amount paid                                          (7,599)      (1,355)      (3,752)       (346)      (13,052)
Additional accrual                                       65            -        1,150           -         1,215
Adjustments                                            (659)         (28)        (225)       (117)       (1,029)
                                           ----------------- ------------ ------------------------ -------------
Accrued @ 12/31/2002                                $     -      $    13      $    -      $     -      $     13
                                           ================= ============ ======================== =============


2001 Sacramento Call Center Restructuring
Accrued @ 12/31/2001                                $   552      $    94      $    85     $     -      $    731
Amount paid                                            (529)         (83)        (190)          -          (802)
Additional accrual                                       45            -          116           -           161
Adjustments                                             (68)         (11)         (11)          -           (90)
                                           ----------------- ------------ ------------------------ -------------
Accrued @ 12/31/2002                                $     -      $     -      $     -     $     -      $      -
                                           ================= ============ ======================== =============


ELI 2001 Restructuring
Accrued @ 12/31/2001                                $     -      $     -      $     -     $ 4,179      $  4,179
Amount paid                                               -            -            -      (1,354)       (1,354)
Additional accrual                                        -            -            -           -             -
Adjustments                                               -            -            -      (2,825)       (2,825)
                                           ----------------- ------------ ------------------------ -------------
Accrued @ 12/31/2002                                $     -      $     -      $     -     $     -      $      -
                                           ================= ============ ======================== =============


                                            Original Accrued    Amount       Accrual     Remaining
                   1999                         Amount        Paid to Date  Adjustments   Accrual
                                           ----------------- ------------- ------------ ------------

1999 Corporate Office Restructuring
For the year ended December 31, 2000               5,539       (3,993)      (1,008)        538
For the year ended December 31, 2001                 538         (199)        (139)        200
For the year ended December 31, 2002                 200         (189)         (11)          -

(20) Income Taxes:
     -------------
     The following is a reconciliation of the provision for income taxes for continuing operations computed at federal statutory rates to the effective rates:

                                                                   2002         2001          2000
                                                              ------------- ------------  ------------
Consolidated tax provision at federal statutory rate                 35.0%        35.0%         35.0%
State income tax (provisions) benefit, net of federal
  income tax benefit                                                  1.3%       -10.8%         -6.4%
Write-off of regulatory assets                                       -2.6%       -11.7%          0.0%
Nontaxable investment income                                          0.0%         2.6%          5.4%
Flow through depreciation                                            -0.1%        -0.5%         -8.5%
Tax reserve adjustment                                                0.0%         1.0%         -5.6%
Minority interest                                                     0.0%         0.0%          8.7%
All other, net                                                        0.1%         4.8%          3.7%
                                                              ------------- ------------  ------------
                                                                     33.7%        20.4%         32.3%
                                                              ============= ============  ============

     As of December 31, 2002 and 2001, accumulated deferred income taxes amounted to $136,356,000 and $423,486,000, respectively, and the unamortized deferred investment tax credits amounted to $760,000 and $6,058,000, respectively.

     The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)                                               2002         2001
 --------------                                            ------------- ------------

Deferred income tax liabilities:
   Property, plant and equipment basis differences            $ 229,135    $ 492,712
   Deferred energy commodity charges                             51,633       30,421
   Gain on subsidiary stock IPO                                       -       30,246
   Other, net                                                    50,055       97,087
                                                           ------------- ------------
                                                                330,823      650,466
                                                           ------------- ------------

Deferred income tax assets:
   Minimum pension liability                                     69,209            -
   Tax operating loss carryforward                              193,329      126,597
   Alternate minimum tax credit carryforward                     49,864       69,836
   Other, net                                                    57,242       82,167
                                                           ------------- ------------
                                                                369,644      278,600
                                                           ------------- ------------
    Net deferred income tax liability (asset)                 $ (38,821)   $ 371,866
                                                           ============= ============

Deferred tax assets and liabilities are reflected in the following captions on the balance sheet:
    Income taxes accrued                                      $  (8,708)   $  46,186
    Deferred income taxes                                       137,116      429,544
    Other current assets                                              -     (103,864)
    Other assets                                               (167,229)           -
                                                           ------------- ------------
      Net deferred income tax liability (asset)               $ (38,821)   $ 371,866
                                                           ============= ============

     Our federal and state tax operating loss carryforwards as of December 31, 2002 are $477,798,000 and $344,194,000, respectively. Our federal loss carryforward will begin to expire in the year 2020. A portion of our state loss carryforward will begin to expire in 2006. Our alternative minimum tax credit as of December 31, 2002 can be carried forward indefinitely to reduce future regular tax liability. This benefit is presented as a reduction of accrued income taxes.

     The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)
 --------------                                                   2002         2001          2000
                                                              ------------- ------------  ------------

Income taxes charged (credited) to the income statement for
   continuing operations:
Current:
   Federal                                                      $ (159,844)   $ (37,003)    $ (66,759)
   State                                                            (2,562)       5,168        (2,588)
                                                              ------------- ------------  ------------
    Total current                                                 (162,406)     (31,835)      (69,347)

Deferred:
   Federal                                                        (230,388)      10,791        46,647
   Investment tax credits                                             (352)        (649)         (931)
   State                                                           (21,728)       6,888         7,499
                                                              ------------- ------------  ------------
    Total deferred                                                (252,468)      17,030        53,215
                                                              ------------- ------------  ------------
    Subtotal                                                      (414,874)     (14,805)      (16,132)
Income taxes charged (credited) to the income statement for
   discontinued operations:
Current:
   Federal                                                         169,246        5,093         2,749
   State                                                            11,328          774           418
                                                              ------------- ------------  ------------
    Total current                                                  180,574        5,867         3,167

Deferred:
   Federal                                                         (39,904)       2,726         2,260
   Investment tax credits                                                -         (332)         (326)
   State                                                            (5,921)         686           620
                                                              ------------- ------------  ------------
    Total deferred                                                 (45,825)       3,080         2,554
                                                              ------------- ------------  ------------
    Subtotal                                                       134,749        8,947         5,721
Income tax benefit on dividends on convertible preferred
  securities:
Current:
   Federal                                                          (3,344)      (3,344)       (3,344)
   State                                                              (508)        (508)         (508)
                                                              ------------- ------------  ------------
    Subtotal                                                        (3,852)      (3,852)       (3,852)
Income taxes charged (credited) to the income statement for
   extraordinary expense - Discontinuation of Statement of
   Financial Accounting Standards No. 71:
Deferred:
   Federal                                                               -       15,500             -
   State                                                                 -        6,157             -
                                                              ------------- ------------  ------------
    Subtotal                                                             -       21,657             -
                                                              ------------- ------------  ------------
      Total income taxes charged to the income statement (a)      (283,977)      11,947       (14,263)

Income taxes charged (credited) to shareholders' equity:
Deferred income taxes (benefits) on unrealized gains or losses on
   securities classified as available-for-sale                       2,726        2,908        (8,997)
Current benefit arising from stock options exercised                  (720)      (3,001)       (7,392)
Deferred income taxes (benefits) arising from recognition of
   a minimum pension liability                                     (69,209)           -             -
                                                              ------------- ------------  ------------
      Income taxes charged (credited) to shareholders'
        equity (b)                                                 (67,203)         (93)      (16,389)

                                                              ------------- ------------  ------------
Total income taxes: (a) plus (b)                                $ (351,180)    $ 11,854     $ (30,652)
                                                              ============= ============  ============


(21) Net Income (Loss) Per Common Share:
     -----------------------------------
     The reconciliation of the net income (loss) per common share calculation for the years ended December 31, 2002, 2001 and 2000 is as follows:

(In thousands, except per-share amounts)
 --------------------------------------
                                                             2002                                  2001
                                             ------------------------------------- -------------------------------------
                                                            Weighted                              Weighted
                                                             Average                              Average
                                                 Loss        Shares    Per Share       Loss        Shares    Per Share
                                             ------------------------------------- ------------- ----------- -----------
Net loss per common share:
  Basic                                          $(682,897)    280,686                $ (89,682)    273,721
  Carrying cost of equity forward contracts              -           -                   13,650           -
                                             --------------------------            ------------- -----------
  Available for common shareholders              $(682,897)    280,686    $ (2.43)    $(103,332)    273,721     $ (0.38)
  Effect of dilutive shares                              -       3,887                        -       5,859
                                             --------------------------            ------------- -----------
  Diluted                                        $(682,897)    284,573    $ (2.43)    $(103,332)    279,580     $ (0.38)
                                             ==========================            ============= ===========


                                                              2000
                                                -----------------------------------
                                                             Weighted
                                                              Average
                                                   Loss       Shares    Per Share
                                                -----------------------------------
 Net loss per common share:
   Basic                                          $(28,394)    260,767
   Carrying cost of equity forward contracts             -           -
                                                 ----------------------
   Available for common shareholders              $(28,394)    260,767    $ (0.11)
   Effect of dilutive shares                             -      10,149
                                                 ----------------------
   Diluted                                        $(28,394)    270,916    $ (0.11)
                                                 ========================

     All share amounts represent weighted average shares outstanding for each respective period. The diluted net income (loss) per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. We have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 14,391,000 potentially dilutive stock options at a range of $9.18 to $21.47 per share. We also have 18,400,000 potentially dilutive equity units. Each equity unit initially consists of a 6.75% senior note due 2006 and a purchase contract (warrant) for our common stock. These items were not included in the diluted net income (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 1,004,000, 1,232,000 and 829,000 shares at December 31, 2002, 2001 and 2000 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

(22) Comprehensive Income (Loss):
     ----------------------------
     Comprehensive income consists of net income and other gains and losses affecting shareowners' investment and minimum pension liability that, under GAAP, are excluded from net income.

     Our other comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                             2002
                                                          --------------------------------------------
                                                           Before-Tax    Tax Expense/     Net-of-Tax
($ in thousands)                                             Amount        (Benefit)        Amount
 --------------                                           -------------  --------------  -------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $(101,137)      $ (38,078)     $ (63,059)
   Minimum pension liability                                  (180,799)        (69,210)      (111,589)
   Add: Reclassification adjustments for net gain/
     losses realized in net loss                               108,376          40,804         67,572
                                                          -------------  --------------  -------------
Other comprehensive loss                                     $(173,560)      $ (66,484)     $(107,076)
                                                          =============  ==============  =============


                                                                             2001
                                                          --------------------------------------------
                                                           Before-Tax    Tax Expense/     Net-of-Tax
($ in thousands)                                             Amount        (Benefit)        Amount
 --------------                                           -------------  --------------  -------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $ (70,771)      $ (27,015)     $ (43,756)
   Add: Reclassification adjustments for net losses
     realized in net loss                                       78,168          29,923         48,245
                                                          -------------  --------------  -------------
Other comprehensive income                                   $   7,397       $   2,908      $   4,489
                                                          =============  ==============  =============


                                                                             2000
                                                          --------------------------------------------
                                                           Before-Tax    Tax Expense/     Net-of-Tax
($ in thousands)                                             Amount        (Benefit)        Amount
 --------------                                           -------------  --------------  -------------

Net unrealized gains on securities:
   Net unrealized holding gains arising during period        $ (40,377)      $ (15,457)     $ (24,920)
   Less: Reclassification adjustments for net gains
     realized in net income                                     16,875           6,460         10,415
                                                          -------------  --------------  -------------
Other comprehensive loss                                     $ (23,502)      $  (8,997)     $ (14,505)
                                                          =============  ==============  =============

(23) Segment Information:
     --------------------
     We operate in four segments, ILEC, ELI (a CLEC), gas and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our gas and electric segments are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale."

     As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the incumbent ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). Our ILEC operations and ELI do not compete with each other in any individual market.


($ in thousands)                         For the year ended December 31, 2002
 --------------                 --------------------------------------------------------
                                                                                Total
                                  ILEC         ELI         Gas      Electric   Segments
                                ---------   ---------   ---------  ---------   ---------
Revenue                         $2,062,905  $ 175,079   $ 216,517  $ 214,831  $ 2,669,332
Depreciation and Amortization      643,123    112,035         148        216      755,522
Reserve for Telecommunications
  Bankruptcies                      10,446        434           -          -       10,880
Restructuring and Other Expenses    30,054      7,132           -          -       37,186
Loss on Impairment                       -    656,658     152,300    265,100    1,074,058
Operating Income (Loss)            413,241   (759,161)   (119,579)  (222,090)    (687,589)
Capital Expenditures, net          288,823    122,003 (1)  21,035     18,625 (3)  450,486
Assets                           6,675,928    214,252     389,737     58,027    7,337,944

($ in thousands)                       For the year ended December 31, 2001
 --------------                  --------------------------------------------------------
                                                                                  Total
                                  ILEC        ELI        Gas       Electric      Segments
                                 ---------  ---------  ---------  ----------   ----------
Revenue                         $1,594,053  $ 223,391   $ 411,534  $ 228,015  $ 2,456,993
Depreciation and Amortization      545,273     80,020         609      6,434      632,336
Reserve for Telecommunications
  Bankruptcies                      21,200         -           -          -        21,200
Restructuring and Other Expenses    15,148     4,179           -          -        19,327
Operating Income (Loss)            220,956   (71,165)     47,916     35,335       233,042
Capital Expenditures, net          391,377    28,233 (2)  34,138     32,706       486,454
Assets                           7,072,288   902,348     441,654    666,283     9,082,573


($ in thousands)                         For the year ended December 31, 2000
 --------------                  ---------------------------------------------------------
                                                                                  Total
                                  ILEC       ELI         Gas      Electric      Segments
                                 --------- ---------  ---------  ----------   ------------
Revenue                          $ 963,743 $ 240,792   $ 374,751  $ 223,072   $ 1,802,358
Depreciation and Amortization      276,250    63,500      19,228     28,629       387,607
Restructuring and Other Expenses      (649)        -           -          -          (649)
Operating Income (Loss)            157,896   (59,589)      8,268     15,226       121,801
Capital Expenditures, net          350,209   112,285 (2)  51,457     29,482       543,433
Assets                           3,558,562   949,774     692,351    589,801     5,790,488

     (1) Includes $110,000,000 of previously leased facilities purchased by ELI in April 2002.

     (2) Does not include approximately $33,985,000 and $102,192,000 of non-cash ELI capital lease additions in 2001 and 2000, respectively.

     (3) Does not include approximately $38,000,000 of non-cash capital lease additions.

     The following tables are reconciliations of certain sector items to the total consolidated amount.

($ in thousands)                               For the years ended December 31,
 --------------                                  2002       2001      2000
                                              ---------  ---------  ---------
Capital expenditures

Total segment capital expenditures            $ 450,486  $ 486,454  $ 543,433
General capital expenditures                     18,256        817      1,396
                                              ---------  ---------  ---------
Consolidated reported capital expenditures    $ 468,742  $ 487,271  $ 544,829
                                              =========  =========  =========

Assets                               2002            2001
                                  -----------    -----------
Total segment assets              $ 7,337,944    $ 9,082,573
General assets                        808,798        724,236
Discontinued operations assets              -        746,791
                                  -----------    ------------
Consolidated reported assets      $ 8,146,742    $10,553,600
                                  ===========    ============

(24) Discontinuation of SFAS 71:
     ---------------------------
     We historically applied SFAS 71 in the preparation of our financial statements because our incumbent local exchange telephone properties (properties we owned prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier properties) were predominantly regulated in the past following a cost of service/rate of return approach. Beginning in the third quarter of 2001, these properties no longer met the criteria for application of SFAS 71 due to the continuing process of deregulation and the introduction of competition to our existing rural local exchange telephone properties, and our expectation that these trends will continue for all our properties.

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

     Discontinued application of SFAS 71 required us to write off all of the regulatory assets and liabilities of our incumbent local exchange telephone operations. As a result we recognized a non-cash extraordinary charge in our financial statements in the third quarter of 2001 as follows:

          ($ in thousands)
           --------------

          Assets:
            Deferred income tax assets                          $31,480
            Deferred cost of extraordinary plant retirements     25,348
            Deferred charges                                      6,885

          Liabilities:
            Plant related                                       (10,259)

            Deferred income tax liabilities                      (2,531)
                                                              -----------

          Pre-tax charge                                         50,923

            Income tax benefit                                    7,292
                                                              -----------
          Extraordinary expense                                 $43,631
                                                              ===========

     Under SFAS 71, we depreciated our telephone plant for financial reporting purposes over asset lives approved by the regulatory agencies setting regulated rates. As part of the discontinuance of SFAS 71, we revised the depreciation lives of our core technology assets to reflect their estimated economic useful lives. Based upon our evaluation of the pace of technology change that is estimated to occur in certain components of our rural telephone networks, we concluded that minor modifications as of the date of discontinuance were required in our asset lives for the major network technology assets as follows:

                                      Average Remaining Life in Years
                                      -------------------------------
                                      Regulated              Economic
                                       Life                   Life
                                       ----                   ----
             Switching Equipment        6.4                   5.6
             Circuit Equipment          4.3                   4.9
             Copper Cable               8.5                   7.7

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

(25) Quarterly Financial Data (unaudited):
     -------------------------------------

($ in thousands, except per share amounts)
 ----------------------------------------
                                                               First quarter  Second quarter  Third quarter  Fourth quarter
2002                                                           -------------  --------------  -------------  --------------
Revenue                                                          $ 679,334    $  662,439      $ 668,831       $ 658,728
Income (loss) before cumulative effect of changes in
  accounting principle                                             123,038       (41,559)      (700,104)        (24,460)
Net income (loss)                                                   83,226       (41,559)      (700,104)        (24,460)
Income (loss) before cumulative effect of changes in
  accounting principle available for common shareholders per
  basic share                                                    $    0.44    $    (0.15)     $   (2.49)      $   (0.09)
Income (loss) before cumulative effect of changes in accounting
  principle available for common shareholders per diluted share  $    0.43    $    (0.15)     $   (2.49)      $   (0.09)
Net income (loss) available for common shareholders per basic
  share                                                          $    0.30    $    (0.15)     $   (2.49)      $   (0.09)
Net income (loss) available for common shareholders per diluted
  share                                                          $    0.29    $    (0.15)     $   (2.49)      $   (0.09)

2001
Revenue                                                          $ 624,281    $  505,741      $ 661,121       $ 665,850
Net income (loss)                                                   19,723          (649)          (441)       (108,315)
Net income (loss) per basic share                                $    0.08    $    (0.05)     $   (0.01)      $   (0.39)
Net income (loss) per diluted share                              $    0.07    $    (0.05)     $   (0.01)      $   (0.39)


     The quarterly net income (loss) per common share amounts are rounded to the nearest cent. Annual net income (loss) per common share may vary depending on the effect of such rounding. Quarterly revenue has been retroactively revised from their original presentations to conform to current presentation.

     On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale recognized in 2002 was $316,672,000.

     In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656,658,000 related to property, plant and equipment in the ELI sector and $417,400,000 related to the gas and electric sector assets held for sale, in each case in accordance with the provisions of SFAS 144.

     In the third quarter of 2002, we recognized an additional $1,525,000 pre-tax gain on the 2001 sale of our Louisiana gas operation to Atmos Energy Corporation. The initial gain was recognized at the close of the sale in the third quarter of 2001.

     On October 31, 2002, we completed the sale of approximately 4,000 telephone access lines in North Dakota for $9,700,000 in cash. The pre-tax loss on the sale recognized in the fourth quarter of 2002 was $2,803,000.

     On November 1, 2002, we completed the sale of our Kauai electric division to KIUC for $215,000,000 in cash. The pre-tax gain on the sale recognized in the fourth quarter of 2002 was $8,273,000.

     Restructuring and other expenses are primarily related to various restructurings, $32,985,000 of pre-tax expenses related to reductions in personnel at our telecommunications operations, cost that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs and $6,800,000 of pre-tax costs and expenses related to our tender offer in the second quarter of 2002 for all of the ELI common shares that we did not already own. These costs were partially offset by a $2,825,000 pre-tax reversal of an ELI accrual.

     As a result of Adelphia's price declines and filing for bankruptcy, we recognized pre-tax losses of $95,300,000 to be other than temporary. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

     As of December 31, 2002, we owned 1,333,500 shares of D & E Communications common stock. As the result of an other than temporary decline in D & E's stock price, we recognized a pre-tax loss of $16,400,000 on our investment during the quarter ended December 31, 2002.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29,000,000 of Global receivables to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships during 2001 and 2002 as a result of Global's filing for bankruptcy. We recorded a pre-tax write-down of such receivables in the amount of $7,800,000 in the first quarter 2002 and $21,200,000 in the fourth quarter of 2001. In 2002, as the result of a settlement agreement with Global, we reversed $17,900,000 of our previous reserve of the net realizable value of these receivables. Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. Although some of these arrangements have continued after the bankruptcy filing, we are in the process of changing some services and functions to provide them ourselves. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur.

     On July 2, 2001, we completed the sale of our Louisiana Gas operations to Atmos Energy Corporation for $363,400,000 in cash. The pre-tax gain on the sale recognized in the third quarter was $139,300,000.

     Pre-tax restructuring expenses of $13,000,000 for the third quarter and $6,300,000 for the fourth quarter of 2001 are primarily related to the closing of our operations support center in Plano, Texas and our Sacramento, California call center and ELI's decision to exit certain long haul markets. These restructurings are a result of our evaluation of our facilities to take advantage of operational and functional synergies.

     We recognized a pre-tax loss of $79,000,000 in the Adelphia investment as a reduction to investment income in the fourth quarter of 2001.

     Deregulation of most of our local exchange telephone properties required us to cease application of SFAS 71 in the third quarter of 2001, resulting in a non-cash extraordinary charge of $43,600,000, net of tax, in our statement of operations.

(26) Supplemental Cash Flow Information:
     -----------------------------------
     The following is a schedule of net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000:

($ in thousands)                                                       2002           2001           2000
 --------------                                                   --------------- -------------- -------------

Loss from continuing operations before extraordinary expense
    and cumulative effect of change in accounting principle          $ (822,976)     $ (63,926)    $ (40,071)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization expense                               755,522        632,336       387,607
    Investment write-down                                               117,455         79,114             -
    Gain on extinguishment of debt                                      (26,330)             -             -
    Investment (gains)/losses                                            (3,363)           660        18,314
    Gain on sale of assets                                               (9,798)      (139,304)            -
    Loss on impairment                                                1,074,058              -             -
    Allowance for equity funds used during construction                  (1,346)        (2,811)       (3,257)
    Deferred income tax and investment tax credit                      (387,771)        17,030        53,215
    Change in operating accounts receivable                               1,373         57,145       (11,685)
    Change in accounts payable and other                               (152,358)      (198,848)      (24,261)
    Change in accrued taxes and interest                                 (8,975)       166,815       (28,944)
    Change in other current assets                                      101,376        (71,275)      (43,225)
                                                                 --------------- -------------- -------------
        Net cash provided by continuing operating activities          $ 636,867      $ 476,936     $ 307,693
                                                                 =============== ============== =============

(27) Retirement Plans:
     -----------------
                                  Pension Plan
                                  ------------
     We have a noncontributory pension plan covering all employees who have met certain service and age requirements. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to meet ERISA funding requirements while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.

     Effective February 1, 2003, the pension plan was frozen for all non-union plan participants. The vested benefit earned through that date is protected by law and will be available upon retirement. No additional benefit accruals for service will occur after February 1, 2003 for those participants.

     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 2002 and 2001 and net periodic benefit cost for the years ended December 31, 2002, 2001 and 2000.


($ in thousands)                                                   2002          2001
 --------------                                               ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 759,927      $ 282,024
Service cost                                                        12,159         14,065
Interest cost                                                       53,320         37,680
Amendments                                                               -         (3,679)
Actuarial loss                                                      28,948         16,771
Acquisitions/Divestitures                                           (6,239)       447,279
Plant closings/Reduction in force                                   (5,609)             -
Benefits paid                                                      (62,269)       (34,213)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 780,237      $ 759,927
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 798,293      $ 249,400
Actual return on plan assets                                       (60,026)       (13,337)
Acquisitions                                                             -        583,190
Employer contribution                                               16,363         13,253
Benefits paid                                                      (62,269)       (34,213)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 692,361      $ 798,293
                                                              ============= ==============

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $ (87,876)     $  38,366
Unrecognized net liability                                              17             60
Unrecognized prior service cost                                     (1,450)        (1,599)
Unrecognized net actuarial loss                                    235,107         96,860
                                                              ------------- --------------
Prepaid benefit cost                                             $ 145,798      $ 133,687
                                                              ============= ==============

Amounts recognized in the statement of financial position
---------------------------------------------------------
Prepaid benefit cost                                             $   6,874      $ 133,687
Accrued benefit liability                                          (41,874)             -
Other comprehesive income                                          180,798              -
                                                              ------------- --------------
 Net amount recognized                                           $ 145,798      $ 133,687
                                                              ============= ==============


                                                                  2002          2001            2000
                                                              ------------- -------------- ---------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                      $ 12,159      $  14,065        $ 12,286
Interest cost on projected benefit obligation                       53,320         37,680          18,772
Return on plan assets                                              (63,258)       (44,852)        (19,743)
Amortization of prior service cost and unrecognized
       net obligation                                                 (106)          (242)            196
Amortization of unrecognized loss                                    2,137              -               -
                                                              ------------- -------------- ---------------
Net periodic benefit cost                                         $  4,252      $   6,651        $ 11,511
                                                              ============= ============== ===============

     Assumptions used in the computation of pension costs/year-end benefit obligations were as follows:

                                                         2002          2001
                                                         ----          ----
Discount rate                                        7.25%/6.75%    7.5%/7.25%
Expected long-term rate of return on plan assets      8.25%/N/A     8.25%/N/A
Rate of increase in compensation levels               4.0%/4.0%     4.0%/4.0%

     In June 2001, we acquired Frontier, including substantially all their pension assets and benefit obligation. This acquisition increased the pension benefit obligation by $447,279,000 and the fair value of plan assets by $583,190,000 as of June 29, 2001.

     As part of the Frontier acquisition, Global and we agreed to the transfer of pension liabilities and assets related to substantially all Frontier employees. The liabilities associated with the Frontier employees retained by Global were valued following the Pension Benefit Guaranty Corporation's "safe harbor" rules. Prior to Global's bankruptcy filing, Global and we reached agreement on the value of the pension assets and liabilities to be retained by Global as well as the time frame and procedures by which the remainder of the assets were to transfer to a pension trust held by Citizens. Global failed to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets. We initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding, to determine and declare that Global's obligation was not "executory", and to compel Global to execute and deliver such authorization letter. On December 18, 2002 we entered into a stipulation with Global and other parties, "so ordered" by the bankruptcy court, fully and finally settling the adversary proceeding. Pursuant to the stipulation and order, on February 3, 2003 Global instructed the Frontier Plan Trustee to transfer record ownership of the transferred assets with a market value of $447,800,000 to our pension plan, and the transfer in fact took place on that date.

The assets of the Global pension plan are invested primarily in equity securities. Due to the general decline in the equity markets, the assets have declined in value. We recorded an adjustment to our minimum pension liability as of December 31, 2002 in the amount of $180,798,000. The pension liability resulted from the declining market value of the pension plan assets during 2002 combined with a lower market interest rate used to value the plan's liabilities. As of December 31, 2002, the minimum pension liability is measured as the amount of the plan's accumulated benefit obligation that is in excess of the plan's market value of assets at December 31, 2002 plus any balance remaining in deferred or "prepaid" benefit costs that was recorded during periods when our pension plan assets exceeded our accumulated benefit obligation. A charge was recorded to shareholder's equity, net of income tax benefits, as a component of comprehensive loss in the amount of $111,589,000. The adjustment was computed separately for each plan that we maintain but is mainly attributable to the actual results of asset performance with respect to the Global pension plan (see
Note 28). This adjustment does not impact current year earnings, or the funding requirements of the plan. However, pension expense for 2003 will increase as a result of these market declines and lower interest rates. If future market conditions cause either a decline in interest rates used to value our pension plan liabilities or reductions to the value of our pension plan assets we potentially could incur additional charges to our shareholder's equity at the end of 2003. Based upon market conditions existing at the end of February 2003, an additional charge of approximately $30,000,000 - $35,000,000 would be required at the end of 2003 should market conditions remain unchanged.

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     We provide certain medical, dental, life insurance and telephone concession
     benefits  for  retired  employees  and  their   beneficiaries  and  covered
     dependents.  The following table sets forth the plan's benefit  obligations and the postretirement  benefit liability  recognized on our balance sheets at December 31, 2002 and 2001 and net periodic postretirement benefit costs for the years ended December 31, 2002, 2001 and 2000:

($ in thousands)                                                  2002          2001
 --------------                                                ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 190,342      $  59,191
Service cost                                                         1,350            937
Interest cost                                                       13,753          8,812
Plan participants' contributions                                     3,771          1,023
Curtailments/settlements                                                 -        (14,223)
Actuarial loss                                                      21,406         20,321
Acquisitions/Divestitures                                           (4,348)       119,611
Plant closings/Reduction in force                                   (1,950)             -
Amendments                                                               -             20
Benefits paid                                                      (13,641)        (5,350)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 210,683      $ 190,342
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $  29,090      $  25,412
Actual return on plan assets                                        (1,711)           310
Benefits paid                                                       (9,870)        (1,464)
Employer contribution                                                9,541          1,498
Acquisitions                                                             -          3,334
                                                              ------------- --------------
Fair value of plan assets at end of year                         $  27,050      $  29,090
                                                              ============= ==============

Accrued benefit cost
--------------------
Funded status                                                    $(183,633)     $(161,252)
Unrecognized transition obligation                                     234            258
Unrecognized prior service cost                                         16             18
Unrecognized loss                                                   35,048         18,174
                                                              ------------- --------------
Accrued benefit cost                                             $(148,335)     $(142,802)
                                                              ============= ==============

                                                                  2002          2001            2000
                                                              ------------- -------------- ---------------
Components of net periodic postretirement benefit cost
------------------------------------------------------
Service cost                                                      $  1,350        $   937         $   652
Interest cost on projected benefit obligation                       13,753          8,812           3,943
Return on plan assets                                               (2,438)        (2,227)         (1,688)
Amortization of prior service cost and transition obligation            26             25              23
Amortization of unrecognized (gain)/loss                             2,383            204            (793)
Curtailment gain                                                         -              -            (757)
Settlement loss                                                          -            491               -
Acquisition loss                                                         -              -             581
                                                              ------------- -------------- ---------------
Net periodic postretirement benefit cost                          $ 15,074        $ 8,242         $ 1,961
                                                              ============= ============== ===============

     For purposes of measuring year end benefit obligations, we used the same discount rates as were used for the pension plan and, depending on medical plan coverage for different retiree groups, an 8 - 12% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2010 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $2,134,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $27,361,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1,759,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(22,882,000).

     In August 1999, our Board of Directors approved a plan of divestiture for the public services properties. Any pension and/or postretirement gain or loss associated with the divestiture of these properties will be recognized when realized. During 2002, we sold our entire water distribution and wastewater treatment business and one of our three electric businesses. The pension plan has been frozen from the date of sale and we have retained those liabilities. In both transactions, the buyer assumed the retiree medical liabilities for those properties.

     In June 2001, we acquired Frontier Corp., including their postretirement benefit plans. This acquisition increased the accumulated postretirement benefit obligation by $118,819,000 and the fair value of plan assets by $3,334,000 as of June 29, 2001.

                              401(k) Savings Plans
                              --------------------

     We sponsor an employee retirement savings plan under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees. Under the Plan, we provide matching and certain profit-sharing contributions. Effective May 1, 2002, the Plan was amended to provide for employer contributions to be made in cash rather than Company stock, impacting all non-union employees and most union employees. Employer contributions were $10,331,000, $6,878,000 and $5,973,000 for 2002, 2001 and 2000, respectively.

(28) Commitments and Contingencies:
     ------------------------------
     We have budgeted capital expenditures in 2003 of approximately $333,600,000, including $288,400,000 for ILEC and ELI and $45,200,000 for gas and electric. Certain commitments have been entered into in connection therewith. We expect to incur additional impairment losses during 2003 with respect to our public utility properties. These properties are carried at our estimates of net realizable values. Under the terms of the definitive agreements relating to the sale of our Arizona and Hawaiian properties, most of the capital expenditures we will make during 2003 for these properties will not be recovered. As a result, the amount of these expenditures (currently estimated at $28,000,000 through the expected closing dates) will be expensed as incurred and not capitalized. These expenditures are of a normal recurring nature and are necessary to provide safe, reliable utility service to customers. We generally do not enter into firm, committed contracts for such activities. If the closing dates for the sales of our Arizona and Hawaiian properties actually occur later than the currently expected dates, the actual amount of capital expenditures expensed will exceed these estimates. If the sale of our Arizona utility businesses to UniSource is completed, the sale agreement requires us to promptly redeem $111,760,000 principal amount of industrial revenue bonds.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases for continuing operations are as follows:

    ($ in thousands)          Year             Amount
     --------------       --------------   --------------
                              2003              $ 26,790
                              2004                22,234
                              2005                18,918
                              2006                17,385
                              2007                17,193
                           thereafter             55,455
                                           --------------
                              Total            $ 157,975
                                           ==============

     Total rental expense included in our results of operations for the years ended December 31, 2002, 2001 and 2000 was $36,550,000, $38,829,000 and
     $33,042,000 respectively. We sublease, on a month-to-month basis, certain office space in our corporate office to a charitable foundation formed by our Chairman.

     Minimum payments on operating leases are included in the table above. For payments on capital leases, see Note 9.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees. We also purchase capacity and associated energy from various electric energy and natural gas suppliers. Some of these contracts obligate us to pay certain capacity costs whether or not energy purchases are made. These contracts are intended to complement the other components in our power supply to achieve the most economic mix reasonably available. At December 31, 2002, the estimated future payments for long distance contracts, and capacity and energy that we are obligated for are as follows:

                                                               Public
($ in thousands)              Year          ILEC / ELI        Services            Total
 --------------          --------------   --------------   --------------    --------------
                              2003              $ 72,317        $  28,495         $ 100,812
                              2004                49,578           28,147            77,725
                              2005                16,781           23,085            39,866
                              2006                     -           23,236            23,236
                              2007                     -           21,363            21,363
                           thereafter                  -          125,750           125,750
                                           --------------   --------------    --------------
                              Total             $138,676        $ 250,076         $ 388,752
                                           ==============   ==============    ==============

     The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 2002, 2001 and 2000, our obligation under the agreement is approximately 10% of the total contract. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on our financial results.

     At December 31, 2002, we have outstanding performance letters of credit as follows:

     ($ in thousands)
      --------------
                       Qwest                                $  64,280
                       Pinnacle West Capital Corporation       40,000
                       CNA                                     20,027
                       Water projects                           1,809
                       ELI projects                                50
                                                            ----------
                          Total                             $ 126,166
                                                            ==========

     None of the above letters of credit restrict our cash balances.

On July 20, 2001, we notified Qwest that we were terminating eight acquisition agreements. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated theses agreements and is seeking approximately $64,000,000 in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceedings, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been scheduled to commence in the third quarter of 2003.

On December 21, 2001, we entered into a settlement agreement resolving all claims in a class action lawsuit pending against the Company in Santa Cruz County, Arizona (Chilcote, et al. v. Citizens Utilities Company, No. CV 98-471). The lawsuit arose from claims by a class of plaintiffs that included all of our electric customers in Santa Cruz County for damages resulting from several power outages that occurred during the period January 1, 1997, through January 31, 1999. Under the terms of the settlement agreement, and without any admission of guilt or wrongdoing by us, we have paid the class members $5,500,000 in satisfaction of all claims. The court approved the settlement agreement on March 29, 2002, and the lawsuit against us was dismissed with prejudice. We accrued the full settlement amount, plus an additional amount sufficient to cover legal fees and other related expenses, during the fourth quarter of 2001 and no accrual remains at December 31, 2002.

As part of the Frontier acquisition, Global and we agreed to Global's transfer, effective as of July 1, 2001, of certain liabilities and assets under the Global pension plan for Frontier employees. Such transfer and assumption of liabilities was to be to a trustee of a trust established under our pension plan, and would exclude (1) those liabilities relating to certain current and former Frontier employees who were not considered part of the Frontier acquisition (calculated using the "safe Harbor" methodology of the Pension Benefit Guaranty Corporation) and (2) those assets attributable to such excluded liabilities. After filing for bankruptcy on January 28, 2002, Global claimed that its obligation to transfer the Global pension plan's transferred assets and liabilities remained "executory" under the Bankruptcy Code, and refused to execute and deliver an authorization letter to the Frontier plan trustee (who was also the Global plan trustee) directing the trustee to transfer to our pension plan record ownership of such assets and liabilities. We initiated an adversary proceeding with the Bankruptcy Court supervising Global's bankruptcy proceeding to determine and declare that Global's obligation was not "executory," and to compel Global to execute and deliver such authorization letter. On December 18, 2002 we entered into a stipulation with Global and other parties, "so ordered" by the Bankruptcy Court, fully and finally setting the adversary proceeding. Pursuant to the stipulation and order, on February 3, 2003, among other things, Global instructed the Frontier plan trustee to transfer record ownership of the transferred assets and liabilities to our pension plan, and the transfer in fact took place on that date.

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counter claims against the City. We intend to defend ourselves vigorously against the City's lawsuit.

We also have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed suit against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue insurance coverage for the City's lawsuit. In addition, we have identified a number of other potentially responsible parties that may be responsible for the damages alleged by the City. We expect to initiate legal action within the next few weeks to bring those parties into the lawsuit.

On February 7, 2003, we received a letter from counsel representing Enron North America Corporation (formerly known as Enron Gas Marketing, Inc.) demanding payment of an "early termination liability" of approximately $12,500,000 that Enron claims it is owed under a gas supply agreement that we lawfully terminated in November 2001. The demand was made in connection with Enron's ongoing bankruptcy proceeding in the United States Bankruptcy Court for the Southern
District of New York. We believe Enron's claim lacks any merit and have so advised that company's counsel. Enron has threatened to initiate an adversary proceeding in the bankruptcy court to recover the amount of its demand plus applicable interest and attorney's fees. If that occurs, we will vigorously defend against any such action.

During the fourth quarter of 2002 we became aware of irregularities involving payments made by certain of our public utilities operations for services or benefits that we did not receive. The payments do not involve our current operations in Arizona, Vermont, or Hawaii. With the assistance of forensic specialists, outside auditors, and counsel, we investigated these irregularities and identified a total of $7,800,000 that had been embezzled from the Company. These payments were reflected in our financial statements as charges to earnings (primarily during 2002). The U.S. Government has recovered approximately $6,000,000 (which we believe will be turned over to us) and we believe that most of the remaining funds outstanding will be reimbursed by insurance.

We have provided detailed information regarding the results of our investigation to federal prosecutors and the Securities and Exchange Commission, including the names of two of our former officers (Ken Cohen and Livingston Ross, who were the President and Chief Operating Officer of the Public Services Sector and the Vice President of Reporting and Audit, respectively) who approved the payments. We have been advised by federal prosecutors that these two individuals have admitted their involvement in these schemes and we have terminated the employment of these individuals.

In connection with an inquiry that we believe has arisen as a result of allegations made to federal authorities during their investigation of the embezzlement, we and our employees are cooperating fully with the Office of the U.S. Attorney for the Southern District of New York and with the New York office of the Securities and Exchange Commission. We have provided requested documents to the SEC and we have agreed to comply with an SEC request that, in connection with the informal inquiry that it has initiated, we preserve financial, audit, and accounting records.

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

The Board of Directors and Shareholders
Citizens Communications Company:

We have audited and reported separately herein on the balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. Our report refers to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" as of January 1, 2002.

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




                                                         KPMG LLP



New York, New York
March 4, 2003


     Schedule II

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                ($ In thousands)

                                                 Balance at       Charged to                                       Balance at
                                               Beginning of       Revenue or        Frontier                         End of
Accounts                                          Period           Expense        Acquisition     Deductions         Period
----------------------------------------   ----------------   -----------------  -------------   --------------    ------------

Allowance for doubtful accounts
                     2000                         28,278           16,719                 -         (21,084)          23,913
                     2001                         23,913           41,233  (1)       10,709          (8,254)          67,601
                     2002                         67,601           66,935  (2)            -         (95,590) (3)      38,946


        (1) Includes the reserve for Global receivables (See Note 15 to Consolidated Financial Statements).
        (2) Net of recoveries of amounts previously written off.
        (3) Includes the sale of WorldCom receivables.
