Form 10-Q
period 2003-03-31
CITIZENS COMMUNICATIONS CO
filed 2003-05-09
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                06-0619596
   --------------------------------       ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


         3 High Ridge Park
        Stamford, Connecticut                            06905
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

                                 (203) 614-5600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                Yes  X    No
                                    ----     ----

The number of shares outstanding of the registrant's Common Stock as of April 30, 2003 was 283,448,803.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                       Page No.
                                                                                                       --------

   Part I.  Financial Information (Unaudited)

    Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                                    2

    Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002               3

    Consolidated Statements of Shareholders' Equity for the year ended December 31, 2002 and the
       three months ended March 31, 2003                                                                   4

    Consolidated Statements of Comprehensive Income for the three months ended March 31,
       2003 and 2002                                                                                       4

    Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002               5

    Notes to Consolidated Financial Statements                                                             6

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 18

    Quantitative and Qualitative Disclosures about Market Risk                                            29

    Controls and Procedures                                                                               30

   Part II.  Other Information

    Legal Proceedings                                                                                     31

    Exhibits and Reports on Form 8-K                                                                      32

    Signature                                                                                             33

    Certifications                                                                                        34


   ITEM 1.    FINANCIAL STATEMENTS
              --------------------

                          PART I. FINANCIAL INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)


                                                                            March 31, 2003    December 31, 2002
                                                                          ------------------- ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                    $   455,923        $   393,177
    Accounts receivable, less allowances of $39,661 and $38,946, respectively        288,415            310,929
    Other current assets                                                              36,717             49,114
    Assets held for sale                                                             464,491            447,764
                                                                          ------------------- ------------------
      Total current assets                                                         1,245,546          1,200,984

Property, plant and equipment, net                                                 3,707,554          3,690,056
Goodwill, net                                                                      1,869,348          1,869,348
Other intangibles, net                                                               911,259            942,970
Investments                                                                           36,148             29,846
Other assets                                                                         428,713            413,538
                                                                          ------------------- ------------------
          Total assets                                                           $ 8,198,568        $ 8,146,742
                                                                          =================== ==================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                           $   110,305        $    58,911
    Accounts payable and other current liabilities                                   567,101            561,902
    Liabilities related to assets held for sale                                      129,527            150,053
                                                                          ------------------- ------------------
      Total current liabilities                                                      806,933            770,866

Deferred income taxes                                                                206,553            137,116
Customer advances for construction and contributions in aid of construction          134,751            146,661
Other liabilities                                                                    298,896            301,349
Equity units                                                                         460,000            460,000
Long-term debt                                                                     4,783,255          4,957,361
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*           201,250            201,250

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 283,282,000 and 282,482,000 outstanding and 294,324,000 and 294,080,000 issued at
      March 31, 2003 and December 31, 2002, respectively)                             73,581             73,520
    Additional paid-in capital                                                     1,937,693          1,943,406
    Accumulated deficit                                                             (425,602)          (553,033)
    Accumulated other comprehensive loss                                             (98,279)          (102,169)
    Treasury stock                                                                  (180,463)          (189,585)
                                                                          ------------------- ------------------
      Total shareholders' equity                                                   1,306,930          1,172,139
                                                                          ------------------- ------------------
          Total liabilities and equity                                           $ 8,198,568        $ 8,146,742
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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                                    2003             2002
                                                                                              --------------   --------------
Revenue                                                                                           $ 651,862        $ 679,334

Operating expenses:
     Cost of services                                                                               113,219          128,238
     Other operating expenses                                                                       235,821          260,854
     Depreciation and amortization                                                                  138,548          178,174
     Reserve for telecommunications bankruptcies                                                       -               7,804
     Restructuring and other expenses                                                                   (21)           3,905
                                                                                              --------------   --------------
Total operating expenses                                                                            487,567          578,975
                                                                                              --------------   --------------

Operating income                                                                                    164,295          100,359

Investment and other income (loss), net                                                              49,822          (48,508)
Loss on sale of assets                                                                                1,650             -
Interest expense                                                                                    109,276          122,050
                                                                                              --------------   --------------
     Income (loss) from continuing operations before income taxes, dividends on convertible preferred securities, and cumulative effect of change
           in accounting principle                                                                  103,191          (70,199)
Income tax expense (benefit)                                                                         39,976          (26,942)
                                                                                              --------------   --------------
      Income (loss) from continuing operations before dividends  on convertible
       preferred securities, and cumulative effect of change in accounting principle                 63,215          (43,257)

Dividends on convertible preferred securities, net of income tax benefit of $(963)                    1,553            1,553
                                                                                              --------------   --------------
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                               61,662          (44,810)

Loss from discontinued operations, net of income tax benefit of $(920)                                 -              (1,478)
Gain on disposal of water segment, net of tax of $139,874                                              -             169,326
                                                                                              --------------   --------------
     Total income from discontinued operations, net of tax of $138,954                                 -             167,848

     Income before cumulative effect of change in accounting principle                               61,662          123,038

Cumulative effect of change in accounting principle, net of tax of
     $41,591 and $0, respectively                                                                    65,769          (39,812)
                                                                                              --------------   --------------
     Net income attributable to common shareholders                                               $ 127,431        $  83,226
                                                                                              ==============   ==============

Basic income per common share:
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                            $    0.22        $   (0.16)
     Income from discontinued operations                                                          $      -         $    0.60
     Income before cumulative effect of change in accounting principle                            $    0.22        $    0.44
     Cumulative effect of change in accounting principle                                          $    0.23        $   (0.14)
     Net income attributable to common shareholders                                               $    0.45        $    0.30

Diluted income per common share:
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                            $    0.22        $   (0.16)
     Income from discontinued operations                                                          $      -         $    0.59
     Income before cumulative effect of change in accounting principle                            $    0.22        $    0.43
     Cumulative effect of change in accounting principle                                          $    0.23        $   (0.14)
     Net income attributable to common shareholders                                               $    0.45        $    0.29


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2003
                                ($ in thousands)
                                   (Unaudited)



                                                                          Retained    Accumulated
                                            Common Stock     Additional   Earnings      Other        Treasury Stock       Total
                                         ------------------   Paid-In   (Accumulated Comprehensive  ----------------  Shareholders'
                                         Shares    Amount     Capital     Deficit)    Income (Loss)  Shares   Amount     Equity
                                         --------- -------- ----------- ------------ -------------- -------- -------   -----------

Balances January 1, 2002                  292,840   $73,210  $ 1,927,518   $ 129,864   $   4,907    (11,551) $ (189,357) $1,946,142
   Stock plans                              1,240       310       15,888         -           -          (47)       (228)     15,970
   Net loss                                   -         -           -       (682,897)        -          -           -      (682,897)
   Other comprehensive income, net of
     tax and reclassifications adjustments    -         -           -            -      (107,076)       -           -      (107,076)
                                          --------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balances December 31, 2002                294,080    73,520   1,943,406     (553,033)   (102,169)   (11,598)   (189,585)  1,172,139
   Stock plans                                244        61      (5,713)         -           -          556       9,122       3,470
   Net income                                 -         -           -        127,431         -          -           -       127,431
   Other comprehensive income, net of
     tax and reclassifications adjustments    -         -           -            -         3,890        -           -         3,890
                                         --------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balances March 31, 2003                   294,324   $73,581  $ 1,937,693  $ (425,602)  $ (98,279)   (11,042) $ (180,463) $1,306,930
                                         ========= ========= =========== ============ ============ ======== =========== ===========



        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                ($ in thousands)
                                   (Unaudited)


                                                  For the three months ended March 31,
                                              ---------------------------------------------
                                                      2003                    2002
                                              ---------------------   ---------------------

Net income                                               $ 127,431                $ 83,226
Other comprehensive income (loss), net of
  tax and reclassifications adjustments*                     3,890                    (293)
                                              ---------------------   ---------------------
  Total comprehensive income                             $ 131,321                $ 82,933
                                              =====================   =====================


   * Consists of unrealized holding gains/(losses) of marketable securities.



        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                ($ in thousands)

                                                                          2003             2002
                                                                     ---------------  ---------------
Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                            $  61,662       $     (44,810)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization expense                              138,548             178,174
      Investment write-down                                                  -                49,740
      Gain on extinguishment of debt                                     (46,868)                -
      Investment (gains)/losses                                              201                 -
      Loss on sale of assets                                               1,650                 -
      Allowance for equity funds used during construction                    (34)               (475)
      Deferred and accrued income taxes                                   79,808            (156,291)
      Change in accounts receivable                                       24,281               8,185
      Change in accounts payable, accrued expenses and
         other liabilities                                               (71,288)              6,431
      Change in other current assets                                      12,392              98,043
                                                                     ---------------  ---------------
Net cash provided by continuing operating activities                     200,352             138,997

Cash flows from investing activities:
      Proceeds from sale of assets, net of selling expenses                  553                 -
      Capital expenditures                                               (47,752)            (68,439)
      Securities purchased                                                   (22)               (450)
      Securities matured                                                     -                 2,014
      Other                                                                  -                   447
                                                                     ---------------  ---------------
Net cash used by investing activities                                    (47,221)            (66,428)

Cash flows from financing activities:
      Long-term debt principal payments                                  (89,438)           (148,097)
      Issuance of common stock                                             3,198               4,832
      Customer advances for construction
        and contributions in aid of construction                          (4,145)              1,402
                                                                     ---------------  ---------------
Net cash used by financing activities                                    (90,385)           (141,863)

Cash provided by (used by) discontinued operations
      Proceeds from sale of discontinued operations                          -               859,065
      Net cash used by discontinued operations                               -               (32,889)

Increase in cash and cash equivalents                                     62,746             756,882
Cash and cash equivalents at January 1,                                  393,177             215,869
                                                                     ---------------  ---------------

Cash and cash equivalents at March 31,                                 $ 455,923       $     972,751
                                                                     ===============  ===============

Cash paid during the period for:
      Interest                                                         $ 107,982       $     104,273
      Income taxes                                                     $     306       $       1,644

Non-cash investing and financing activities:
      Change in fair value of interest rate swaps                      $     711       $        (364)
      Note receivable from sale of assets                              $  21,306       $         -


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          Citizens Communications Company and its subsidiaries are referred to as "we," "us" "our" or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our 2002 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation rates, pension assumptions, calculations of impairment amounts, intangible assets, income taxes and contingencies, and allowance for doubtful accounts, including reserves established for telecommunication bankruptcies.

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

     (c)  Goodwill and Other Intangibles:
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment, at least annually. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually (during the fourth quarter) examine the carrying value of our goodwill and other intangibles with indefinite useful lives to determine whether there are any impairment losses.

     (d)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          of:
          We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. In accordance with SFAS No. 144, we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

     (e)  Derivative Instruments and Hedging Activities:
          On the date the derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

          We entered into interest rate swap arrangements during 2002 related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

     (f)  Employee Stock Plans:
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we recognize compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant.

          At March 31, 2003, we have four stock based compensation plans: the Management Equity Incentive Plan (MEIP), the Equity Incentive Plan
          (EIP), the Employee Stock Purchase Plan (ESPP) and our Directors' Deferred Fee Equity Plan. We apply Accounting Principles Board
          Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. In addition, we grant restricted stock awards to key employees in the form of our Common Stock. Compensation expense is recognized as a component of operating expense for our Directors' Deferred Fee Equity Plan and restricted stock grants. Compensation cost is not generally recognized in the financial statements for options issued pursuant to the MEIP or EIP, as the exercise price for such options was equal to the market price of the stock at the time of grant. Compensation cost is also not recognized in the financial statements related to the ESPP because the purchase price is 85% of the fair value. For purposes of presenting pro forma information the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP and ESPP, our pro forma net income and net income per common share would have been as follows:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                     2003          2002
                                                               ------------    ------------
             ($ in thousands)

             Net income                        As reported      $  127,431      $  83,226
             Add: Stock-based employee
             compensation expense included
             in reported net income, net of
             related tax effects
                                                                       844          1,290
             Deduct: Total stock-based
             employee compensation expense
             determined under fair
             value based method for all
             awards, net of related tax
             effects                                                 (3,084)       (4,073)
                                                                ------------    ----------
                                               Pro forma        $   125,191     $  80,443
                                                                ============    ==========

             Net income per common share       As reported:
                                                  Basic         $      0.45     $    0.30
                                                  Diluted              0.45          0.29



                                               Pro forma:
                                                  Basic         $      0.44     $    0.29
                                                  Diluted              0.44          0.28


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

(2)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at March 31, 2003 and December 31, 2002 is as follows:

($ in thousands)                               March 31, 2003        December 31, 2002
                                           ----------------------  ---------------------

Property, plant and equipment                        $ 6,120,913            $ 6,139,772
Less accumulated depreciation                         (2,413,359)            (2,449,716)
                                           ----------------------  ---------------------
    Property, plant and equipment, net               $ 3,707,554            $ 3,690,056
                                           ======================  =====================


     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $106,836,000 and $147,820,000 for the three months ended March 31, 2003 and 2002, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment. This change in estimate reduced depreciation expense by $18,463,000, or $0.04 per share, for the quarter ended March 31, 2003 as compared to March 31, 2002. For the three months ended March 31, 2002, we recognized accelerated depreciation of $11,900,000 related to the closing of our Plano, Texas facility.

(3)  Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309,200,000, subsequently adjusted to $316,672,000 in the fourth quarter of 2002.

          Electric and Gas
          ----------------
          On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230,000,000 in cash ($220,000,000 if we close the sale by July 28, 2003), subject to adjustments specified in the agreements. The transaction, which is subject to regulatory and other customary approvals, is expected to close during the second half of 2003.

          On November 1, 2002, we completed the sale of our Kauai electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000 in cash. The pre-tax gain on the sale recognized in the fourth quarter of 2002 was $8,273,000.

          On December 19, 2002, we entered into a definitive agreement to sell The Gas Company in Hawaii to K-1 USA Ventures, Inc. for $115,000,000 in cash, subject to adjustments under the terms of the agreement. The transaction, which is subject to regulatory and other customary approvals, is expected to close during the second half of 2003.

          We have entered into definitive agreements to sell the assets of our Vermont electric division to Vermont Electric Power Company, Inc. and Vermont Electric Cooperative, Inc. for an aggregate of approximately $25,000,000 in cash, subject to adjustments under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close by mid-2004.

     All our gas and electric assets (comprised of Arizona gas and electric, Hawaii gas and Vermont electric) and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale.

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

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

     ($ in thousands)                                      For the three months ended March 31,
                                                        --------------------------------------------
                                                               2003                    2002
                                                        --------------------   ---------------------
     Revenue                                                    $   -               $   4,650
     Operating loss                                             $   -               $    (419)
     Income tax benefit                                         $   -               $    (920)
     Loss from discontinued operations, net of tax              $   -               $  (1,478)
     Gain on disposal of water segment, net of tax              $   -               $ 169,326


     Summarized  financial  information  for  the gas  and  electric  operations
     (assets held for sale) is set forth below:

($ in thousands)                                  March 31, 2003       December 31, 2002
                                                --------------------   -------------------

Current assets                                          $    48,839           $    49,549
Net property, plant and equipment                           368,519               358,135
Other assets                                                 47,133                40,080
                                                --------------------   -------------------
Total assets held for sale                              $   464,491           $   447,764
                                                ====================   ===================

Current liabilities                                     $    68,314           $    83,278
Other liabilities                                            61,213                66,775
                                                --------------------   -------------------
Total liabilities related to assets held for sale       $   129,527           $   150,053
                                                ====================   ===================

(4)  Other Intangibles:
     -----------------
     Other intangibles at March 31, 2003 and December 31, 2002 are as follows:

($ in thousands)                                       March 31, 2003         December 31, 2002
                                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                $ 1,000,816            $ 1,000,816
Trade name - non-amortizable                                  122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                        1,122,874              1,122,874
Accumulated amortization                                     (211,615)              (179,904)
                                                   ------------------------  ---------------------
    Total other intangibles, net                          $   911,259            $   942,970
                                                   ========================  =====================


     We have reflected assets acquired at fair market values at the time of acquisition in accordance with purchase accounting standards. Our allocations are based upon an independent appraisal of the respective properties acquired.

(5)  Restructuring Charges:
     ---------------------

     2002
     ----
     Restructuring and other expenses primarily consist of expenses related to our various restructurings, including reductions in personnel at our telecommunications operations, costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs. These costs were partially offset by a $2,100,000 reversal of a 2001 ELI accrual recognized in the first quarter of 2002, which was subsequently adjusted to $2,825,000 in the fourth quarter of 2002. See further discussion below.

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies between Frontier and the original Citizens businesses. We continue to review our operations, personnel and facilities to achieve greater efficiency.

          Plano Restructuring
          Pursuant to a plan adopted in the third quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $839,000 for the three months ended March 31, 2002. The restructuring expenses primarily consist of severance benefits, retention earned through March 31, 2002 and other planning and communication costs. We sold our Plano office building in March 2003.

          Sacramento Call Center Restructuring
          In April 2002, we closed our Sacramento Customer Care Center pursuant to a plan adopted in the fourth quarter of 2001. In connection with this closing, we recorded a pre-tax charge of $62,000 for the three months ended March 31, 2002.

          ELI Restructuring
          In the first half of 2002, ELI redeployed the Internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network pursuant to a plan adopted in the fourth quarter of 2001. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees, which were accrued for but not paid at December 31, 2001. In the first quarter 2002, ELI adjusted their original accrual down by $2,100,000 due to the favorable settlement of termination charges for an off-net circuit agreement. By December 31, 2002, this accrual was adjusted down by $725,000.

($ in thousands)
                   2001         Severance       Benefits       Retention       Other        Total
                             --------------  -------------- -------------- ------------- ----------

2001 Plano Restructuring
Original accrued amount           $ 9,353         $ 1,535        $ 1,178        $ 936   $ 13,002
Amount paid                        (8,985)         (1,390)        (3,832)        (523)   (14,730)
Additional accrual                    616             -            2,943           27      3,586
Adjustments                          (984)           (132)          (289)        (440)    (1,845)
                             -------------  -------------- -------------- ------------ ----------
Accrued @ 12/31/2002                  -                13            -            -         13
                             -------------  -------------- -------------- ------------ ----------
Amount paid                           -               (13)           -            -        (13)
Additional accrual                    -               -              -            -          -
Adjustments                           -               -              -            -          -
                             -------------  -------------- -------------- ------------ ----------
Accrued @ 3/31/2003               $   -           $   -          $   -          $ -     $    -
                             =============  ============== ============== ============ ==========

(6)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2002 to March 31, 2003 is as follows:

                                                       Three Months Ended March 31, 2003
                                                   --------------------------------------

                                                                   Interest                                 Interest Rate* at
                                      December 31,               Rate Swap/                     March 31,       March 31,
($ in thousands)                         2002        Payments** Reclassification     Other        2003            2003
                                      ------------   ---------- ----------------   ---------    ---------      ---------
FIXED RATE

  Rural Utilities Service Loan        $   30,874    $    (218)    $    -          $      -     $   30,656        6.210%
Contracts

  Senior Unsecured Debt                4,508,880      (88,700)        711                -      4,420,891        8.199%

  Equity Units                           460,000          -            -                 -        460,000        7.480%

  ELI Notes                                5,975          -            -                 -          5,975        6.232%
  ELI Capital Leases                     135,200         (517)                       (33,985)     100,698       10.282%
  Industrial Development Revenue         186,390          -            -                 -        186,390        6.091%
Bonds
  Other
                                              40           (3)         -                 -             37       12.985%
                                       ---------    ----------     --------        ----------   -----------
TOTAL FIXED RATE                       5,327,359      (89,438)        711            (33,985)   5,204,647
                                       ---------    ----------     --------        ----------   -----------
VARIABLE RATE

  Industrial Development Revenue
Bonds                                    148,913          -           -                  -        148,913        2.410%
                                       ---------                                                -----------
TOTAL VARIABLE RATE                      148,913          -           -                  -        148,913
                                       ---------                                                -----------
TOTAL LONG TERM DEBT                   5,476,272    $ (89,438)     $  711          $ (33,985)  $5,353,560
                                       ---------    ==========     ========        ==========   -----------


  Less:  Current Portion                 (58,911)                                                (110,305)
  Less:  Equity Units                   (460,000)                                                (460,000)
                                      ----------                                                -----------
                                      $4,957,361                                               $4,783,255
                                      ==========                                                ===========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** Includes purchases on the open market.

On February 1 2003, we repaid at maturity $35,000,000 million of Frontier Communications of Minnesota 7.61% Senior Notes.

During the first quarter of 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $53,700,000 at a premium of approximately $2,400,000 which is included in investment and other income (loss), net.

In March 2003, we terminated a capital lease obligation at ELI with a principal amount of approximately $33,985,000. The lease termination resulted in a pre-tax non-cash gain of $40,703,000. This reduced our future minimum cash payment commitments by approximately $96,900,000 over the next 20 years. Total future minimum cash payment commitments over the next 24 years under ELI's long-term capital leases amounted to $218,530,000 as of March 31, 2003.

(7)  Income (Loss) Per Common Share:
     ------------------------------
     The reconciliation of the income (loss) per common share calculation for the three months ended March 31, 2003 and 2002, respectively, is as follows:

($ in thousands, except per-share amounts)                        For the three months ended March 31,
                                                                ------------------------------------------
                                                                      2003                    2002
                                                                ------------------     -------------------
Net income (loss) used for basic and diluted earnings
   per common share
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle                 $   61,662            $    (44,810)
Income from discontinued operations                                           -                   167,848
                                                                ------------------     -------------------
Income before cumulative effect of change in
   accounting principle                                                    61,662                 123,038
Cumulative effect of change in accounting principle                        65,769                 (39,812)
                                                                ------------------     -------------------
Net income attributable to common shareholders                         $  127,431            $     83,226
                                                                ==================     ===================

Basic earnings per common share
Weighted-average shares outstanding - basic                               281,637                 280,257
                                                                ------------------     -------------------
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle                 $     0.22            $      (0.16)
Income from discontinued operations                                           -                      0.60
                                                                ------------------     -------------------
Income before cumulative effect of change in
   accounting principle                                                      0.22                    0.44
Cumulative effect of change in accounting principle                          0.23                   (0.14)
                                                                ------------------     -------------------
Net income attributable to common shareholders                         $     0.45            $       0.30
                                                                ==================     ===================

Diluted earnings per common share
Weighted-average shares outstanding                                       281,637                 280,257
Effect of dilutive shares                                                   4,398                   4,350
                                                                ------------------     -------------------
Weighted-average shares outstanding - diluted                             286,035                 284,607
                                                                ==================     ===================
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle                 $     0.22            $      (0.16)
Income from discontinued operations                                           -                      0.59
                                                                ------------------     -------------------
Income before cumulative effect of change in
   accounting principle                                                      0.22                    0.43
Cumulative effect of change in accounting principle                          0.23                   (0.14)
                                                                ------------------     -------------------
Net income attributable to common shareholders                         $     0.45            $       0.29
                                                                ==================     ===================

     All share amounts represent weighted average shares outstanding for each respective period. The diluted income (loss) per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. We have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share and 11,361,000 potentially dilutive stock options exercisable at prices ranging from $10.24 to $21.47 per share. We also have 18,400,000 potentially dilutive equity units. Each equity unit initially consists of a 6.75% senior note due 2006 and a purchase contract (warrant) for our common stock. These items were not included in the diluted income (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 1,553,000 shares and 1,197,000 shares at March 31, 2003 and 2002 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

(8)  Segment Information:
     -------------------
     We operate in four segments, ILEC, ELI (a competitive local exchange carrier (CLEC)), gas and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our gas and electric segments are intended to be sold and are classified as "assets held for sale" and "liabilities related to assets held for sale."

     As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the incumbent ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). Our ILEC operations and ELI do not compete with each other.

($ in thousands)                                      For the three months ended March 31, 2003
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                   $ 513,609        $ 41,093        $ 63,532      $ 33,628      $ 651,862
Depreciation and amortization               132,355           6,193             -             -          138,548
Operating income (loss)                     146,915             535          11,851         4,994        164,295
Capital expenditures, net                    37,877           1,147           3,169         5,145         47,338

($ in thousands)                                      For the three months ended March 31, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                   $ 508,031        $ 47,247        $ 71,365      $ 52,691      $ 679,334
Depreciation and amortization               158,290          19,800              84           -          178,174
Reserve for telecommunications
   bankruptcies                               7,804             -               -             -            7,804
Restructuring and other expenses              6,005          (2,100)            -             -            3,905
Operating income (loss)                      92,221         (17,020)         11,888        13,270        100,359
Capital expenditures, net                    56,040           2,589           4,379         5,204         68,212


     The following table reconciles sector capital expenditures to total consolidated capital expenditures.

($ in thousands)                       For the three months ended
                                               March 31,
                                      ------------------------------
                                          2003            2002
                                      --------------  --------------
Total segment capital expenditures         $ 47,338        $ 68,212
General capital expenditures                    414             227
                                      --------------  --------------
Consolidated reported capital
   expenditures                            $ 47,752        $ 68,439
                                      ==============  ==============


(9)  Adelphia Investment:
     -------------------
     We recognized a loss of $49,700,000 on our Adelphia Communications Corp. (Adelphia) investment as a reduction to investment income in the three months ended March 31, 2002. This non-cash charge reflected an other than temporary decline in Adelphia's stock price. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

(10) Derivative Instruments and Hedging Activities:
     ---------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of March 31, 2003 and December 31, 2002 was $250,000,000. Such contracts require us to pay variable rates of interest (average pay rate of approximately 4.85% as of March 31, 2003) and receive fixed rates of interest (average receive rate of 7.65% as of March 31, 2003). The fair value of these derivatives is reflected in other assets as of March 31, 2003, in the amount of $17,369,000 and the related underlying debt has been increased by a like amount. The amounts received during the three months ended March 31, 2003 as a result of these contracts amounted to $1,304,000 and are included as a reduction of interest expense. We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

(11) Shareholder Rights Plan:
     -----------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. The rights generally are exercisable only if a person or group acquired beneficial ownership of 20 percent or more of our common stock (the "Acquiror") without the consent of our independent directors. Each right not owned by an Acquiror becomes the right to purchase our common stock at a 50 percent discount.

(12) Settlement of Retained Liabilities:
     ----------------------------------
     We were actively pursuing the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the three months ended March 31, 2003, we recognized income of $6,165,000 which is reflected in investment and other income (loss), net, as a result of these settlements.

(13) Change in Accounting Principle and New Accounting Pronouncements:
     ----------------------------------------------------------------
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65,769,000. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2003 as the Company has no legal obligation to remove certain of its long-lived assets.

     The following table presents a reconciliation between reported net income and adjusted net income. Adjusted net income excludes depreciation expense recognized in prior periods related to the cost of removal provision as required by SFAS No. 143.

                                                                     For the three months ended March 31,
                                                                 ---------------------------------------------
(In thousands, except per-share amounts)                                 2003                      2002
                                                                 ---------------------       -----------------

Reported attributable to common shareholders                             $    127,431            $     83,226
Add back: Cost of removal in depreciation expense, net of tax                    -                      3,713
                                                                 ---------------------       -----------------
Adjusted attributable to common shareholders                             $    127,431            $     86,939
                                                                 =====================       =================

Basic earnings per share:
Reported attributable to common shareholders                             $       0.45            $       0.30
Cost of removal in depreciation expense                                          -                       0.01
                                                                 ---------------------       -----------------
Adjusted attributable to common shareholders                             $       0.45            $       0.31
                                                                 =====================       =================

Diluted earnings per share:
Reported attributable to common shareholders                             $       0.45            $       0.29
Cost of removal in depreciation expense                                          -                       0.01
                                                                 ---------------------       -----------------
Adjusted attributable to common shareholders                             $       0.45            $       0.30
                                                                 =====================       =================

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of our adoption of SFAS No. 142, we recognized a transitional impairment loss of $39,800,000 for goodwill related to ELI as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have any material impact on our financial position or results of operations.

     The FASB recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. We are currently evaluating the impact of the adoption of SFAS No. 149.

     The FASB also recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

(14) Commitments and Contingencies:
     -----------------------------
     We have budgeted capital expenditures in 2003 of approximately $280,000,000 for ILEC and ELI and $45,200,000 (assuming we own all our utility businesses for the entire year) for gas and electric. Our public utility properties are currently carried at amounts that do not exceed their net realizable values upon sale. Under the terms of the definitive agreements relating to the sale of these properties, there will be no adjustment to the sales prices for most of the capital expenditures we will make for these properties prior to their sale. To the extent that the carrying amounts of these properties increase above their realizable values upon sale as a result of capital expenditures or for any other reason, we would record an impairment charge for such excess. We currently estimate we will make $20,000,000 of capital expenditures for these properties from April 1, 2003 through their dates of sale. We did not expense any of our $8,314,000 of capital additions related to these properties during the first quarter of 2003. If the sale of our Arizona utility businesses to UniSource is completed, the sale agreement requires us to promptly redeem $111,760,000 principal amount of industrial revenue bonds.

     In March 1999, ELI entered into a 20-year fiber agreement. Under the agreement, we were to pay the other carrier approximately $96,900,000 over the next 20 years. ELI terminated the capital lease obligation in March 2003, which resulted in a non-cash pre-tax gain of $40,703,000.

(15) Subsequent Events:
     -----------------
     On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25,700,000 in cash.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash.

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

     * Our ability to successfully renegotiate expiring union contracts, including the contract covering the 668 Communications Workers of America members in Rochester that is scheduled to expire in January 2004; and

     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecom companies, we do experience competition from other wireline local carriers through Unbundled Network Elements (UNE) and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and potentially in the future cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester market, with limited competition in a few other areas. Competition from cable companies with respect to high-speed Internet access is intense in Rochester and a few of our other markets such as Elk Grove, California (which is near Sacramento). Competition from wireless companies, other long distance companies and internet service providers is present in varying degrees in all of our markets.

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

The market for internet access, long-haul and related services in the United States is extremely competitive, with substantial overcapacity in the market. In addition, new and enhanced internet services are constantly under development in the market and we expect additional innovation in this market by a range of competitors. Several Interexchange Carriers (IXC's) have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2002 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

(a)  Liquidity and Capital Resources
     -------------------------------
For the three months ended March 31, 2003, we used cash flow from continuing operations and cash and investment balances to fund capital expenditures, interest payments and debt repayments. As of March 31, 2003, we maintained cash and short-term investment balances aggregating $455.9 million.

We have budgeted for our 2003 capital projects approximately $268.0 million for the ILEC segment, $12.0 million for the ELI segment and $45.2 million (assuming we own all of our remaining utility businesses for the entire year) for the
public  utilities  segment.   In  the  ordinary  course  of  business,   capital
expenditures for the public utilities segment would increase the amount of assets that would be reflected on the balance sheet. However, we may expense certain of our capital expenditures with respect to our public utilities segment during 2003 if book values exceed our estimate of expected net realizable sales prices. (see Note 14 to Consolidated Financial Statements).

For the three months ended March 31, 2003, our actual capital expenditures were $37.9 million for the ILEC segment, $1.2 million for the ELI segment, $8.3 million for the public utilities segments and $0.4 million for general capital expenditures. Funds necessary for our 2003 capital expenditures were, and are expected to continue to be, provided from our operations and our existing cash and investment balances.

We have an available shelf registration for $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805 million. Associated facility fees vary depending on our credit ratings and are 0.25% per annum as of March 31, 2003. The expiration date for these facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of March 31, 2003, there were no outstanding borrowings under these facilities.

If the sale of our Arizona utility businesses to UniSource is completed, the sale agreement requires us to promptly redeem $111.8 million of industrial development revenue bonds. We intend to fund this redemption using cash flows from continuing operations, the proceeds from the sale of utility properties, and/or cash and cash equivalents and investment balances.

Debt Reduction
--------------
In March 2003, we terminated a capital lease obligation at ELI, which resulted in a non-cash pre-tax gain of $40.7 million included in investment and other income, net.

On  February  1,  2003,  we  repaid  at  maturity   $35.0  million  of  Frontier
Communications of Minnesota 7.61% Senior Notes.

During the first quarter of 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $53.7 million at a premium of approximately $2.4 million.

Interest Rate Management
------------------------
In order to manage our interest expense, we entered into five interest swap agreements in 2001 and 2002 with investment grade financial institutions. Each agreement covered a notional amount of $50.0 million. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. There are two interest rate swap agreements that were executed in 2001 that receive a 6.375% fixed rate until the swaps' termination date of August 15, 2004, and there are three swaps that were executed in 2002 that receive an 8.500% fixed rate until their termination date of May 15, 2006. The underlying variable rate on the swaps is set either in advance, in arrears or, as in the case of one agreement, based on each period's daily average six-month LIBOR. In connection with these swaps, the Company entered into a series of supplemental rate agreements which had the effect of setting the floating rate portion of the swaps in advance of the contractually agreed upon rate determination date.

In connection with these swaps, on August 8, 2002, we entered into a Forward Rate Agreement (FRA), which set the effective rate for one of the swaps for the period of November 15, 2002 to May 15, 2003 at 5.310%, as compared to the unhedged rate of 8.50%. In addition, on August 28, 2002, we entered into another FRA, and set the effective rate on another swap during the period of February 18, 2003 to August 15, 2003 at 4.195%, as compared to the unhedged rate of 6.375%. All swaps and associated supplemental rate agreements are accounted for under SFAS No. 133 as fair value hedges.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements are of a general nature, and do not currently impose significant financial performance criteria on us. These general covenants include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends by us either by contract, rule or regulation.

Our $805.0 million credit facilities and our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) previously contained a minimum net worth covenant. Additionally, under the RTFC loan, if we were to lose investment grade ratings from either Moody's Investors Service or Standard & Poor's, we would become subject to interest coverage and leverage ratio covenants. Effective March 31, 2003, we amended these facilities to replace all of these covenants with a leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1 through December 30, 2003, 4.25 to 1 from then until December 30, 2004, and 4.00 to 1 thereafter. We are in compliance with all of our debt covenants.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. During 2001, we sold two of our natural gas operations and in January 2002 we sold all of our water and wastewater treatment operations and one electric business.

On January 15, 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities.

On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230.0 million in cash ($220.0 million if we close the sale by July 28, 2003) subject to adjustments specified in the agreements. The transaction, which is subject to regulatory and other customary approvals, is expected to close during the second half of 2003.

On October 31, 2002, we completed the sale of approximately 4,000 telephone access lines in North Dakota for approximately $9.7 million in cash.

On November 1, 2002, we completed the sale of our Kauai electric division to Kauai Island Utility Cooperative for $215.0 million in cash.

On December 19, 2002, we entered into a definitive agreement to sell The Gas Company in Hawaii to K-1 USA Ventures, Inc. for $115.0 million in cash, subject to adjustments under the terms of the agreement. The transaction, which is subject to regulatory and other customary approvals, is expected to close during the second half of 2003.

We have entered into definitive agreements to sell the assets of our Vermont electric division to Vermont Electric Power Company, Inc. and Vermont Electric Cooperative, Inc. for an aggregate of approximately $25.0 million in cash subject to adjustments under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close by mid-2004.

On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25.7 million in cash.

On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7.5 million in cash.

All of our gas and electric assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale. As discussed in Note 14 to Consolidated Financial Statements we may record additional impairment losses during 2003.

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

We believe that the accounting estimate related to asset impairment is a "critical accounting estimate." With respect to ELI, the estimate is highly susceptible to change from period to period because it requires management to make significant judgments and assumptions about future revenue, operating costs and capital expenditures over the life of the property, plant and equipment (generally 5 to 15 years) as well as the probability of occurrence of the various scenarios and appropriate discount rates. Management's assumptions about ELI's future revenue, operating costs and capital expenditures as well as the probability of occurrence of these various scenarios require significant judgment because the CLEC industry is changing and because actual revenue, operating costs and capital expenditures have fluctuated dramatically in the past and may continue to do so in the future.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. Rapid changes in technology or changes in market conditions could result in revisions to such estimates that could affect the carrying value of these assets and our future consolidated operating results. Our depreciation expense has decreased substantially from prior periods as a result of the impairment write down we recorded during 2002, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment.

With respect to our remaining gas and electric properties, our estimate is based upon expected future sales prices of these properties.

Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, our reporting unit is the ILEC segment. In determining fair value during 2002 we utilized two tests. One test utilized recent trading prices for completed ILEC acquisitions of similarly situated properties. A second test utilized current trading values for the Company's publicly traded common stock. We reviewed the results of both tests for consistency to insure that our conclusions were appropriate. Additionally, we utilized a range of prices to gauge sensitivity. Our tests determined that fair values exceeded book value. Unless economic conditions change significantly (i.e. we experience unanticipated declines in revenue, and or material declines in both our stock price and ILEC property values) we do not believe that a charge for impairment is reasonably likely to occur in the near future.

Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." Our pension and other post retirement benefits expenses are based upon a set of assumptions that include projections of future interest rates and asset returns. Actual results may vary from these estimates. We are assuming a long-term rate of return on plan assets of 8.25% and a discount rate of 6.75% for 2003. Actual returns have been negative in recent years. If future market conditions cause either a decline in interest rates used to value our pension plan liabilities or reductions to the value of our pension plan assets we potentially could incur additional charges to our shareholder's equity at the end of 2003. Based upon market conditions existing at the end of April 2003, an additional charge to equity of approximately $30 - $35 million would be required at the end of 2003 should market conditions remain unchanged.

Our income tax expense is computed utilizing an estimated annual effective income tax rate in accordance with Accounting Principles Board Opinions (APB) No. 28, "Interim Financial Reporting." The tax rate is computed using estimates as to the Company's net income before income taxes for the entire year and the impact of estimated permanent book-tax differences relative to that forecast.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosure relating to them.

New Accounting Pronouncements
-----------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development or normal use of the assets and requires that a legal liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset.

The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

Depreciation expense for the Company's wireline operations has historically included an additional provision for cost of removal. Effective with the adoption of SFAS No. 143, on January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation as the Company has no legal obligation to remove certain long-lived assets. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in an after tax non-cash gain of approximately $65.8 million.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have any material impact on our financial position or results of operations.

The FASB recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. We are currently evaluating the impact of the adoption of SFAS No. 149.

The FASB also recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

(b)  Results of Operations
     ---------------------

                                    REVENUE

Consolidated revenue for the three months ended March 31, 2003 decreased $27.5 million, or 4%, as compared with the prior year period. The decrease is due to a $6.2 million decrease in ELI revenue and a $26.9 million decrease in gas and electric revenue partially offset by a $5.6 million increase in ILEC revenue.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                                For the three months ended March 31,
                                     --------------------------------------------------------
                                         2003           2002         $ Change       % Change
                                     -------------- ------------- --------------- -------------
Access services                          $ 164,997     $ 165,833      $     (836)        -1%
Local services                             221,095       216,800           4,295          2%
Long distance and data services             74,778        70,286           4,492          6%
Directory services                          27,043        26,244             799          3%
Other                                       25,696        28,868          (3,172)       -11%
                                     -------------- ------------- ---------------
   ILEC revenue                            513,609       508,031           5,578          1%
ELI                                         41,093        47,247          (6,154)       -13%
                                     -------------- ------------- ---------------
                                         $ 554,702     $ 555,278      $     (576)         0%
                                     ============== ============= ===============


Changes in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Historically, rural local telephone companies experienced steady growth in access lines because of positive demographic trends, steady rural local economies and little competition. In recent quarters many rural local telephone companies (including ours) have experienced a loss of access lines because of difficult economic conditions, increased competition and by some customers disconnecting second lines when they add DSL or cable modem service. We lost approximately 9,200 access lines during the three months ended March 31, 2003 but added approximately the same number of DSL subscribers during this period. Residential lines lost represented 65 percent of the total loss. The non-residential line losses were principally in Rochester, New York while the residential losses were throughout our markets other than Arizona and California. We expect to continue to lose access lines during 2003. A continued decrease in access lines, combined with continuing difficult economic conditions and increased competition, may cause our revenues to decrease in 2003.

Prior to 2003, we reported service activation revenue in network access services, local network services, long distance and data services, and other revenue categories. Beginning in the first quarter 2003, all service activation revenue is reported in the "other" category. All prior periods have been conformed to this presentation.

Access services revenue for the three months ended March 31, 2003 decreased $0.8 million or 1% as compared with the prior year period. Switched access revenue decreased $6.6 million due to the effect of tariff rate reductions effective July 1, 2002 and the reclassification of universal service fund (USF) high cost funds and National Exchange Carrier Association (NECA) settlements to subsidies. Special access revenue increased $1.3 million as compared with the prior year period due to growth in circuit sales. Subsidies revenue increased $4.4 million due to higher USF surcharges, Federal Rural Task Force support and NECA settlements. Our subsidy revenues in 2003 are expected to be slightly lower than 2002.

Local services revenue for the three months ended March 31, 2003 increased $4.3 million or 2% as compared with the prior year period. Local revenue increased $1.7 million primarily due to higher subscriber line charges (SLC) effective July 2002, partially offset by continued losses of access lines. Enhanced services revenue increased $2.6 million primarily due to the sale of additional feature packages. Although we continue to increase our penetration of enhanced services, in current economic conditions the rate of increase in revenues is lower than in prior periods and we expect this trend to continue.

Long distance and data services revenue for the three months ended March 31, 2003 increased $4.5 million or 6% as compared with the prior period primarily due to an increase of $1.0 million in long distance in addition to a growth of $3.5 million in data services related to Internet and digital subscriber lines
(DSL). The rate of increases in our data and long distance revenues has been slowing recently because of economic conditions and intense competition in some of our markets. We expect these factors will continue to affect our long distance and data services revenues during 2003.

Directory revenue for the three months ended March 31, 2003 increased $0.8 million or 3% as compared with the prior period primarily due to the growth of yellow pages advertising.

Other revenue for the three months ended March 31, 2003 decreased $3.2 million or 11% compared with the prior period primarily due to the termination at December 31, 2002 of $1.4 million in contract services provided to Global Crossing. Other decreases include conferencing revenue of $0.7 million and paystation revenue of $0.6 million, partially offset by lower uncollectible revenue of $0.9 million.

ELI revenue for the three months ended March 31, 2003 decreased $6.2 million, or 13%, as compared to the prior year period primarily due to a decline in Integrated Service Digital Network (ISDN) services due to less demand from Internet service providers and lower demand for long haul services. ELI has experienced nine consecutive quarters of declining revenue.

                            GAS AND ELECTRIC REVENUE

       ($ in thousands)                 For the three months ended March 31,
                              ----------------------------------------------------------
                                  2003           2002         $ Change       % Change
                              -------------- ------------- --------------- -------------
       Gas revenue               $ 63,532      $ 71,365       $  (7,833)       -11%
       Electric revenue          $ 33,628      $ 52,691       $ (19,063)       -36%

Gas revenue for the three months ended March 31, 2003 decreased $7.8 million, or 11%, as compared with the prior year period primarily due to an Arizona commission ruling precluding higher purchased gas costs to be passed on to consumers in 2003.

Electric revenue for the three months ended March 31, 2003 decreased $19.1 million, or 36%, as compared with the prior year period primarily due to the sale of Kauai electric partially offset by increased unit sales and the effect of a rate increase in Vermont on July 15, 2002.

                                COST OF SERVICES

       ($ in thousands)                    For the three months ended March 31,
                                ----------------------------------------------------------
                                    2003           2002         $ Change       % Change
                                -------------- ------------- --------------- -------------
       Network access               $  56,515     $   57,958     $  (1,443)        -2%
       Gas purchased                   35,946         43,600        (7,654)       -18%
       Electric energy and
         fuel oil purchased            20,758         26,680        (5,922)       -22%
                                -------------- ------------- ---------------
                                    $ 113,219     $  128,238     $ (15,019)       -12%
                                ============== ============= ===============

Network access expenses for the three months ended March 31, 2003 decreased $1.4 million, or 2%, as compared with the prior year period primarily due to lower costs at ELI as a result of decreases in demand partially offset by increased costs in the ILEC sector due to increased circuit expense associated with additional data product introductions and increased long distance access expense.

Gas purchased for the three months ended March 31, 2003 decreased $7.7 million, or 18%, as compared with the prior year period primarily due to the effect of an Arizona commission ruling precluding higher purchased gas costs from being passed on to consumers, thus deferring recoverability to a future period.

Electric energy and fuel oil purchased for the three months ended March 31, 2003 decreased $5.9 million, or 22%, as compared with the prior year period primarily due to the sale of Kauai electric on November 1, 2002 partially offset by increased purchased power costs.

In Arizona, power costs charged by our supplier were in excess of the rates we charged our customers by approximately $128.5 million through March 31, 2003. We believe that we are allowed to recover these charges from ratepayers through the Purchase Power Fuel Adjustment clause that was approved by the Arizona Corporation Commission and has been in place for several years. However, in an attempt to limit "rate shock" to our customers, we requested in September 2001 that our unrecovered power costs, plus interest, be recovered over a seven-year period. As a result, we deferred these costs on the balance sheet in anticipation of recovery through the regulatory process. This balance was reduced by the public service impairment charge recorded during the third quarter of 2002, which reduced the net assets of these businesses to their estimated net realizable value. In January 2003, the Commission agreed to consolidate this matter with the application for approval of the sale of our Arizona electric property.

                            OTHER OPERATING EXPENSES

($ in thousands)                               For the three months ended March 31,
                                     ----------------------------------------------------------
                                         2003           2002         $ Change       % Change
                                     -------------- ------------- --------------- -------------
Operating expenses                       $ 177,580     $ 199,253       $ (21,673)       -11%
Taxes other than income taxes               30,321        33,364          (3,043)        -9%
Sales and marketing                         27,920        28,237            (317)        -1%
                                     -------------- ------------- ---------------
                                         $ 235,821     $ 260,854       $ (25,033)       -10%
                                     ============== ============= ===============

Operating expenses for the three months ended March 31, 2003 decreased $21.7 million, or 11%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the electric sector due to the sale of Kauai electric partially offset by increased pension expense discussed below. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will increase from $4.3 million in 2002 to approximately $13.0 - $15.0 million in 2003 and that a contribution to our pension plans will be required in 2003 in an amount currently estimated at $0 - $5.0 million. In addition, as medical costs increase the costs of our retiree medical obligations also increase. Our retiree medical costs for 2002 were $15.1 million and our current estimate for 2003 is $15.0 - $16.0 million.

In future periods, compensation expense related to variable stock plans may be materially affected by our stock price. A $1.00 change in our stock price impacts compensation expense by approximately $1.0 million. There was no material impact for the three months ended March 31, 2003.

Taxes other than income taxes decreased $3.0 million, or 9%, as compared with the prior year period primarily due to decreased property taxes at ELI due to lower asset property values.

                      DEPRECIATION AND AMORTIZATION EXPENSE

       ($ in thousands)                 For the three months ended March 31,
                                     --------------------------------------------------------
                                         2003           2002         $ Change       % Change
                                     -------------- ------------- --------------- -------------
       Depreciation  expense             $ 106,836     $ 147,820       $ (40,984)       -28%
       Amortization expense                 31,712        30,354           1,358          4%
                                     -------------- ------------- ---------------
                                         $ 138,548     $ 178,174       $ (39,626)       -22%
                                     ============== ============= ===============

Depreciation expense for the three months ended March 31, 2003 decreased $41.0 million, or 28%, as compared with the prior year period primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment. Accelerated depreciation in 2002 of $11.9 million relating to the closing of our Plano, Texas facility also contributed to the decrease.

Amortization expense for the three months ended March 31, 2003 increased $1.4 million, or 4%, as compared with the prior year period primarily due to increased amortization of customer base, due to a final purchase price allocation, resulting from the receipt of the final valuation report of our Frontier acquisition during the second quarter of 2002.

                  RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES /
                        RESTRUCTURING AND OTHER EXPENSES

($ in thousands)                               For the three months ended March 31,
                                     --------------------------------------------------------
                                         2003           2002         $ Change      % Change
                                     -------------- ------------- --------------- -----------
Reserve for telecommunications
  bankruptcies                            $  -        $ 7,804        $ (7,804)      -100%
Restructuring and other expenses          $ (21)      $ 3,905        $ (3,926)      -101%

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global Crossing Ltd. (Global). We have ongoing commercial relationships with Global affiliates. As a result of Global's filing for bankruptcy, we recorded a write-down of the net realizable value of our receivables from Global in the amount of $7.8 million in the first quarter 2002.

Prior to the date of Global's bankruptcy filing, we provided ordinary course telecommunications services as well as transitional services to Global. Global has provided us certain customer billing and collection functions as well as other transitional services. Although some of these arrangements have continued after the bankruptcy filing, we are in the process of transitioning some services and functions to provide them ourselves. The Bankruptcy Court has granted relief to us and other telecommunications companies that provide service to Global by, among other things, directing a shortened payment period with respect to post-petition invoices, an expedited court process for post-petition defaults in payments by Global, and a priority for post-petition expense items over other unsecured debt. These procedures should minimize future economic loss to us although we cannot guarantee that additional losses will not occur. If other telecommunications companies file for bankruptcy we may have additional significant reserves in future periods.

Restructuring and other expenses primarily consist of expenses related to our various restructurings, including reductions in personnel at our telecommunications operations, and costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs. These costs were partially offset by a $2.1 million reversal of a 2001 ELI accrual recognized in the first quarter of 2002, which was subsequently adjusted to $2.8 million in the fourth quarter of 2002. See further discussion below.

     Plano Restructuring
     Pursuant to a plan adopted in the third quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $0.8 million for the three months ended March 31, 2002. The restructuring expenses primarily consist of severance benefits, retention earned through March 31, 2002 and other planning and communication costs. We sold our Plano office building in March 2003.

     Sacramento Call Center Restructuring
     In April 2002, we closed our Sacramento Customer Care Center pursuant to a plan adopted in the fourth quarter of 2001. In connection with this closing, we recorded a pre-tax charge of $0.1 million for the three months ended March 31, 2002.

     ELI Restructuring
     In the first half of 2002, ELI redeployed the Internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network pursuant to a plan adopted in the fourth quarter of 2001. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4.2 million of termination fees, which were accrued for but not paid at December 31, 2001. In the first quarter 2002, ELI adjusted their original accrual down by $2.1 million due to the favorable settlement of termination charges for an off-net circuit agreement. This accrual was further adjusted down by $0.7 million in the fourth quarter of 2002.

            INVESTMENT AND OTHER INCOME (LOSS), NET / GAIN ON SALE OF
            ASSETS / INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

       ($ in thousands)                        For the three months ended March 31,
                                     ---------------------------------------------------------
                                         2003           2002         $ Change       % Change
                                     -------------- ------------- --------------- -------------
        Investment and
         other income (loss), net         $ 49,822     $ (48,508)      $  98,330        203%
       Loss on sale of assets             $  1,650     $    -          $   1,650        100%
       Interest expense                   $109,276     $ 122,050       $ (12,774)       -10%
       Income tax expense (benefit)       $ 39,976     $ (26,942)      $  66,918        248%

Investment and other income, net for the three months ended March 31, 2003 increased $98.3 million as compared with the prior year period primarily due to a $40.7 million non-cash pre-tax gain related to a capital lease termination at ELI and the recognition in 2002 of a $49.7 million non-cash pre-tax loss resulting from an other than temporary decline in the value of our investment in Adelphia Communications Corp. (Adelphia) (see Note 9 to Consolidated Financial Statements).

Loss on sale of assets represents the loss recognized on the sale of our Plano office building in March 2003.

Interest expense for the three months ended March 31, 2003 decreased $12.8 million, or 10%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the three months ended March 31, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.9 billion compared to $6.0 billion during the three months ended March 31, 2002. Our composite average borrowing rate for the three months ended March 31, 2003 as compared with the prior year period was 40 basis points higher, increasing from 7.65% to 8.05%, due to the repayment of debt with interest rates below our average rate.

Income taxes for the three months ended March 31, 2003 increased $66.9 million as compared with the prior year period primarily due to changes in taxable income. The effective tax rate for the first quarter of 2003 was 38.7% as compared with 38.4% for the first quarter of 2002.

                             DISCONTINUED OPERATIONS

($ in thousands)                        For the three months
                                           ended March 31,
                                         2003           2002
                                     -------------- -------------
Revenue                                   $   -       $   4,650
Operating loss                            $   -       $    (419)
Loss from discontinued
  operations, net of tax                  $   -       $  (1,478)
Gain on disposal of water
  segment, net of tax                     $   -       $ 169,326

On January 15, 2002, we completed the sale of our water and wastewater operations to American Water Works, Inc. for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The pre-tax gain on the sale recognized in the first quarter of 2002 was $309.2 million, subsequently adjusted to $316.7 million in the fourth quarter of 2002. The gain on the disposal of the water segment, net of tax was $169.3 million.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2003, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

Sensitivity analysis of interest rate exposure
At March 31, 2003, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $5.6 billion, based on our overall weighted average rate of 8.0% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2002. The overall weighted average interest rate declined by approximately 1 basis point during the first quarter of 2003. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $262.6 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies.

As of March 31, 2003, we owned 3,059,000 shares of Adelphia common stock. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

As of March 31, 2002, we owned 2,305,908 common shares which represent an ownership of 19% of the equity in Hungarian Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and is convertible at our option into 10 shares of common stock.

As of March 31, 2003, we owned 1,333,500 shares of D & E Communications (D & E) common stock. As the result of an other than temporary decline in the stock price of D & E, we recognized a non-cash pre-tax loss of $16.4 million on our investment during the fourth quarter 2002.

Sensitivity analysis of equity price exposure
At March 31, 2003, the fair value of the equity portion of our investment portfolio was estimated to be $36.1 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $3.6 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for by us. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at March 31, 2003, a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2003. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

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

We presented the results of our most recent evaluation to our independent auditors, KPMG LLP, and the audit committee of our board of directors. Based on such evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are adequate to insure the clarity and material completeness of our disclosure in our periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls, which could significantly affect our ability to record, process, summarize and report financial data.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

On July 20, 2001, we notified Qwest Corporation (Qwest) that we were terminating eight acquisition agreements. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserts that we wrongfully terminated these agreements and is seeking approximately $64.0 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceedings, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties are currently engaged in discovery. An arbitration hearing has been scheduled to commence in the third quarter of 2003.

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counter claims against the City. We intend to defend ourselves vigorously against the City's lawsuit. In addition, we have identified a number of other potentially responsible parties that may be responsible for the damages alleged by the City and have filed to join them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. We also have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue insurance coverage for the City's lawsuit.

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

In connection with an inquiry that we believe has arisen as a result of allegations made to federal authorities during their investigation of an embezzlement by two of our former officers, our employees and we are cooperating fully with the Office of the U.S. Attorney for the Southern District of New York and with the New York office of the Securities and Exchange Commission. We have provided requested documents to the SEC and we have agreed to comply with an SEC request that, in connection with the informal inquiry that it has initiated, we preserve financial, audit, and accounting records. Since the filing of our Form 10-K on March 24, 2003, there have been no material developments concerning this matter.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)   Exhibits:

10.1 First Amendment, dated as of March 31, 2003, to the Competitive Advance and Revolving Credit Facility Agreement for $705,000,000 dated October 24, 2001.

10.2 Amendment No. 1 to the Loan Agreement between Citizens Communications Company and Rural Telephone Finance Cooperative for $200,000,000 dated October 24, 2001.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)   Reports on Form 8-K:

     We filed on Form 8-K on January 21, 2003 under Item 5 "Other Events and Regulation FD Disclosure" and Item 7 "Financial Statements and Exhibits", information concerning Amendment No. 1 to our Shareholder Rights Plan.

     We filed on Form 8-K on March 4, 2003 under Item 7 "Financial Statements and Exhibits", a press release announcing our earnings for the quarter and year ended December 31, 2002.

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                                 By:   /s/ Robert J. Larson
                                      ---------------------
                                      Robert J. Larson
                                      Senior Vice President and
                                      Chief Accounting Officer






Date: May 9, 2003

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


Date: May 9, 2003
                                     By: /s/ Leonard Tow
                                         ---------------------------
                                         Leonard Tow
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (principal executive officer)

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


Date: May 9, 2003
                              By: /s/ Jerry Elliott
                                  ----------------------------
                                  Jerry Elliott
                                  Chief Financial Officer
                                  (principal financial officer)