Form 10-Q
period 2003-06-30
CITIZENS COMMUNICATIONS CO
filed 2003-08-12
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-0619596
-----------------------------------         ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


         3 High Ridge Park
       Stamford, Connecticut                               06905
---------------------------------------                 -----------
(Address of principal executive offices)                 (Zip Code)

                                 (203) 614-5600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                                Yes  X   No
                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                Yes  X   No
                                    ---     ---

The number of shares outstanding of the registrant's Common Stock as of July 31, 2003 was 284,318,606.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index

                                                                                                     Page No.
                                                                                                     --------

   Part I.  Financial Information (Unaudited)

   Financial Statements

       Consolidated Balance Sheets at June 30, 2003 and December 31, 2002                                  2

       Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002             3

       Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002               4

       Consolidated Statements of Shareholders' Equity for the year ended December 31, 2002 and
           the six months ended June 30, 2003                                                              5

       Consolidated Statements of Comprehensive Income for the three and six months ended June 30,
           2003 and 2002                                                                                   5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002               6

       Notes to Consolidated Financial Statements                                                          7

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 21

    Quantitative and Qualitative Disclosures About Market Risk                                            32

    Controls and Procedures                                                                               34

   Part II.  Other Information

    Legal Proceedings                                                                                     35

    Submission of Matters to a Vote of Security Holders                                                   36

    Other Information                                                                                     36

    Exhibits and Reports on Form 8-K                                                                      36

    Signature                                                                                             38



                          PART I. FINANCIAL INFORMATION

   Item 1.Financial Statements
          --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)

                                                                            June 30, 2003     December 31, 2002
                                                                          ------------------- ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                    $   385,038        $   393,177
    Accounts receivable, less allowances of $40,052 and $38,946, respectively        279,472            310,929
    Other current assets                                                              38,390             49,114
    Assets held for sale                                                             471,331            447,764
                                                                          ------------------- ------------------
      Total current assets                                                         1,174,231          1,200,984

Property, plant and equipment, net                                                 3,620,734          3,690,056
Goodwill, net                                                                      1,858,558          1,869,348
Other intangibles, net                                                               875,904            942,970
Investments                                                                           37,619             29,846
Other assets                                                                         395,226            413,538
                                                                          ------------------- ------------------
          Total assets                                                           $ 7,962,272        $ 8,146,742
                                                                          =================== ==================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                           $   105,776        $    58,911
    Accounts payable and other current liabilities                                   503,489            565,986
    Liabilities related to assets held for sale                                      113,186            145,969
                                                                          ------------------- ------------------
      Total current liabilities                                                      722,451            770,866

Deferred income taxes                                                                244,682            137,116
Customer advances for construction and contributions in aid of construction          133,811            146,661
Other liabilities                                                                    287,735            301,349
Equity units                                                                         460,000            460,000
Long-term debt                                                                     4,556,392          4,957,361
Company Obligated Manditorily Redeemable Convertible Preferred Securities*           201,250            201,250

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 284,273,000 and 282,482,000 outstanding and 295,312,000 and 294,080,000 issued at
      June 30, 2003 and December 31, 2002, respectively)                              73,828             73,520
    Additional paid-in capital                                                     1,951,460          1,943,406
    Accumulated deficit                                                             (391,545)          (553,033)
    Accumulated other comprehensive loss                                             (97,371)          (102,169)
    Treasury stock                                                                  (180,421)          (189,585)
                                                                          ------------------- ------------------
      Total shareholders' equity                                                   1,355,951          1,172,139
                                                                          ------------------- ------------------
          Total liabilities and equity                                           $ 7,962,272        $ 8,146,742
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



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)
                                                                                            2003             2002
                                                                                       --------------   --------------
Revenue                                                                                    $ 643,954        $ 662,439

Operating expenses:
     Cost of services                                                                        113,537          113,786
     Other operating expenses                                                                232,493          251,426
     Depreciation and amortization                                                           150,359          186,378
     Reserve for telecommunications bankruptcies                                               2,260           10,001
     Restructuring and other expenses                                                         10,113           18,280
                                                                                       --------------   --------------
Total operating expenses                                                                     508,762          579,871
                                                                                       --------------   --------------

Operating income                                                                             135,192           82,568

Investment and other income (loss), net                                                       24,566          (29,188)
Gain on sales of assets                                                                        6,671                -
Interest expense                                                                             106,436          119,947
                                                                                       --------------   --------------
     Income (loss) before income taxes                                                        59,993          (66,567)

Income tax expense (benefit)                                                                  24,384          (26,560)
                                                                                       --------------   --------------
     Income (loss) before dividends on convertible preferred securities                       35,609          (40,007)

Dividends on convertible preferred securities, net of income tax benefit of $(963)             1,552            1,552
                                                                                       --------------   --------------

     Net income (loss) attributable to common shareholders                                 $  34,057        $ (41,559)
                                                                                       ==============   ==============

Basic and diluted income (loss) per common share                                           $    0.12        $   (0.15)



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                              2003             2002
                                                                                         --------------   --------------
Revenue                                                                                    $ 1,295,816      $ 1,341,773

Operating expenses:
     Cost of services                                                                          226,756          242,024
     Other operating expenses                                                                  468,314          512,280
     Depreciation and amortization                                                             288,907          364,552
     Reserve for telecommunications bankruptcies                                                 2,260           17,805
     Restructuring and other expenses                                                           10,092           22,185
                                                                                         --------------   --------------
Total operating expenses                                                                       996,329        1,158,846
                                                                                         --------------   --------------

Operating income                                                                               299,487          182,927

Investment and other income (loss), net                                                         74,388          (78,139)
Gain on sales of assets, net                                                                     5,021                -
Interest expense                                                                               215,712          241,554
                                                                                         --------------   --------------
     Income (loss) from continuing operations before income taxes, dividends on convertible preferred securities and cumulative effect of change
           in accounting principle                                                             163,184         (136,766)
Income tax expense (benefit)                                                                    64,360          (53,502)
                                                                                         --------------   --------------

     Income (loss) from continuing operations before dividends on convertible
        preferred securities and cumulative effect of change in accounting principle            98,824          (83,264)

Dividends on convertible preferred securities, net of income tax benefit of $(1,926)             3,105            3,105
                                                                                         --------------   --------------

     Income from continuing operations before cumulative effect of
        change in accounting principle                                                          95,719          (86,369)
Loss from discontinued operations, net of income tax benefit of $(920)                               -           (1,478)
Gain on disposal of water segment, net of tax of $139,874                                            -          169,326
                                                                                         --------------   --------------
     Total income from discontinued operations, net of tax of $138,954                               -          167,848

Income before cumulative effect of change in accounting principle                               95,719           81,479

Cumulative effect of change in accounting principle, net of tax of
     $41,591 and $0, respectively                                                               65,769          (39,812)
                                                                                         --------------   --------------
     Net income attributable to common shareholders                                        $   161,488      $    41,667
                                                                                         ==============   ==============

Basic income (loss) per common share:
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                     $      0.34      $     (0.31)
     Income from discontinued operations                                                   $         -      $      0.60
     Income before cumulative effect of change in accounting principle                     $      0.34      $      0.29
     Cumulative effect of change in accounting principle                                   $      0.23      $     (0.14)
     Net income attributable to common shareholders                                        $      0.57      $      0.15

Diluted income (loss) per common share:
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                     $      0.33      $     (0.31)
     Income from discontinued operations                                                   $         -      $      0.59
     Income before cumulative effect of change in accounting principle                     $      0.33      $      0.28
     Cumulative effect of change in accounting principle                                   $      0.22      $     (0.13)
     Net income attributable to common shareholders                                        $      0.55      $      0.15


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2003
                                ($ in thousands)
                                   (Unaudited)


                                                                   Retained    Accumulated
                                    Common Stock      Additional   Earnings       Other          Treasury Stock          Total
                                 -------------------   Paid-In   (Accumulated  Comprehensive  ----------------------  Shareholders'
                                  Shares    Amount     Capital     Deficit)    Income (Loss)   Shares      Amount       Equity
                                 --------- --------- ----------- ------------ --------------  ---------  -----------  ------------

Balances January 1, 2002          292,840   $73,210  $ 1,927,518  $   129,864    $   4,907    (11,551)   $ (189,357)   $1,946,142
   Stock plans                      1,240       310       15,888            -            -        (47)         (228)       15,970
   Net loss                             -         -            -     (682,897)           -          -             -      (682,897)
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                        -         -            -            -     (107,076)         -             -      (107,076)
                                 --------- --------- ----------- ------------ ------------   ---------  ------------  -----------
Balances December 31, 2002        294,080    73,520    1,943,406     (553,033)    (102,169)   (11,598)     (189,585)    1,172,139
   Stock plans                      1,232       308        8,054            -            -        559         9,164        17,526
   Net income                           -         -            -      161,488            -          -             -       161,488
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                        -         -            -            -        4,798          -             -         4,798
                                 --------- --------- ----------- ------------ ------------   --------   ------------  -----------
Balances June 30, 2003            295,312   $73,828  $ 1,951,460  $  (391,545)   $ (97,371)   (11,039)   $ (180,421)   $1,355,951
                                 ========= ========= =========== ============ ============   ========   ============  ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                ($ in thousands)
                                   (Unaudited)



                                              For the three months ended June 30,       For the six months ended June 30,
                                             --------------------------------------   --------------------------------------
                                                   2003                2002                 2003                2002
                                             ------------------  ------------------   ------------------  ------------------

Net income (loss)                                     $ 34,057           $ (41,559)           $ 161,488            $ 41,667
Other comprehensive income (loss), net of
  tax and reclassifications adjustments*                   908              (5,189)               4,798              (5,482)
                                             ------------------  ------------------   ------------------  ------------------
  Total comprehensive income (loss)                   $ 34,965           $ (46,748)           $ 166,286            $ 36,185
                                             ==================  ==================   ==================  ==================



                   * Consists of unrealized gains/(losses) of
                             marketable securities.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                ($ in thousands)

                                                                          2003             2002
                                                                     ---------------  ---------------

Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                             $  95,719        $ (86,369)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization expense                               288,907          364,552
      Investment write-downs                                                  -            100,377
      Gain on extinguishment of debt                                      (71,889)         (10,033)
      Investment (gains)/losses                                               -             (3,363)
      Gain on sales of assets, net                                         (5,021)             -
      Allowance for equity funds used during construction                     (96)            (895)
      Deferred and accrued income taxes                                   104,591         (148,964)
      Change in accounts receivable                                        39,407            9,049
      Change in accounts payable, accrued expenses and
         other liabilities                                               (118,337)        (145,085)
      Change in other current assets                                       10,479          110,014
                                                                     ---------------  ---------------
Net cash provided by continuing operating activities                      343,760          189,283

Cash flows from investing activities:
      Proceeds from sales of assets, net of selling expenses               54,900              -
      Capital expenditures                                               (115,602)        (162,558)
      Securities purchased                                                   (605)            (450)
      Securities sold                                                         -              8,387
      Securities matured                                                      -              2,014
      Other                                                                   -                498
                                                                     ---------------  ---------------
Net cash used by investing activities                                     (61,307)        (152,109)

Cash flows from financing activities:
      Long-term debt principal payments                                  (301,583)        (664,632)
      Issuance of common stock                                             15,706            8,079
      Customer advances for construction
        and contributions in aid of construction                           (4,715)          (1,597)
                                                                     ---------------  ---------------
Net cash used by financing activities                                    (290,592)        (658,150)

Cash provided by (used by) discontinued operations
      Proceeds from sale of discontinued operations                           -            859,065
      Net cash used by discontinued operations                                -            (32,889)

Increase (decrease) in cash and cash equivalents                           (8,139)         205,200
Cash and cash equivalents at January 1,                                   393,177          215,869
                                                                     ---------------  ---------------

Cash and cash equivalents at June 30,                                   $ 385,038        $ 421,069
                                                                     ===============  ===============

Cash paid during the period for:
      Interest                                                          $ 212,634        $ 247,139
      Income taxes                                                      $   1,236        $  10,895

Non-cash investing and financing activities:
      Change in fair value of interest rate swaps                       $     864        $   5,758



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

          We entered into interest rate swap arrangements during 2002 and in May 2003 related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No.
          133. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

     (f)  Employee Stock Plans:
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we recognize compensation expense in the financial statements only if the market price of the underlying stock exceeds the exercise price on the date of grant.

          At June 30, 2003, we have four stock based compensation plans: the Management Equity Incentive Plan (MEIP), the Equity Incentive Plan
          (EIP), the Employee Stock Purchase Plan (ESPP) and our Directors' Deferred Fee Equity Plan. We apply Accounting Principles Board
          Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. In addition, we grant restricted stock awards to key employees in the form of our Common Stock. Compensation expense is recognized as a component of operating expense for our Directors' Deferred Fee Equity Plan and restricted stock grants. Compensation cost is not generally recognized in the financial statements for options issued pursuant to the MEIP or EIP, as the exercise price for such options was equal to the market price of the stock at the time of grant. Compensation cost is also not recognized in the financial statements related to the ESPP because the purchase price is 85% of the fair value. For purposes of presenting pro forma information the fair value of options granted is computed using the Black Scholes option-pricing model.


          Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP and ESPP, our pro forma net income and net income per common share would have been as follows:

                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                          -----------------------------       -------------------------
                                                               2003            2002               2003          2002
                                                          -------------     -----------       ------------    ---------
             ($ in thousands)

             Net income (loss)            As reported       $  34,057        $ (41,559)         $161,488        $41,667


             Add: Stock-based employee
             compensation expense
             included in reported net
             income, net of related tax
             effects                                            2,721              314             3,565          1,604

             Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method
             for all awards, net of
             related tax effects                               (5,035)          (3,901)           (8,140)        (7,989)
                                                            ---------        ---------          --------        -------

                                          Pro forma         $  31,743        $ (45,146)         $156,913        $35,282
                                                            =========        =========          ========        ========

             Net income (loss) per
             common share                As reported:
                                            Basic           $    0.12        $   (0.15)         $   0.57        $  0.15
                                            Diluted         $    0.12        $   (0.15)         $   0.55        $  0.15

                                          Pro forma:
                                            Basic           $    0.11        $  (0.16)          $   0.56        $  0.13
                                            Diluted         $    0.11        $  (0.16)          $   0.53        $  0.13

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

(2)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at June 30, 2003 and December 31, 2002 is as follows:

($ in thousands)                                 June 30, 2003       December 31, 2002
                                           ----------------------  ---------------------

Property, plant and equipment                        $ 6,167,963            $ 6,139,772
Less accumulated depreciation                         (2,547,229)            (2,449,716)
                                           ----------------------  ---------------------
    Property, plant and equipment, net               $ 3,620,734            $ 3,690,056
                                           ======================  =====================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $118,729,000 and $156,050,000 for the three months ended June 30, 2003 and 2002, respectively and $225,565,000 and $303,870,000 for the six months ended June 30, 2003 and
     2002, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment. This change in estimate reduced depreciation expense by $10,141,000 and $20,098,000, or $0.02 and $0.04 per share for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, we recognized accelerated depreciation of $900,000 and $12,800,000, respectively, related to the closing of our Plano, Texas facility.

(3)  Dispositions:
     ------------
     On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale recognized in the second quarter of 2003 was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale recognized in the second quarter of 2003 was $4,397,000.

(4)  Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

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

          Electric and Gas
          ----------------
          On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230,000,000 in cash ($220,000,000 if we close the sale by August 11, 2003), subject to adjustments specified in the agreements. The transaction is subject to customary approvals and is expected to close in the third quarter of 2003 (see Note 17 to Consolidated Financial Statements).

          On November 1, 2002, we completed the sale of our Kauai Electric division to Kauai Island Utility Cooperative (KIUC) for $215,000,000 in cash. The pre-tax gain on the sale recognized in the fourth quarter of 2002 was $8,273,000.

          On December 19, 2002, we entered into a definitive agreement to sell The Gas Company in Hawaii to K-1 USA Ventures, Inc. for $115,000,000 in cash and assumed liabilities, subject to adjustments under the terms of the agreement. The transaction is subject to customary approvals and is expected to close in the third quarter of 2003 (see
          Note 17 to Consolidated Financial Statements).

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

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

($ in thousands)                                      For the six months ended June 30,
                                                  -------------------------------------------
                                                         2003                   2002
                                                  -------------------    --------------------
Revenue                                                   $    -               $   4,650
Operating loss                                            $    -               $    (419)
Income tax benefit                                        $    -               $    (920)
Loss from discontinued operations, net of tax             $    -               $  (1,478)
Gain on disposal of water segment, net of tax             $    -               $ 169,326


     Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:

($ in thousands)                                   June 30, 2003       December 31, 2002
                                                --------------------   -------------------

Current assets                                            $  44,856             $  49,549
Net property, plant and equipment                           376,484               358,135
Other assets                                                 49,991                40,080
                                                --------------------   -------------------
Total assets held for sale                                $ 471,331             $ 447,764
                                                ====================   ===================

Current liabilities                                       $  54,402             $  79,194
Other liabilities                                            58,784                66,775
                                                --------------------   -------------------
Total liabilities related to assets held
  for sale                                                $ 113,186             $ 145,969
                                                ====================   ===================


(5)  Goodwill:
     --------
     Goodwill at June 30, 2003 and December 31, 2002 is as follows:

     ($ in thousands)              June 30, 2003         December 31, 2002
                             ------------------------  ---------------------

         Goodwill, net               $ 1,858,558            $ 1,869,348
                             ========================  =====================

     On January 1, 2002, we adopted Statement of Financial  Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment, at least annually. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. The decline in goodwill at June 30, 2003 is due to the April 1, 2003 sale of access lines in North Dakota.

(6)  Other Intangibles:
     -----------------
     Other intangibles at June 30, 2003 and December 31, 2002 are as follows:

($ in thousands)                                   June 30, 2003         December 31, 2002
                                              ------------------------  ---------------------

Customer base - amortizable over 96 months                 $  995,853            $ 1,000,816
Trade name - non-amortizable                                  122,058                122,058
                                              ------------------------  ---------------------
   Other intangibles                                        1,117,911              1,122,874
Accumulated amortization                                     (242,007)              (179,904)
                                              ------------------------  ---------------------
    Total other intangibles, net                           $  875,904            $   942,970
                                              ========================  =====================

     We have reflected assets acquired at fair market values at the time of acquisition in accordance with purchase accounting standards. Our allocations are based upon an independent appraisal of the respective properties acquired.

     Amortization expense was $31,630,000 and $30,328,000 for the three months ended June 30, 2003 and 2002, respectively and $63,342,000 and $60,682,000 for the six months ended June 30, 2003 and 2002, respectively. The decline in customer base at June 30, 2003 is due to the April 1, 2003 sale of access lines in North Dakota.

(7)  Restructuring Charges and Other Expenses:
     ----------------------------------------

     2003
     ----
     Restructuring and other expenses primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write off of software no longer useful. We continue to review our operations, personnel and facilities to achieve greater efficiency.

     2002
     ----
     Restructuring and other expenses primarily consist of expenses related to our various restructurings, including reductions in personnel at our telecommunications operations, costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6,800,000 of costs and expenses related to our tender offer in June 2002 for all publicly held ELI common shares that we did not own.

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies among all our telecommunications operations.

     Plano Restructuring
     Pursuant to a plan adopted in the third quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $839,000 for the three months ended March 31, 2002 and we adjusted our accrual down by $92,000 for the three months ended June 30, 2002. The restructuring expenses primarily consist of severance benefits, retention earned through March 31, 2002 and other planning and communication costs. We sold our Plano office building in March 2003.

     Sacramento Call Center Restructuring
     In April 2002, we closed our Sacramento Customer Care Center pursuant to a plan adopted in the fourth quarter of 2001. In connection with this closing, we recorded a pre-tax charge of $62,000 for the three months ended March 31, 2002 and $9,000 for the three months ended June 30, 2002.

     ELI Restructuring
     In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network pursuant to a plan adopted in the fourth quarter of 2001. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees, which were accrued for but not paid at December 31, 2001. In the first and second quarters of 2002, ELI adjusted its original accrual down by $2,100,000 and $100,000, respectively, due to the favorable settlement of termination charges for an off-net circuit agreement. As of December 31, 2002, this accrual was adjusted down by $725,000, $1,354,000 was paid and no accrual remained.

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

($ in thousands)
                   2001            Severance         Benefits       Retention       Other        Total
                                -----------------  -------------- -------------- ------------- ----------

2001 Plano Restructuring
Original accrued amount                  $ 9,353         $ 1,535        $ 1,178         $ 936   $ 13,002
Amount paid                               (8,985)         (1,390)        (3,832)         (523)   (14,730)
Additional accrual                           616               -          2,943            27      3,586
Adjustments                                 (984)           (132)          (289)         (440)    (1,845)
                                -----------------  -------------- -------------- ------------- ----------
Accrued @ 12/31/2002                           -              13              -             -         13
                                -----------------  -------------- -------------- ------------- ----------
Amount paid                                    -             (13)             -             -        (13)
Additional accrual                             -               -              -             -          -
Adjustments                                    -               -              -             -          -
                                -----------------  -------------- -------------- ------------- ----------
Accrued @ 6/30/2003                      $     -         $     -        $     -         $   -   $      -
                                =================  ============== ============== ============= ==========


(8)  Long-Term Debt:
     --------------
     The activity in our long-term  debt from December 31, 2002 to June 30, 2003 is as follows:

                                                        Six Months Ended June 30, 2003
                                                    ---------------------------------------
                                                                                                             Interest Rate*
                                                                                                                  at
                                     December 31,                Interest                       June 30,       June 30,
($ in thousands)                        2002        Payments**   Rate Swap          Other        2003            2003
                                     ------------   ----------   ---------          -----       --------     --------------

FIXED RATE

  Rural Utilities Service Loan
   Contracts                          $    30,874   $   (433)       $      -      $            $    30,441      6.210%

  Senior Unsecured Debt                 4,508,880    (99,640)            864               -     4,410,104      8.095%

  Equity Units                            460,000           -              -               -       460,000      7.480%

  ELI Notes                                 5,975           -              -               -         5,975      6.232%
  ELI Capital Leases                      135,200     (7,906)              -        (53,385)        73,909     10.267%
  Industrial Development Revenue
    Bonds                                 186,390    (74,655)              -               -       111,735      5.874%
  Other                                        40         (9)              -               -            31     12.986%
                                      -----------   ---------       ---------     ----------   -----------
TOTAL FIXED RATE                        5,327,359    (182,643)           864        (53,385)     5,092,195
                                      -----------   ----------      ---------     ----------   -----------

VARIABLE RATE

  Industrial Development Revenue Bonds    148,913    (118,940)             -               -        29,973     1.609%
                                      -----------   ----------      ---------     ----------   -----------
TOTAL VARIABLE RATE                       148,913    (118,940)             -               -        29,973
                                      -----------   ----------      ---------     ----------   -----------

TOTAL                                 $ 5,476,272   $(301,583)      $     864     $  (53,385)  $ 5,122,168
                                      -----------   ==========      =========     ===========  -----------

  Less:  Current Portion                 (58,911)                                                (105,776)
  Less:  Equity Units                   (460,000)                                                (460,000)
                                      -----------                                              -----------
TOTAL LONG TERM DEBT                  $ 4,957,361                                              $ 4,556,392
                                      ===========                                              ===========


* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** Includes purchases on the open market.

During June 2003, we redeemed five separate issues of the Company's Industrial Development Revenue Bonds aggregating $75,500,000, and seven issues of the Company's Special Purpose Revenue Bonds aggregating $88,800,000. All of these redemptions were funded with cash. In addition, we called for redemption two additional Industrial Development Revenue Bond series aggregating $13,500,000, $12,400,000 of which was redeemed with cash on July 2, 2003, with the remaining $1,100,000 issue to be redeemed with cash on August 1, 2003.

During the first six months of 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $93,900,000 at a premium of approximately $3,100,000.

In March 2003, we terminated a capital lease obligation at ELI, which resulted in a non-cash pre-tax gain of $40,703,000 included in investment and other income (loss), net. In addition, in June 2003, ELI reduced the number of optical fibers leased under another capital lease, which resulted in a non-cash pre-tax gain of approximately $25,021,000 included in investment and other income
(loss), net. Total future minimum cash payment commitments over the next 24 years under ELI's long-term capital leases amounted to $156,886,000 as of June 30, 2003.

On  February  1,  2003,   we  repaid  at   maturity   $35,000,000   of  Frontier
Communications of Minnesota 7.61% Senior Notes.

(9)  Income (Loss) Per Common Share:
     ------------------------------
     The reconciliation of the income (loss) per common share calculation for the three and six months ended June 30, 2003 and 2002, respectively, is as follows:

($ in thousands, except per-share amounts)             For the three months ended June 30,   For the six months ended June 30,
                                                      ------------------------------------  ------------------------------------
                                                           2003              2002                2003              2002
                                                      ----------------  ------------------  ----------------  ------------------
Net income (loss) used for basic and diluted-
   earnings per common share
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle       $ 34,057         $ (41,559)           $ 95,719         $ (86,369)
Income from discontinued operations                                 -                 -                   -           167,848
                                                      ----------------  ----------------    ----------------  ----------------
Income (loss) before cumulative effect of change in
   accounting principle                                        34,057           (41,559)             95,719            81,479
Cumulative effect of change in accounting principle                 -                 -              65,769           (39,812)
                                                      ----------------  ----------------    ----------------  ----------------
 Total basic net income (loss)                               $  34,057        $  (41,559)          $ 161,488        $   41,667
                                                      ================  ================    ================  ================

Effect of conversion of preferred securities                    1,552             1,552               3,105             3,105
                                                      ----------------  ----------------    ----------------  ----------------
Total diluted net income (loss)                              $ 35,609         $ (40,007)           $164,593         $  44,772
                                                      ================  ================    ================  ================

Basic earnings (loss) per common share
Weighted-average shares outstanding - basic                   282,180           280,610             281,934           280,432
                                                      ----------------  ----------------    ----------------  ----------------
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle       $   0.12         $   (0.15)           $   0.34         $   (0.31)
Income from discontinued operations                                 -                 -                   -              0.60
                                                     ----------------  ----------------    ----------------  ----------------
Income (loss) before cumulative effect of change in
   accounting principle                                          0.12             (0.15)               0.34              0.29
Cumulative effect of change in accounting principle                 -                 -                0.23             (0.14)
                                                      ----------------  ----------------    ----------------  ----------------
Net income (loss) attributable to common shareholders        $   0.12         $   (0.15)           $   0.57         $   0.15
                                                      ================  ================    ================  ================

Diluted earnings (loss) per common share
Weighted-average shares outstanding                           282,180           280,610             281,934           280,432
Effect of dilutive shares                                       5,389             4,644               4,763             4,418
Effect of conversion of preferred securities                   15,134            15,134              15,134            15,134
                                                      ----------------  ----------------    ----------------  ----------------
Weighted-average shares outstanding - diluted                 302,703           300,388             301,831           299,984
                                                      ================  ================    ================  ================
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle       $   0.12         $   (0.15)           $   0.33         $   (0.31)
Income from discontinued operations                                 -                 -                   -              0.59
                                                      ----------------  ----------------    ----------------  ----------------
Income (loss) before cumulative effect of change in
   accounting principle                                          0.12             (0.15)               0.33              0.28
Cumulative effect of change in accounting principle                 -                 -                0.22             (0.13)
                                                      ----------------  ----------------    ----------------  ----------------
Net income (loss) attributable to common shareholders        $   0.12         $   (0.15)           $   0.55         $    0.15
                                                      ================  ================    ================  ================


     All share amounts represent weighted average shares outstanding for each respective period. The diluted income (loss) per common share calculation excludes the effect of potentially dilutive shares when their exercise price exceeds the average market price over the period. At June 30, 2003, 4,025,000 shares of Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share have been included in the diluted income (loss) per common share calculation. We also have 11,284,000 potentially dilutive stock options exercisable at prices ranging from $11.09 to $21.47 per share and 18,400,000 potentially dilutive equity units. Each equity unit initially consists of a 6.75% senior note due 2006 and a purchase contract (warrant) for our common stock. These items were not included in the diluted income (loss) per common share calculation for any of the above periods as their effect was antidilutive. Restricted stock awards of 1,553,000 shares and 1,477,000 shares at June 30, 2003 and 2002 respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

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


($ in thousands)                                     For the three months ended June 30, 2003
                                      ---------------------------------------------------------------------------
                                                                                                        Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $   510,153        $ 43,719       $  56,150      $ 33,932    $   643,954
Depreciation and amortization               144,374           5,985               -             -        150,359
Reserve for telecommunications
   bankruptcies                               1,113           1,147               -             -          2,260
Restructuring and other expenses              9,482             631               -             -         10,113
Operating income                            121,814           2,350           6,159         4,869        135,192
Capital expenditures, net                    56,415           2,254           4,296         4,827         67,792

($ in thousands)                                     For the three months ended June 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $   514,686        $ 45,287       $  47,856      $ 54,610    $   662,439
Depreciation and amortization               154,741          31,591              46             -        186,378
Reserve for telecommunications
   bankruptcies                               9,567             434               -             -         10,001
Restructuring and other expenses              9,207           9,073               -             -         18,280
Operating income (loss)                     100,607         (38,976)          8,416        12,521         82,568
Capital expenditures, net                    81,364           3,067           4,940         4,500         93,871

($ in thousands)                                       For the six months ended June 30, 2003
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,023,762        $ 84,812       $ 119,681      $ 67,561    $ 1,295,816
Depreciation and amortization               276,729          12,178               -             -        288,907
Reserve for telecommunications
   bankruptcies                               1,113           1,147               -             -          2,260
Restructuring and other expenses              9,482             610               -             -         10,092
Operating income                            268,729           2,885          18,010         9,863        299,487
Capital expenditures, net                    94,292           3,401           7,465         9,972        115,130

($ in thousands)                                       For the six months ended June 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,022,717        $ 92,534       $ 119,221      $107,301    $ 1,341,773
Depreciation and amortization               313,031          51,391             130             -        364,552
Reserve for telecommunications
   bankruptcies                              17,371             434               -             -         17,805
Restructuring and other expenses             15,212           6,973               -             -         22,185
Operating income (loss)                     192,828         (55,996)         20,304        25,791        182,927
Capital expenditures, net                   137,404           5,656           9,319         9,704        162,083


The following table reconciles sector capital expenditures to total consolidated capital expenditures.


($ in thousands)                       For the three months ended      For the six months ended
                                                June 30,                        June 30,
                                      ------------------------------ -----------------------------
                                          2003            2002            2003           2002
                                      --------------  -------------- --------------- -------------
Total segment capital expenditures         $ 67,792        $ 93,871       $ 115,130     $ 162,083
General capital expenditures                     58             248             472           475
                                      --------------  -------------- --------------- -------------
Consolidated reported capital
   expenditures                            $ 67,850        $ 94,119       $ 115,602     $ 162,558
                                      ==============  ============== =============== =============

(11) Adelphia Investment:
     -------------------
     We recognized losses of $45,600,000 and $49,700,000 on our Adelphia Communications Corp. (Adelphia) investment for the three months ended June 30, 2002 and March 31, 2002, respectively. This non-cash charge reflected an other than temporary decline in Adelphia's stock price. As of June 30, 2002, we had written this investment down to zero.

(12) Derivative Instruments and Hedging Activities:
     ---------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of June 30, 2003 and December 31, 2002 was $350,000,000 and $250,000,000,
     respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 4.67% as of June 30, 2003) and receive fixed rates of interest (average receive rate of 7.89% as of June 30, 2003). The fair value of these derivatives is reflected in other assets as of June 30, 2003, in the amount of $17,523,000 and the related underlying debt has been increased by a like amount. The amounts received during the three and six months ended June 30, 2003 as a result of these contracts amounted to $2,813,000 and $4,117,000 and are included as a reduction of interest expense. We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

(13) Shareholder Rights Plan:
     -----------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. The rights generally are exercisable only if a person or group acquired beneficial ownership of 20 percent or more of our common stock (an "Acquiror") without the consent of our independent directors. Each right not owned by an Acquiror becomes the right to purchase our common stock at a 50 percent discount.

(14) Settlement of Retained Liabilities:
     ----------------------------------
     We were actively pursuing the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the six months ended June 30, 2003 and 2002, we recognized income of $6,165,000 and $10,000,000, respectively, which is reflected in investment and other income (loss), net, as a result of these settlements.

(15) Change in Accounting Principle and New Accounting Pronouncements:
     ----------------------------------------------------------------
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65,769,000. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2003 as the Company has no legal obligation to remove certain of its long-lived assets.

     The following table presents reconciliation between reported net income and adjusted net income. Adjusted net income excludes depreciation expense recognized in prior periods related to the cost of removal provision as required by SFAS No. 143.

                                                          For the three months ended June 30,   For the six months ended June 30,
                                                          ----------------------------------    ----------------------------------
(In thousands, except per-share amounts)                       2003              2002                2003              2002
                                                          ----------------  ----------------    ----------------  ----------------
Reported attributable to common shareholders                     $ 34,057         $ (41,559)          $ 161,488          $ 41,667
Add back: Cost of removal in depreciation expense,
  net of tax                                                            -             3,589                   -             7,302
                                                          ----------------  ----------------    ----------------  ----------------
Adjusted attributable to common shareholders                     $ 34,057         $ (37,970)          $ 161,488          $ 48,969
                                                          ================  ================    ================  ================
Basic earnings per share:
Reported attributable to common shareholders                     $   0.12         $   (0.15)          $    0.57          $   0.15
Cost of removal in depreciation expense                                 -              0.01                   -              0.03
                                                          ----------------  ----------------    ----------------  ----------------
Adjusted attributable to common shareholders                     $   0.12         $   (0.14)          $    0.57          $   0.18
                                                          ================  ================    ================  ================
Diluted earnings per share:
Reported attributable to common shareholders                     $   0.12         $   (0.15)          $    0.55          $   0.15
Cost of removal in depreciation expense                                 -              0.01                   -              0.02
                                                          ----------------  ----------------    ----------------  ----------------
Adjusted attributable to common shareholders                     $   0.12         $   (0.14)          $    0.55          $   0.17
                                                          ================  ================    ================  ================

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the impact of the adoption of SFAS No. 149.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations of the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

     The FASB also recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

(16) Commitments and Contingencies:
     -----------------------------
     We expect capital expenditures in 2003 to be approximately $270,000,000 for ILEC and ELI and $45,200,000 (assuming we own all our utility businesses for the entire year) for gas and electric. However, if we close on our pending sales on the currently expected dates we will spend approximately $25,000,000 for gas and electric. Our public utility properties are currently carried at amounts that do not exceed their net realizable values upon sale. Under the terms of the definitive agreements relating to the sale of these properties, there will be no adjustment to the sales prices for most of the capital expenditures we will make for these properties prior to their sale. To the extent that the carrying amounts of these properties increase above their realizable values upon sale as a result of capital expenditures or for any other reason, we would record an impairment charge for such excess. We currently estimate we will make $6,100,000 of capital expenditures for these properties from July 1, 2003 through their expected dates of sale. We did not expense any of our $17,437,000 of capital additions related to these properties during the first half of 2003. If the sale of our Arizona utility businesses to UniSource is completed, the sale agreement requires us to promptly redeem $31,240,000 principal amount of industrial development revenue bonds.

     If the sale of our Hawaii gas operations to K-1 USA Ventures is completed, the buyer has agreed to assume $17,593,000 of our special purpose development bonds.

     In March 1999, ELI entered into a 20-year fiber agreement. Under the agreement, we were to pay the other carrier approximately $96,900,000 over the next 20 years. ELI terminated the capital lease obligation in March 2003, which resulted in a non-cash pre-tax gain of $40,703,000. In addition, in June 2003, ELI reduced the number of optical fibers leased under another capital lease, which resulted in a non-cash pre-tax gain of approximately $25,021,000. These gains were reported for the three months ended March 31, 2003 and June 30, 2003 in investment and other income
     (loss), net.

(17) Subsequent Events:
     -----------------
     On August 8, 2003, we completed the sale of our Gas Company in Hawaii to K-1 USA Ventures, Inc. for approximately $115,000,000 in cash and assumed liabilities.

     On August 11, 2003, we completed the sale of our Arizona gas and electric divisions to UniSource Energy Corporation for approximately $220,000,000 in cash and issued call notices on $31,240,000 in industrial development revenue bonds to be repaid in the fourth quarter of 2003.

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

     * The effect of changes in the telecommunications market, including the likelihood of significantly increased price and service competition;

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

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecommunications companies, we do experience competition from other wireline local carriers through Unbundled Network Elements (UNE) and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and potentially in the future cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with limited competition in a few other areas. Competition from cable companies with respect to high-speed Internet access is intense in Rochester and a few of our other markets such as Elk Grove, California (which is near Sacramento). Competition from wireless companies, other long distance companies and internet service providers is present in varying degrees in all of our markets. One of the ways we are responding to actual and potential competition is by bundling services and products and offering them for a single price. In addition, revenues from data products and services such as DSL continue to increase as a percentage of our total revenues. These factors may cause our margins to decrease.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the six months ended June 30, 2003, we used cash flow from continuing operations and cash and investment balances to fund capital expenditures, interest payments and debt repayments. As of June 30, 2003, we maintained cash and short-term investment balances aggregating $385.0 million.

We expect to spend on 2003 capital projects approximately $258.0 million for the ILEC segment, $12.0 million for the ELI segment and $45.2 million (assuming we own all of our remaining utility businesses for the entire year) for the public utilities segment. However, if we close on our pending sales on the currently expected dates we will spend approximately $25.0 million for gas and electric. In the ordinary course of business, capital expenditures for the public utilities segment would increase the amount of assets that would be reflected on the balance sheet. However, we may expense certain of our capital expenditures with respect to our public utilities segment during 2003 if book values exceed our estimate of expected net realizable sales prices (see Note 16 to Consolidated Financial Statements).

For the six months ended June 30, 2003, our actual capital expenditures were $94.3 million for the ILEC segment, $3.4 million for the ELI segment, $17.4 million for the public utilities segments and $0.5 million for general capital expenditures. Funds necessary for our 2003 capital expenditures were, and are expected to continue to be, provided from our operations and our existing cash and investment balances.

We have an available shelf registration for $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805 million. Associated facility fees vary depending on our credit ratings and are 0.25% per annum as of June 30, 2003. The expiration date for these facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of June 30, 2003, there were no outstanding borrowings under these facilities.

If the sale of our Arizona utility businesses to UniSource is completed, the sale agreement requires us to promptly redeem $31.2 million of the Company's Arizona industrial development revenue bonds. We intend to fund these redemptions using cash flows from continuing operations, the proceeds from the sale of utility properties, and/or cash and cash equivalents and investment balances.

Debt Reduction
--------------
On  February  1,  2003,  we  repaid  at  maturity   $35.0  million  of  Frontier
Communications of Minnesota 7.61% Senior Notes.

In March 2003, we terminated a capital lease obligation at ELI, which resulted in a non-cash pre-tax gain of $40.7 million included in investment and other income (loss), net. In addition, in June 2003, ELI reduced the number of optical fibers leased under another capital lease, which resulted in a non-cash pre-tax gain of $25.0 million included in investment and other income (loss), net.

During June 2003, we redeemed five separate issues of the Company's Industrial Development Revenue Bonds aggregating $75.5 million, and seven issues of the Company's Special Purpose Revenue Bonds aggregating $88.8 million. All of these redemptions were funded with cash. In addition, we called for redemption two additional Industrial Development Revenue Bond series aggregating $13.5 million, $12.4 million of which was redeemed with cash on July 2, 2003, and the remaining $1.1 million issue was redeemed with cash on August 1, 2003.

During the first six months of 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $93.9 million at a premium of approximately $3.1 million.

During the period between June 15, 2003 and July 15, 2003, holders of the Company's outstanding $15.1 million principal amount of 6.80% Debentures due August 15, 2026 had the option to put the Debentures to the Company for mandatory redemption at par on August 15, 2003. As a result, the entire outstanding principal amount of these debentures has been classified as debt due within one year on the Company's balance sheet since the third quarter of 2002. By July 15, 2003 holders of $2.5 million of the debentures had exercised their right to put the debentures to us on August 15, 2003. Accordingly, the $12.6 of debentures that were not put to us for redemption has been reclassified as long-term debt on the balance sheet, with a final maturity of August 15, 2026.

Interest Rate Management
------------------------
In order to manage our interest expense, we entered into five interest swap agreements in 2002 and 2001 with investment grade financial institutions. During the second quarter of 2003, we entered into two additional interest rate swaps. Each agreement covers a notional amount of $50.0 million. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. There are two interest rate swap agreements that were executed in 2001 that receive a 6.375% fixed rate until the swaps' termination date of August 15, 2004, and there are now five swaps that were executed in 2002 and 2003 that receive an 8.500% fixed rate until their termination date of May 15, 2006. The underlying variable rate on these swaps is set either in advance, in arrears or, as in the case of one agreement, based on each period's daily average six-month LIBOR.

In connection with these swaps, we have entered into agreements which set the average effective rate on $200 million of swaps at 5.166% for the six month period ending November 15, 2003, as well as setting the effective rate on $200 million of swaps at an average rate of 6.218% for the six month period beginning November 15, 2003, all compared to the unhedged rate of 8.50%. All swaps and associated supplemental rate agreements are accounted for under SFAS No. 133 as fair value hedges.

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

Our $805.0 million credit facilities and our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) contain a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1 through December 30, 2003, 4.25 to 1 from then until December 30, 2004, and 4.00 to 1 thereafter. We are in compliance with all of our debt covenants.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. During 2001, we sold two of our natural gas operations and in 2002 we sold all of our water and wastewater treatment operations and one electric business.

On January 15, 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities.

On October 29, 2002, we entered into definitive agreements to sell our Arizona gas and electric divisions to UniSource Energy Corporation for $230.0 million in cash ($220.0 million if we close the sale by August 11, 2003) subject to adjustments specified in the agreements. The transaction is subject to customary approvals and is expected to close in the third quarter of 2003 (see Note 17 to Consolidated Financial Statements).

On October 31, 2002, we completed the sale of approximately 4,000 telephone access lines in North Dakota for approximately $9.7 million in cash.

On November 1, 2002, we completed the sale of our Kauai Electric division for $215.0 million in cash.

On December 19, 2002, we entered into a definitive agreement to sell The Gas Company in Hawaii to K-1 USA Ventures, Inc. for $115.0 million in cash and assumed liabilities, subject to adjustments under the terms of the agreement. The transaction is subject to customary approvals and is expected to close in the third quarter of 2003 (see Note 17 to Consolidated Financial Statements).

We have entered into definitive agreements to sell the assets of our Vermont electric division to Vermont Electric Power Company, Inc. and Vermont Electric Cooperative, Inc. for an aggregate of approximately $25.0 million in cash subject to adjustments under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close during the first half of 2004.

On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25.7 million in cash.

On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7.5 million in cash.

All of our gas and electric assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale. As discussed in Note 16 to Consolidated Financial Statements we may record additional impairment losses during 2003.

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

With respect to our remaining gas and electric properties, our estimate of net realizable value is based upon expected future sales prices of these properties.

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

Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." Our pension and other post retirement benefits expenses are based upon a set of assumptions that include projections of future interest rates and asset returns. Actual results may vary from these estimates. We are assuming a long-term rate of return on plan assets of 8.25% and a discount rate of 6.75% for 2003. Actual returns have been negative in recent years. If future market conditions cause either a decline in interest rates used to value our pension plan liabilities or reductions to the value of our pension plan assets we potentially could incur additional charges to our shareholder's equity. Based upon market conditions existing at the end of June 2003, should market conditions remain unchanged, an additional charge to equity of approximately $15
- $20 million would be required at the end of 2003.

Our income tax expense is computed utilizing an estimated annual effective income tax rate in accordance with Accounting Principles Board Opinions (APB) No. 28, "Interim Financial Reporting." The tax rate is computed using estimates as to the Company's net income before income taxes for the entire year and the impact of estimated permanent book-tax differences relative to that forecast.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosures relating to them.

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

Depreciation expense for the Company's wireline operations has historically included an additional provision for cost of removal. Effective with the adoption of SFAS No. 143, on January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation as the Company has no legal obligation to remove certain long-lived assets. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in an after tax non-cash gain of approximately $65.8 million recognized in the first quarter of 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the impact of the adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations of the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

The FASB also recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

(b)  Results of Operations
     ---------------------

                                    REVENUE

Consolidated revenue for the three and six months ended June 30, 2003 decreased $18.5 million and $46.0 million, respectively, or 3% as compared with the prior year periods. The decrease in the second quarter is due to a $12.4 million net decrease in gas and electric revenue, a $4.5 million decrease in ILEC revenue, and a decrease in ELI revenue of $1.6 million. The year-to-date decrease is due to a $39.3 million net decrease in gas and electric revenue, a $7.7 million decrease in ELI revenue partially offset by an increase in ILEC revenue of $1.0 million. On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota. The North Dakota revenues totaled $1.9 million and $5.6 million for the six months ended June 30, 2003 and 2002, respectively.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                   For the three months ended June 30,             For the six months ended June 30,
                                --------------------------------------------  -----------------------------------------------
                                    2003       2002      $ Change   % Change      2003        2002      $ Change    % Change
                                ---------- ------------ ----------- --------  ------------ ----------- ------------ ---------
Access services                  $ 160,142  $ 171,163   $ (11,021)    -6%     $  325,139   $  336,996    $ (11,857)       -4%
Local services                     220,710    217,638       3,072      1%        441,805      434,438        7,367         2%
Long distance and data services     76,487     71,029       5,458      8%        151,265      141,315        9,950         7%
Directory services                  26,736     25,810         926      4%         53,779       52,054        1,725         3%
Other                               26,078     29,046      (2,968)   -10%         51,774       57,914       (6,140)      -11%
                                ---------- ------------ -----------            -----------  ----------- ------------
   ILEC revenue                    510,153    514,686      (4,533)    -1%      1,023,762    1,022,717        1,045         0%
ELI                                 43,719     45,287      (1,568)    -3%         84,812       92,534       (7,722)       -8%
                                ---------- ------------ -----------            ----------- ----------- ------------
                                 $ 553,872  $ 559,973   $  (6,101)    -1%     $1,108,574   $1,115,251    $  (6,677)       -1%
                                ========== ============ ===========           ===========  =========== ============

Changes in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Historically, rural local telephone companies experienced steady growth in access lines because of positive demographic trends, steady rural local economies and little competition. In recent quarters many rural local telephone companies (including ours) have experienced a loss of access lines because of difficult economic conditions, increased competition and disconnecting second lines by some customers when they add DSL or other high-speed internet service. Excluding the North Dakota sale, we lost approximately 14,600 access lines during the six months ended June 30, 2003 but added more than 21,000 DSL subscribers during this period. Residential lines lost represented 81 percent of the total loss, excluding the North Dakota sale. The non-residential line losses were principally in Rochester, New York while the residential losses were throughout our markets other than Arizona and California. We expect to continue to lose access lines during the remainder of 2003. A continued decrease in access lines, combined with continuing difficult economic conditions, lower access rates and increased competition, may cause our revenues to decrease further during the remainder of 2003.

Beginning in the first  quarter 2003,  the  presentation  of revenue  categories
includes  certain   reclassifications  to  ensure  consistency  among  reporting properties. All prior periods have been conformed to this presentation.

Access services revenue for the three months ended June 30, 2003 decreased $11.0 million or 6% as compared with the prior year period. Switched access revenue decreased $5.2 million primarily due to the effect of access rate reductions effective July 1, 2002. Subsidies revenue decreased $3.8 million due to lower Universal Service Fund (USF) support.

Access services revenue for the six months ended June 30, 2003 decreased $11.9 million or 4% as compared with the prior year period primarily due to a decrease of $10.4 million in switched access revenue due to the effect of access rate reductions effective July 1, 2002. Our overall subsidy revenues in 2003 are expected to be slightly lower than 2002.

Local services revenue for the three months ended June 30, 2003 increased $3.1 million or 1% as compared with the prior year period. Local revenue increased $0.4 million primarily due to $3.4 million in higher subscriber line charges
(SLC) effective July 2002, partially offset by the $1.5 million impact of the sale of our North Dakota exchanges in 2003, and a $1.6 million decrease from continued losses of access lines. Enhanced services revenue increased $2.7 million primarily due to the sale of additional feature packages.

Local services revenue for the six months ended June 30, 2003 increased $7.4 million or 2% as compared with the prior year period. Local revenue increased $2.0 million primarily due to $7.1 million in higher SLC effective July 2002, partially offset by the $1.5 million impact of the sale of our North Dakota exchanges in 2003, and a $5.5 million decrease from continued losses of access lines. Enhanced services revenue increased $5.4 million primarily due to the sale of additional feature packages.

Long distance and data services revenue for the three months ended June 30, 2003 increased $5.5 million or 8% as compared with the prior period primarily due to growth of $7.8 million related to data partially offset by a decrease of $2.3 million in long distance revenue due to declining minutes of use.

Long distance and data services revenue for the six months ended June 30, 2003 increased $10.0 million or 7% as compared with the prior period primarily due to growth of $11.2 million related to data partially offset by a decrease of $1.3 million in long distance revenue due to declining minutes of use. Our long distance revenues decreased during the second quarter of 2003 because of competition from wireless providers and declining minutes of use. We expect these factors will continue to affect our long distance revenues during 2003.

Directory revenue for the three months ended June 30, 2003 increased $0.9 million or 4% as compared with the prior period primarily due to growth in yellow pages advertising.

Directory revenue for the six months ended June 30, 2003 increased $1.7 million or 3% as compared with the prior period primarily due to growth in yellow pages advertising.

Other revenue for the three months ended June 30, 2003 decreased $3.0 million or 10% compared with the prior period primarily due to higher uncollectible revenue of $1.1 million and the termination at December 31, 2002 of $1.1 million (for the three months) in contract services provided to Global Crossing Ltd. (Global).

Other revenue for the six months ended June 30, 2003 decreased $6.1 million or 11% compared with the prior period primarily due to the termination at December 31, 2002 of $2.5 million (for the six months) in contract services provided to Global Crossing.

ELI revenue for the three and six months ended June 30, 2003 decreased $1.6 million, or 3%, and $7.7 million, or 8%, respectively, as compared to the prior year period primarily due to a decline in Integrated Service Digital Network
(ISDN) services due to less demand from Internet service providers and lower demand for long haul services. ELI's revenue rose from $41.1 million for the three months ended March 31, 2003 to $43.7 million for the three months ended June 30, 2003, reversing a nine consecutive quarter trend of declining revenues.

                        GAS AND ELECTRIC REVENUE

  ($ in thousands)             For the three months ended June 30,                For the six months ended June 30,
                            --------------------------------------------    -----------------------------------------------
                               2003       2002      $ Change   % Change         2003        2002      $ Change    % Change
                            ---------- ----------- ----------- ---------    ------------ ----------- ------------ ---------
  Gas revenue                 $ 56,150   $ 47,856   $   8,294     17%        $ 119,681    $ 119,221    $     460       0%
  Electric revenue            $ 33,932   $ 54,610   $ (20,678)   -38%        $  67,561    $ 107,301    $ (39,740)    -37%


Gas revenue for the three months ended June 30, 2003 increased $8.3 million, or 17%, as compared with the prior year period primarily due to higher purchased gas costs passed on to consumers in 2003. Under tariff provisions, the costs of our gas purchases are primarily passed on to customers.

Gas revenue for the six months ended June 30, 2003 increased $0.5 million as compared with the prior year period primarily due to higher purchased gas costs passed on to consumers in Hawaii offset by an Arizona commission ruling precluding higher purchased gas costs to be passed on to consumers during the first three months of 2003.

Electric revenue for the three and six months ended June 30, 2003 decreased $20.7 million, or 38%, and $39.7 million, or 37%, respectively, as compared with the prior year periods primarily due to the sale of Kauai Electric on November 1, 2002 partially offset by the effect of a rate increase in Vermont on July 15, 2002 and a slight increase in unit sales.


                                COST OF SERVICES

      ($ in thousands)             For the three months ended June 30,                For the six months ended June 30,
                                ------------------------------------------     -----------------------------------------------
                                  2003       2002      $ Change   % Change        2003        2002       $ Change    % Change
                                --------- ----------- ----------- --------     ------------ ----------  ------------ ---------
      Network access            $ 58,168   $  58,598    $ (430)      -1%       $ 114,683    $ 116,556    $  (1,873)       -2%
      Gas purchased               34,041      26,201     7,840       30%          69,987       69,801          186         0%
      Electric energy and
        fuel oil purchased        21,328      28,987    (7,659)     -26%          42,086       55,667      (13,581)      -24%
                                --------- ----------- -----------              -----------  ----------  ------------
                                $113,537   $ 113,786    $ (249)       0%       $ 226,756    $ 242,024    $ (15,268)       -6%
                                ========= =========== ===========              ===========  ==========  ============

Network access expenses for the three and six months ended June 30, 2003 decreased $0.4 million, or 1%, and $1.9 million, or 2%, respectively as compared with the prior year periods. ELI costs have declined slightly due to a drop in demand while ILEC sector costs have risen slightly due to increased circuit expense associated with additional data product introductions and increased long distance access expense.

Gas purchased for the three months ended June 30, 2003 increased $7.8 million, or 30%, as compared with the prior year period primarily due to higher purchased propane fuel expense due to an overall increase in petroleum prices.

Gas purchased for the six months ended June 30, 2003 increased $0.2 million as compared with the prior year period primarily due to higher purchased propane fuel expense offset by lower commodity pricing and the effect of an Arizona commission ruling precluding higher purchased gas costs from being passed on to consumers, thus deferring recoverability to a future period.

Electric energy and fuel oil purchased for the three and six months ended June 30, 2003 decreased $7.7 million, or 26%, and $13.6 million, or 24%, respectively, as compared with the prior year periods primarily due to the sale of Kauai Electric on November 1, 2002 partially offset by increased purchased power costs.

                            OTHER OPERATING EXPENSES

($ in thousands)                   For the three months ended June 30,               For the six months ended June 30,
                                -------------------------------------------  -----------------------------------------------
                                   2003       2002      $ Change   % Change      2003        2002      $ Change    % Change
                                ----------- ----------- ----------- -------  ------------- ----------- ------------ --------
Operating expenses               $ 178,038  $ 191,019   $ (12,981)    -7%     $ 355,618    $ 390,272    $ (34,654)      -9%
Taxes other than income taxes       28,566     31,384      (2,818)    -9%        58,887       64,748       (5,861)      -9%
Sales and marketing                 25,889     29,023      (3,134)   -11%        53,809       57,260       (3,451)      -6%
                                ----------- ----------- -----------           -----------  -----------  ------------
                                 $ 232,493  $ 251,426   $ (18,933)    -8%     $ 468,314    $ 512,280    $ (43,966)      -9%
                                =========== =========== ===========           ===========  ===========  ============

Operating expenses for the three months ended June 30, 2003 decreased $13.0 million, or 7%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the electric sector due to the sale of Kauai Electric. Expenses were negatively impacted by increased compensation expense of $4.3 million primarily because of variable stock plans (under variable stock plans, the amount of compensation expense changes as our stock price changes) and increased pension expenses as discussed below.

Operating expenses for the six months ended June 30, 2003 decreased $34.7 million, or 9%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the electric sector due to the sale of Kauai Electric. Expenses were negatively impacted by increased compensation expense of $3.5 million related to variable stock plans and increased pension expenses as discussed below. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs. We incurred $2.7 million of severance costs in our telecommunications operations during the three months ended June 30, 2003.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will increase from $4.3 million in 2002 to approximately $13.0 - $15.0 million in 2003 but that no contribution to our pension plans will be required in 2003. In addition, as medical costs increase the costs of our retiree medical obligations also increase. Our retiree medical costs for 2002 were $15.1 million and our current estimate for 2003 is $15.0 - $16.0 million.

In future periods, compensation expense related to variable stock plans may be materially affected by our stock price. A $1.00 change in our stock price impacts compensation expense by approximately $1.0 million.

Taxes other than income taxes for the three and six months ended June 30, 2003 decreased $2.8 million and $5.9 million, or 9%, respectively, as compared with the prior year periods primarily due to decreased property taxes at ELI due to lower asset values.

Sales and marketing expenses for the three and six months ended June 30, 2003 decreased $3.1 million, or 11%, and $3.5 million, or 6%, respectively, as compared to the prior year period due to a reduction of personnel and related costs in the ILEC sector.

                  DEPRECIATION AND AMORTIZATION EXPENSE

  ($ in thousands)             For the three months ended June 30,            For the six months ended June 30,
                            -------------------------------------------  ----------------------------------------------
                               2003       2002      $ Change   % Change     2003        2002      $ Change    % Change
                            ---------- ----------- ----------- --------  ---------- ----------- ------------ ----------
  Depreciation  expense      $ 118,729  $ 156,050   $ (37,321)   -24%    $ 225,565   $ 303,870    $ (78,305)      -26%
  Amortization expense          31,630     30,328       1,302      4%       63,342      60,682        2,660         4%
                            ---------- ----------- -----------          ----------- ----------- ------------
                             $ 150,359  $ 186,378   $ (36,019)   -19%    $ 288,907   $ 364,552    $ (75,645)      -21%
                            ========== =========== ===========          =========== =========== ============

Depreciation expense for the three months ended June 30, 2003 decreased $37.3 million, or 24%, as compared with the prior year period primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment.

Depreciation expense for the six months ended June 30, 2003 decreased $78.3 million, or 26%, as compared with the prior year period primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment. Accelerated depreciation in 2002 of $12.8 million relating to the closing of our Plano, Texas facility also contributed to the decrease.

Amortization expense for the three and six months ended June 30, 2003 increased $1.3 million and $2.7 million, or 4%, respectively, as compared with the prior year periods primarily due to increased amortization of customer base, due to a final purchase price allocation, resulting from the receipt of the final valuation report of our Frontier acquisition during the second quarter of 2002.

                 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES

($ in thousands)                   For the three months ended June 30,            For the six months ended June 30,
                                -------------------------------------------  -----------------------------------------------
                                    2003       2002      $ Change   % Change    2003        2002      $ Change    % Change
                                ---------- ----------- ----------- --------  ------------ ----------- ------------ ---------
Reserve for telecommunications
  bankruptcies                    $  2,260   $ 10,001    $ (7,741)   -77%      $  2,260    $ 17,805    $ (15,545)      -87%
Restructuring and other expenses  $ 10,113   $ 18,280    $ (8,167)   -45%      $ 10,092    $ 22,185    $ (12,093)      -55%

During the second quarter 2003, we reserved approximately $2.3 million of trade receivables with Touch America as a result of Touch America's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunication services. If other telecommunications companies file for bankruptcy we may have additional significant reserves in future periods.

During the second quarter 2002, we reserved approximately $21.6 million of trade receivables with WorldCom, as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. This charge was partially offset by an $11.6 million settlement with Global as discussed below.

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global. We have ongoing commercial relationships with Global affiliates. We reserved a total of $29.0 million of Global receivables during 2001 and 2002 as a result of Global's filing for bankruptcy to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships. We recorded a write-down of such receivables in the amount of $7.8 million in the first quarter 2002 and $21.2 million in the fourth quarter of 2001. In the second quarter 2002, as the result of a settlement agreement with Global, we reversed $11.6 million of our previous write-down of the net realizable value of these receivables.

Restructuring and other expenses for 2003 primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write off of software no longer useful.

During 2002, restructuring and other expenses primarily consist of expenses related to our various restructurings, including reductions in personnel at our telecommunications operations, and costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs.

    INVESTMENT AND OTHER INCOME (LOSS), NET / GAIN (LOSS) ON SALE OF ASSETS /
                 INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

($ in thousands)                 For the three months ended June 30,            For the six months ended June 30,
                              -------------------------------------------  ----------------------------------------------
                                 2003       2002      $ Change   % Change    2003        2002      $ Change    % Change
                              ----------- ---------- ----------- --------  ---------- ----------- ------------ ----------
 Investment and
  other income (loss), net      $ 24,566  $ (29,188)   $ 53,754    184%      $ 74,388   $ (78,139)   $ 152,527       195%
Gain (loss) on sale of assets   $  6,671  $       -    $  6,671    100%      $  5,021   $       -    $   5,021       100%
Interest expense                $106,436  $ 119,947    $(13,511)   -11%      $215,712   $ 241,554    $ (25,842)      -11%
Income tax expense (benefit)    $ 24,384  $ (26,560)   $ 50,944    192%      $ 64,360   $ (53,502)   $ 117,862       220%

Investment and other income (loss), net for the three months ended June 30, 2003 increased $53.8 million as compared with the prior year period primarily due a $25.0 million non-cash pre-tax gain in 2003 related to a capital lease restructuring at ELI. The 2002 activity included $10.0 million of income from the settlement of certain retained liabilities at less than face value which were associated with customer advances for construction from our disposed water properties, and the recognition in 2002 of a $45.6 million non-cash pre-tax loss resulting from an other than temporary decline in the value of our investment in Adelphia (see Note 11 to Consolidated Financial Statements). The increase was partially offset by lower income from money market balances and short-term investments.

Investment and other income (loss), net for the six months ended June 30, 2003 increased $152.5 million as compared with the prior year period primarily due to $65.7 million in non-cash pre-tax gains in 2003 related to capital lease restructurings at ELI, $6.2 million of income in 2003 associated with the retained liabilities settlements and the recognition in 2002 of a $95.3 million non-cash pre-tax loss resulting from an other than temporary decline in the value of our investment in Adelphia (see Note 11 to Consolidated Financial Statements). The increase was partially offset by lower income from money market balances and short-term investments.

Gain on sale of assets represents the gain on the sale of access lines in North Dakota and the sale of our wireless partnership interest in Wisconsin, partially offset by a loss recognized on the sale of our Plano office building in March 2003.

Interest expense for the three months ended June 30, 2003 decreased $13.5 million, or 11%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the three months ended June 30, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.7 billion compared to $5.4 billion during the three months ended June 30, 2002. Our weighted average borrowing rate for the three months ended June 30, 2003 as compared with the prior year period was 27 basis points higher, increasing from 7.76% to 8.03%, due to the repayment of debt with interest rates below our average rate.

Interest expense for the six months ended June 30, 2003 decreased $25.8 million, or 11%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the six months ended June 30, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.8 billion compared to $5.4 billion during the six months ended June 30, 2002. Our weighted average borrowing rate for the six months ended June 30, 2003 as compared with the prior year period was 25 basis points higher, increasing from 7.79% to 8.04%, due to the repayment of debt with interest rates below our average rate.

Income taxes for the three and six months ended June 30, 2003 increased $50.9 million and $117.9 million, respectively, as compared with the prior year periods primarily due to changes in taxable income. The effective tax rate for the first six months of 2003 was 39.4% as compared with 39.1% for the first six months of 2002. Assuming the Company's operating structure remains the same, we estimate that our effective tax rate will increase to approximately 44% to 46% for fiscal 2004.

                             DISCONTINUED OPERATIONS

($ in thousands)                  For the six months
                                     ended June 30,
                                   2003         2002
                                ----------  ------------
Revenue                           $   -      $  4,650
Operating income (loss)           $   -      $   (419)
Income (loss) from discontinued
  operations, net of tax          $   -      $ (1,478)
Gain on disposal of water
  segment, net of tax             $   -      $169,326

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

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter of 2003, as a result of our adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", we recognized an after tax non-cash gain of approximately $65.8 million. During the first quarter of 2002, as a result of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", we recognized a transitional impairment loss of $39.8 million for goodwill related to ELI (see Note 15 to Consolidated Financial Statements).

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2003, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we entered into five interest swap agreements in 2002 and 2001 with investment grade financial institutions. During the second quarter of 2003, we entered into two additional interest rate swaps. Each agreement covered a notional amount of $50.0 million. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. There are two interest rate swap agreements that were executed in 2001 that receive a 6.375% fixed rate until the swaps' termination date of August 15, 2004, and there are five swaps executed in 2002 and 2003 that receive an 8.500% fixed rate until their termination date of May 15, 2006. The underlying variable rate on the swaps is set either in advance, in arrears or, as in the case of one agreement, based on each period's daily average six-month LIBOR. In connection with these swaps, the Company entered into a series of supplemental rate agreements which had the effect of setting the floating rate portion of the swaps in advance of the contractually agreed upon rate determination date.

Sensitivity analysis of interest rate exposure
At June 30, 2003, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $5.4 billion, based on our overall weighted average rate of 8.0% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2002. The overall weighted average interest rate declined approximately 3 basis points during 2003. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $242.7 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes marketable equity securities of media and telecommunications companies.

As of June 30, 2003, we owned 3,059,000 shares of Adelphia common stock. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

As of June 30, 2003, we owned 2,305,908 common shares which represent an ownership of 19% of the equity in Hungarian Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and is convertible at our option into 10 shares of common stock.

As of June 30, 2003, we owned 1,333,500 shares of D & E Communications (D & E) common stock. As the result of an other than temporary decline in the stock price of D & E, we recognized a non-cash pre-tax loss of $16.4 million on our investment during the fourth quarter 2002.

Sensitivity analysis of equity price exposure
At June 30, 2003, the fair value of the equity portion of our investment portfolio was estimated to be $37.6 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $3.8 million decrease in the fair value of the equity portion of our investment portfolio.

Commodity Price Exposure

We purchase monthly gas future contracts, from time to time, to manage commodity price fluctuations, caused by weather and other unpredictable factors, associated with our commitments to deliver natural gas to customers at fixed prices. Customers pay for gas service based upon prices that are defined by a tariff. A tariff is an agreement between the public utility commission and us, which determines the price that will be charged to the customer. Fluctuations in gas prices are routinely handled through a pricing mechanism called the purchase gas adjustor (PGA). The PGA allows for a process whereby any price change from the agreed upon tariff will be settled as a pass through to the customer. As a result, if gas prices increase, the PGA will increase and pass more costs on to the customer. If gas prices decrease, the PGA will decrease and refunds will be provided to the customer. This commodity activity relates to our gas businesses and is not material to our consolidated financial position or results of operations. In all instances we take physical delivery of the gas supply purchased or contracted for by us. These gas future contracts and gas supply contracts are considered derivative instruments as defined by SFAS 133. However, such contracts are excluded from the provisions of SFAS 133 since they are purchases made in the normal course of business and not for speculative purposes. Based upon our overall commodity price exposure at June 30, 2003, a material near-term change in the quoted market price of gas would not materially affect our consolidated financial position or results of operations.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of June 30, 2003. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


Item 1.   Legal Proceedings
          -----------------

On July 20, 2001, we notified Qwest Corporation (Qwest) that we were terminating eight acquisition agreements. On July 23, 2001, Qwest filed a notice of claim for arbitration with respect to the terminated acquisition agreements. Qwest asserted that we wrongfully terminated these agreements and sought approximately $64.0 million in damages, which is the aggregate of liquidated damages under letters of credit established in the terminated acquisition agreements. On September 7, 2001, we filed a response and counterclaims in the same arbitration proceedings, contesting Qwest's asserted claims and asserting substantial claims against Qwest for material breaches of representations, warranties, and covenants in the terminated acquisition agreements and in the acquisition agreement relating to North Dakota assets that we purchased from Qwest. The parties have entered into a settlement agreement, which became effective on June 19, 2003, resolving all claims that were the subjects of the arbitration. There was no impact on our financial position or results of operations.

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counter claims against the City. We intend to defend ourselves vigorously against the City's lawsuit. In addition, we have identified a number of other potentially responsible parties that may be responsible for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. We also have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue insurance coverage for the City's lawsuit.

On February 7, 2003, we received a letter from counsel representing Enron North America Corporation (formerly known as Enron Gas Marketing, Inc.) demanding payment of an "early termination liability" of approximately $12.5 million that Enron claims it is owed under a gas supply agreement that we lawfully terminated in November 2001. The demand was made in connection with Enron's ongoing bankruptcy proceeding in the United States Bankruptcy Court for the Southern
District of New York. We believe Enron's claim lacks any merit and have so advised that company's counsel. Enron has threatened to initiate an adversary proceeding in the bankruptcy court to recover the amount of its demand plus applicable interest and attorney's fees. If that occurs, we will vigorously defend against any such action. We are currently engaged in discussions with Enron in an effort to resolve these claims without litigation.

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

     (a) The registrant held its 2003 Annual Meeting of the Stockholders on May 13, 2003.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

                                                 Number of Votes
                                                 ---------------
         DIRECTORS                         FOR                  WITHHELD
         ---------                         ---                  --------

         Aaron I. Fleischman           232,329,933             23,394,579
         Rudy J. Graf                  235,188,578             20,535,934
         Stanley Harfenist             235,410,901             20,313,611
         Andrew N. Heine               234,921,536             20,802,976
         William M. Kraus              234,636,182             21,088,330
         Scott N. Schneider            235,397,940             20,326,572
         John L. Schroeder             234,937,237             20,787,275
         Robert A. Stanger             235,031,327             20,693,185
         Edwin Tornberg                235,362,909             20,361,603
         Claire L. Tow                 231,061,748             24,662,764
         Leonard Tow                   232,112,565             23,611,947
         David H. Ward                 235,373,974             20,350,538

     (c) Ratification of appointment of KPMG LLP as the Company's independent public accountants for 2003.

                    Number of vote FOR                     250,568,674
                    Number of votes AGAINST/WITHHELD         2,751,007
                    Number of votes ABSTAINING               2,404,831
                    Number of BROKER NON-VOTES                       0

Item 5.  Other Information
         -----------------

As disclosed in our proxy statement for the 2003 Annual Meeting under our bylaws, if any stockholder intends to propose any matter at the 2004 annual meeting, the proponent must give written notice to us not earlier than January 14, 2004 nor later than February 13, 2004. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us by February 13, 2004 of a proposal, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a) Exhibits:

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K:

     We furnished on Form 8-K on May 6, 2003 under Item 9 "Regulation FD Disclosure", a press release announcing our earnings for the quarter ended March 31, 2003.

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                          By:   /s/ Robert J. Larson
                                -------------------------
                                Robert J. Larson
                                Senior Vice President and
                                Chief Accounting Officer



Date: August 12, 2003