Form 10-Q
period 2003-09-30
CITIZENS COMMUNICATIONS CO
filed 2003-11-12
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------
                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-0619596
 ------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


          3 High Ridge Park
        Stamford, Connecticut                            06905
 --------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

                                 (203) 614-5600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
         --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

                                  Yes X  No
                                     ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X  No
                                     ---   ---

The number of shares outstanding of the registrant's Common Stock as of October 31, 2003 was 284,436,272.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index


                                                                                                     Page No.
                                                                                                     --------

   Part I.  Financial Information (Unaudited)

   Financial Statements

       Consolidated Balance Sheets at September 30, 2003 and December 31, 2002                             2

       Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002        3

       Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002         4

       Consolidated Statements of Shareholders' Equity for the year ended December 31, 2002 and
           the nine months ended September 30, 2003                                                        5

       Consolidated Statements of Comprehensive Income for the three and nine months ended
           September 30, 2003 and 2002                                                                     5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002         6

       Notes to Consolidated Financial Statements                                                          7

    Management's Discussion and Analysis of Financial Condition and Results of Operations                 21

    Quantitative and Qualitative Disclosures About Market Risk                                            33

    Controls and Procedures                                                                               34

   Part II.  Other Information

    Legal Proceedings                                                                                     35

    Exhibits and Reports on Form 8-K                                                                      36

    Signature                                                                                             37


                          PART I. FINANCIAL INFORMATION

   Item 1.Financial Statements
          --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)


                                                                          September 30, 2003   December 31, 2002
                                                                          ------------------- -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                    $   597,124        $   393,177
    Accounts receivable, less allowances of $43,487 and $38,946, respectively        262,609            310,929
    Other current assets                                                              35,628             49,114
    Assets held for sale                                                              25,709            447,764
                                                                          ------------------- ------------------
      Total current assets                                                           921,070          1,200,984

Property, plant and equipment, net                                                 3,568,816          3,690,056
Goodwill, net                                                                      1,940,316          1,869,348
Other intangibles, net                                                               844,038            942,970
Investments                                                                           41,702             29,846
Other assets                                                                         387,671            413,538
                                                                          ------------------- ------------------
          Total assets                                                           $ 7,703,613        $ 8,146,742
                                                                          =================== ==================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                           $    89,769        $    58,911
    Accounts payable and other current liabilities                                   534,487            565,986
    Liabilities related to assets held for sale                                        3,546            145,969
                                                                          ------------------- ------------------
      Total current liabilities                                                      627,802            770,866

Deferred income taxes                                                                316,910            137,116
Customer advances for construction and contributions in aid of construction          130,095            146,661
Other liabilities                                                                    293,836            301,349
Equity units                                                                         460,000            460,000
Long-term debt                                                                     4,302,862          4,957,361
Company Obligated Manditorily Redeemable Convertible Preferred Securities*           201,250            201,250

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 284,362,000 and 282,482,000 outstanding and 295,434,000 and 294,080,000 issued at
      September 30, 2003 and December 31, 2002, respectively)                         73,858             73,520
    Additional paid-in capital                                                     1,952,786          1,943,406
    Accumulated deficit                                                             (380,133)          (553,033)
    Accumulated other comprehensive loss                                             (94,851)          (102,169)
    Treasury stock                                                                  (180,802)          (189,585)
                                                                          ------------------- ------------------
      Total shareholders' equity                                                   1,370,858          1,172,139
                                                                          ------------------- ------------------
          Total liabilities and equity                                           $ 7,703,613        $ 8,146,742
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


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                            2003             2002
                                                                                       --------------   --------------
Revenue                                                                                    $ 595,037       $  668,831

Operating expenses:
     Cost of services                                                                         85,869          115,795
     Other operating expenses                                                                220,276          248,678
     Depreciation and amortization                                                           151,878          199,611
     Restructuring and other expenses                                                           (142)            (273)
     Loss on impairment                                                                        4,000        1,074,058
                                                                                       --------------   --------------
Total operating expenses                                                                     461,881        1,637,869
                                                                                       --------------   --------------
Operating income (loss)                                                                      133,156         (969,038)

Investment and other income (loss), net                                                       (7,464)          13,111
Gain (loss) on sales of assets, net                                                          (16,813)           1,901
Interest expense                                                                             103,124          115,711
                                                                                       --------------   --------------
     Income (loss) before income taxes and dividends on
        convertible preferred securities                                                       5,755       (1,069,737)

Income tax benefit                                                                            (7,210)        (371,186)
                                                                                       --------------   --------------
     Income (loss) before dividends on convertible preferred securities                       12,965         (698,551)

Dividends on convertible preferred securities, net of income tax benefit of $(963)             1,553            1,553
                                                                                       --------------   --------------

     Net income (loss) attributable to common shareholders                                 $  11,412       $ (700,104)
                                                                                       ==============   ==============

Basic and diluted income (loss) per common share                                           $    0.04       $    (2.49)


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                          2003             2002
                                                                                      --------------   --------------
Revenue                                                                                  $1,890,853       $2,010,604

Operating expenses:
     Cost of services                                                                       312,625          357,819
     Other operating expenses                                                               688,590          760,958
     Depreciation and amortization                                                          440,785          564,163
     Reserve for telecommunications bankruptcies                                              2,260           17,805
     Restructuring and other expenses                                                         9,950           21,912
     Loss on impairment                                                                       4,000        1,074,058
                                                                                      --------------   --------------
Total operating expenses                                                                  1,458,210        2,796,715
                                                                                      --------------   --------------
Operating income (loss)                                                                     432,643         (786,111)

Investment and other income (loss), net                                                      66,924          (65,028)
Gain (loss) on sales of assets, net                                                         (11,792)           1,901
Interest expense                                                                            318,836          357,265
                                                                                      --------------   --------------
     Income (loss) from continuing operations before income taxes, dividends on convertible preferred securities and cumulative effect of change
           in accounting principle                                                          168,939       (1,206,503)
Income tax expense (benefit)                                                                 57,150         (424,688)
                                                                                      --------------   --------------
     Income (loss) from continuing operations before dividends on convertible
        securities and cumulative effect of change in accounting principle                  111,789         (781,815)

Dividends on convertible preferred securities, net of income tax benefit of $(2,889)          4,658            4,658
                                                                                      --------------   --------------
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                      107,131         (786,473)
Loss from discontinued operations, net of income tax benefit of $(920)                            -           (1,478)
Gain on disposal of water segment, net of tax of $139,874                                         -          169,326
                                                                                      --------------   --------------
     Total income from discontinued operations, net of tax of $138,954                            -          167,848

Income (loss) before cumulative effect of change in accounting principle                    107,131         (618,625)

Cumulative effect of change in accounting principle, net of tax of
     $41,591 and $0, respectively                                                            65,769          (39,812)
                                                                                      --------------   --------------
     Net income (loss) attributable to common shareholders                               $  172,900       $ (658,437)
                                                                                      ==============   ==============
Basic income (loss) per common share:
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                   $     0.38       $    (2.80)
     Income from discontinued operations                                                 $        -       $     0.60
     Income (loss) before cumulative effect of change in accounting principle            $     0.38       $    (2.21)
     Cumulative effect of change in accounting principle                                 $     0.23       $    (0.14)
     Net income (loss) attributable to common shareholders                               $     0.61       $    (2.35)

Diluted income (loss) per common share:
     Income (loss) from continuing operations before cumulative effect of
        change in accounting principle                                                   $     0.37       $    (2.80)
     Income from discontinued operations                                                 $        -       $     0.59
     Income (loss) before cumulative effect of change in accounting principle            $     0.37       $    (2.21)
     Cumulative effect of change in accounting principle                                 $     0.22       $    (0.14)
     Net income (loss) attributable to common shareholders                               $     0.59       $    (2.35)


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2002 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                ($ in thousands)
                                   (Unaudited)


                                                                   Retained    Accumulated
                                    Common Stock     Additional    Earnings       Other       Treasury Stock        Total
                                 -------------------  Paid-In    (Accumulated Comprehensive  ------------------- Shareholders'
                                  Shares    Amount    Capital      Deficit)    Income (Loss) Shares     Amount      Equity
                                 --------- --------- ----------- ------------ -------------- ------- ----------- -----------

Balances January 1, 2002          292,840   $73,210  $1,927,518    $ 129,864     $  4,907  (11,551) $ (189,357) $1,946,142
   Stock plans                      1,240       310      15,888            -            -      (47)       (228)     15,970
   Net loss                             -         -           -     (682,897)           -        -           -    (682,897)
   Other comprehensive income,
     net of tax and
     reclassifications adjustments      -         -           -            -     (107,076)       -           -    (107,076)
                                 --------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balances December 31, 2002        294,080    73,520   1,943,406     (553,033)    (102,169) (11,598)   (189,585)  1,172,139
   Stock plans                      1,354       338       9,380            -            -      526       8,783      18,501
   Net income                           -         -           -      172,900            -        -           -     172,900
   Other comprehensive income,
     net of tax and
     reclassifications adjustments      -         -           -            -        7,318        -           -       7,318
                                 --------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balances September 30, 2003       295,434   $73,858  $1,952,786    $(380,133)    $(94,851) (11,072) $ (180,802) $1,370,858
                                 ========= ========= =========== ============ ============ ======== =========== ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.




                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended September 30,   For the nine months ended September 30,
                                          ----------------------------------------   ---------------------------------------
                                                2003                 2002                  2003                2002
                                          ------------------  --------------------   -------------------  ------------------

Net income (loss)                                  $ 11,412           $ (700,104)            $ 172,900          $ (658,437)
Other comprehensive income (loss), net of
  tax and reclassifications adjustments*              2,520                  796                 7,318              (4,686)
                                          ------------------  --------------------   -------------------  ------------------
  Total comprehensive income (loss)                $ 13,932           $ (699,308)            $ 180,218          $ (663,123)
                                          ==================  ====================   ===================  ==================


* Consists of unrealized gains/(losses) of marketable securities.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                ($ in thousands)

                                                                          2003             2002
                                                                     ---------------  ---------------

Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                             $ 107,131       $ (786,473)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization expense                               440,785          564,163
      Investment write-downs                                                    -          100,377
      Gain on extinguishment of debt                                      (71,889)         (20,797)
      Investment (gains)/losses                                                 -           (3,363)
      (Gain)/loss on sales of assets, net                                  11,792           (1,901)
      Loss on impairment                                                    4,000        1,074,058
      Allowance for equity funds used during construction                    (129)          (1,168)
      Deferred and accrued income taxes                                    97,935         (374,312)
      Change in accounts receivable                                        57,091            4,191
      Change in accounts payable, accrued expenses and
         other liabilities                                                (88,790)        (158,267)
      Change in other current assets                                        6,547          102,387
                                                                     ---------------  ---------------
Net cash provided by continuing operating activities                      564,473          498,895

Cash flows from investing activities:
      Proceeds from sales of assets, net of selling expenses              380,735                -
      Capital expenditures                                               (191,658)        (354,203)
      Securities purchased                                                   (787)            (450)
      Securities sold                                                           -           11,681
      Securities matured                                                        -            2,014
      ELI share purchases                                                       -           (6,800)
      Other                                                                    17              912
                                                                     ---------------  ---------------
Net cash provided from (used by) investing activities                     188,307         (346,846)

Cash flows from financing activities:
      Long-term debt principal payments                                  (551,425)        (717,721)
      Issuance of common stock                                             10,357            8,389
      Customer advances for construction
        and contributions in aid of construction                           (7,765)          (5,526)
                                                                     ---------------  ---------------
Net cash used by financing activities                                    (548,833)        (714,858)

Cash provided by (used by) discontinued operations
      Proceeds from sale of discontinued operations                             -          859,065
      Net cash used by discontinued operations                                  -          (32,889)

Increase in cash and cash equivalents                                     203,947          263,367
Cash and cash equivalents at January 1,                                   393,177          215,869
                                                                     ---------------  ---------------

Cash and cash equivalents at September 30,                              $ 597,124       $  479,236
                                                                     ===============  ===============
Cash paid during the period for:
      Interest                                                          $ 303,913       $  349,177
      Income taxes (refunds)                                            $   2,425       $  (19,472)

Non-cash investing and financing activities:
      Assets acquired under capital lease                               $       -       $   38,000
      Change in fair value of interest rate swaps                       $  (1,238)      $   16,077


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          Citizens Communications Company and its subsidiaries are referred to as "we," "us" "our" or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our 2002 Annual Report on Form 10-K. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the interim periods shown.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation rates, pension assumptions, calculations of impairment amounts, intangible assets, income taxes and contingencies, and allowance for doubtful accounts, including reserves established for receivables from companies that are bankrupt.

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

     (c)  Goodwill and Other Intangibles:
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets acquired and allocate purchase prices to property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment, at least annually. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually (during the fourth quarter) examine the carrying value of our goodwill and other intangibles with indefinite useful lives to determine whether there are any impairment losses, or whenever events or changes in circumstances indicate that the carrying amount is not recoverable.

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

          All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders equity (as a component of other comprehensive income (loss)), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

          We have entered into interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133. As a result, the fair value of the hedges is carried on the balance sheet in other assets and the related underlying liabilities are also adjusted to fair value by the same amount.

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

          At September 30, 2003, we have four stock based compensation plans: the Management Equity Incentive Plan (MEIP), the Equity Incentive Plan
          (EIP), the Employee Stock Purchase Plan (ESPP) and our Directors' Deferred Fee Equity Plan. We apply Accounting Principles Board
          Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. In addition, we grant restricted stock awards to key employees in the form of our Common Stock. Compensation expense is recognized as a component of operating expense for our Directors' Deferred Fee Equity Plan and restricted stock grants. Compensation cost is not generally recognized in the financial statements for options issued pursuant to the MEIP or EIP, as the exercise price for such options was equal to the market price of the stock at the time of grant. Compensation cost is also not recognized in the financial statements related to the ESPP because the purchase price is 85% of the fair value. For purposes of presenting pro forma information the fair value of options granted is computed using the Black Scholes option-pricing model.


          Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP and ESPP, our pro forma net income (loss) and net income (loss) per common share would have been as follows:

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                                ------------------                  -----------------
                                                              2003              2002             2003              2002
                                                         -------------    -------------    --------------    -------------
              ($ in thousands)

             Net income (loss)
             attributable to common
             shareholders                 As reported    $    11,412     $  (700,104)      $  172,900       $  (658,437)
             Add: Stock-based employee
             compensation expense
             included in reported net
             income, net of related tax
             effects                                             220             160            3,785             1,764

             Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method
             for all awards, net of
             related tax effects                              (3,165)         (3,049)         (11,729)          (11,447)
                                                         -----------      -----------      -----------       -----------

                                          Pro forma      $     8,467     $  (702,993)      $  164,956       $  (668,120)
                                                         ===========      ===========      ============      ===========
             Net income (loss)
             attributable to common
             shareholders per common
             share                        As reported:
                                             Basic       $      0.04     $     (2.49)      $     0.61       $     (2.35)
                                             Diluted     $      0.04     $     (2.49)      $     0.59       $     (2.35)

                                          Pro forma:
                                             Basic       $      0.03     $     (2.50)      $     0.58       $     (2.38)
                                             Diluted     $      0.03     $     (2.50)      $     0.56       $     (2.38)

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

     (h)  Net Income (Loss) Per Common Share:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are in the money were exercised or converted into common stock at the beginning of the period being reported on.

(2)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at September 30, 2003 and December 31, 2002 is as follows:

($ in thousands)                              September 30, 2003     December 31, 2002
                                           ----------------------  ---------------------

Property, plant and equipment                      $ 6,166,072            $ 6,139,772
Less accumulated depreciation                       (2,597,256)            (2,449,716)
                                           ----------------------  ---------------------
    Property, plant and equipment, net             $ 3,568,816            $ 3,690,056
                                           ======================  =====================

     Depreciation expense, calculated using the straight-line method, is based upon the estimated service lives of various classifications of property, plant and equipment. Depreciation expense was $120,012,000 and $167,772,000 for the three months ended September 30, 2003 and 2002, respectively and $345,577,000 and $471,642,000 for the nine months ended September 30, 2003 and 2002, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment. This change in estimate reduced depreciation expense by $9,956,000 and $30,054,000, or $0.03 and $0.07 per share for the three and nine months ended September 30, 2003, respectively. For the nine months ended September 30, 2002, we recognized accelerated depreciation of $12,800,000 related to the closing of our Plano, Texas facility.

(3)  Dispositions:
     ------------
     On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale was $2,173,000.

(4)  Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the sale was $316,672,000.

          Electric and Gas
          ----------------
          On November 1, 2002, we completed the sale of our Kauai Electric division for $215,000,000 in cash. The pre-tax gain on the sale was $8,273,000.

          On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119,290,000 in cash and assumed liabilities. The pre-tax loss on the sale recognized in the third quarter of 2003 was $18,480,000.

          On August 11, 2003, we completed the sale of our Arizona gas and electric divisions for $224,100,000 in cash. The pre-tax loss on the sale recognized in the third quarter of 2003 was $12,791,000.

          We have entered into definitive agreements to sell the assets of our Vermont electric division to Vermont Electric Power Company, Inc. and Vermont Electric Cooperative, Inc. for an aggregate of approximately $25,000,000 in cash, subject to adjustments (currently estimated to be a reduction of approximately $3,000,000) under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close by mid-2004.

     All the assets of our Vermont electric division and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. An additional $4,000,000 impairment charge has been recognized in the third quarter of 2003, such that the net assets have been written down to our best estimate of the net realizable value upon sale.

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

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

($ in thousands)                                    For the nine months ended September 30,
                                                   -------------------------------------------
                                                          2003                   2002
                                                   -------------------    --------------------
Revenue                                                      $  -               $   4,650
Operating loss                                               $  -               $    (419)
Income tax benefit                                           $  -               $    (920)
Loss from discontinued operations, net of tax                $  -               $  (1,478)
Gain on disposal of water segment, net of tax                $  -               $ 169,326

     Summarized financial information for the gas and electric operations (assets held for sale) is set forth below:

($ in thousands)                                    September 30, 2003     December 31, 2002
                                                  --------------------------------------------

Current assets                                               $  4,801             $  49,549
Net property, plant and equipment                               9,530               358,135
Other assets                                                   11,378                40,080
                                                  ----------------------  --------------------
Total assets held for sale                                   $ 25,709             $ 447,764
                                                  ======================  ====================

Current liabilities                                          $  3,546             $  79,194
Other liabilities                                                   -                66,775
                                                  ----------------------  --------------------
Total liabilities related to assets held for sale            $  3,546             $ 145,969
                                                  ======================  ====================

(5)  Other Intangibles:
     -----------------
     Other intangibles at September 30, 2003 and December 31, 2002 are as follows:

($ in thousands)                                     September 30, 2003       December 31, 2002
                                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                    $  995,853            $ 1,000,816
Trade name - non-amortizable                                     122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                           1,117,911              1,122,874
Accumulated amortization                                        (273,873)              (179,904)
                                                   ------------------------  ---------------------
    Total other intangibles, net                              $  844,038            $   942,970
                                                   ========================  =====================

     We have reflected assets acquired at fair market values at the time of acquisition in accordance with purchase accounting standards. Our allocations are based upon an independent appraisal of the respective properties acquired.

     Amortization expense was $31,866,000 and $31,839,000 for the three months ended September 30, 2003 and 2002, respectively and $95,208,000 and $92,521,000 for the nine months ended September 30, 2003 and 2002, respectively. The decline in customer base at September 30, 2003 is due to the April 1, 2003 sale of access lines in North Dakota.

(6)  Restructuring Charges and Other Expenses:
     ----------------------------------------

     2003
     ----
     Restructuring and other expenses primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write off of software no longer useful. We continue to review our operations, personnel and facilities to achieve greater efficiency.

     2002
     ----
     Restructuring and other expenses primarily consist of expenses related to our various restructurings, including reductions in personnel at our telecommunications operations, costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6,800,000 of costs and expenses related to our tender offer in June 2002 for all ELI common shares that we did not own.

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

($ in thousands)
                   2001                        Severance         Benefits       Retention       Other        Total
                                            -----------------  -------------- -------------- ------------- ----------

2001 Plano Restructuring
Original accrued amount                              $ 9,353         $ 1,535        $ 1,178         $ 936   $ 13,002
Amount paid                                           (8,985)         (1,390)        (3,832)         (523)   (14,730)
Additional accrual                                       616               -          2,943            27      3,586
Adjustments                                             (984)           (132)          (289)         (440)    (1,845)
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 12/31/2002                                       -              13              -             -         13
                                            -----------------  -------------- -------------- ------------- ----------
Amount paid                                                -             (13)             -             -        (13)
Additional accrual                                         -               -              -             -          -
Adjustments                                                -               -              -             -          -
                                            -----------------  -------------- -------------- ------------- ----------
Accrued @ 9/30/2003                                  $     -         $     -        $     -         $   -   $      -
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

          ELI Restructuring
          In the first half of 2002, ELI redeployed the internet routers, frame relay switches and ATM switches from the Atlanta, Cleveland, Denver, Philadelphia and New York markets to other locations in ELI's network pursuant to a plan adopted in the fourth quarter of 2001. ELI ceased leasing the collocation facilities and off-net circuits for the backbone and local loops supporting the service delivery in these markets. It was anticipated that this would lead to $4,179,000 of termination fees, which were accrued for but not paid at December 31, 2001. In the first and second quarters of 2002, ELI adjusted its original accrual down by $2,100,000 and $100,000, respectively, due to the favorable settlement of termination charges for an off-net circuit agreement. As of December 31, 2002, this accrual was adjusted down by $625,000, $1,354,000 was paid and no accrual remained.

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


(7)  Long-Term Debt:
     --------------
     The activity in our long-term  debt from December 31, 2002 to September 30,
     2003 is as follows:
                                                              Nine Months Ended September 30, 2003
                                                              -------------------------------------
                                                                                                                    Interest Rate*
                                                December 31,                 Interest                September 30,   September 30,
      ($ in thousands)                              2002        Payments**   Rate Swap     Other         2003            2003
                                                  --------      ----------   ---------    -------    -------------   -------------
      FIXED RATE

        Rural Utilities Service Loan
          Contracts                              $   30,874   $    (647)   $    -      $     -       $   30,227        6.210%

        Senior Unsecured Debt                     4,508,880    (335,700)     (1,238)         -        4,171,942        8.187%

        Equity Units                                460,000         -           -            -          460,000        7.480%

        ELI Notes                                     5,975         -           -            -            5,975        6.232%
        ELI Capital Leases                          135,200      (7,940)        -        (53,385)        73,875       10.267%
        Industrial Development Revenue Bonds        186,390     (75,805)        -            -          110,585        5.846%
        Other                                            40         (13)        -            -               27       12.986%
                                                  ---------    ---------   ---------     --------    ----------
      TOTAL FIXED RATE                            5,327,359    (420,105)     (1,238)     (53,385)     4,852,631
                                                  ---------    ---------   ---------     --------    -----------
      VARIABLE RATE

        Industrial Development Revenue Bonds        148,913    (131,320)        -        (17,593)          -
                                                  ---------    ---------   ---------     --------    -----------

      TOTAL VARIABLE RATE                           148,913    (131,320)        -        (17,593)          -
                                                  ---------    ---------   ---------     --------    -----------
      TOTAL                                      $5,476,272   $(551,425)   $ (1,238)   $ (70,978)    $4,852,631
                                                  ---------    =========   =========     ========    -----------

        Less:  Current Portion                      (58,911)                                            (89,769)
        Less:  Equity Units                        (460,000)                                           (460,000)
                                                  ---------                                          -----------
      TOTAL LONG TERM DEBT                       $4,957,361                                          $4,302,862
                                                  =========                                          ===========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** Includes purchases on the open market.

     On August 13, 2003, following the completion of the sale of our Arizona gas and electric divisions, we called for redemption the entire $232,600,000 outstanding of our 6.375% Senior Notes due 2004. These notes were redeemed with cash on September 17, 2003, at a premium of approximately $10,300,000. In connection with this redemption, we terminated two interest rate swaps involving an aggregate $100,000,000 notional amount of indebtedness that were designated as fair value hedges against these notes. The proceeds from the settlement of the swaps of approximately $3,000,000 were applied against the cost to retire resulting in a net premium of $7,300,000.

     In connection with the August 8, 2003 sale of our Hawaii gas operations, the buyer assumed $17,593,000 of our special purpose development bonds.

     During  June  2003,  we  redeemed  five  separate  issues of the  Company's
     Industrial Development Revenue Bonds aggregating $75,500,000, and seven issues of the Company's Special Purpose Revenue Bonds aggregating $88,800,000. All of these redemptions were funded with cash. In addition, we called for redemption two additional Industrial Development Revenue Bond series aggregating $13,500,000, $12,400,000 of which was redeemed with cash on July 2, 2003, and the remaining $1,100,000 issue was redeemed with cash on August 1, 2003.

     During the first nine months of 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $94,900,000 at a premium of approximately $3,100,000.

     In March 2003, we terminated a capital lease obligation at ELI, which resulted in a non-cash pre-tax gain of $40,703,000 included in investment and other income (loss), net. In addition, in June 2003, ELI reduced the number of optical fibers leased under another capital lease, which resulted in a non-cash pre-tax gain of approximately $25,021,000 included in investment and other income (loss), net. Total future minimum cash payment commitments over the next 24 years under ELI's long-term capital leases amounted to $177,097,000 as of September 30, 2003.

     On February 1, 2003, we repaid at maturity $35,000,000 of Frontier Communications of Minnesota 7.61% Senior Notes.

(8)  Income (Loss) Per Common Share:
     ------------------------------
     The reconciliation of the income (loss) per common share calculation for the three and nine months ended September 30, 2003 and 2002, respectively, is as follows:

                                                         For the three months                   For the nine months
($ in thousands, except per-share amounts)               ended September 30,                    ended September 30,
                                                 ------------------------------------    ------------------------------------
                                                       2003               2002                 2003               2002
                                                 -----------------  -----------------    -----------------  -----------------
Net income (loss) used for basic and diluted
   earnings per common share
Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle                                           $ 11,412         $ (700,104)           $ 107,131         $ (786,473)
Income from discontinued operations                           -                  -                    -            167,848
                                                 -----------------  -----------------    -----------------  -----------------
Income (loss) before cumulative effect of change
   in accounting principle                               11,412           (700,104)             107,131           (618,625)
Cumulative effect of change in accounting
   principle                                                  -                  -               65,769            (39,812)
                                                 -----------------  -----------------    -----------------  -----------------
Total basic net income (loss)                          $ 11,412         $ (700,104)           $ 172,900         $ (658,437)
                                                 =================  =================    =================  =================

Effect of conversion of preferred securities                  -                  -                4,658                  -
                                                 -----------------  -----------------    -----------------  -----------------
Total diluted net income (loss)                        $ 11,412         $ (700,104)           $ 177,558         $ (658,437)
                                                 =================  =================    =================  =================
Basic earnings (loss) per common share
Weighted-average shares outstanding - basic             282,838            280,778              282,217            280,540
                                                 -----------------  -----------------    -----------------  -----------------
Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle                                           $   0.04         $    (2.49)           $    0.38         $    (2.80)
Income from discontinued operations                           -                  -                    -               0.60
                                                 -----------------  -----------------    -----------------  -----------------
Income (loss) before cumulative effect of change
   in accounting principle                                 0.04              (2.49)                0.38              (2.21)
Cumulative effect of change in accounting
   principle                                                  -                  -                 0.23              (0.14)
                                                 -----------------  -----------------    -----------------  -----------------
Net income (loss) attributable to common
   shareholders                                        $   0.04         $    (2.49)           $    0.61         $    (2.35)
                                                 =================  =================    =================  =================
Diluted earnings (loss) per common share
Weighted-average shares outstanding                     282,838            280,778              282,217            280,540
Effect of dilutive shares                                 5,264                  -                4,900                  -
Effect of conversion of preferred securities                  -                  -               15,134                  -
                                                 -----------------  -----------------    -----------------  -----------------
Weighted-average shares outstanding - diluted           288,102            280,778              302,251            280,540
                                                 =================  =================    =================  =================
Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle                                           $   0.04         $    (2.49)           $    0.37         $    (2.80)
Income from discontinued operations                           -                  -                    -               0.59
                                                 -----------------  -----------------    -----------------  -----------------
Income (loss) before cumulative effect of change
   in accounting principle                                 0.04              (2.49)                0.37              (2.21)
Cumulative effect of change in accounting
   principle                                                  -                  -                 0.22              (0.14)
                                                 -----------------  -----------------    -----------------  -----------------
Net income (loss) attributable to common
   shareholders                                        $   0.04         $    (2.49)           $    0.59         $    (2.35)
                                                 =================  =================    =================  =================

     For the three and nine months ended September 30, 2003, options of 10,420,894 and 10,770,894, respectively, at exercise prices ranging from $11.41 to $21.47 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In addition, for the three and nine months ended September 30, 2003, restricted stock awards of 385,333 and 363,566 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     We also have 18,400,000 potentially dilutive equity units with each equity unit consisting of a 6.75% senior note due 2006 and a purchase contract (warrant) for our common stock. These securities were excluded from the computation of diluted EPS for all periods reflected above because their inclusion would have had an antidilutive effect.

     We also have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share that have been included in the diluted income (loss) per common share calculation for the period ended September 30, 2003.

     As a result of our loss from continuing operations for the three and nine months ended September 30, 2002, dilutive securities of 3,625,118 and 3,936,054 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods, respectively, because their inclusion would have had an antidilutive effect.

     In addition, for the three and nine months ended September 30, 2002, options of 20,458,775 and 15,324,607, respectively, at exercise prices ranging from $9.18 to $21.47 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

(9)  Segment Information:
     -------------------
     We operate in three segments, ILEC, ELI (a competitive local exchange carrier (CLEC)), and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our remaining electric property is intended to be sold and is classified as "assets held for sale" and "liabilities related to assets held for sale."

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


($ in thousands)                                    For the three months ended September 30, 2003
                                      ---------------------------------------------------------------------------
                                                                                                      Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $   511,574       $  40,416       $  18,005     $  25,042    $   595,037
Depreciation and amortization               146,261           5,617               -             -        151,878
Restructuring and other expenses                               (142)              -             -           (142)
Loss on impairment                                -               -               -         4,000          4,000
Operating income                            133,807           3,773          (2,806)       (1,618)       133,156
Capital expenditures, net                    66,968           3,113           2,412         3,515         76,008

($ in thousands)                                    For the three months ended September 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $   519,777       $  41,311       $  40,584     $  67,159    $   668,831
Depreciation and amortization               148,798          50,587               9           217        199,611
Restructuring and other expenses                138            (411)              -             -           (273)
Loss on impairment                                -         656,658         152,300       265,100      1,074,058
Operating income (loss)                     131,239        (702,326)       (148,345)     (249,606)      (969,038)
Capital expenditures, net                    67,601           2,547           5,920         5,577         81,645

($ in thousands)                                     For the nine months ended September 30, 2003
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,535,336       $ 125,228       $ 137,686     $  92,603    $ 1,890,853
Depreciation and amortization               422,990          17,795               -             -        440,785
Reserve for telecommunications
   bankruptcies                               1,113           1,147               -             -          2,260
Restructuring and other expenses              9,482             468               -             -          9,950
Loss on impairment                                -               -               -         4,000          4,000
Operating income                            402,536           6,658          15,204         8,245        432,643
Capital expenditures, net                   161,260           6,514           9,877        13,487        191,138

($ in thousands)                                     For the nine months ended September 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,542,494       $ 133,845       $ 159,805     $ 174,460    $ 2,010,604
Depreciation and amortization               461,829         101,978             139           217        564,163
Reserve for telecommunications
   bankruptcies                              17,371             434               -             -         17,805
Restructuring and other expenses             15,350           6,562               -             -         21,912
Loss on impairment                                -         656,658         152,300       265,100      1,074,058
Operating income (loss)                     324,067        (758,322)       (128,041)     (223,815)      (786,111)
Capital expenditures, net                   205,005         118,203          15,239        15,281        353,728


     The following table reconciles sector capital expenditures to total consolidated capital expenditures.

($ in thousands)                       For the three months ended     For the nine months ended
                                              September 30,                  September 30,
                                      ------------------------------ -----------------------------
                                          2003            2002            2003           2002
                                      --------------  -------------- --------------- -------------
Total segment capital expenditures         $ 76,008        $ 81,645       $ 191,138     $ 353,728
General capital expenditures                     48               -             520           475
                                      --------------  -------------- --------------- -------------
Consolidated reported capital
   expenditures                            $ 76,056        $ 81,645       $ 191,658     $ 354,203
                                      ==============  ============== =============== =============

(10) Adelphia Investment:
     -------------------
     We recognized losses of $95,300,000 on our Adelphia Communications Corp. (Adelphia) investment for the nine months ended September 30, 2002. This non-cash charge reflected an other than temporary decline in Adelphia's stock price. As of June 30, 2002, we had written this investment down to zero.

(11) Derivative Instruments and Hedging Activities:
     ---------------------------------------------
     Interest rate swap agreements are used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Payments made and/or received as a result of interest rate swap contracts are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of September 30, 2003 and December 31, 2002 was $350,000,000 and $250,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 5.30% as of September 30, 2003) and receive fixed rates of interest (average receive rate of 8.25% as of September 30, 2003). The fair value of these derivatives is reflected in other assets as of September 30, 2003, in the amount of $15,420,000 and the related underlying debt has been increased by a like amount. The amounts received during the three and nine months ended September 30, 2003 as a result of these contracts amounted to $1,534,000 and $5,651,000 and are included as a reduction of interest expense. We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

(12) Shareholder Rights Plan:
     -----------------------
     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. The rights generally are exercisable only if a person or group acquired beneficial ownership of 20 percent or more of our common stock (an "Acquiror") without the consent of our independent directors. Each right not owned by an Acquiror becomes the right to purchase our common stock at a 50 percent discount.

(13) Settlement of Retained Liabilities:
     ----------------------------------
     We were during 2002 actively pursuing the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the nine months ended September 30, 2003 and 2002, we recognized income of $6,165,000 and $20,800,000, respectively, which is reflected in investment and other income (loss), net, as a result of these settlements.

(14) Change in Accounting Principle and New Accounting Pronouncements:
     ----------------------------------------------------------------
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65,769,000. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2003 as the Company has no legal obligation to remove certain of its long-lived assets.

     The following table presents a  reconciliation  between reported net income
     (loss) and adjusted net income (loss). Adjusted net income (loss) excludes depreciation expense recognized in prior periods related to the cost of removal provision as required by SFAS No. 143.

                                                              For the three months             For the nine months
                                                               ended September 30,              ended September 30,
                                                        ------------------------------   ------------------------------
(In thousands, except per-share amounts)                     2003            2002             2003            2002
                                                        --------------  --------------   --------------  --------------

Reported attributable to common shareholders                 $ 11,412      $ (700,104)       $ 172,900      $ (658,437)
Add back: Cost of removal in depreciation expense, net
  of tax                                                            -           4,417                -          11,719
                                                        --------------  --------------   --------------  --------------
Adjusted attributable to common shareholders                 $ 11,412      $ (695,687)       $ 172,900      $ (646,718)
                                                        ==============  ==============   ==============  ==============

Basic earnings (loss) per share:
-------------------------------
Reported attributable to common shareholders                 $   0.04      $    (2.49)       $    0.61      $    (2.35)
Cost of removal in depreciation expense                             -            0.01                -            0.04
                                                        --------------  --------------   --------------  --------------
Adjusted attributable to common shareholders                 $   0.04      $    (2.48)       $    0.61      $    (2.31)
                                                        ==============  ==============   ==============  ==============

Diluted earnings (loss) per share:
---------------------------------
Reported attributable to common shareholders                 $   0.04      $    (2.49)       $    0.59      $    (2.35)
Cost of removal in depreciation expense                             -            0.01                -            0.04
                                                        --------------  --------------   --------------  --------------
Adjusted attributable to common shareholders                 $   0.04      $    (2.48)       $    0.59      $    (2.31)
                                                        ==============  ==============   ==============  ==============


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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have any material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstance) certain financial instruments that embody obligations of the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

     The FASB also recently indicated that it would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor the progress on the issuance of this standard.

(15) Commitments and Contingencies:
     -----------------------------
     We expect capital expenditures in 2003 to be approximately $260,000,000 for ILEC and ELI and $25,000,000 for gas and electric. Our remaining public utility property is currently carried at an amount that approximates our current estimate of its net realizable value upon sale. Under the terms of the definitive agreements relating to this sale, there will be no adjustment to the sales prices for most of the capital expenditures we will make prior to the sale. To the extent that the carrying amount of this property increases above its realizable value upon sale as a result of capital expenditures or for any other reason, we would record an impairment charge for such excess. We currently estimate we will make approximately $1,000,000 of capital expenditures for this property from October 1, 2003 through the expected date of sale.

     In connection with the sale of our Arizona utility businesses, we called for redemption in November 2003, approximately $31,240,000 of the Company's Arizona industrial development revenue bonds. In addition, we agreed to call at their first call dates in 2007 another three Arizona industrial development revenue bond series totaling approximately $33,400,000.

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

(16) Subsequent Event:
     ----------------
     On October 1, 2003, ELI settled all of its outstanding liabilities under a capital lease with a cash payment of $44,500,000, representing a discount from the carrying value of the capital lease obligation of approximately $2,100,000.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     *    Changes in the number of our access lines;

     * The effects of competition from wireless, other wireline carriers (through Unbundled Network Elements (UNE), Unbundled Network Elements Platform (UNEP), voice over internet protocol (VOIP) or otherwise), high speed cable modems and cable telephony;

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

     * The effects of technological changes, including the lack of assurance that our ongoing network improvements will be sufficient to adequately serve our customers or to match the capabilities and pricing of competing networks;

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

     * Our ability to successfully convert the billing system for approximately 775,000 of our access lines on a timely basis and within our expected budgeted amount for 2004 of $20.0 - $25.0 million (a significant portion of which is expected to be capitalized and amortized) and, beginning in 2005, to achieve our expected cost savings;

     * The effects of possible state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate expiring union contracts covering approximately 1,500 employees that are scheduled to expire during 2004; and

     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecommunications companies, we do experience competition from other wireline local carriers through Unbundled Network Elements (UNE), VOIP and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and potentially in the future cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other areas. Competition from cable companies with respect to high-speed internet access is intense in Rochester and some of our other markets such as Elk Grove, California (which is near Sacramento). Competition from wireless companies, other long distance companies and internet service providers is increasing in all of our markets.

Our ILEC business has been experiencing declining access lines, minutes of use and revenues because of economic conditions, high unemployment levels, increasing competition (as described above), changing consumer behavior such as wireless displacement of wireline use and email use and regulatory constraints. These factors are likely to cause our local service, network access, long distance and subsidy revenues to continue to decline during the remainder of 2003 and into 2004. One of the ways we are responding to actual and potential competition is by bundling services and products and offering them for a single price, which in many cases results in lower pricing than purchasing the services separately. Revenues from data services such as DSL continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating costs may cause our profitability to decrease. In addition, costs we will incur during 2004 to convert the billing system for some of our access lines will affect our profitability during 2004.

The telecommunications industry in general, and the CLEC sector in particular, are undergoing significant changes and difficulties. The market for internet access, long-haul and related services in the United States is extremely competitive, with substantial overcapacity in the market. Demand and pricing for CLEC services have decreased substantially, particularly for long haul services. These trends are likely to continue. These factors result in a challenging environment with respect to revenues for our CLEC business and to a lesser extent our ILEC business. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers. In addition, new and enhanced internet services are constantly under development in the market and we expect additional innovation in this market by a range of competitors. Several Interexchange Carriers (IXC's) have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the nine months ended September 30, 2003, we used cash flow from continuing operations, proceeds from the sale of gas and electric properties and cash and investment balances to fund debt repayments, capital expenditures and interest payments. As of September 30, 2003, we maintained cash and short-term investment balances aggregating $597.1 million.

We expect to spend in 2003 for capital projects approximately $250.0 million for the ILEC segment, $10.0 million for the ELI segment and $25.0 million for the public utilities segment, most of which had been sold by mid-August 2003. In the ordinary course of business, capital expenditures for the public utilities segment would increase the amount of assets that would be reflected on the balance sheet. However, we may expense certain of our capital expenditures with respect to our one remaining public utility property if book value exceeds our estimate of expected net realizable sales price (see Note 16 to Consolidated Financial Statements).

For the nine months ended September 30, 2003, our actual capital expenditures were $161.3 million for the ILEC segment, $6.5 million for the ELI segment, $23.4 million for the public utilities segments and $0.5 million for general capital expenditures. Funds necessary for our 2003 capital expenditures were, and are expected to continue to be, provided from our operations and our existing cash and investment balances.

We have an available shelf registration for $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees vary depending on our credit ratings and are 0.25% per annum as of September 30, 2003. The expiration date for these facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of September 30, 2003, there were no outstanding borrowings under these facilities.

In connection with the sale of our Arizona utility businesses, we called for redemption in November 2003, approximately $31.2 million of the Company's Arizona industrial development revenue bonds. In addition, we agreed to call at their first call dates in 2007 another three Arizona industrial development revenue bond series totaling approximately $33.4 million. We intend to fund these redemptions using cash flows from continuing operations, the proceeds from the sale of the remaining utility property, and/or cash and cash equivalents and investment balances.

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

During the first nine months of 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $94.9 million at a premium of approximately $3.1 million.

During the period between June 15, 2003 and July 15, 2003, holders of the Company's outstanding $15.1 million principal amount of 6.80% Debentures due August 15, 2026 had the option to put the Debentures to the Company for mandatory redemption at par on August 15, 2003. As a result, the entire outstanding principal amount of these debentures had been classified as debt due within one year on the Company's balance sheet since the third quarter of 2002. By July 15, 2003 holders of just $2.5 million of the debentures had exercised their right to put the debentures to us on August 15, 2003. Accordingly, the $11.6 million of debentures that were not put to us for redemption or otherwise repurchased by us has been reclassified as long-term debt on the balance sheet, with a final maturity of August 15, 2026.

On August 13, 2003, we called for redemption the entire $232.6 million outstanding of our 6.375% Senior Notes due 2004. These notes were redeemed with cash on September 17, 2003 at a premium of approximately $10.3 million. In connection with this redemption, we terminated two interest rate swaps involving an aggregate $100 million notional amount of indebtedness. The proceeds from the settlement of the swaps of approximately $3.0 million were applied against the cost to retire resulting in a net premium of $7.3 million.

On October 1, 2003, ELI settled all of its outstanding liabilities under a capital lease with a cash payment of $44.5 million, representing a discount from the carrying value of the capital lease obligation of approximately $2.1 million.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance, in arrears or, based on each period's daily average six-month LIBOR.

The notional amounts of fixed-rate indebtedness hedged as of September 30, 2003 and December 31, 2002 was $350,000,000 and $250,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 5.30% as of September 30, 2003) and receive fixed rates of interest (average receive rate of 8.25% as of September 30, 2003). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the first nine months of 2003, the interest savings resulting from these interest rate swaps totaled approximately $5.7 million.

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

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. We have sold all of those properties except for one electric utility in Vermont.

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

On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119.3 million in cash and assumed liabilities.

On August 11, 2003, we completed the sale of our Arizona gas and electric divisions for $224.1 million in cash.

We have entered into definitive agreements to sell the assets of our Vermont electric division to Vermont Electric Power Company, Inc. and Vermont Electric Cooperative, Inc. for an aggregate of approximately $25.0 million in cash subject to adjustments (currently estimated to be a reduction of approximately $3.0 million) under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close during the first half of 2004.

All of the assets of our Vermont electric division and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale. As discussed in Note 15 to Consolidated Financial Statements we may record additional impairment losses during 2003.

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

With respect to our remaining electric property, our estimate of net realizable value is based upon the expected future sales price of this property.

Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, our reporting unit is the ILEC segment. In determining fair value during 2002 we utilized two tests. One test utilized recent trading prices for completed ILEC acquisitions of similarly situated properties. A second test utilized current trading values for the Company's publicly traded common stock. We reviewed the results of both tests for consistency to ensure that our conclusions were appropriate. Additionally, we utilized a range of prices to gauge sensitivity. Our tests determined that fair values exceeded book value.

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

Depreciation expense for the Company's wireline operations has historically included an additional provision for cost of removal. Effective with the adoption of SFAS No. 143, on January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation, as the Company has no legal obligation to remove certain long-lived assets. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in an after tax non-cash gain of approximately $65.8 million recognized in the first quarter of 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have any material impact on our financial position or results of operations.

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

(b) Results of Operations
    ----------------------
                                     REVENUE

Consolidated revenue for the three and nine months ended September 30, 2003 decreased $73.8 million, or 11% and $119.8 million, or 6%, as compared with the prior year periods. The decrease for the three months ended September 30, 2003 is due to a $64.7 million decrease in gas and electric revenue largely due to the dispositions of public utility businesses, a $8.2 million decrease in ILEC revenue, and a decrease in ELI revenue of $0.9 million. The year-to-date decrease is due to a $104.0 million decrease in gas and electric revenue largely due to the dispositions of public utility businesses, a $7.2 million decrease in ILEC revenue, and a decrease in ELI revenue of $8.6 million. On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota. The North Dakota revenues related to these access lines totaled $1.9 million and $8.3 million for the nine months ended September 30, 2003 and 2002, respectively.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                 For the three months ended September 30,       For the nine months ended September 30,
                               --------------------------------------------  ----------------------------------------------
                                  2003        2002      $ Change    % Change    2003        2002      $ Change    % Change
                               ----------- ----------- ------------ -------- ----------- ----------- ------------ ---------
Access services                 $ 166,705   $ 170,069     $ (3,364)    -2%   $  491,844   $ 507,065    $ (15,221)      -3%
Local services                    216,349     221,671       (5,322)    -2%      658,155     656,109        2,046        0%
Long distance and data services    76,146      73,396        2,750      4%      227,410     214,711       12,699        6%
Directory services                 26,817      26,443          374      1%       80,595      78,497        2,098        3%
Other                              25,557      28,198       (2,641)    -9%       77,332      86,112       (8,780)     -10%
                               ----------- ----------- ------------          ----------- ----------- ------------
   ILEC revenue                   511,574     519,777       (8,203)    -2%    1,535,336   1,542,494       (7,158)       0%
ELI                                40,416      41,311         (895)    -2%      125,228     133,845       (8,617)      -6%
                               ----------- ----------- ------------          ----------- ----------- ------------
                                $ 551,990   $ 561,088     $ (9,098)    -2%   $ 1,660,564  $1,676,339   $ (15,775)      -1%
                               =========== =========== ============          =========== =========== ============

Changes in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. In recent quarters many rural local telephone companies (including ours) have experienced a loss of access lines because of difficult economic conditions, increased competition and disconnecting second lines by some customers when they add DSL or other high-speed internet service. Excluding the North Dakota sale, we lost approximately 29,400 access lines during the nine months ended September 30, 2003 but added more than 35,000 DSL subscribers during this period. Residential lines lost represented 67 percent of the total loss, excluding the North Dakota sale. The non-residential line losses were principally in Rochester, New York while the residential losses were throughout most of our markets other than Arizona and California. We expect to continue to lose access lines during the remainder of 2003 and into 2004. A continued decrease in access lines, combined with continuing difficult economic conditions, lower minutes of use and access rates and increased competition, may cause our revenues to decrease further during the remainder of 2003 and into 2004.

Beginning in the first  quarter 2003,  the  presentation  of revenue  categories
includes  certain   reclassifications  to  ensure  consistency  among  reporting properties.

Access services revenue for the three months ended September 30, 2003 decreased $3.4 million or 2% as compared with the prior year period. Switched access revenue decreased $8.3 million primarily due to the $4.4 million effect of access rate reductions effective July 1, 2003. Special access revenue increased $4.5 million primarily due to a $6.9 million reclassification of local private line revenue from local services to special access offset by the discontinuation of a $2.9 million reclassification from data services to special access.

Access services revenue for the nine months ended September 30, 2003 decreased $15.2 million or 3% as compared with the prior year period. Switched access revenue decreased $20.0 million due to the $15.2 million effect of access rate reductions effective July 1, 2003. Special access revenue increased $3.7 million primarily due to a $6.9 million reclassification of local private line revenue from local services to special access and growth in special circuits of $3.1 million offset by the discontinuation of a $5.8 million reclassification from data services to special access. Access services revenue includes our subsidy revenue, which we expect to be slightly lower in 2003 than in 2002.

Local services revenue for the three months ended September 30, 2003 decreased $5.3 million or 2% as compared with the prior year period. Local revenue decreased $7.6 million primarily due to a $6.9 million reclassification of local private line revenue from local services to special access, the $1.5 million impact of the sale of our North Dakota exchanges in 2003 and a $0.5 million decrease from continued losses of access lines, partially offset by a $1.3 million increase in subscriber line charges (SLC) due to rate changes. Enhanced services revenue increased $2.3 million primarily due to the sale of additional feature packages. Continued losses of access lines will result in lower local service revenue.

Local services revenue for the nine months ended September 30, 2003 increased $2.0 million as compared with the prior year period. Enhanced services revenue increased $7.7 million primarily due to the sale of additional feature packages. Local revenue decreased $5.6 million primarily due to a $6.9 million reclassification of local private line revenue from local services to special access, a $3.9 million decrease from continued losses of access lines and the $3.5 million impact of the sale of our North Dakota exchanges in 2003, partially offset by an $8.7 million increase in SLC due to rate changes.

Long distance and data services revenue for the three months ended September 30, 2003 increased $2.8 million or 4% as compared with the prior year period primarily due to growth in data service revenue of $5.8 million and a $2.9 reclassification from special access to data services. The increase in data services revenue was offset by a decrease of $4.7 million in long distance revenue due to declining minutes of use.

Long distance and data services revenue for the nine months ended September 30, 2003 increased $12.7 million or 6% as compared with the prior year period primarily due to growth of $13.2 million related to data services and a $5.8 million reclassification from special access to data services. The increase in data services revenue was partially offset by a decrease of $6.0 million in long distance revenue. Our long distance revenues decreased during 2003 due to competition from wireless providers and declining minutes of use. We expect these factors will continue to affect our long distance revenues during the remainder of 2003 and into 2004.

Directory revenue for the three and nine months ended September 30, 2003 increased $0.4 million or 1%, and $2.1 million or 3%, respectively, as compared with the prior year periods primarily due to growth in yellow pages advertising.

Other revenue for the three months ended September 30, 2003 decreased $2.6 million or 9% compared with the prior year period primarily due to decreases of $1.4 million in customer premises equipment (CPE) sales, $1.0 million in service activation revenue, $0.9 million in other revenue and a $0.5 million adjustment related to contract services provided to Global Crossing Ltd. (Global) partially offset by a $1.4 million decrease in uncollectible revenue.

Other revenue for the nine months ended September 30, 2003 decreased $8.8 million, or 10% compared with the prior year period primarily due to a decrease of $3.3 million in service activation revenue, the termination in 2002 of $2.0 million (for the nine months) in contract services provided to Global and decreases of $1.3 million in CPE sales and $1.0 million in conferencing revenue partially offset by a $1.2 million decrease in uncollectible revenue.

ELI revenue for the three and nine months ended September 30, 2003 decreased $0.9 million, or 2%, and $8.6 million, or 6%, respectively, as compared to the prior year period primarily due to a decline in Integrated Service Digital Network (ISDN) services due to less demand from Internet service providers and lower demand for long haul services.

                            GAS AND ELECTRIC REVENUE

      ($ in thousands)            For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  -----------------------------------------------
                                  2003        2002      $ Change    % Change      2003        2002      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ ---------
      Gas revenue                $ 18,005    $ 40,584    $ (22,579)   -56%     $ 137,686   $ 159,805    $ (22,119)     -14%
      Electric revenue           $ 25,042    $ 67,159    $ (42,117)   -63%     $  92,603   $ 174,460    $ (81,857)     -47%

Gas revenue for the three and nine months ended September 30, 2003 decreased $22.6 million, or 56%, and $22.1 million, or 14%, respectively, as compared with the prior year periods due to the sales of The Gas Company in Hawaii and our Arizona gas division, which were sold on August 8, 2003 and August 11, 2003, respectively. We have sold all of our gas operations and as a result will have no operating results in future periods for these businesses.

Electric revenue for the three and nine months ended September 30, 2003 decreased $42.1 million, or 63%, and $81.9 million, or 47%, respectively, as compared with the prior year periods primarily due to the sales of our Arizona electric division and Kauai Electric. Included in electric revenue for the three and nine months ended September 30, 2002 is approximately $59.2 million and $151.5 million, respectively, of revenue from our Arizona electric division and Kauai Electric which were sold on August 11, 2003 and November 1, 2002, respectively. We have just one remaining electric utility property as of September 30, 2003. We expect to sell this property by mid - 2004.

                                COST OF SERVICES

      ($ in thousands)            For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2003        2002      $ Change    % Change     2003        2002      $ Change     % Change
                               ----------- ----------- ------------ --------  ----------   ----------- ------------ ---------
      Network access             $ 57,133    $ 58,218    $  (1,085)    -2%    $ 171,816   $ 174,774     $ (2,958)      -2%
      Gas purchased                12,324      21,329       (9,005)   -42%       82,311      91,130       (8,819)     -10%
      Electric energy and
        fuel oil purchased         16,412      36,248      (19,836)   -55%       58,498      91,915      (33,417)     -36%
                               ----------- ----------- ------------           -----------  ----------- ------------
                                 $ 85,869    $115,795    $ (29,926)   -26%    $ 312,625   $ 357,819     $(45,194)     -13%
                               =========== =========== ============           ===========  =========== ============

Network access expenses for the three months ended September 30, 2003 decreased $1.1 million, or 2%, as compared with the prior year period. ELI costs have declined slightly due to a drop in demand while the ILEC sector decreased primarily due to lower minutes of use.

Network access expenses for the nine months ended September 30, 2003 decreased $3.0 million, or 2%, as compared with the prior year period. ELI costs have declined due to a drop in demand while ILEC sector costs have risen slightly due to increased circuit expense associated with additional data product sales and increased long distance access expense. If we increase our sales of data products such as DSL, our network access expense could increase.

Gas purchased for the three and nine months ended September 30, 2003 decreased $9.0 million, or 42%, and $8.8 million, or 10%, respectively, as compared with the prior year periods primarily due to the sales of The Gas Company in Hawaii and our Arizona gas division. We no longer have any gas operations.

Electric energy and fuel oil purchased for the three and nine months ended September 30, 2003 decreased $19.8 million, or 55%, and $33.4 million, or 36%, respectively, as compared with the prior year periods primarily due to the sales of our Arizona electric division and Kauai Electric.

                            OTHER OPERATING EXPENSES

($ in thousands)                  For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2003        2002      $ Change    % Change     2003        2002      $ Change     % Change
                               ----------- ----------- ------------ --------  ----------   ----------  ------------ --------
Operating expenses              $ 165,498   $ 189,410    $ (23,912)   -13%     $ 521,116   $ 570,904    $ (49,788)      -9%
Taxes other than income taxes      26,095      33,550       (7,455)   -22%        84,982     107,076      (22,094)     -21%
Sales and marketing                28,683      25,718        2,965     12%        82,492      82,978         (486)      -1%
                               ----------- ----------- ------------           -----------  ----------  ------------
                                $ 220,276   $ 248,678    $ (28,402)   -11%     $ 688,590   $ 760,958    $ (72,368)     -10%
                               =========== =========== ============           ===========  ==========  ============

Operating expenses for the three months ended September 30, 2003 decreased $23.9 million, or 13%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the gas and electric sectors due to the sales of The Gas Company in Hawaii, our Arizona gas and electric divisions and Kauai Electric. Operating expenses were negatively impacted by increased pension expenses as discussed below.

Operating expenses for the nine months ended September 30, 2003 decreased $49.8 million, or 9%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the gas and electric sectors due to the sales of The Gas Company in Hawaii, our Arizona gas and electric divisions and Kauai Electric. Expenses were negatively impacted by increased compensation expense of $2.7 million related to variable stock plans and increased pension expenses as discussed below. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will increase from $4.3 million in 2002 to approximately $12.0 - $13.0 million in 2003 but that no contribution to our pension plans will be required in 2003. In addition, as medical costs increase the costs of our retiree medical obligations also increase. Our retiree medical costs for 2002 were $15.1 million and our current estimate for 2003 is $16.0 - $17.0 million. Increases in medical costs also increase expenses for providing health care benefits to our existing employees. We expect our total benefit costs for existing employees to increase in 2003 compared to 2002.

Included in operating expenses is compensation expense. In future periods, compensation expense related to variable stock plans may be materially affected by our stock price.

Taxes other than income taxes for the three and nine months ended September 30, 2003 decreased $7.5 million, or 22%, and $22.1 million, or 21%, respectively, as compared with the prior year periods primarily due to decreased property taxes at ELI due to lower asset values and the sales of the Gas Company in Hawaii, our Arizona gas and electric divisions and Kauai Electric.

Sales and marketing expenses for the three months ended September 30, 2003 increased $3.0 million, or 12%, as compared to the prior year period primarily due to increased marketing costs in the ILEC sector. Sales and marketing expenses for the nine months ended September 30, 2003 decreased $0.5 million, or 1%, as compared to the prior year period due to a reduction of personnel and related costs in the ILEC sector.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)           For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------   --------------------------------------------
                                  2003        2002      $ Change    % Change      2003        2002      $ Change    % Change
                               ----------- ----------- ------------ --------   ------------ ----------- ------------ ------
      Depreciation  expense     $ 120,012   $ 167,772    $ (47,760)   -28%     $ 345,577   $ 471,642   $ (126,065)     -27%
      Amortization expense         31,866      31,839           27      0%        95,208      92,521        2,687        3%
                               ----------- ----------- ------------            ----------- ----------- ------------
                                $ 151,878   $ 199,611    $ (47,733)   -24%     $ 440,785   $ 564,163   $ (123,378)     -22%
                               =========== =========== ============            =========== =========== ============

Depreciation expense for the three months ended September 30, 2003 decreased $47.8 million, or 28%, as compared with the prior year period primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment.

Depreciation expense for the nine months ended September 30, 2003 decreased $126.1 million, or 27%, as compared with the prior year period primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment. Accelerated depreciation in 2002 of $12.8 million relating to the closing of our Plano, Texas facility also contributed to the decrease.

Amortization expense for the nine months ended September 30, 2003 increased $2.7 million, or 3%, as compared with the prior year period primarily due to increased amortization of customer base, due to a final purchase price allocation, resulting from the receipt of the final valuation report of our Frontier acquisition during the second quarter of 2002.

                 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES

($ in thousands)                 For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2003        2002      $ Change    % Change      2003        2002      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
Reserve for telecommunications
  bankruptcies                     $    -      $    -        $   -       -      $ 2,260    $ 17,805    $ (15,545)     -87%
Restructuring and other expenses   $ (142)     $ (273)       $ 131     48%      $ 9,950    $ 21,912    $ (11,962)     -55%

An agreement has been reached with WorldCom/MCI settling all pre-petition obligations and receivables. The bankruptcy court has approved the agreement and we expect to recognize a gain of approximately $5.6 million in the fourth quarter of 2003 as a result of the settlement.

During the second quarter 2003, we reserved approximately $2.3 million of trade receivables with Touch America as a result of Touch America's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunication services. If other telecommunications companies file for bankruptcy we may have additional significant reserves in future periods.

During the second quarter 2002, we reserved approximately $21.6 million of trade receivables with WorldCom, as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. We have ongoing commercial relationships with WorldCom. This charge was partially offset by an $11.6 million settlement with Global as discussed below.

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

Restructuring and other expenses for 2003 primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write off of software no longer used.

During 2002, restructuring and other expenses primarily consist of expenses related to our various restructurings, including reductions in personnel at our telecommunications operations, and costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6.8 million of costs related to our tender offer in June 2002 of all the ELI common shares that we did not already own.

    INVESTMENT AND OTHER INCOME (LOSS), NET / GAIN (LOSS) ON SALE OF ASSETS /
                 INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

      ($ in thousands)                For the three months ended September 30,        For the nine months ended September 30,
                                    ---------------------------------------------  ----------------------------------------------
                                       2003        2002      $ Change    % Change     2003         2002      $ Change    % Change
                                    ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
      Investment and
        other income (loss), net     $  (7,464)  $   13,111    $ (20,575)  -157%    $  66,924   $  (65,028)   $ 131,952      203%
      Gain (loss) on sale of assets  $ (16,813)  $    1,901    $ (18,714)  -984%    $ (11,792)  $    1,901    $ (13,693)    -720%
      Interest expense               $ 103,124   $  115,711    $ (12,587)   -11%    $ 318,836   $  357,265    $ (38,429)     -11%
      Income tax expense (benefit)   $  (7,210)  $ (371,186)   $ 363,976     98%    $  57,150   $ (424,688)   $ 481,838      113%

Investment and other income (loss), net for the three months ended September 30, 2003 decreased $20.6 million as compared with the prior year period primarily due to the write off of unamortized debt expense and net premium associated with our early debt retirements. The 2002 activity included $10.8 million of income from the settlement of certain retained liabilities at less than face value that were associated with customer advances for construction from our disposed water properties. The increase was partially offset by lower income from money market balances and short-term investments.

Investment and other income (loss), net for the nine months ended September 30, 2003 increased $132.0 million as compared with the prior year period primarily due to $65.7 million in non-cash pre-tax gains in 2003 related to capital lease restructurings at ELI, $6.2 million of income in 2003 associated with the retained liabilities settlements and the recognition in 2002 of a $95.3 million non-cash pre-tax loss resulting from an other than temporary decline in the value of our investment in Adelphia (see Note 10 to Consolidated Financial Statements), partially offset by $20.8 million of income in 2002 from the settlement of retained liabilities. The increase was partially offset by lower income from money market balances and short-term investments.

Gain/(loss) on sales of assets, net decreased $18.7 million and $13.7 million as compared with the prior year primarily due to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions during the third quarter of 2003, the sale of access lines in North Dakota and our wireless partnership interest in Wisconsin during the second quarter of 2003, and the sale of our Plano office building in March 2003.

Interest expense for the three months ended September 30, 2003 decreased $12.6 million, or 11%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the three months ended September 30, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.4 billion compared to $5.3 billion during the three months ended September 30, 2002. Our weighted average borrowing rate for the three months ended September 30, 2003 as compared with the prior year period was 15 basis points higher, increasing from 7.93% to 8.08%, due to the repayment of debt with interest rates below our average rate.

Interest expense for the nine months ended September 30, 2003 decreased $38.4 million, or 11%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the nine months ended September 30, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.6 billion compared to $5.4 billion during the nine months ended September 30, 2002. Our weighted average borrowing rate for the nine months ended September 30, 2003 as compared with the prior year period was 27 basis points higher, increasing from 7.82% to 8.09%, due to the repayment of debt with interest rates below our average rate.

Income taxes for the three and nine months ended September 30, 2003 increased $364.0 million and $482.0 million, respectively, as compared with the prior year periods primarily due to changes in taxable income. The effective tax rate for the first nine months of 2003 was 34% as compared with 35% for the first nine months of 2002.

              LOSS ON IMPAIRMENT

      ($ in thousands)            For the three months ended September 30,        For the nine months ended September 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2003        2002      $ Change    % Change     2003         2002      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
      Loss on impairment         $ 4,000   $1,074,058  $(1,070,058)   -100%     $ 4,000    $ 1,074,058  $(1,070,058)   -100%

An additional non-cash pre-tax impairment loss of $4.0 million related to our Vermont property has been recognized in the third quarter of 2003, such that the net assets have been written down to our best estimate of the net realizable value upon sale.

In the third quarter of 2002, we recognized non-cash pre-tax impairment losses of $656.7 million related to property, plant and equipment in the ELI sector and $417.4 million related to the gas and electric sector assets held for sale. Our assessment of impairment for ELI was a result of continued losses at ELI and continued actual revenue declines in excess of projected revenue declines. The gas and electric sector impairments were associated with the sale of our Arizona and Hawaiian gas and electric properties at prices that were less than the previous carrying values and the write down of our remaining utility to our estimate of net realizable sales price. Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process quickly in order to focus on our core telecommunications operations and raise money to further reduce debt, in the third quarter of 2002 we made a strategic decision to accept proceeds less than carrying values rather than continue to market these properties for higher prices.

                             DISCONTINUED OPERATIONS

($ in thousands)                For the nine months
                                ended September 30,
                                  2003        2002
                               ----------- -----------
Revenue                           $   -    $  4,650
Operating income (loss)           $   -    $   (419)
Income (loss) from discontinued
  operations, net of tax          $   -    $ (1,478)
Gain on disposal of water
  segment, net of tax             $   -    $ 169,326

On January 15, 2002, we completed the sale of our water and wastewater operations for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The pre-tax gain on the sale recognized in 2002 was $316.7 million. The gain on the disposal of the water segment, net of tax was $169.3 million.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During the first quarter of 2003, as a result of our adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we recognized an after tax non-cash gain of approximately $65.8 million. During the first quarter of 2002, as a result of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we recognized a transitional impairment loss of $39.8 million for goodwill related to ELI (see Note 14 to Consolidated Financial Statements).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Disclosure of primary market risks and how they are managed
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks and we are not party to any market risk management agreements other than in the normal course of business or to hedge long-term interest rate risk. Our primary market risk exposures are interest rate risk and equity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2003, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to  manage  our  interest  rate risk  exposure,  we have  entered  into interest swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on the swaps is set either in advance, in arrears or based on each period's daily average six-month LIBOR. In connection with these swaps, the Company entered into a series of supplemental rate agreements which had the effect of setting the floating rate portion of the swaps in advance of the contractually agreed upon rate determination date.

Sensitivity analysis of interest rate exposure
At September 30, 2003, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $5.1 billion, based on our overall weighted average rate of 8.1% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2002. The overall weighted average interest rate increased approximately 8 basis points during 2003. A hypothetical increase of 81 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $244.1 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risk for changes in equity prices relate primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio includes equity securities of telecommunications companies.

As of September 30, 2003, we owned 3,059,000 shares of Adelphia common stock. As of June 30, 2002, we had written this investment down to zero, and therefore we have no additional exposure related to the market value of Adelphia stock.

As of September 30, 2003, we owned 2,305,908 common shares which represent an ownership of 19% of the equity in Hungarian Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and are convertible at our option into 10 shares of common stock.

As of September 30, 2003, we owned 1,333,500 shares of D & E Communications (D &
E) common stock. The stock price of D & E was $14.18 and $8.36 at September 30, 2003 and December 31, 2002, respectively.

Sensitivity analysis of equity price exposure
At September 30, 2003, the fair value of the equity portion of our investment portfolio was estimated to be $41.7 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $4.2 million decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of September 30, 2003. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

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

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 7, 2003, we received a letter from counsel representing Enron North America Corporation (formerly known as Enron Gas Marketing, Inc.) demanding payment of an "early termination liability" of approximately $12.5 million that Enron claims it is owed under a gas supply agreement that we lawfully terminated in November 2001. The demand was made in connection with Enron's ongoing bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of New York. The parties have entered into a settlement agreement and mutual release resolving, among other things, all issues raised by Enron in its demand letter. The Bankruptcy Court approved the agreement by order dated September 25, 2003. There was no material adverse impact on our financial position or results of operations as a result of the settlement.

In connection with an inquiry that we believe has arisen as a result of allegations made to federal authorities during their investigation of an embezzlement by two of our former officers, our employees and we are cooperating fully with the Office of the U.S. Attorney for the Southern District of New York and with the New York office of the Securities and Exchange Commission. We have provided requested documents to the SEC and we have agreed to comply with an SEC request that, in connection with the informal inquiry that it has initiated, we preserve financial, audit, and accounting records. On August 20, 2003, the U.S. Attorney notified us that it had closed its investigation.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a) Exhibits:

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)   Reports on Form 8-K:

     We filed on Form 8-K on August 7, 2003 under Item 12 "Disclosure of Results of Operations and Financial Condition," a press release announcing our earnings for the quarter and six months ended June 30, 2003.

     We filed on Form 8-K on August 12,  2003 under  Item 5 "Other  Events"  and
     Item 7 "Financial Statements, Pro forma Financial Information and Exhibits," a press release announcing the completion of the sales of our Arizona Gas and Electric divisions and the completion of the sale of The Gas Company of Hawaii division.

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






Date: November 12, 2003