Form 10-K/A
period 2002-12-31
CITIZENS COMMUNICATIONS CO
filed 2004-03-11
CIK 20520

CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------


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

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No.1)

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

                                Explanatory Note

Citizens Communications Company (the Registrant) is filing this Amendment No. 1 to its Annual Report on Form 10-K to replace Item 14, Controls and Procedures, filed with the Securities and Exchange Commission (SEC) on March 24, 2003.

     Item 14.  Controls and Procedures
               -----------------------

     (a) Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2002, that our disclosure controls and procedures are effective.

     (b) Changes in internal control over financial reporting

     During the fourth quarter of 2002 we became aware of irregularities involving payments made by certain of our public utilities operations for services or benefits that we did not receive. The payments did not involve our operations in Arizona, Vermont, or Hawaii. With the assistance of forensic specialists, outside auditors, and counsel, we investigated these irregularities and identified a total of $7.8 million that had been embezzled from the Company. These payments were reflected in our financial statements as charges to earnings (primarily during 2002). The U.S. Government recovered approximately $6.0 million (which was turned over to us) and most of the remaining funds outstanding were reimbursed by insurance.

     As a result of the matters described in the preceding paragraph and such investigation, we centralized our payment functions for our public services sector in our Stamford, Connecticut headquarters. We do not believe that such changes materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

     There were no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2002 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15.   Exhibits
           --------

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

                                 March 11, 2004