Form 10-Q/A
period 2003-03-31
CITIZENS COMMUNICATIONS CO
filed 2004-03-11
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

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

                                Explanatory Note

Citizens Communications Company (the Registrant) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to replace Item 4, Controls and Procedures, filed with the Securities and Exchange Commission (SEC) on May 9, 2003.

Item 4.   Controls and Procedures
          -----------------------

     (a) Evaluation of disclosure controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective.

     (b) Changes in internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 6.   Exhibits
          --------

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






Date: March 11, 2004