Form 10-Q/A
period 2003-06-30
CITIZENS COMMUNICATIONS CO
filed 2004-03-11
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                Explanatory Note

Citizens Communications Company (the Registrant) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to replace Item 4, Controls and Procedures, filed with the Securities and Exchange Commission (SEC) on August 12, 2003.

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                                 By:  /s/Robert J. Larson
                                      ---------------------
                                      Robert J. Larson
                                      Senior Vice President and
                                      Chief Accounting Officer






Date: March 11, 2004