Form 10-Q/A
period 2003-09-30
CITIZENS COMMUNICATIONS CO
filed 2004-03-11
CIK 20520

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

                                Explanatory Note

Citizens Communications Company (the Registrant) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q to replace Item 4, Controls and Procedures, filed with the Securities and Exchange Commission (SEC) on November 12, 2003.

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