Form 10-K
period 2003-12-31
CITIZENS COMMUNICATIONS CO
filed 2004-03-15
CIK 20520

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


                      FOR THE YEAR ENDED DECEMBER 31, 2003
                      ------------------------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2003
                          ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-0619596
----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                     3 High Ridge Park
                   Stamford, Connecticut                   06905
                   ---------------------                   -----
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                                                             Name of each exchange on which registered
--------------------------------------------------------------------------------  -----------------------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X    No
                                       ---      ---

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2003 was approximately $3,543,684,938, based on the closing price of $12.89 per share.

The number of shares outstanding of the registrant's Common Stock as of February 27, 2004 was 285,804,460.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2004 Annual Meeting of Stockholders to be held on May 18, 2004 are incorporated by reference into Part III of this Form 10-K.

                                   TABLE OF CONTENTS
                                   -----------------

                                                                                        Page
                                                                                        ----
PART I
------

Item 1.    Business                                                                        2

Item 2.    Properties                                                                      9

Item 3.    Legal Proceedings                                                              10

Item 4.    Submission of Matters to a Vote of Security Holders                            10

Executive Officers                                                                        10

PART II
-------

Item 5.    Market for Registrant's Common Equity,
               Related Stockholder Matters and Issuer Purchases of Equity Securities      13

Item 6.    Selected Financial Data                                                        14

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     34

Item 8.    Financial Statements and Supplementary Data                                    35

Item 9.    Changes in and Disagreements with Accountants on Accounting                    35
               and Financial Disclosure

Item 9A.    Controls and Procedures                                                       36

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                             36

Item 11.   Executive Compensation                                                         36

Item 12.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholders Matters                               36

Item 13.   Certain Relationships and Related Transactions                                 37

Item 14.    Principal Accountant Fees and Services                                        37

PART IV
-------

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                37

Signatures                                                                                42

Index to Consolidated Financial Statements                                               F-1

                                     PART I
                                     ------

Item 1.  Business Overview
         -----------------

Citizens Communications Company and its subsidiaries (Citizens) will be referred to as the "Company," "we," "us" or "our" throughout this report.

We are a telecommunications company providing wireline communications services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. We also provide electric distribution and generation services to primarily rural customers in Vermont. We have a contract to sell those electric distribution and generation operations.

In December 2003, we announced that our Board of Directors decided to explore strategic alternatives and we have retained financial advisors to assist in this process. In February 2004, we engaged J.P. Morgan Securities and Morgan Stanley as financial advisors and Simpson Thacher & Bartlett LLP, as legal counsel to assist in our exploration of alternatives. The advisors will assist the Company in evaluating a range of possible financial and strategic alternatives designed to enhance shareholder value, although there can be no assurance that the Company will undertake any particular action as a result of this review.

Revenue from our ILEC, CLEC and public utility operations was $2,040.9 million, $165.4 million, and $238.6 million, respectively, in 2003. Approximately $205.0 million of the revenue from our public utility operations relates to businesses that were sold during 2003.

We have grown from approximately 1.0 million access lines in 1999 to approximately 2.4 million access lines as of December 31, 2003 through acquisitions. During 2001, we purchased 1.1 million access lines for approximately $3,373.0 million in cash. During 2000, we acquired approximately 334,500 access lines for approximately $986.2 million in cash.

In 1999, we announced plans to divest our public utilities services segments. As a result, in 2001 we sold two of our four natural gas transmission and distribution businesses, during 2002 we sold our entire water distribution and wastewater treatment business and one of our three electric businesses, and in 2003 we completed the sales of The Gas Company in Hawaii, our Arizona gas and electric divisions and our electric transmission operations in Vermont. We expect to close the sale of our remaining Vermont operations in mid - 2004. As of December 31, 2003, we had sold all of our gas operations and, as a result, will have no operating results in future periods for these businesses.

Telecommunications Services

Our telecommunications services are principally ILEC services and also include CLEC services delivered through ELI. As of December 31, 2003, we operated ILECs in 23 states, serving approximately 2.4 million access lines and 120,500 digital subscriber line (DSL) customers. Our CLEC services consist of a variety of integrated telecommunications products.

As an ILEC, we are typically the dominant incumbent carrier in the markets we serve and provide the "last mile" of telecommunications services to residential and business customers in these markets. As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services to businesses and other carriers in competition with the ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). ELI does not compete with our ILEC business.

As discussed in more detail in Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A), we are in a challenging environment with respect to revenues. The telecommunications industry in general, and the CLEC sector in particular, are undergoing significant changes and difficulties. Our ILEC revenues have been decreasing, and demand and pricing for CLEC services have decreased substantially, particularly for long-haul services, and economic, regulatory and competitive pressures are likely to cause these trends to continue.

ILEC Services
-------------

Our ILEC services segment accounted for $2,040.9 million, or 83%, of our total revenues in 2003. Approximately 24% of our ILEC services segment revenues came from federal and state subsidies and regulated access charges.

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

Enhanced services. We provide our ILEC customers a number of calling features including call forwarding, conference calling, caller identification, voicemail and call waiting. We offer packages of telecommunications services. These packages permit customers to bundle their basic telephone line with their choice of enhanced, long distance and data services for a monthly fee and/or usage depending on the plan.

We intend to increase the penetration of enhanced services. We believe that increased sales of such services in our ILEC markets will produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services. We believe that our ability to integrate these services with other ILEC services will provide us with the opportunity to capture an increased percentage of our customers' telecommunications expenditures.

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

Revenue is recognized when services are provided to customers or when products are delivered to customers. Monthly recurring network access service revenue is billed in advance. The unearned portion of this revenue is initially deferred on our balance sheet and recognized in revenue over the period that the services are provided. Non-recurring network access service revenue is billed in arrears. The earned but unbilled portion of this revenue is recognized in revenue in the period that the services are provided.

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

We also offer data services including internet access via dial up or DSL access, frame relay, ethernet and asynchronous transfer mode (ATM) switching in portions of our system.

Directory services. Directory services involves the provision of white and yellow page listings of residential and business directories. We provide this service through a third party contractor who pays us a percentage of revenues realized from the sale of advertising in these directories. Our directory service also includes "Frontier Pages," an internet-based directory service which generates advertising revenue. We recognize the revenue from these services over the life of the related white or yellow pages book.

The following table sets forth certain information with respect to our telephone access lines as of December 31, 2003 and 2002.

                                            ILEC Access Lines at December 31,
                                            ---------------------------------
           State                                 2003              2002
           -----                               ---------         ---------

           New York............                  985,000         1,009,700
           Minnesota...........                  268,100           272,800
           Arizona.............                  165,500           167,100
           West Virginia.......                  157,100           158,600
           California..........                  154,500           153,400
           Illinois............                  126,700           131,600
           Tennessee...........                   96,000            97,600
           Wisconsin...........                   73,400            73,800
           Iowa................                   60,900            62,800
           Nebraska............                   53,500            55,600
           All other states (13)(1)...           245,800           261,400
                                               ---------         ---------
              Total                            2,386,500         2,444,400
                                               =========         =========

(1) On April 1, 2003 and October 31, 2002, we sold approximately 11,000 and 4,000 telephone access lines, respectively, in the state of North Dakota. These sales affect the comparability of data presented.

CLEC Services
-------------

ELI provides a broad range of wireline communications products and services to businesses and other carriers in the western United States. ELI accounted for $165.4 million, or 7%, of our total revenues in 2003. Our CLEC service revenues have declined from a peak of $240.8 million in fiscal year 2000.

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

Regulatory Environment

ILEC Services Regulation
------------------------

The majority of our operations are regulated extensively by various state regulatory agencies, often called public service commissions, and the FCC.

The Telecommunications Act of 1996, or the 1996 Act, dramatically changed the telecommunications industry. The main purpose of the 1996 Act was to open local telecommunications marketplaces to competition. The 1996 Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any switched communications service. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail. In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of requirements for access to network facilities and interconnection on all local communications providers. All local carriers must interconnect with other carriers, unbundle their services at wholesale rates, permit resale of their services, enable collocation of equipment, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits, and rights-of-way, and complete calls originated by competing carriers under termination arrangements.

At the federal level and in states covering approximately half of our access lines we are subject to incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services that continue to be deemed part of a monopoly. Some of these plans have limited terms and as they expire, the Company may need to renegotiate with the states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings. In the other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments.

Our ILEC services segment revenue is subject to regulation by the FCC and various state regulatory agencies. We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as price caps for most of our operations. Under price caps, interstate access rates are capped and adjusted annually by the difference between the level of inflation and a productivity factor. Given the relatively low inflation rate in recent years, interstate access rates have been adjusted downward annually. In May 2000, the FCC adopted a revised methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. We have been able to offset some of the reduction in interstate access rates through end-user charges. We believe the net effect of reductions in interstate access rates and increases in end-user charges will reduce our revenues by approximately $10.0 million in 2004 compared to 2003. Annual reductions in interstate switched access rates will continue through 2005 until the price floor is reached.

Another goal of the 1996 Act was to remove implicit subsidies from the rates charged by local telecommunications companies. The CALLS plan addressed this requirement for interstate services. State legislatures and regulatory agencies are beginning to reduce the implicit subsidies in intrastate rates. The most common subsidies are in access rates that historically have been priced above their costs to allow basic local rates to be priced below cost. Legislation has been considered in several states to require regulators to eliminate these subsidies and implement state universal service programs where necessary to maintain reasonable basic local rates. However, not all the reductions in access charges would be fully offset. We anticipate additional state legislative and regulatory pressure to lower intrastate access rates in the near future. Many states are embracing the need for state universal service funds to ensure protection for customers while ensuring that local telecommunications companies continue to have the incentive to recover in rates their investment in their networks and new services.

State legislatures and regulators are also examining the provision of telecommunications services to previously unserved areas. Since many unserved areas are located in rural markets, we may be required to expand our service territory into some of these areas.

Recent and Potential Regulatory Developments
--------------------------------------------

Effective November 24, 2003, the FCC issued an order requiring wireline and wireless carriers to provide local number portability (LNP). LNP is the ability of customers to switch from a wireline carrier to a wireless carrier, or from one wireless carrier to another wireless carrier, without changing telephone numbers. Wireline carriers operating in the 100 largest Metropolitan Statistical Areas (MSAs) (which includes our Rochester, New York market) must support wireline-to-wireless number porting. Wireline carriers operating outside the 100 largest MSAs are required to comply with the order on May 24, 2004.

LNP will most likely promote further competition between wireline and wireless carriers in an environment where the displacement of traditional wireline services has been increasing because of technological substitutions such as cell phones, e-mail and Internet phone calling.

The Company expects to incur approximately $9.0 million of capital expenditures and $2.0 million of expenses during 2004 associated with LNP. If the number of requests for LNP exceeds our expectations, these amounts could increase. Costs to implement LNP will, however, be mitigated by charges to end-users for enabling our systems to be capable of LNP.

In 1994, Congress passed the Communications Assistance for Law Enforcement Act (CALEA) to ensure that telecommunication networks can meet law enforcement wiretapping needs. The Company has received extensions of time to make our entire network CALEA compliant. However, failure to be granted further extensions could increase capital expenditures by up to $7.0 million in 2004.

The FCC in 2003 issued an order as a result of its triennial review of the 1996 Act. The order essentially kept in place the existing regulatory regime with respect to Unbundled Network Elements Platform (UNEP) competition, provided significant authority to state regulators to implement UNEP competition and pricing, and eliminated a previous requirement of ILECs to share their DSL lines with competitors. Because we do not currently have UNEP competition or competitors providing DSL service, the FCC's order is not expected to have a material effect on us in the near term. The Federal appeals court in the District of Columbia overturned many aspects of the FCC's order, in particular the broad delegation to state authorities to implement UNEP competition and pricing. The appeals court did, however, uphold the line sharing provisions of the order. This case may be further appealed and we will continue to evaluate the effect on us as the challenges with respect to the order are decided.

The FCC is expected to address issues involving inter-carrier compensation, the universal service fund and internet telephony in 2004 and 2005. Some of the proposals being discussed with respect to inter-carrier compensation, such as "bill and keep" (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce our access revenues. The universal service fund is under pressure as local exchange companies lose access lines and more entities, such as wireless companies, seek to receive monies from the fund. The rules surrounding the eligibility of Competitive Eligible Telecommunication Carriers (CETC's) such as wireless companies to receive universal service funds are expected to be clarified by the Federal State Joint Board on Universal Service during 2004 or 2005 and the outcome may heighten the pressures on the fund. Changes in the funding or payout rules of the universal service fund could further reduce our subsidy revenues. As discussed in MD&A, our subsidy revenues are expected to decline in 2004 compared to 2003. The development and growth of internet telephony (also known as VOIP) by cable and other companies has increased the importance of regulators at both the federal and state levels addressing whether such services are subject to the same or different regulatory and financial schemes as traditional telephony. Issues to be determined include whether internet telephony will be responsible for the payment of access charges and contributions to the universal service fund, as well as CALEA and 911 regulation. Internet telephony may have an advantage over our traditional services if it is less regulated. We are actively participating in the FCC's consideration of all these issues.

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

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and ELI's networks. The FCC is significantly reducing intercarrier compensation for ISP traffic, also known as "reciprocal compensation."

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

Competition

ILEC Services Competition
-------------------------

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecommunications companies, we do experience competition from other wireline carriers through Unbundled Network Elements (UNE), Voice Over Internet Protocol (VOIP) and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and other internet service providers with respect to internet access and cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other areas. Competition from cable companies with respect to high-speed internet access is intense in many of our markets. We expect the cable company in Rochester to begin offering a VOIP product during 2004. Competition from wireless companies, other long distance companies and internet service providers is increasing in all of our markets.

Our ILEC business has been experiencing declining access lines, switched access minutes of use, and revenues because of economic conditions, high unemployment levels, increasing competition (as described above), changing consumer behavior such as wireless displacement of wireline use and email use, technology changes and regulatory constraints. These factors are likely to cause our local service, network access, long distance and subsidy revenues to continue to decline during 2004. One of the ways we are responding to actual and potential competition is by bundling services and products and offering them for a single price, which results in lower pricing than purchasing the services separately. Revenues from data services such as DSL continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating costs may cause our profitability to decrease. In addition, costs we will incur during 2004 to convert the billing system for some of our access lines will affect our profitability during 2004.

The telecommunications industry in general, and the CLEC sector in particular, are undergoing significant changes and difficulties. The market for internet access, long distance, long-haul and related services in the United States is extremely competitive, with substantial overcapacity in the market, resulting in lower prices. Demand and pricing for CLEC services have decreased substantially, particularly for long-haul services. These trends are likely to continue. These factors result in a challenging environment with respect to revenues. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers. In addition, new and enhanced internet services are constantly under development in the market and we expect additional innovation in this market by a range of competitors. Several IXCs have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

The 1996 Act and subsequent FCC interconnection decisions have established the relationships between ILECs and CLECs and the mechanisms for competitive market entry. Though carriers like us, who serve rural markets, did receive a qualified exemption from some of the technical requirements imposed upon all ILECs for interconnection arrangements, we did not receive an exemption from interconnection or local exchange competition in general. The exemption, known as the rural telephone company exemption, applies to approximately 19% of our access lines and continues until a bona fide request for interconnection is received from a CLEC and a state public services commission with jurisdiction determines that discontinuance of the exemption is warranted. The state commission must determine that discontinuing the exemption will not adversely impact the availability of universal service in the state nor impose an undue economic hardship on us and that the requested interconnection is technically feasible.

CLEC Services Competition
-------------------------

ELI faces significant competition from ILECs in each of its markets. Principal ILEC competitors include Qwest, SBC and Verizon. ELI also competes with all of the major IXCs, internet access providers and other CLECs. CLEC service providers have generally encountered intense competitive pressures, the result of which is the failure of a number of CLECs and substantial financial pressures on others.

Competitors in ELI's markets  include,  in addition to the incumbent  providers:
AT&T, Sprint, Time Warner Telecom, MCI, Integra and XO Communications. In each of the markets in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same services that ELI provides, generally at similar prices.

Competition is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs.

Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than are available to us.

Public Utilities Services

We have historically provided public utilities services including natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. In 1999, we announced a plan of divestiture for our public utilities services properties. Since then, we have divested or entered into contracts to divest all of our public utility operations for an aggregate of $1.9 billion. In 1999, we initially accounted for the planned divestiture of our public utilities services segments as discontinued operations. Because we had not yet entered into agreements to sell our entire gas and electric segments, we reclassified all our gas and electric assets and their related liabilities in the second half of 2000 as "net assets held for sale." As a result, our discontinued operations only reflected the assets and related liabilities of the water and wastewater businesses.

In 2001, we sold our Louisiana gas operations for $363.4 million in cash and our Colorado gas division for $8.9 million in cash. In 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities, and our Kauai electric division for $215.0 million in cash. In 2003, we completed the sales of The Gas Company in Hawaii division for $119.3 million in cash and assumed liabilities, our Arizona gas and electric divisions for $224.1 million in cash and our electric transmission operations in Vermont for $7.3 million in cash. These transactions are subject to routine purchase price adjustments.

We have entered into definitive agreements to sell the remaining assets of our Vermont electric division to Great Bay Hydro Corporation and Vermont Electric Cooperative, Inc. for an aggregate of approximately $12.7 million in cash, subject to adjustments under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close by mid-2004.

Natural Gas
-----------

Our natural gas segment accounted for $137.7 million, or 6%, of our total revenues in 2003.

On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119.3 million in cash and assumed liabilities.

On August 11, 2003, we completed the sale of our Arizona gas division for $139.6 million in cash.

At December 31, 2003, we had sold all of our gas operations and, as a result, will have no operating results in future periods for these businesses.

Electric
--------

Our remaining electric operation provides electric distribution services in Vermont to primarily residential customers. Our electric segment accounted for $100.9 million, or 4%, of our total revenues in 2003. Approximately $67.4 million of the revenue from our electric segment relates to operations sold during 2003. At December 31, 2003, the number of customers in the state of Vermont totaled approximately 21,000.

Electric services and/or rates charged are subject to the jurisdiction of federal and state regulatory agencies. We purchased approximately 96% of the electric energy needed to provide service to our customers in Vermont. We believe our supply is adequate to meet current demands and to provide for additional sales to new customers. We have generating facilities in Vermont, which are used mainly for back-up power supply.

Our Vermont Electric Division is a member of the Vermont Joint Owners, a consortium of 14 Vermont utilities that has entered into a purchase power agreement with a Canadian power generation facility. The agreement provides for up to 395 MW of power per annum and associated energy to be delivered to Vermont, in varying amounts, between 1990 and 2020. If any member of the consortium defaults on its share of power under the agreement, the remaining members of the consortium are required by "step-up" provisions of the agreement to assume responsibility for a defaulting member's share on a pro-rata basis. Our liability under this agreement continues after we have completed the sale of our Vermont electric division and may be subject to the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including the Indebtedness of Others," which, if applicable, would require us to recognize a liability for the fair value of the obligation under the guarantee, as well as provide additional disclosures about the obligations associated with the guarantee.

In July 2002, the Vermont Public Service Board approved a rate increase of 17.45% for services rendered on or after July 15, 2002.

On November 1, 2002, we completed the sale of our Kauai electric division for $215.0 million in cash.

On August 11, 2003, we completed the sale of our Arizona electric division for $84.5 million in cash.

On December 2, 2003, we completed the sale of our transmission facilities in Vermont for $7.3 million in cash.

Segment Information

Note 23 to Consolidated Financial Statements provides financial information about our industry segments for the last three fiscal years.

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations, although we have a 19% interest in Hungarian Telephone and Cable Company (See Note 10 to Consolidated Financial Statements), a company that provides wireline telephone service in Hungary.

General

Order backlog is not a significant consideration in our businesses. We have no contracts or subcontracts that may be subject to renegotiations of profits or termination at the election of the Federal government. We hold no patents, licenses or concessions that are material. As of December 31, 2003, we had 6,708 employees, of whom 5,944 were associated with ILEC operations, 517 were associated with ELI and 71 were associated with public utilities services operations. At December 31, 2003, the total number of our employees affiliated with a union was 3,855, of which 1,064 are covered by agreements set to expire during 2004 (as of March 2004). We consider our relations with our employees to be good.

Available Information

We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (the "SEC"), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905
Attention: Corporate Secretary. Our website address is http://www.czn.com.

Item 2.   Properties
          ----------

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut.

An operations support office is currently located in leased premises at 180 South Clinton Avenue, Rochester, New York. In conjunction with the acquisition of Frontier in 2001, we evaluated our facilities to take advantage of operational and functional synergies between the two companies with the objective of concentrating our resources in the areas where we have the most customers, to better serve those customers. As a result, we closed our operations support center in Plano, Texas in April 2002 and sold the building in 2003. In addition, our ILEC segment leases and owns office space in various markets throughout the United States.

An operations support office for ELI is located in a building we own at 4400 NE 77th Avenue, Vancouver, Washington. In addition, our CLEC segment leases local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. Our CLEC segment also leases network hub and network equipment installation sites in various locations throughout the areas in which it provides services.

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

Our remaining electric operation is administered locally in Vermont. Pending the sale of this business, we own electric distribution and generating facilities in Vermont.

Item 3.  Legal Proceedings
         -----------------

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. On October 24, 2003, we filed a motion for partial summary judgment with respect to the City's claims under CERCLA. We anticipate a decision on that motion sometime in the first or second quarter of 2004. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

In connection with an informal inquiry initiated on November 15, 2002, that we believe was the result of allegations made to federal authorities during their investigation of an embezzlement by two of our former officers, we have cooperated fully with the New York office of the Securities and Exchange Commission. We have provided requested documents to the SEC and we have agreed to comply with an SEC request that, in connection with the informal inquiry that it has initiated, we preserve financial, audit, and accounting records.

We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None in fourth quarter 2003.

Executive Officers of the Registrant
------------------------------------

Information as to Executive Officers of the Company as of March 1, 2004 follows:

          Name            Age             Current Position and Office
          ----            ---             ---------------------------
Leonard Tow                75      Chairman of the Board and Chief Executive Officer
Scott N. Schneider         46      Vice Chairman of the Board, President and Chief Operating Officer
Donald B. Armour           56      Senior Vice President, Finance and Treasurer
John H. Casey, III         47      President and Chief Operating Officer of the ILEC Sector and Executive Vice
                                   President
Jean M. DiSturco           40      Senior Vice President, Human Resources
Jerry Elliott              44      Senior Vice President and Chief Financial Officer
Michael G. Harris          57      Senior Vice President, Engineering and New Technology
Dean Jackson               37      Senior Vice President, Business Support Services
Robert J. Larson           44      Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy         39      Senior Vice President Broadband Operations, President and COO
                                   Electric Lightwave and President and COO Public Services Sector
L. Russell Mitten          52      Senior Vice President, General Counsel and Secretary

Dean Jackson, Senior Vice President, Business Support Services is the son-in-law of Leonard Tow, the Chairman of the Board and Chief Executive Officer of Citizens. There is no other family relationship between directors or executive officers. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

LEONARD TOW has been associated with Citizens since April 1989 as a Director. In June 1990, he was elected Chairman of the Board and Chief Executive Officer. He was also Chief Financial Officer from October 1991 through November 1997. Previously he was Chief Executive Officer and Director of Century Communications Corp., a cable telecom company, since its organization in 1973 to October 1999 and Chairman of the Board from 1989 to 1999. He is a Director of Hungarian Telephone and Cable Corp., and is a Director of the United States Telephone Association.

SCOTT N. SCHNEIDER has been associated with Citizens since November 1999. In January 2001, he was elected Vice Chairman of the Board. In July 2000, he was elected a Director of Citizens. He has served as Vice Chairman of the Board, President and Chief Operating Officer of Citizens since July 2002. Previously he was Vice Chairman - Executive Vice President from May 2001 to July 2002 and Executive Vice President Strategic Planning and Development from May 2000 to May 2001 and Executive Vice President of Electric Lightwave, LLC from October 1999 to May 2000. Prior to joining Citizens, he was Director from October 1994 to October 1999, Chief Financial Officer from December 1996 to October 1999, and Senior Vice President and Treasurer from June 1991 to October 1999 of Century Communications Corp. He also served as Director, Chief Financial Officer, Senior Vice President and Treasurer of Centennial Cellular from August 1991 to October 1999.

DONALD B. ARMOUR has been associated with Citizens since October 2000. He was elected Senior Vice President, Finance and Treasurer in December 2002. Previously, he was Vice President, Finance and Treasurer from October 2000 to December 2002. Prior to joining Citizens, he was the Treasurer of the cable television division of Time Warner Inc. from January 1994 to September 2000.

JOHN H. CASEY, III has been associated with Citizens since November 1999. He is currently Executive Vice President of Citizens and President and Chief Operating Officer of our ILEC Sector. Previously he was Vice President of Citizens,
President and Chief Operating Officer, ILEC Sector from January 2002 to July 2002, Vice President and Chief Operating Officer, ILEC Sector from February 2000 to January 2002 and Vice President, ILEC Sector from December 1999 to February 2000. Prior to joining Citizens, he was Vice President, Operations from January 1995 to January 1997 and then Senior Vice President, Administration of Centennial Cellular until November 1999.

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

DEAN JACKSON has been associated with Citizens since December 1999. He was elected Senior Vice President, Business Support Services in February 2004. Previously he was Vice President, Business Support Services from October 2002 to February 2004, Assistant Vice President, Integration from August 2001 to October 2002 and Director, Integration from December 1999 to July 2001. Prior to joining Citizens, he was Director, Programming and Business Development at Century Communications Corp. from October 1998 to October 1999.

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

DANIEL J. McCARTHY has been associated with Citizens since December 1990. He is currently Senior Vice President Broadband Operations, President and COO Electric Lightwave LLC., and President and COO Public Services. He was elected Senior Vice President Broadband Operations in January 2004. He was elected President and Chief Operating Officer, Electric Lightwave LLC. in January 2002. Previously, he was President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001, and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

L. RUSSELL MITTEN has been associated with Citizens since June 1990. He was elected Senior Vice President, General Counsel and Secretary in December 2002. Previously, he was Vice President, General Counsel and Secretary from September 2000 to December 2002. He was also Vice President, General Counsel and Assistant Secretary from June 1991 to September 2000.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

                           PRICE RANGE OF COMMON STOCK

Our Common Stock is traded on the New York Stock Exchange under the symbol CZN. The following table indicates the high and low prices per share during the periods indicated.

                                     2003                    2002
                              -------------------    ------------------
                                High       Low         High        Low
                              -------    --------    -------     ------
         First Quarter         $11.55      $8.81      $11.30      $8.91
         Second Quarter        $13.40      $9.99      $11.52      $8.22
         Third Quarter         $13.39     $10.93       $8.80      $2.51
         Fourth Quarter        $12.80     $10.23      $10.99      $5.44

As of February 27, 2004, the approximate number of security holders of record of our Common Stock was 29,698. This information was obtained from our transfer agent.

                                    DIVIDENDS
The amount and timing of dividends payable on our Common Stock are within the sole discretion of our Board of Directors. We are currently exploring financial and strategic alternatives, which may include a review of our future dividend policy. There are no material restrictions on our ability to pay dividends.

          RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
                             REGISTERED SECURITIES

None

Item 6.  Selected Financial Data
         -----------------------

($ in thousands, except per share amounts)                                Year Ended December 31,
 ----------------------------------------            -----------------------------------------------------------------
                                                        2003         2002         2001          2000          1999
                                                     ------------ -----------  ------------  ------------  -----------
Revenue (1)                                          $ 2,444,938  $ 2,669,332  $ 2,456,993   $ 1,802,358   $ 1,598,236
Income (loss) from continuing operations before
  extraordinary expense and cumulative effect of
  changes in accounting principle (2)                $   122,083  $ (822,976)  $   (63,926)  $   (40,071)  $   136,599
Net income (loss)                                    $   187,852  $ (682,897)  $   (89,682)  $   (28,394)  $   144,486
Basic income (loss) per share of Common Stock
  from continuing operations before extraordinary
  expense and cumulative effect of changes in
  accounting principle (2)                           $      0.44  $    (2.93)  $     (0.28)  $     (0.15)  $      0.53
Available for common shareholders per basic share    $      0.67  $    (2.43)  $     (0.38)  $     (0.11)  $      0.56
Available for common shareholders per diluted share  $      0.64  $    (2.43)  $     (0.38)  $     (0.11)  $      0.55

                                                                           As of December 31,
                                                     --------------------------------------------------------------
                                                         2003         2002        2001         2000         1999
                                                     ------------ -----------  ------------  ------------  -----------
Total assets                                         $ 7,689,110  $ 8,222,705  $10,646,169   $ 7,058,713   $ 5,926,824
Long-term debt                                       $ 4,195,629  $ 4,957,361  $ 5,534,906   $ 3,062,289   $ 2,107,460
Equity units                                         $   460,000  $   460,000  $   460,000   $         -   $         -
Company Obligated Mandatorily Redeemable
  Convertible Preferred Securities                   $   201,250  $   201,250  $   201,250   $   201,250   $   201,250
Shareholders' equity                                 $ 1,415,183  $ 1,172,139  $ 1,946,142   $ 1,720,001   $ 1,919,935

(1) Represents revenue from continuing operations. Revenue from acquisitions contributed $569.8 million and $49.5 million for the years ended December 31, 2001 and 2000, respectively. Revenue from gas operations sold represented $137.7 million, $218.8 million, $232.3 million and $175.4 million in 2003, 2001, 2000 and 1999, respectively. Revenue from electric operations sold represented $67.4 million, $76.6 million, $94.3 million, $95.1 million and $78.7 million in 2003, 2002, 2001, 2000 and 1999, respectively.
(2) Extraordinary expense represents an extraordinary after tax expense of $43.6 million related to the discontinuance of the application of Statement of Financial Accounting Standards No. 71 to our local exchange telephone operations in 2001. The cumulative effect of changes in accounting principles represents the $65.8 million after tax non-cash gain resulting from the adoption of Statement of Financial Accounting Standards No. 143 in 2003, and the write-off of ELI's goodwill of $39.8 million resulting from the adoption of Statement of Financial Accounting Standards No. 142 in 2002.

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

     * The effects of general and local economic and employment conditions on our revenues;

     *    Our  ability  to   effectively   manage  and  otherwise   monitor  our
          operations, costs, regulatory compliance and service quality;

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and attractive to our customers, and our ability to sell enhanced and data services;

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

     *    The  effects  of  increased   medical  expenses  and  related  funding
          requirements;

     * The effect of changes in the telecommunications market, including the likelihood of significantly increased price and service competition;

     * Our ability to successfully convert the billing system for approximately 775,000 of our access lines on a timely basis and within our expected amount for 2004 of $20.0 - $25.0 million (a significant portion of which is expected to be capitalized and amortized) and, beginning in 2005, to achieve our expected cost savings from the conversion;

     * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate expiring union contracts covering approximately 1,100 employees that are scheduled to expire during 2004;

     * Possible changes to our capital structure (including the amount of our debt), liquidity and strategy that could result from our ongoing review of strategic and financial alternatives; and

     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

You should consider these important factors in evaluating any statement in this Form 10-K or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------

We are a telecommunications company providing wireline communications services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. We also provide electric distribution services to primarily rural customers in Vermont.

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecommunications companies, we do experience competition from other wireline local carriers through Unbundled Network Elements (UNE), VOIP and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other areas. Time Warner Cable is expected to begin selling VOIP service in our Rochester market during 2004. Competition from cable companies and other internet service providers with respect to internet access is intense. Competition from wireless companies and other long distance companies is increasing in all of our markets.

The telecommunications industry is undergoing significant changes and difficulties. The market for internet access, long distance, long-haul and related services in the United States is extremely competitive, with substantial overcapacity in the market. Demand and pricing for certain CLEC services (such as long-haul services) have decreased substantially. There is also increasing price pressure on certain of our ILEC services such as long distance and internet access. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by carriers. Several long distance and Interexchange Carriers (IXCs) have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

Our ILEC business has been experiencing declining access lines, switched minutes of use and revenues because of economic conditions, high unemployment levels, increasing competition (as described above), changing consumer behavior (such as wireless displacement of wireline use and email use) and regulatory constraints. During 2003, our access lines declined 1.9%, our switched minutes of use declined 1.8% and our ILEC revenues declined 0.7%, in each case as compared to 2002. These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline during 2004. During 2003, our switched network access revenue declined 6.0%, our long distance revenue declined 4.7% and our subsidy revenue declined 4.5%, in each case as compared to 2002. One of the ways we are responding to competition is by bundling services and products and offering them for a single price, which results in lower pricing than purchasing the services separately. During 2003, we added approximately 76,200 customers who are buying one of our bundled packages and increased our revenue from enhanced services by 7.8%. In addition, we added approximately 49,800 DSL subscribers during 2003 and increased our data revenue by 19.8%. Our average revenue per month per average number of customers during 2003 was $70.51 compared to $69.83 during 2002. The above discussion excludes the sale of approximately 11,000 and 4,000 access lines in North Dakota on April 1, 2003 and October 31, 2002, respectively.

Revenues from data services such as DSL continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating and employee costs may cause our profitability to decrease. In addition, costs we will incur during 2004 to convert the billing system for some of our access lines, to enable our systems to be capable of LNP and to retain certain employees will affect our profitability and capital expenditures during 2004.

(a) Liquidity and Capital Resources
    -------------------------------

For the year ended December 31, 2003, we used cash flows from continuing operations, the proceeds from the sale of utility properties, cash and cash equivalents to fund capital expenditures, interest payments and debt repayments. On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119.3 million in cash and assumed liabilities, on August 11, 2003 we completed the sale of our Arizona gas and electric divisions for $224.1 million in cash, and on December 1, 2003 we completed the sale of our electric transmission facility in Vermont for $7.3 million in cash. The proceeds were used for general corporate purposes, including the repayment of outstanding indebtedness. As of December 31, 2003, we had cash and cash equivalents aggregating $583.7 million.

For the year ended December 31, 2003, our capital expenditures were $278.0 million, including $244.0 million for the ILEC segment, $9.5 million for the ELI segment, $23.9 million for the public utilities services segments ($22.1 million of which related to businesses that have been sold) and $0.6 million of general capital expenditures. Our capital spending has been trending lower as we continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. For example, in 2004 we will allocate significant capital to services such as DSL in areas that are growing or demonstrate meaningful demand for DSL, and for cost reduction opportunities such as our billing system conversion. In the past, large capital outlays were made in newly acquired properties to be able to offer all of our services across all of our areas and in order to improve network capability and service quality. After those investments were made, the total amount of capital spending has been further reduced because of declining revenues and lower costs from vendors. We will continue to focus on managing our costs while increasing our investment in certain new product areas such as DSL, VPN and VOIP.

We have budgeted approximately $276.0 million for our 2004 capital projects including $265.0 million for the ILEC segment (approximately $12.0 million of which relates to our billing system conversion) and $11.0 million for the ELI segment. Included in these budgeted capital amounts are approximately $9.0 million of capital expenditures associated with LNP. If the number of requests for LNP exceeds our expectations, this amount could increase. Costs to implement LNP will, however, be mitigated by charges to end-users for enabling our systems to be capable of LNP. Furthermore, the Company has received extensions of time to make our entire network CALEA compliant. However, failure to be granted further extensions could increase capital expenditures by up to $7.0 million in 2004.

We have an available shelf registration of $825.6 million and we have available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of December 31, 2003. The expiration date for the facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of December 31, 2003, there were no outstanding advances under these facilities.

We believe operating cash flows, existing cash balances, and current credit facilities will be adequate to finance our working capital requirements, make required debt repayments through 2005 and support our short-term and long-term operating strategies. Our credit facilities expire, and we have approximately $1,335.0 million of debt that matures, in 2006 (assuming the $460 million of debt that is part of our Equity Units remains outstanding until then). We are likely to need to refinance a significant amount of this debt prior to maturity and to extend the term of our credit facilities prior to expiration. In addition, our ongoing review of financial and strategic alternatives could result in an increase in the amount of our debt and as a result our debt service requirements.

Debt Reduction
--------------
For the year ended December 31, 2003, we retired an aggregate principal amount of $726.6 million of debt.

On  February  1,  2003,  we  repaid  at  maturity   $35.0  million  of  Frontier
Communications of Minnesota 7.61% Senior Notes.

In March 2003, we terminated a capital lease obligation at ELI, which resulted in a non-cash pre-tax gain of $40.7 million included in investment and other income (loss), net. In addition, in June 2003, ELI reduced its obligations under another capital lease by reducing the number of optical fibers leased, which resulted in a non-cash pre-tax gain of $25.0 million included in investment and other income (loss), net.

During June 2003, we redeemed five separate issues of the Company's Industrial Development Revenue Bonds aggregating $75.5 million, and seven issues of the Company's Special Purpose Revenue Bonds aggregating $88.8 million. All of these redemptions were funded with cash. During July and August 2003, we redeemed for cash two additional Industrial Development Revenue Bond series aggregating $13.5 million.

During the twelve months ended December 31, 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $94.9 million at a premium of approximately $3.1 million.

During the period between June 15, 2003 and July 15, 2003, holders of the Company's outstanding $15.1 million principal amount of 6.80% Debentures due August 15, 2026 had the option to put the Debentures to the Company for mandatory redemption at par on August 15, 2003. As a result, the entire outstanding principal amount of these debentures had been classified as debt due within one year on the Company's balance sheet since the third quarter of 2002. By July 15, 2003 holders of just $2.5 million of the debentures had exercised their right to put the debentures to us on August 15, 2003. We subsequently repurchased $1.0 million of these debentures in the open market. Accordingly, the $11.6 million of remaining have been reclassified as long-term debt on the balance sheet, with a final maturity of August 15, 2026.

In connection with the sale of our gas property in Hawaii during August 2003, the buyer assumed, and the State of Hawaii released us from, all of our obligations in connection with approximately $17.6 million of outstanding Hawaii special purpose revenue bonds.

In connection with the sale of our Arizona utility businesses in August 2003, we called for redemption approximately $31.2 million of the Company's Arizona industrial development revenue bonds. These bonds were redeemed with cash during November 2003. In addition, we agreed to call at their first call dates in 2007 another three Arizona industrial development revenue bond series totaling approximately $33.4 million. On August 13, 2003, we called for redemption the entire $232.6 million outstanding of our 6.375% Senior Notes due 2004. These notes were redeemed with cash on September 17, 2003 at a premium of approximately $10.3 million. In connection with this redemption, we terminated two interest rate swaps involving an aggregate $100.0 million notional amount of indebtedness. The proceeds from the settlement of the swaps of approximately $3.0 million were applied against the cost to retire the debt, resulting in a net premium of $7.3 million.

On October 1, 2003, ELI settled all of its outstanding liabilities under a capital lease with a cash payment of $44.5 million, representing a discount from the carrying value of the capital lease obligation of approximately $2.1 million.

On November 15, 2003, we redeemed with cash at par approximately $8.9 million of the Company's Illinois environmental facilities revenue bonds.

On December 1, 2003, ELI settled all of its outstanding liabilities under a capital lease with a cash payment of $19.0 million, representing a premium from the carrying value of the capital lease obligation of approximately $1.3 million.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of the agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance, in arrears or based on each period's daily average six-month LIBOR.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2003 and December 31, 2002 were $400.0 million and $250.0 million, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rate of 8.38% as of December 31, 2003). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the year ended December 31, 2003, the interest savings resulting from these interest rate swaps totaled approximately $8.9 million.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationship with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2003 is as follows:

Contractual Obligations:
------------------------                                  Less than                                    More than
($ in thousands)                             Total         1 year        1-3 years      3-5 years       5 years
---------------                              ------       ---------      ---------      ---------      ---------
Long-term debt
   obligations (See Note 12) (1)           $4,733,570     $  87,851     $1,342,224    $ 755,269        $2,548,226
Capital lease
   obligations (See Note 27)                   10,061           151            329          419             9,162

Operating lease
   obligations (See Note 27)                  107,128        23,601         28,809        19,905           34,813

Purchase obligations (See Note 27)             86,631        57,881         28,750             -                -

Other long-term liabilities (See
   Note16) (2)                                201,250             -              -             -          201,250
                                           ----------     ---------     ----------    ---------        ----------
          Total                            $5,138,640     $ 169,484     $1,400,112    $ 775,593        $2,793,451
                                           ==========     =========     ==========    =========        ==========

(1) Includes the debt portion of the equity units ($460.0 million) and interest rate swaps ($10.6 million).

(2) Consists of our Equity Providing Preferred Income Convertible Securities (EPPICS) reflected on our balance sheet.

At December 31, 2003, we have outstanding performance letters of credit totaling $19.5 million.

Our Board of Directors has approved retention and "change of control" arrangements to incent certain executives and employees to continue their employment with Citizens while we explore and consider our financial and strategic alternatives. These arrangements include a mix of cash retention payments, equity awards and enhanced severance and are contingent upon the occurrence of certain events and tenure. If (i) the covered employees remain with the Company for specified time periods, (ii) a change of control (as defined) occurs and (iii) all employees covered by the arrangements are terminated, additional compensation currently estimated to be approximately $54.0 million in the aggregate is payable to the employees. If (i) the covered employees remain for the specified time periods and (ii) a "change of control" occurs but none of the employees are terminated, the amount payable to the employees would be reduced to approximately $45.0 million. If no "change of control" occurs, but the covered employees remain with the Company for the specified periods, we expect to recognize (assuming all the employees remain for the specified periods), approximately $9.8 million of additional compensation expense in 2004, $3.4 million in 2005 and $3.0 million in 2006, pursuant to the arrangements.

In addition to the arrangements and amounts described in the preceding paragraph, restrictions on stock that has been previously awarded to employees as part of their regular compensation would lapse in the event of a change of control. We expense such grants over their vesting life (typically three to four years). We will expense approximately $8.5 million of such restricted stock awards in 2004, which is consistent with our prior years' expense. The unamortized cost with respect to such restricted stock at the end of 2004 that would be accelerated and immediately expensed upon a change in control is currently estimated to be approximately $23.0 million.

EPPICS
------
In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the 5% interest on the Convertible Subordinated Debentures in 2003, 2002 and 2001. Only cash was paid to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements are of a general nature, and do not currently impose significant financial performance criteria on us. These general covenants include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no material restrictions on the payment of dividends by our subsidiaries to us, or by us to our shareholders, either by contract, rule or regulation.

Our $805.0 million credit facilities and our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) contain a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters of no greater than 4.50 to 1 through December 30, 2003, 4.25 to 1 from then until December 30, 2004, and 4.00 to 1 thereafter. We are in compliance with all of our debt and credit facility covenants.

Acquisitions
------------
On June 29, 2001, we purchased Frontier for approximately $3,373.0 million in cash.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. We have sold all of these properties except for one electric distribution and generation business in Vermont (see Note 9 to Consolidated Financial Statements). All of the agreements relating to the sales provide that we will indemnify the buyer against certain liabilities (typically liabilities relating to events that occurred prior to sale), including environmental liabilities, for claims made by specified dates and that exceed threshold amounts specified in each agreement.

On January 15, 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities.

On October 31, 2002, we completed the sale of approximately 4,000 access lines in North Dakota for approximately $9.7 million in cash.

On November 1, 2002, we completed the sale of our Kauai electric division for $215.0 million in cash.

On April 1, 2003, we completed the sale of approximately 11,000 access lines in North Dakota for approximately $25.7 million in cash.

On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7.5 million in cash.

On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119.3 million in cash and assumed liabilities.

On August 11, 2003, we completed the sale of our Arizona gas and electric divisions for $224.1 million in cash.

On December 2, 2003, we completed the sale of our electric transmission facilities in Vermont for $7.3 million in cash.

All of the remaining assets of our Vermont electric division and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value upon sale.

Discontinued operations in the consolidated statements of operations reflect the results of operations and the gain on sale of the water/wastewater properties sold in January 2002 including allocated interest expense for the periods presented. Interest expense was allocated to the discontinued operations based on the outstanding debt specifically identified with this business.

Discontinuation of SFAS No. 71
------------------------------
Prior to 2001, our incumbent local exchange telephone properties had been predominantly regulated following a cost of service/rate of return approach. Accordingly, we applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 in the preparation of our consolidated financial statements.

In the third quarter of 2001, we concluded that the provisions of SFAS No. 71 were no longer applicable to our local exchange telephone properties. Our conclusion was based on the fact that pricing for a majority of our revenues in our incumbent local exchange telephone properties is based upon price cap plans that limit prices to changes in general inflation and estimates of productivity for the industry at large or upon market pricing rather than on the specific costs of operating our business, a requirement for the application of SFAS No.71. We expect these trends in the deregulation of pricing and the introduction of competition to continue. We intend to operate all of our properties as competitive enterprises, to meet competitive entry and maximize revenue by providing a broad range of products and services, such as data services. Many of these future services will not be regulated, further increasing the percentage of our revenue provided by our networks that is not based upon historical cost/rate of return regulation.

As discussed further in Note 24 to Consolidated Financial Statements, in 2001 we recorded a non-cash extraordinary charge of $43.6 million net of tax in our statement of operations, to write-off regulatory assets and liabilities that were recorded on our balance sheet. Based upon our evaluation of the pace of technological change that is estimated to occur in certain components of our rural telephone networks, we concluded that minor modifications in our asset lives were required for the major network technology assets. In accordance with the provisions of SFAS No. 101 and SFAS No. 121, we performed a test of the impairment of the property, plant and equipment accounts for our properties discontinuing SFAS No. 71 and based upon our expectations of future changes in sales volumes and prices and the anticipated rate of entry of additional competition into our markets, we concluded that an asset impairment was not warranted.

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

Telecommunications Bankruptcies
Our estimate of anticipated losses related to telecommunications bankruptcies is a "critical accounting estimate." We have significant on-going normal course business relationships with many telecom providers, some of which have filed for bankruptcy. We generally reserve approximately 95% of the net outstanding pre-bankruptcy balances owed to us and believe that our estimate of the net realizable value of the amounts owed to us by bankrupt entities is appropriate.

Asset Impairment
We believe that the accounting estimate related to asset impairment is a "critical accounting estimate." With respect to ELI, the estimate is highly susceptible to change from period to period because it requires management to make significant judgments and assumptions about future revenue, operating costs and capital expenditures over the life of the property, plant and equipment (generally 5 to 15 years) as well as the probability of occurrence of the various scenarios and appropriate discount rates. Management's assumptions about ELI's future revenue, operating costs and capital expenditures as well as the probability of occurrence of these various scenarios require significant judgment because the CLEC industry is changing and because actual revenue, operating costs and capital expenditures have fluctuated dramatically in the past and may continue to do so in the future.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. Rapid changes in technology or changes in market conditions could result in revisions to such estimates that could affect the carrying value of these assets and our future consolidated operating results. Our depreciation expense has decreased substantially from prior periods as a result of the impairment write-down we recorded during 2002, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment.

With respect to our remaining electric property, our estimate of net realizable value is based upon the expected future sales price of this property and the associated discharge of obligations.

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, our reporting unit is the ILEC segment. In determining fair value of goodwill during 2003 we utilized two tests. One test utilized recent trading prices for completed ILEC acquisitions of similarly situated properties. A second test utilized current trading values for the Company's publicly traded common stock. We reviewed the results of both tests for consistency to ensure that our conclusions were appropriate. Additionally, we utilized a range of prices to gauge sensitivity. Our tests determined that fair value exceeded book value of goodwill. An independent third party appraiser analyzed trade name.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." We sponsor a noncontributory defined benefit pension plan covering a significant number of our employees and other post retirement benefit plans that provide medical, dental, life insurance benefits and other benefits for covered retired employees and their beneficiaries and covered dependents. The accounting results for pension and post retirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. The Company reviews these assumptions for changes annually with its outside actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present basis, our pension and post retirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and post retirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the interest rates for long-term high quality corporate bonds. This rate can change from year-to-year based on market conditions that impact corporate bond yields.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and post retirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns.

The expected long-term rate of return on plan assets is based on an asset allocation assumption of 30% to 45% in fixed income securities and 55% to 70% in equity securities. We review our asset allocation at least annually and make changes when considered appropriate. We continue to evaluate our own actuarial assumptions, including the expected rate of return, at least annually. Our pension plan assets are valued at actual market value as of the measurement date.

Accounting standards require that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2002, due to weak performance in the equity markets during 2002 as well as a decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $181.0 million with a corresponding charge to shareholders' equity of $112.0 million, net of taxes of $69.0 million. In the fourth quarter of 2003, due to strong performance in the equity markets during 2003, partially offset by a decrease in the year-end discount rate, the Company recorded a reduction to its minimum pension liability in the amount of $35.0 million with a corresponding credit to shareholders' equity of $22.0 million, net of taxes of $13.0 million. These adjustments did not impact our earnings or cash flows. If discount rates and the equity markets performance decline, the Company could be required to increase its minimum pension liabilities and record additional charges to shareholder's equity in the future.

Actual results that differ from our assumptions are added or subtracted to our balance of unrecognized actuarial gains and losses. For example, if the year-end discount rate used to value the plan's projected benefit obligation decreases from the prior year-end then the plan's actuarial loss will increase. If the discount rate increases from the prior year-end then the plan's actuarial loss will decrease. Similarly, the difference generated from the plan's actual asset performance as compared to expected performance would be included in the balance of unrecognized gains and losses.

The impact of the balance of accumulated actuarial gains and losses are recognized in the computation of pension cost only to the extent this balance exceeds 10% of the greater of the plan's projected benefit obligation or market value of plan assets. If this occurs, that portion of gain or loss that is in excess of 10% is amortized over the estimated future service period of plan participants as a component of pension cost. The level of amortization is affected each year by the change in actuarial gains and losses and could potentially be eliminated if the gain/loss activity reduces the net accumulated gain/loss balance to a level below the 10% threshold.

We expect that our pension expense for 2004 will be $2 million - $4 million (it was $12.4 million in 2003) and no contribution will be required to be made by us to the pension plan in 2004. No contribution was made, or required, in 2003.

Income Taxes
We expect to reach conclusion on various state and federal income tax audits in 2004. Our 2004 effective income tax rate may vary from that of prior periods as a result.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosures relating to them.

New Accounting Pronouncements
-----------------------------

Goodwill and Other Intangibles
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment. We have no intangibles with indefinite useful lives other than goodwill and trade name. The amortization of goodwill and trade name ceased upon adoption of the statement on January 1, 2002. We were required to test for impairment of goodwill and other intangibles with indefinite useful lives as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 was recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of our adoption of SFAS No. 142, we recognized a transitional impairment loss related to ELI of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in 2002. We annually examine the carrying value of our goodwill and other intangibles with estimated useful lives to determine whether there are any impairment losses and have determined for the year ended December 31, 2003 that there was no impairment.

SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." We reassess the useful life of our intangible assets with estimated useful lives annually. The impact of the adoption of SFAS No. 142 is discussed in Note 2 to Consolidated Financial Statements.

Accounting for Asset Retirement Obligations
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development or normal use of the assets and requires that a legal liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

Depreciation expense for the Company's wireline operations had historically included an additional provision for cost of removal. Effective with the adoption of SFAS No. 143, on January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation, as the Company has no legal obligation to remove certain long-lived assets. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in an after tax non-cash gain of approximately $65.8 million recognized in 2003.

Long-Lived Assets
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for impairment of long-lived assets held and used and for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement on January 1, 2002.

Debt Retirement
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS No. 145 in the second quarter of 2002. During the years ended December 31, 2003 and 2002, we recognized $64.8 million and $29.3 million of gains from early debt retirement as other income, respectively. In addition, for the year ended December 31, 2002, we recognized a $12.8 million loss due to a tender offer related to certain debt securities. There were no similar types of retirements in 2001.

Exit or Disposal Activities
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have any material impact on our financial position or results of operations.

Guarantees
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor be required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantee. The provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. We adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have any material impact on our financial position or results of operations.

Stock-Based Compensation
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. This statement is effective for fiscal years ending after December 15, 2002. We have adopted the expanded disclosure requirements of SFAS No. 148.

Variable Interest Entities
In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We are currently evaluating our investments and other arrangements to determine whether any of our investee companies are VIEs. It is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report.

Derivative Instruments and Hedging
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have any material impact on our financial position or results of operations.

Financial Instruments with Characteristics of Both Liabilities and Equity
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

Pension and Other Postretirement Benefits
In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement retains and revises the disclosure requirements contained in the original statement. It requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. This statement is effective for fiscal years ending after December 15, 2003. We adopted the expanded disclosure requirements of SFAS No. 132 (revised).

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

CLEC revenue is generated through local, long distance, data and long-haul services. These services are primarily provided under a monthly recurring fee or based on usage at agreed upon rates and are not dependent upon significant judgments by management with the exception of the determination of a provision for uncollectible amounts and realizability of reciprocal compensation. CLEC usage based revenue includes amounts determined under reciprocal compensation agreements. While this revenue is governed by specific contracts with the counterparty, management defers recognition of portions of such revenue until realizability is assured. Revenue earned from long-haul contracts is recognized over the term of the related agreement.

Revenue from the provision of public utility services are recognized based on usage without significant judgments made by management with the exception of a provision for uncollectible accounts.

Consolidated revenue decreased $224.4 million, or 8% in 2003. The decrease in 2003 was primarily due to $192.7 million of decreased gas and electric revenue primarily due to the disposition of our Arizona gas and electric operations and The Gas Company in Hawaii division and $31.7 million of decreased telecommunications revenue. Consolidated revenue increased $212.3 million, or 9%, in 2002. The increase in 2002 was primarily due to $420.5 million of increased telecommunications revenue, largely due to the impact of the Frontier acquisition on June 29, 2001, partially offset by $195.0 million of decreased gas revenue largely due to the disposition of the Louisiana and Colorado gas operations and the disposition of the Kauai electric division. The increase in 2001 was primarily due to the impact of acquisitions in the ILEC sector as well as the pass-through to customers of the increased cost of gas offset by the disposition of the Louisiana and Colorado gas operations.

On October 31, 2002 and April 1, 2003, we sold approximately 4,000 and 11,000 telephone access lines, respectively, in North Dakota. The revenues related to these access lines totaled $1.9 million; $10.2 million and $11.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                          2003                            2002                 2001
 --------------             ------------------------------   ------------------------------  ---------
                              Amount    $ Change  % Change    Amount    $ Change  % Change    Amount
                            ----------  ------------------   ---------  -------------------  ---------
Access services             $  667,042  $ (24,852)    -4%   $  691,894  $ 111,126     19%   $  580,768
Local services                 859,002      8,683      1%      850,319    191,036     29%      659,283
Long distance and data
  services                     306,834      7,508      3%      299,326    102,229     52%      197,097
Directory services             106,934      2,551      2%      104,383     32,008     44%       72,375
Other                          101,123    (15,860)   -14%      116,983     32,453     38%       84,530
                             ---------  ---------           ----------  ----------          ----------
  ILEC revenue               2,040,935    (21,970)    -1%    2,062,905    468,852     29%    1,594,053
ELI                            165,389     (9,690)    -6%      175,079    (48,312)   -22%      223,391
                             ---------  ---------           ----------  ----------          ----------
                            $2,206,324  $ (31,660)    -1%   $2,237,984   $420,540     23%   $1,817,444
                             =========  =========           ==========  ==========          ==========

Change in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Historically, rural local telephone companies experienced steady growth in access lines because of positive demographic trends, steady rural local economies and little competition. Many rural local telephone companies (including us) have recently experienced a loss of access lines primarily because of difficult economic conditions, increased competition from competitive wireline providers, from wireless providers and from cable companies (currently with respect to broadband but which may in the future expand to cable telephony), and by some customers disconnecting second lines when they add DSL or cable modem service. Excluding the North Dakota sale, we lost approximately 47,100 access lines during 2003 but added approximately 49,800 DSL subscribers during this period. The loss of lines during 2003 was equally weighted between residential and non-residential customers. The non-residential line losses were principally in Rochester, while the residential losses were throughout our markets. We expect to continue to lose access lines during 2004. A continued decrease in access lines, combined with increased competition and the other factors discussed in this MD&A, may cause our revenues to decrease in 2004.

Access Services
Access services revenue for the year ended December 31, 2003 decreased $24.9 million or 4% as compared with the prior year period. Switched access revenue decreased $20.7 million primarily due to the $18.1 million effect of access rate reductions effective July 1, 2003, $2.6 million in increased disputes and $1.2 million related to the sale of our North Dakota exchanges. Special access revenue increased $4.6 million primarily due to growth in special circuits of $8.4 million partially offset by a decrease of $1.7 million attributable to the sale of our North Dakota exchanges and $1.2 million in increased disputes. Access services revenue includes our subsidy revenue, which decreased $8.7 million primarily due to decreased National Exchange Carrier Association (NECA) support of $11.8 million partially offset by an increase of $4.9 million in Universal Service Fund (USF) surcharge rates.

We expect our subsidy revenue to be approximately $9.0 million lower in 2004 than in 2003 primarily because of increases implemented during 2003 and 2004 in national average loop costs that are compared to our costs (which have been decreasing) to determine the amount of subsidy payments we receive. Our switched access revenues are impacted by the program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, which establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. We have been able to offset some of the reduction in interstate access rates through end-user charges. There are no material increases in end-user charges scheduled to take effect during 2004 or 2005. We believe the net effect of reductions in interstate access rates and increases in end-user charges will reduce our revenues by approximately $10.0 million in 2004 compared to 2003. Annual reductions in interstate switched access rates will continue through 2005 until the price floor is reached. Our switched access revenues have also been adversely affected by declining switched access minutes of use, which we expect to continue. Our subsidy and switched access revenues are very profitable so any reductions in those revenues may reduce our profitability.

Access services revenue for the year ended December 31, 2002 increased $111.1 million, or 19%, as compared with the prior year period primarily due to the full year impact of Frontier of $92.4 million. Increases in subsidies of $20.3 million and non-switched access revenue of $12.5 million due to higher circuit sales were partially offset by a decrease in switched access revenue of $16.5 million primarily from the effect of tariff rate reductions effective as of July 1, 2002.

Local Services
Local services revenue for the year ended December 31, 2003 increased $8.7 million, or 1% as compared with the prior year period. Local revenue decreased $1.1 million primarily due to a $7.6 million decrease from continued losses of access lines and the $4.0 million impact of the sale of our North Dakota exchanges in 2003, partially offset by an $10.4 million increase in subscriber line charges due to rate changes. Local services revenue includes our enhanced services revenue, which increased $9.8 million primarily due to the sale of additional feature packages. Continued difficult economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues.

Local services revenue for the year ended December 31, 2002 increased $191.0 million, or 29%, as compared with the prior year period primarily due to the full year impact of Frontier of $184.8 million. Increases of $8.0 million in enhanced services for feature packages and $12.5 million from SLC were partially offset by an $8.6 million decrease resulting from rate changes and line losses.

Long Distance and Data Services
Long distance and data services revenue for the year ended December 31, 2003 increased $7.5 million or 3% as compared with the prior year period primarily due to growth of $17.6 million related to data services, partially offset by a decrease of $10.0 million in long distance revenue. Our long distance revenues decreased during 2003 due to lower average rates per minute related to the introduction of new products including unlimited long distance and lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls. We expect these factors will continue to affect our long distance revenues during 2004.

Long distance and data services revenue for the year ended December 31, 2002 increased $102.2 million, or 52%, as compared with the prior year period primarily due to the full year impact of Frontier of $72.4 million, $13.7 million growth related to data and dedicated circuits and growth in long distance services of $11.0 million.

Directory Services
Directory revenue for the year ended December 31, 2003 increased $2.6 million or 2%, as compared with the prior year periods primarily due to growth in yellow pages advertising.

Directory services revenue for the year ended December 31, 2002 increased $32.0 million, or 44%, as compared with the prior year period primarily due to the full year impact of Frontier of $30.0 million and growth in yellow pages advertising revenue of $2.0 million.

Other
Other revenue for the year ended December 31, 2003 decreased $15.9 million, or 14% compared with the prior year period primarily due to $7.8 million in increased dispute reserves, the termination in 2002 of $2.5 million in contract services provided to Global Crossing and a decrease of $2.0 million in Customer Premise Equipment (CPE) sales. In addition, revenue from collocation/rents declined $1.1 million and conferencing revenue decreased $1.0 million.

Other revenue for the year ended December 31, 2002 increased $32.5 million, or 38%, as compared with the prior year period primarily due to the full year impact of Frontier of $32.8 million.

ELI revenue for the years ended December 31, 2003 and 2002 decreased $9.7 million, or 6%, and $48.3 million, or 22%, respectively, primarily due to lower demand and prices for long-haul services, a decline in Integrated Service
Digital Network (ISDN) services due to less demand from internet service providers and lower reciprocal compensation revenues.

                            GAS AND ELECTRIC REVENUE

($ in thousands)                     2003                         2002                 2001
 --------------     -------------------------------  -----------------------------  ---------
                      Amount    $ Change  % Change    Amount    $ Change  % Change    Amount
                    ---------  --------------------  --------- -------------------  ---------
Gas revenue         $ 137,686  $  (78,831)   -36%    $ 216,517  $ (195,017)  -47%   $ 411,534
Electric revenue    $ 100,928  $ (113,903)   -53%    $ 214,831  $  (13,184)   -6%   $ 228,015

Gas revenue for the year ended December 31, 2003 decreased $78.8 million, or 36%, as compared with the prior year period due to the sales of The Gas Company in Hawaii and our Arizona gas division, which were sold on August 8, 2003 and August 11, 2003, respectively. We have sold all of our gas operations and as a result will have no operating results in future periods for these businesses.

Gas revenue for the year ended December 31, 2002 decreased $195.0 million, or 47%, as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by higher purchased gas costs passed on to consumers.

Electric revenue for the year ended December 31, 2003 decreased $113.9 million, or 53%, as compared with the prior year period primarily due to the sales of our Arizona electric division and Kauai Electric. Included in electric revenue for the year ended December 31, 2002 is approximately $183.5 million of revenue from our Arizona electric division and Kauai Electric, which were sold on August 11, 2003 and November 1, 2002, respectively. We have just one remaining electric utility property as of December 31, 2003. We expect to sell this property by mid
- 2004.

Electric revenue for the year ended December 31, 2002 decreased $13.2 million, or 6%, as compared with the prior year period primarily due to the sale of our Kauai electric division partially offset by increased unit sales and the effect of a rate increase approved in Vermont on July 15, 2002.

                                COST OF SERVICES

($ in thousands)                           2003                         2002                 2001
 --------------              -----------------------------  -----------------------------  ---------
                              Amount    $ Change  % Change   Amount    $ Change  % Change   Amount
                             --------- -------------------  ---------- ------------------  ---------
Network access               $ 223,547  $ (11,915)    -5%  $ 235,462   $  41,368     21%   $ 194,094
Gas purchased                   82,311    (40,604)   -33%    122,915    (159,146)   -56%     282,061
Electric energy and fuel
  oil purchased                 63,831    (54,712)   -46%    118,543      (4,680)    -4%     123,223
                             ---------  ---------           --------- ----------           ---------
                             $ 369,689  $(107,231)   -22%  $ 476,920   $(122,458)   -20%   $ 599,378
                             =========  =========           ========= ==========           =========

Network access expenses for the year ended December 31, 2003 decreased $11.9 million, or 5%, as compared with the prior year period primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. ELI costs have declined due to a drop in demand coupled with improved network cost efficiencies. If we continue to increase our sales of data products such as DSL or expand the availability of our unlimited calling plans, our network access expense could increase.

Network access expenses for the year ended December 31, 2002 increased $41.4 million, or 21%, as compared with the prior year period primarily due to the full year impact of Frontier of $41.3 million and increased costs of $16.6 million in the ILEC sector, partially offset by decreased costs of $16.5 million in ELI as a result of decreases in demand and a reduction in the number of cities in which ELI operates.

Gas purchased for the year ended December 31, 2003 decreased $40.6 million, or 33%, as compared with the prior year period primarily due to the sales of The Gas Company in Hawaii and our Arizona gas division. We no longer have any gas operations.

Gas purchased for the year ended December 31, 2002 decreased $159.1 million, or 56%, as compared with the prior year period primarily due to the sale of our Louisiana and Colorado gas operations partially offset by an increase in the cost of gas due to higher commodity pricing.

Electric energy and fuel oil purchased for the year ended December 31, 2003 decreased $54.7 million, or 46%, as compared with the prior year period primarily due to the sales of our Arizona electric division and Kauai Electric.

Electric energy and fuel oil purchased for the year ended December 31, 2002 decreased $4.7 million, or 4%, as compared with the prior year period primarily due to the sale on November 1, 2002 of Kauai electric partially offset by increased purchased power costs. Included in electric energy and fuel oil purchased for 2002 and 2001 is approximately $27.5 million and $37.9 million, respectively, of electricity purchased by our Kauai electric operation that ceased upon its sale on November 1, 2002.

                            OTHER OPERATING EXPENSES

($ in thousands)                               2003                         2002                 2001
 --------------                 -----------------------------  ------------------------------  ---------
                                 Amount    $ Change  % Change    Amount    $ Change  % Change  Amount
                                --------- -------------------  ---------- ------------------- ---------
Operating expenses              $ 692,249  $ (70,624)    -9%   $  762,873   $ 23,751      3%  $ 739,122
Taxes other than income taxes      97,119    (34,139)   -26%      131,258     15,448     13%    115,810
Sales and marketing               112,383      4,159      4%      108,224     11,446     12%     96,778
                                ---------  ----------          ----------   ---------         ---------
                                $ 901,751  $(100,604)   -10%   $1,002,355   $ 50,645      5%  $ 951,710
                                =========  ==========          ==========   =========         =========

Operating expenses for the year ended December 31, 2003 decreased $70.6 million, or 9%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors (310 fewer employees than 2002) and decreased operating expenses in the gas and electric sectors due to the sales of The Gas Company in Hawaii ($11.3 million), our Arizona gas and electric divisions ($16.4 million) and Kauai Electric ($21.5 million). Expenses were negatively impacted by increased compensation expense of $1.5 million related to variable stock plans and increased pension expenses as discussed below. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Operating expenses for the year ended December 31, 2002 increased $23.8 million, or 3%, as compared with prior year period primarily due to increased operating expenses related to the full year impact of Frontier of $149.9 million partially offset by increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors, and decreased operating expenses in the gas sector due to the sale of our Louisiana and Colorado gas operations on July 2, 2001 and November 30, 2001, respectively. The increase was also offset by the fact that there were no acquisition assimilation costs in 2002 compared to $21.4 million of such costs in 2001.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on our assumptions for 2004 (return on plan assets of 8.25% per year and a discount rate of 6.25%) and plan asset values, we estimate that our pension expense, which increased from $4.3 million in 2002 to $12.4 million in 2003, will decrease to approximately $2 - $4 million in 2004 and that no contribution will be required to be made by us to the pension plan in 2004. No contribution was made, or required, in 2003. In addition, as medical costs increase the costs of our post retirement benefit costs also increase. Our postretirement benefit costs for 2003 were $16.9 million and our current estimate for 2004 is approximately $19 - $20 million. Increases in medical costs also increase expenses for providing health care benefits to our existing employees. We expect our total benefit costs for existing employees to increase in 2004.

In future periods, compensation expense related to variable stock plans may be materially affected by our stock price. A $1.00 change in our stock price impacts compensation expense by approximately $1.0 million.

Taxes other than income taxes for the year ended December 31, 2003 decreased $34.1 million, or 26%, as compared with the prior year periods primarily due to decreased property taxes at ELI due to lower asset values and the sales of the Gas Company in Hawaii, our Arizona gas and electric divisions and Kauai Electric.

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

Sales and marketing expenses for the year ended December 31, 2003 increased $4.2 million, or 4%, as compared to the prior year period due to increased marketing costs in the ILEC sector primarily related to enhanced services and DSL.

Sales and marketing expenses for the year ended December 31, 2002 increased $11.4 million, or 12%, as compared to prior year period primarily due to the full year impact of Frontier of $22.2 million, partially offset by decreased sales and marketing in the ELI sector of $10.0 million, primarily due to a reduction in personnel and related costs.

                      DEPRECIATION AND AMORTIZATION EXPENSE

       ($ in thousands)                    2003                         2002                   2001
        --------------       ------------------------------  ------------------------------  ---------
                              Amount    $ Change   % Change   Amount    $ Change   % Change   Amount
                             ---------  -------------------  ---------- -------------------  ---------
       Depreciation expense  $ 468,438  $ (161,675)  -26%   $ 630,113   $ 141,156     29%    $ 488,957
       Amortization expense    126,838       1,429     1%     125,409     (17,970)   -13%      143,379
                             ---------  ----------          ----------  ----------           ---------
                             $ 595,276  $ (160,246)  -21%   $ 755,522   $ 123,186     19%    $ 632,336
                             =========  ==========          ==========  ==========           =========

Depreciation expense for the year ended December 31, 2003 decreased $161.7 million, or 26%, as compared with the prior year period primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment. Accelerated depreciation in 2002 of $23.4 million relating to the closing of our Plano, Texas facility also contributed to the decrease.

Depreciation expense for the year ended December 31, 2002 increased $141.2 million, or 29%, as compared to prior year period primarily due to the full year impact of Frontier of $82.6 million and increased depreciation of $35.6 million at ELI. The increase at ELI was primarily due to the purchase of $110.0 million of previously leased facilities in April 2002 and changes in our estimates of the depreciable lives as of June 2002. The Company assessed the estimated life of those facilities as well as the useful lives of similar depreciable assets already held by ELI. The reassessment of the useful lives of ELI's long lived assets was performed to ensure that those lives reflected the expected life of the assets given the nature of ELI's industry and included a comparison to others in the CLEC industry. These increases were offset by a decrease related to the ELI impairment charge recognized during the third quarter of 2002. As a result of ELI's continued losses and continued revenue declines in excess of previously projected results, ELI's assets including those subject to the change in estimated lives in June 2002, were the subject of the impairment charge reflected as of September 30, 2002.

Amortization expense for the year ended December 31, 2003 increased $1.4 million, or 1% as compared with the prior year period primarily due to the receipt of the final valuation report of our Frontier acquisition during the second quarter of 2002, which resulted in an increase in our customer base.

Amortization expense for the year ended December 31, 2002 decreased $18.0 million, or 13%, as compared to the prior year period primarily due to the fact that we ceased amortization of goodwill and trade name related to our previous acquisitions as of January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." This decrease was offset by full year amortization of Frontier acquired customer base. As a result of ELI's adoption of SFAS No. 142, we recognized a transitional impairment loss of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2002.

 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES


($ in thousands)                                2003                          2002                 2001
 --------------                  -------------------------------  -----------------------------  ---------
                                   Amount    $ Change  % Change    Amount    $ Change  % Change    Amount
                                 ---------  --------------------  --------- -------------------  ---------
Reserve for (recovery of)
 telecommunications bankruptcies  $ (4,377)  $ (15,257)   -140%   $ 10,880   $ (10,320)   -49%    $ 21,200
Restructuring and other expenses  $  9,687   $ (27,499)    -74%   $ 37,186   $  17,859     92%    $ 19,327


During the fourth quarter of 2003, an agreement with WorldCom/MCI settling all pre-bankruptcy petition obligations and receivables was approved by the bankruptcy court. This settlement resulted in reduction to our reserve of approximately $6.6 million in the fourth quarter of 2003. During the second quarter 2003, we reserved approximately $2.3 million of trade receivables with Touch America as a result of Touch America's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunication services. If other telecommunications companies file for bankruptcy we may have additional significant reserves in future periods.

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global Crossing. We have ongoing commercial relationships with Global Crossing affiliates. We reserved a total of $29.0 million of Global Crossing receivables during 2001 and 2002 as a result of Global Crossing's filing for bankruptcy to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships. We recorded a write-down of such receivables in the amount of $7.8 million in the first quarter 2002 and $21.2 million in the fourth quarter of 2001. In the second quarter 2002, as the result of a settlement agreement with Global Crossing, we reversed $11.6 million of our previous write-down of the net realizable value of these receivables.

Restructuring and other expenses for 2003 primarily consist of severance expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer used.

Restructuring and other expenses for the year ended December 31, 2002 primarily consist of $33.0 million of severance related to reductions in personnel at our telecommunications operations, costs that were spent at both our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6.8 million related to our tender offer in June 2002 for all of the ELI common shares that we did not already own. These costs were partially offset by a $2.8 million reversal of a 2001 ELI accrual discussed below.

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

                               LOSS ON IMPAIRMENT

($ in thousands)                   2003                          2002                      2001
 --------------      -------------------------------  ---------------------------------  ---------
                      Amount   $ Change     % Change    Amount      $ Change   % Change    Amount
                     ---------  --------------------  ----------- ---------------------  ----------
Loss on impairment   $ 15,300  $ (1,058,758)  -99%    $ 1,074,058  $ 1,074,058   100%       $ -

During the third and fourth quarters of 2003, we recognized additional pre-tax impairment losses of $4.0 million and $11.3 million related to our Vermont property to write down assets to be sold to our best estimate of their net realizable value upon sale.

In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656.7 million related to property, plant and equipment in the ELI sector and $417.4 million related to the gas and electric sector assets held for sale. Our assessment of impairment for ELI was a result of continued losses at ELI and continued actual revenue declines in excess of projected revenue declines. The gas and electric sector impairments were associated with the sale of our Arizona and Hawaiian gas and electric properties at prices that were less than the previous carrying values and the write-down of our remaining utility to our best estimate of net realizable sales price. Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process quickly in order to focus on our core telecommunications operations and raise money to further reduce debt, in the third quarter of 2002 we made a strategic decision to accept proceeds less than carrying values rather than continue to market these properties for higher prices (See Critical Accounting Policies and Estimates above).

    INVESTMENT AND OTHER INCOME (LOSS), NET / GAIN (LOSS) ON SALE OF ASSETS /
                 INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

   ($ in thousands)                                 2003                          2002                2001
    --------------                 -------------------------------  ------------------------------  --------
                                      Amount    $ Change  % Change    Amount    $ Change  % Change   Amount
                                   ---------  --------------------  --------- --------------------  --------
   Investment income (loss), net   $  10,432   $ 108,791     111%   $ (98,359)  $  (35,951)    58%  $ (62,408)
   Other income (loss), net        $  64,481   $  51,742     406%   $  12,739   $   17,557    364%  $ (4,818)
   Gain (loss) on sale of assets   $ (20,492)  $ (30,290)   -309%   $   9,798   $ (129,506)   -93%  $ 139,304
   Interest expense                $ 416,524   $ (51,705)    -11%   $ 468,229   $   90,588     24%  $ 377,641
   Income tax expense (benefit)    $  67,216   $ 482,090     116%   $(414,874)  $ (400,069)  2702%  $ (14,805)

Investment income for the year ended December 31, 2003 increased $108.8 million as compared to prior year period primarily due to the recognition in 2002 of non-cash pre-tax losses of $95.3 million resulting from an other than temporary decline in the value of our investment in Adelphia and $16.4 million resulting from an other than temporary decline in the value of our investment in D & E Communications, Inc. (see Note 10 to Consolidated Financial Statements), partially offset by lower income in 2003 from money market balances and short-term investments.

Investment loss for the year ended December 31, 2002 increased $36.0 million, or 58%, as compared to prior year period primarily due to the recognition of a $95.3 million loss, resulting from an other than temporary decline in the value of our investment in Adelphia Communications Corp. (Adelphia), an increase of $16.3 million compared to the loss of $79.0 million recorded on our Adelphia investment in 2001. We also recognized during 2002 a loss of $16.4 million resulting from an other than temporary decline in the value of our investment in D & E Communications, Inc. (D & E).

Other income, net for the year ended December 31, 2003 increased $51.7 million as compared to prior year period primarily due to $69.4 million in non-cash pre-tax gains in 2003 related to capital lease restructurings at ELI, $6.2 million of income in 2003 from the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties, a decrease of $20.1 million compared to income of $26.3 million in 2002. During 2003, we executed a series of purchases in the open market of our outstanding notes and debentures that generated a pre-tax loss from the early extinguishment of debt of approximately $3.1 million.

Other income, net for the year ended December 31, 2002 increased $17.6 million as compared to prior year period primarily due to $26.3 million of income from the settlement of certain retained liabilities. During 2002, we executed a series of purchases in the open market of our outstanding notes and debentures that generated a pre-tax gain from the early extinguishment of debt of approximately $6.0 million, which also contributed to the increase. The increase was partially offset by a $12.8 million loss related to a tender offer completed in December 2002 with respect to our 6.80% Debentures due 2026 (puttable at par in 2003) and ELI's 6.05% Guaranteed Notes due 2004.

Loss on sale of assets of $20.5 million, net for the year ended December 31, 2003 decreased $30.3 million as compared with the prior year's gain of $9.8 million primarily due to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions during the third quarter of 2003, the sale of access lines in North Dakota and our wireless partnership interest in Wisconsin during the second quarter of 2003, and the sale of our Plano office building in March 2003.

Gain on sale of assets of $9.8 million for the year ended December 31, 2002 decreased $129.5 million as compared with prior year's gain of $139.3 million due to the sale of our Kauai electric division on November 1, 2002 as well as an adjustment of the gain on the 2001 sale of our Louisiana gas operation. Gain on sale of assets for the year ended December 31, 2001 represents the initial gain on the sale of the Louisiana gas operation on July 2, 2001. The gain recognized on our water sale is classified in discontinued operations.

Interest expense for the year ended December 31, 2003 decreased $51.7 million, or 11%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the year ended December 31, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.6 billion compared to $5.2 billion during the year ended December 31, 2002. Our weighted average borrowing rate for the year ended December 31, 2003 as compared with the prior year period was 20 basis points higher, increasing from 7.87% to 8.07%, due to the repayment of debt with interest rates below our average rate.

Interest expense for the year ended December 31, 2002 increased $90.6 million or 24% as compared with the prior year primarily because of the full year impact of $3.5 billion of notes, $460.0 million of equity units and $200.0 million of Rural Telephone Finance Cooperative notes issued during 2001 to refinance debt incurred in connection with our acquisitions, and higher amortization of debt issuance costs. These increases were partially offset by the repayment of bank debt and repurchases of debt described under "Liquidity and Capital Resources - Debt Reduction." During the year ended December 31, 2002, we had average long-term debt outstanding excluding our equity units of $5.2 billion compared to $4.3 billion during the year ended December 31, 2001. Our composite average borrowing rate for the year ended December 31, 2002 as compared with the year ended December 31, 2001 was 53 basis points higher, increasing from 7.34% to 7.87% due to the impact of higher interest rates as a result of our refinancing our variable rate debt with fixed rate long-term debt.

Income taxes for the year ended December 31, 2003 increased $482.3 million as compared with the prior year period primarily due to changes in taxable income
(loss). Income tax benefit for the year ended December 31, 2002 increased $400.1 million as compared with prior year period primarily due to changes in taxable income (loss). The effective tax rate for 2003 is 34.4% as compared with an effective tax rate of 33.7% for 2002.

              CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

($ in thousands)                               2003       2002
 --------------                              ---------  ---------
                                               Amount     Amount
                                             ---------  ---------
Cumulative effect of change in accounting
  principle                                  $ 65,769   $ (39,812)

During the first quarter of 2003, as a result of our adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we recognized an after tax non-cash gain of approximately $65.8 million. During the first quarter of 2002, as a result of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we recognized a transitional impairment loss of $39.8 million for goodwill related to ELI (see Note 2 to Consolidated Financial Statements).

                              EXTRAORDINARY EXPENSE

($ in thousands)                                   2001
 --------------                                  ---------
                                                  Amount
                                                 ---------
Extraordinary expense - discontinuation of
  Statement of Financial Accounting Standards
  No. 71, net of tax                             $ 43,631

Extraordinary expense - discontinuation of Statement of Financial Accounting Standards No. 71, net of tax, of $43.6 million for the year ended December 31, 2001, relates to the write-off of regulatory assets and liabilities previously recognized under SFAS No. 71. Deregulation of most of our local exchange telephone properties required us to cease application of SFAS No. 71 in the third quarter, resulting in a non-cash extraordinary charge of $43.6 million, net of tax, in our statement of operations. See discussion in Note 24 of Consolidated Financial Statements.

                             DISCONTINUED OPERATIONS

($ in thousands)                                 2002        2001
 --------------                               ----------------------
                                                Amount      Amount
                                              ----------------------
Revenue                                        $   4,650   $ 116,868
Operating income (loss)                        $    (415)  $  37,211
Income (loss) from discontinued operations,
  net of tax                                   $  (1,478)  $  17,875
Gain on disposal of water segment, net of tax  $ 181,369   $       -

Revenue, operating income (loss) and income (loss) from discontinued operations, net of tax, for the year ended December 31, 2002 decreased as compared with the prior year period due to the sale of our water and wastewater businesses in January 2002. On January 15, 2002, we completed the sale of our water and wastewater operations for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The gain on the disposal of the water segment, net of tax, was $181.4 million.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2003, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At December 31, 2003, the fair value of our long-term debt and capital lease obligations excluding our equity units was estimated to be approximately $4.6 billion, based on our overall weighted average borrowing rate of 8.09% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity since December 31, 2002. The overall weighted average interest rate increased in 2003 by approximately 4 basis points. A hypothetical increase of 81 basis points in our weighted average interest rate (10% of our overall weighted average borrowing rate) would result in an approximate $220.3 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices is minimal and relates primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio consists of equity securities (principally common stock) of D & E and Hungarian Telephone and Cable Corp. (HTTC).

As of December 31, 2003, we owned 3,059,000  shares of Adelphia common stock.

As of December 31, 2003, we owned 2,305,908 common shares which represent an ownership of 19% of the equity in Hungarian Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and are convertible at our option into 10 shares of common stock. The stock price of HTCC was $9.86 and $7.87 at December 31, 2003 and 2002, respectively.

As of December 31, 2003 and 2002, we owned 1,333,500 shares of D & E common stock. The stock price of D & E was $14.51 and $8.36 at December 31, 2003 and 2002, respectively.

Sensitivity analysis of equity price exposure
At December 31, 2003, the fair value of the equity portion of our investment portfolio was estimated to be $44.3 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $4.4 million decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of December 31, 2003. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

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

The following documents are filed as part of this Report:

               1. Financial Statements, See Index on page F-1.

               2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None

Item 9A.  Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2003, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at December 31, 2003. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2003, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 18, 2004 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 18, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Citizens Communications Company are authorized for issuance.

                                     (a)                       (b)                            (c)
                                                                                 Number of securities remaining
                           Number of securities to       Weighted-average        available for future issuance
                           be issued upon exercise      exercise price of       under equity compensation plans
                           of outstanding options,     outstanding options,    (excluding securities reflected in
     Plan category           warrants and rights       warrants and rights                column (a))
------------------------- --------------------------  ----------------------- -------------------------------------

Equity compensation
plans approved by
security holders                         21,450,223                  $ 12.08                             5,240,484

Equity compensation
plans not approved
by security holders                               -                        -                                     -

                          --------------------------  ----------------------- -------------------------------------
         Total                           21,450,223                  $ 12.08                             5,240,484
                          ==========================  ======================= =====================================

See Note 18 to Consolidated Financial Statements for information regarding the material features of the above plans.

The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 18, 2004.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 18, 2004.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 18, 2004.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

          (a) List of Documents Filed as a Part of This Report:

                (1) Index to Consolidated Financial Statements:

Independent Auditors' Report

Consolidated balance sheets as of December 31, 2003 and 2002

Consolidated statements of operations for the years ended
   December 31, 2003, 2002 and 2001

Consolidated statements of shareholders' equity for the years ended
   December 31, 2003, 2002 and 2001

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended
   December 31, 2003, 2002 and 2001

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

                (3) Index to Exhibits:

Exhibit
  No.          Description
-------        -----------
3.200.1        Restated Certificate of Incorporation of Citizens  Communications
               Company, as restated  May 19, 2000 (incorporated by  reference to
               Exhibit 3.200.1 to the Registrant's Quarterly Report on Form 10-Q
               for the six months ended June 30, 2000, File No. 001-11001).
3.200.2        By-laws  of Citizens Communications Company, with all  amendments to March 22, 2002 (incorporated by reference to Exhibits 3.1  and
               3.2 to the Registrants' Form 8-K filed  March 22, 2002,  File No.
               001-11001).
3.200.3        Amendment  to   By-laws  of   Citizens   Communications   Company
               (effective April 1, 2003).
3.200.4        Amendment   to  By-laws   of  Citizens   Communications   Company
               (effective July 30, 2002) (incorporated by  reference to  Exhibit
               3.200.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-11001).

4.100.1 Certificate of Trust of Citizens Communications Trust dated as of April 27, 2001 (incorporated by reference to Exhibit 4.5 of the Registrant's Amendment No.1 to Form S-3 filed May 7, 2001 (Registration No. 333-58044).
4.100.2 Trust Agreement of Citizens Capital Trust I, dated as of April 27, 2001 (incorporated by reference to Exhibit 4.6 of the
               Registrant's Amendment No.1 to Form S-3 filed May 7, 2001 (Registration No. 333-58044).
4.100.3 Form of 2006 Note (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.100.4 Form of 2011 Note (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.100.5 Warrant Agreement, dated as of June 19, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as Warrant Agent (incorporated by reference to Exhibit 4.1 of the
               Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.100.6        Form of Senior  Note  due  2006  (incorporated  by  reference  to
               Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.100.7 Form of Equity Unit (included in the Warrant Agreement incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.100.8 Form of Treasury Equity Unit (included in the Warrant Agreement incorporated by reference to Exhibit 4.1 of the Registrant's
               Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.100.9 Form of Senior Notes due 2008 and due 2031 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
4.200.1        First  Supplemental  Indenture  dated  as  of  January  15, 1996,
               between  Citizens  Utilities  Company  and  Chemical   Bank,  as
               indenture trustee (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.2 5% Convertible Subordinated Debenture due 2036 (contained as Exhibit A to Exhibit 4.200.2), (incorporated by reference to
               Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.3 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust (incorporated by reference to
               Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.4 Convertible Preferred Security Certificate (contained as Exhibit A-1 to Exhibit 4.200.4), (incorporated by reference to Exhibit
               4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.5 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P. (incorporated by reference to Exhibit 4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.6 Partnership Preferred Security Certificate (contained as Annex A to Exhibit 4.200.6), (incorporated by reference to Exhibit
               4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.7 Convertible Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee (incorporated by reference to Exhibit
               4.200.8 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.8 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank, as guarantee trustee (incorporated by reference to Exhibit
               4.200.9 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.200.9 Letter of Representations dated January 18, 1996, from Citizens Utilities Company and Chemical Bank, as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC (incorporated by reference to Exhibit 4.200.10 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
4.300 Indenture of Securities, dated as of August 15, 1991, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.300.1 Second Supplemental Indenture, dated January 15, 1992, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
4.300.2 Third Supplemental Indenture, dated April 15, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File No. 001-11001).

4.300.3 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).
4.300.4 Fifth Supplemental Indenture, dated as of June 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.5 Sixth Supplemental Indenture, dated as of October 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.6 Seventh Supplemental Indenture, dated as of June 1, 1996 (incorporated by reference to Exhibit 4.100.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.300.7 Eighth Supplemental Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.400 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.400.1 First Supplemental Indenture to Senior Indenture, dated as of May 23, 2001 ( incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.400.2 Second Supplemental Indenture, dated as of June 19, 2001, to Senior Indenture, dated as of May 23, 2001 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.3 Pledge Agreement, dated as of June 19, 2001, among Citizens Communications Company and The Bank of New York, as Collateral Agent, Securities Intermediary and Custodial Agent and The Chase Manhattan Bank, as Warrant Agent (incorporated by reference to
               Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.4 Remarketing Agreement dated June 19, 2001, among Citizens Communications Company, Morgan Stanley & Co. Incorporated, as Remarketing Agent, and The Chase Manhattan Bank, as Warrant Agent and attorney-in-fact for the Holders of the Equity Units
               (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.5 Indenture, dated as of August 16, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
10.1 Non-Employee Directors' Deferred Fee Equity Plan dated as of June 28, 1994, with all amendments to May 5, 1997 (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 4, 1995 and Exhibit A to the Registrant's Proxy Statement dated March 28, 1997, respectively, File No. 001-11001).
10.1.1 Amendment No. 2 to Non-Employee Directors' Deferred Fee Equity Plan (effective June 30, 2003).
10.2 Employment Agreement between Citizens Utilities Company and Leonard Tow, effective July 11, 1996 (incorporated by reference to Exhibit 10.16.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996, File No. 001-11001).
10.2.1 Employment Agreement between Citizens Communications Company and Leonard Tow, effective October 1, 2000 (incorporated by reference to Exhibit 10.16.2 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11001).
10.2.2 Letter agreement, dated as of April 10, 2001, amending the employment agreement, effective October 1, 2000, between Citizens Communications Company and Leonard Tow (incorporated by reference to Exhibit 10 of the Registrants' Forms S-4/A filed February 4, 2002, Registration No. 333-69740).
10.2.3 Letter agreement, dated as of May 16, 2002, amending the employment agreement, effective October 1, 2000, between Citizens Communications Company and Leonard Tow (incorporated by reference to Exhibit 10.16.4 of the Registrants' Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, File No. 001-11001).
10.3 Incentive Award Agreement between Citizens Communications Company and Scott N. Schneider, effective March 11, 2004.
10.4 Citizens Executive Deferred Savings Plan dated January 1, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.5 Citizens Incentive Plan restated as of March 21, 2000 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).

10.6           Indenture from ELI to Citibank,  N.A., dated April 15, 1999, with
               respect  to  ELI's  6.05%  Senior   Unsecured   Notes   due  2004
               (incorporated  by reference to  Exhibit  10.24.1 of ELI's  Annual
               Report on Form 10-K for the  year ended  December 31, 1999,  File
               No. 0-23393).
10.6.1         First Supplemental Indenture from ELI, Citizens Utilities Company and Citizens Newco  Company  to  Citibank,  N.A. dated  April 15,
               1999, with respect to the 6.05% Senior  Unsecured Notes  due 2004
               (incorporated by  reference to  Exhibit  10.24.2 of ELI's  Annual
               Report on Form 10-K for  the year ended  December  31, 1999, File
               No. 0-23393).
10.6.2         Form of ELI's 6.05% Senior Unsecured Notes due 2004 (incorporated by reference to Exhibit 10.24.3 of ELI's  Annual  Report on  Form
               10-K for the year  ended  December 31, 1999, File No. 0-23393).
10.7           2000 Equity Incentive Plan  dated  May 18, 2000 (incorporated  by reference to Exhibit 10.33  to the Registrant's  Annual Report on
               Form   10-K  for  the  year  ended  December  31, 2000,  File No.
               001-11001).
10.7.1         Amendment No. 2 to 2000 Equity Incentive Plan (effective June 30,
               2003).
10.8           Citizens 401(K)  Savings  Plan  effective as  of  January 1, 1997 reflecting amendments  made through  April 2001  (incorporated by reference to Exhibit 10.37 to the  Registrant's  Quarterly Report
               on Form 10-Q for  the  six  months  ended June 30, 2001, File No.
               001-11001).
10.9           Competitive Advance and Revolving Credit  Facility Agreement  for
               $705,000,000 dated October 24, 2001 (incorporated by reference to
               Exhibit 10.38 to the Registrant's Quarterly  Report on Form  10-Q
               for   the  nine  months  ended  September  30,  2001,  File   No.
               001-11001).
10.9.1         First  Amendment,  dated as  of  March 31,  2003, to  Competitive
               Advance and Revolving Credit Facility Agreement  for $705,000,000
               (incorporated by reference to  Exhibit 10.1  to the  Registrant's
               Quarterly Report on Form 10-Q for  the three  months ended  March
               31, 2003, File No. 001-11001).
10.10          Loan Agreement between Citizens  Communications Company and Rural
               Telephone Finance Cooperative for $200,000,000 dated  October 24,
               2001  (incorporated  by  reference to   Exhibit  10.39   to   the
               Registrant's Quarterly Report on Form 10-Q for  the  nine  months ended September 30, 2001, File No. 001-11001).
10.10.1        Amendment No. 1, dated as of March 31, 2003,  to  Loan  Agreement between  Citizens  Communications  Company  and  Rural  Telephone
               Finance Cooperative (incorporated by reference to Exhibit 10.1 to the Registrant's  Quarterly Report on  Form  10-Q for  the  three months ended March 31, 2003, File No. 001-11001).
10.11          Asset Purchase Agreement between Citizens Communications  Company and Kauai Island Utility CO-OP dated March 5, 2002  (incorporated by reference to Exhibit 10.11 to the  Registrant's  Annual Report
               on Form 10-K for  the  yea  ended  December  31, 2002,  File  No.
               001-11001).
10.12          Asset Purchase Agreement between Citizens Communications  Company and K-1 USA Ventures, Inc., dated December 19, 2002 (incorporated by reference to Exhibit 10.12 to the  Registrant's  Annual Report
               on Form 10-K for  the  year  ended  December  31, 2002, File  No.
               001-11001).
10.13          Asset Purchase  Agreement between Citizens Communications Company and UniSource Energy Corporation dated October 29, 2002, relating to the sale of a gas utility business (incorporated  by reference to Exhibit 10-13 to the  Registrant's Annual  Report on Form 10-K
               for the year  ended  December  31,  2002,  File No. 001-11001).
10.14          Asset Purchase Agreement between Citizens Communications  Company and UniSource Energy Corporation dated October 29, 2002, relating to the sale of an  electric  utility  business  (incorporated  by reference to Exhibit 10-14 to the  Registrant's Annual  Report on
               Form  10-K  for  the  year  ended  December  31, 2002,  File  No.
               001-11001).
10.15          Sale agreement  between Citizens  Telecom  Services  Company  LLC
               and  Pepsico,   Inc., dated  January 31, 2003   (incorporated  by
               reference to Exhibit  10-15 to the  Registrant's Annual Report on
               Form  10-K  for  the  year  ended December  31,  2002,  File  No.
               001-11001).
12             Computation  of ratio of earnings to fixed  charges (this item is
               included   herein  for  the  sole  purpose  of  incorporation  by
               reference).
21             Subsidiaries of the Registrant
23             Auditors' Consent
31.1           Certification of Principal  Executive Officer  pursuant  to  Rule
               13a-14(a) under the Securities  Exchange Act of 1934.
31.2           Certification of Principal  Financial Officer  pursuant  to  Rule
               13a-14(a) under the Securities  Exchange Act of 1934.
32.1           Certification  of Chief  Executive Officer  pursuant to 18 U.S.C.
               Section  1350,   as  adopted  pursuant  to  Section  906   of the
               Sarbanes-Oxley Act of 2002.
32.2           Certification  of Chief  Financial Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

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

(b)  Reports on Form 8-K:

     We furnished on Form 8-K on November 6, 2003 under Item 12 "Disclosure of Results of Operations and Financial Condition," a press release announcing our earnings for the quarter and nine months ended September 30, 2003.

     We filed on Form 8-K on December 11, 2003 under Item 5 "Other Events," a press release announcing that our Board of Directors has determined to explore strategic alternatives and to retain a financial advisor to assist in this process.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS COMMUNICATIONS COMPANY
                         --------------------------------
                                  (Registrant)

                             By: /s/ Leonard Tow
                                 ---------------
                                     Leonard Tow
                 Chairman of the Board; Chief Executive Officer;
                  Chairman of Executive Committee and Director

                                 March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March 2004.

               Signature                                           Title
               ---------                                           -----

     /s/ Robert J. Larson                           Senior Vice President and Chief Accounting Officer
-------------------------------------------
        (Robert J. Larson)

     /s/ Jerry Elliott                              Senior Vice President and Chief Financial Officer
-------------------------------------------
        (Jerry Elliott)

     /s/ Aaron I. Fleischman                        Member, Executive Committee and Director
-------------------------------------------
        (Aaron I. Fleischman)

     /s/ Rudy J. Graf                               Member, Executive Committee and Director
-------------------------------------------
        (Rudy J. Graf)

     /s/ Stanley Harfenist                          Member, Executive Committee and Director
-------------------------------------------
        (Stanley Harfenist)

     /s/ Andrew N. Heine                            Director
-------------------------------------------
        (Andrew N. Heine)

     /s/ William Kraus                              Director
------------------------------------------
        (William Kraus)

     /s/ Scott N. Schneider                         Vice Chairman of the Board, President and Chief
-------------------------------------------         Operating Officer, and Director
        (Scott N. Schneider)

     /s/ John L. Schroeder                          Director
-------------------------------------------
        (John L. Schroeder)

     /s/ Robert A. Stanger                          Member, Executive Committee and Director
-------------------------------------------
        (Robert A. Stanger)

     /s/ Edwin Tornberg                             Director
-------------------------------------------
        (Edwin Tornberg)

     /s/ Claire L. Tow                              Director
-------------------------------------------
        (Claire L. Tow)

     /s/ David H. Ward                              Director
-------------------------------------------
        (David H. Ward)


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                 Page
----                                                                                 ----

Independent Auditors' Report                                                          F-2

Consolidated balance sheets as of December 31, 2003 and 2002                          F-3

Consolidated statements of operations for the years ended
   December 31, 2003, 2002 and 2001                                                   F-4

Consolidated statements of shareholders' equity for the years ended
   December 31, 2003, 2002 and 2001                                                   F-5

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2003, 2002 and 2001                                                   F-5

Consolidated statements of cash flows for the years ended
   December 31, 2003, 2002 and 2001                                                   F-6

Notes to consolidated financial statements                                            F-7


                          Independent Auditors' Report


The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. As discussed in
Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.



                                                         /s/ KPMG LLP




New York, New York
March 4, 2004

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                ($ in thousands)

                                                                                                  2003           2002
                                                                                             -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                    $  583,671     $  393,177
   Accounts receivable, less allowances of $47,332 and $38,946, respectively                       248,473        310,929
   Other current assets                                                                             40,984         49,114
   Assets held for sale                                                                             23,130        447,764
                                                                                             -------------- --------------
      Total current assets                                                                         896,258      1,200,984

Property, plant and equipment, net                                                               3,525,640      3,690,056

Goodwill, net                                                                                    1,940,318      1,869,348
Other intangibles, net                                                                             812,407        942,970
Investments                                                                                         44,316         29,846
Other assets                                                                                       470,171        489,501
                                                                                             -------------- --------------
        Total assets                                                                            $7,689,110     $8,222,705
                                                                                             ============== ==============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                                                           $   88,002     $   58,911
   Accounts payable                                                                                126,705        195,278
   Income taxes accrued                                                                             77,159         95,859
   Other taxes accrued                                                                              32,039         41,068
   Interest accrued                                                                                 81,244        105,668
   Customer deposits                                                                                 2,105          2,632
   Other current liabilities                                                                       112,973        134,191
   Liabilities related to assets held for sale                                                      16,128        145,969
                                                                                             -------------- --------------
     Total current liabilities                                                                     536,355        779,576

Deferred income taxes                                                                              447,056        204,369
Customer advances for construction and contributions in aid of construction                        122,035        146,661
Other liabilities                                                                                  311,602        301,349
Equity units                                                                                       460,000        460,000
Long-term debt                                                                                   4,195,629      4,957,361
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                         201,250        201,250

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares; 284,709,000 and 282,482,000 outstanding and 295,434,000 and 294,080,000 issued at December 31, 2003 and 2002,
     respectively)                                                                                  73,858         73,520
   Additional paid-in capital                                                                    1,953,317      1,943,406
   Accumulated deficit                                                                            (365,181)      (553,033)
   Accumulated other comprehensive loss                                                            (71,676)      (102,169)
   Treasury stock                                                                                 (175,135)      (189,585)
                                                                                             -------------- --------------
     Total shareholders' equity                                                                  1,415,183      1,172,139
                                                                                             -------------- --------------
         Total liabilities and equity                                                           $ 7,689,110    $ 8,222,705
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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                 ($ in thousands, except for per-share amounts)
                                                                                     2003           2002            2001
                                                                                --------------- --------------  --------------
Revenue                                                                         $ 2,444,938    $ 2,669,332     $ 2,456,993

Operating expenses:
    Cost of services (exclusive of depreciation and amortization)                   369,689        476,920         599,378
    Other operating expenses                                                        901,751      1,002,355         951,710
    Depreciation and amortization                                                   595,276        755,522         632,336
    Reserve for (recovery of) telecommunications bankruptcies                        (4,377)        10,880          21,200
    Restructuring and other expenses                                                  9,687         37,186          19,327
    Loss on impairment                                                               15,300      1,074,058               -
                                                                                --------------- --------------  --------------
Total operating expenses                                                          1,887,326      3,356,921       2,223,951
                                                                                --------------- --------------  --------------
Operating income (loss)                                                             557,612       (687,589)        233,042

Investment income (loss), net                                                        10,432        (98,359)        (62,408)
Gain (loss) on sale of assets                                                       (20,492)         9,798         139,304
Other income (loss), net                                                             64,481         12,739          (4,818)
Interest expense                                                                    416,524        468,229         377,641
                                                                                --------------- --------------  --------------
    Income (loss) from continuing operations before income taxes, dividends on convertible preferred securities, extraordinary
      expense and cumulative effect of change in accounting principle               195,509     (1,231,640)        (72,521)
Income tax expense (benefit)                                                         67,216       (414,874)        (14,805)
                                                                                --------------- --------------  --------------
    Income (loss) from continuing operations before dividends on convertible preferred securities, extraordinary expense and
      cumulative effect of change in accounting principle                           128,293       (816,766)        (57,716)

Dividends on convertible preferred securities, net of income tax benefit of $(3,853)  6,210          6,210            6,210
                                                                                --------------- --------------  --------------
Income (loss) from continuing operations before extraordinary
      expense and cumulative effect of change in accounting principle               122,083       (822,976)        (63,926)
Income (loss) from discontinued operations, net of income tax
      (benefit) of $0, $(554) and $8,947, respectively                                    -         (1,478)         17,875
Gain on disposal of water segment, net of income taxes of $135,303                        -        181,369               -
                                                                                --------------- --------------  --------------
      Total income from discontinued operations, net of income taxes
        of $0, $134,749 and $8,947, respectively                                          -        179,891          17,875
                                                                                --------------- --------------  --------------
      Income (loss) before extraordinary expense and cumulative
       effect of change in accounting principle                                     122,083       (643,085)        (46,051)

Extraordinary expense - discontinuation of Statement of Financial
    Accounting Standards No. 71, net of tax                                               -              -          43,631
Cumulative effect of change in accounting principle, net of tax of
    $41,591, $0 and $0, respectively                                                 65,769        (39,812)              -
                                                                                --------------- --------------  --------------
    Net income (loss)                                                           $   187,852    $  (682,897)    $   (89,682)
                                                                                =============== ==============  ==============
Carrying cost of equity forward contracts                                                 -              -          13,650
                                                                                 --------------- --------------  --------------
    Net income (loss) available for common shareholders                         $   187,852    $  (682,897)    $  (103,332)
                                                                                =============== ==============  ==============
Basic income (loss) per common share:
    Income (loss) from continuing operations before extraordinary
      expense and cumulative effect of change in accounting principle           $      0.44    $     (2.93)    $     (0.28)
    Income from discontinued operations                                                   -           0.64            0.06
                                                                                --------------- --------------  --------------
    Income (loss) before extraordinary expense and cumulative
      effect of change in accounting principle                                         0.44          (2.29)          (0.22)
    Extraordinary expense                                                                 -              -           (0.16)
    Income (loss) from cumulative effect of change in accounting principle             0.23          (0.14)              -
                                                                                --------------- --------------  --------------
    Net income (loss) per common share available for common shareholders        $      0.67    $     (2.43)    $     (0.38)
                                                                                =============== ==============  ==============
Diluted income (loss) per common share:
    Income (loss) from continuing operations before extraordinary
      expense and cumulative effect of change in accounting principle           $      0.42    $     (2.93)    $     (0.28)
    Income from discontinued operations                                                   -           0.64            0.06
                                                                                --------------- --------------  --------------
    Income (loss) before extraordinary expense and cumulative
      effect of change in accounting principle                                         0.42          (2.29)          (0.22)
    Extraordinary expense                                                                 -              -           (0.16)
    Income (loss) from cumulative effect of change in accounting principle             0.22          (0.14)              -
                                                                                --------------- --------------  --------------
    Net income (loss) per common share available for common shareholders        $      0.64    $     (2.43)    $     (0.38)
                                                                                =============== ==============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                 ($ in thousands, except for per-share amounts)

                                                                                     Accumulated
                                           Common Stock    Additional  Retained        Other         Treasury Stock        Total
                                         -----------------  Paid-In    Earnings     Comprehensive    --------------    Shareholders'
                                         Shares    Amount   Capital    (Deficit)    Income (Loss)    Shares    Amount     Equity
                                         -------- -------- ----------- ----------- ---------------  ------------------  ------------

Balance January 1, 2001                  265,768  $ 66,442 $1,471,816   $ 233,196   $     418        (3,107) $ (51,871) $1,720,001
   Stock plans                             1,916      479      17,449           -           -           696     12,527      30,455
   Common stock offering                  25,156    6,289     283,272           -           -             -          -     289,561
   Equity units offering                       -        -       4,968           -           -             -          -       4,968
   Settlement of equity forward contracts      -        -     150,013     (13,650)          -        (9,140)  (150,013)    (13,650)
   Net loss                                    -        -           -     (89,682)          -             -          -     (89,682)
   Other comprehensive income, net of tax
      and reclassifications adjustments        -        -           -           -       4,489             -          -       4,489
                                         -------- -------- ----------- ----------- -----------       -------- ----------------------
Balance December 31, 2001                292,840   73,210   1,927,518     129,864       4,907       (11,551)  (189,357)  1,946,142
   Stock plans                             1,240      310      15,888           -           -           (47)      (228)     15,970
   Net loss                                    -        -           -    (682,897)          -            -          -     (682,897)
   Other comprehensive loss, net of tax
      and reclassifications adjustments        -        -           -           -    (107,076)           -          -     (107,076)
                                         -------- -------- ----------- ----------- -----------      -------- ----------------------
Balance December 31, 2002                294,080   73,520   1,943,406    (553,033)   (102,169)     (11,598)  (189,585)   1,172,139
   Stock plans                             1,354      338       9,911           -           -          873     14,450       24,699
   Net income                                  -        -           -     187,852           -            -          -      187,852
   Other comprehensive income, net of tax
      and reclassifications adjustments        -        -           -           -      30,493            -          -       30,493
                                         -------- -------- ----------- ----------- -----------     -------- ----------------------
Balance December 31, 2003                295,434  $ 73,858 $1,953,317   $(365,181)  $ (71,676)     (10,725)  $(175,135) $1,415,183
                                         ======== ======== =========== =========== ===========     ======== ======================

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                 ($ in thousands, except for per-share amounts)


                                                         2003            2002           2001
                                                     --------------  -------------  -------------

Net income (loss)                                        $ 187,852      $(682,897)     $ (89,682)
Other comprehensive income (loss), net of tax
  and reclassifications adjustments*                        30,493       (107,076)         4,489
                                                     --------------  -------------  -------------
  Total comprehensive income (loss)                      $ 218,345      $(789,973)     $ (85,193)
                                                     ==============  =============  =============

* Consists of unrealized holding (losses)/gains of marketable securities and minimum pension liability (see Note 22).


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                                ($ in thousands)


                                                               2003            2002             2001
                                                          --------------  --------------  ---------------

Income (loss) from continuing operations before extraordinary expense and cumulative effect of change in accounting
   principal                                                  $ 122,083      $ (822,976)    $  (63,926)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization expense                     595,276         755,522        632,336
      Investment write-downs                                          -         117,455         79,114
      Gain on extinguishment of debt                            (75,569)        (26,330)             -
      Investment (gains)/losses                                       -          (3,363)           660
      (Gain)/loss on sales of assets, net                        20,492          (9,798)      (139,304)
      Loss on impairment                                         15,300       1,074,058              -
      Allowance for equity funds used during construction          (128)         (1,346)        (2,811)
      Deferred income taxes                                      76,948        (252,468)        17,030
      Change in accounts receivable                              70,077           1,373         57,145
      Change in accounts payable and other liabilities          (33,313)       (343,620)      (145,804)
      Change in accrued taxes and interest                      (61,840)         46,984        113,771
      Change in other current assets                                999         101,376        (71,275)
                                                          --------------  --------------  ---------------
Net cash provided by continuing operating activities            732,325         636,867        476,936

Cash flows from investing activities:
      Proceeds from sales of assets, net of selling
        expenses                                                388,079         224,678        372,335
      Capital expenditures                                     (278,015)       (468,742)      (487,271)
      Acquisitions                                                    -               -     (3,373,214)
      Securities purchased                                       (1,680)         (1,175)        (1,391)
      Securities sold                                                 -           8,212          1,434
      Securities matured                                              -           2,014              -
      ELI share purchases                                             -          (6,800)             -
      Other                                                          68             727            639
                                                          --------------  --------------  --------------
Net cash provided from (used by) investing activities           108,452        (241,086)    (3,487,468)

Cash flows from financing activities:
      Long-term debt payments                                  (653,462)     (1,062,169)    (1,077,931)
      Issuance of common stock for employee plans                13,209          14,943         25,411
      Long-term debt borrowings                                       -               -      3,703,483
      Issuance of equity units                                        -               -        460,000
      Debt issuance costs                                             -               -        (67,657)
      Common stock offering                                           -               -        289,561
      Settlement of equity forward contracts                          -               -       (163,662)
      Customer advances for construction
        and contributions in aid of construction                (10,030)         (4,895)       (27,816)
                                                          --------------  --------------  ---------------
Net cash used by financing activities                          (650,283)     (1,052,121)     3,141,389

Cash provided by (used by) discontinued operations
      Proceeds from sale of discontinued operations                   -         859,064              -
      Net cash provided from (used by) discontinued
       operations                                                     -         (25,416)        14,926

                                                          --------------  --------------  ---------------
Increase in cash and cash equivalents                           190,494         177,308        145,783
Cash and cash equivalents at January 1,                         393,177         215,869         70,086
                                                          --------------  --------------  ---------------

Cash and cash equivalents at December 31,                     $ 583,671      $  393,177     $  215,869
                                                          ==============  ==============  ===============

Cash paid during the period for:
      Interest                                                $ 418,561      $  473,029     $  303,660
      Income taxes (refunds)                                  $  (2,532)     $  (17,621)    $  (41,126)

Non-cash investing and financing activities:
      Assets acquired under capital lease                     $       -      $   38,000     $   33,985
      Change in fair value of interest rate swaps             $  (6,057)     $   16,229     $      430
      Investment write-downs                                  $       -      $  117,455     $   79,114
      Debt assumed from acquisitions                          $       -      $        -     $  117,630


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

(1) Description of Business and Summary of Significant Accounting Policies:
    -----------------------------------------------------------------------

     (a)  Description of Business:
          -----------------------
          Citizens Communications Company and its subsidiaries are referred to as "we", "us", the "Company" or "our" in this report. We are a telecommunications company providing wireline communications services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. We also provide electric distribution services to primarily rural customers in Vermont. We have a contract to sell our remaining electric operation in Vermont.

          In December 2003, we announced that our Board of Directors decided to explore strategic alternatives and we have retained financial advisors to assist in this process. In February 2004, we engaged J.P. Morgan Securities and Morgan Stanley as financial advisors and Simpson Thacher & Bartlett LLP, as legal counsel to assist in our exploration of alternatives. The advisors will assist the Company in evaluating a range of possible financial and strategic alternatives designed to enhance shareholder value, although there can be no assurance that the Company will undertake any particular action as a result of this review.

          During 2001, we purchased 1.1 million access lines for approximately $3.4 billion in cash (see Note 6). During 2000, we acquired approximately 334,500 telephone access lines for approximately $986,200,000 in cash. Of our 2.4 million access lines as of December 31, 2003, approximately 41% are located in New York State, including the greater Rochester metropolitan area; another 11% are located in Minnesota.

          In June 2002, we acquired all the common stock of ELI that we did not previously own and as a result ELI became our wholly-owned subsidiary.

          In 1999 we announced plans to divest our public utilities services segments. As a result, in 2001 we sold two of our four natural gas transmission and distribution businesses, during 2002 we sold our entire water distribution and wastewater treatment business and one of our three electric businesses and in 2003, we completed the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions and our electric transmission operations in Vermont. We have a contract to sell our remaining property in Vermont, which distributes electricity to approximately 21,000 customers. Pending this divestiture,  we continue to provide  electric  utility  services (see
          Note 9).

     (b)  Principles of Consolidation and Use of Estimates:
          -------------------------------------------------
          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation rates, pension assumptions, calculations of impairment amounts, reserves established for telecommunication bankruptcies, income taxes and contingencies.

     (c)  Cash Equivalents:
          -----------------
          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (d)  Revenue Recognition:
          --------------------
          Incumbent Local Exchange Carrier (ILEC) - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other current liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our statement of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

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

     (e)  Construction Costs and Maintenance Expense:
          -------------------------------------------
          Property, plant and equipment are stated at original cost or fair market value for our acquired properties, including capitalized interest for unregulated telecommunications businesses. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation for regulated operations.

          Capitalized interest for unregulated construction activities amounted to $2,993,000, $7,390,000 and $5,675,000 for 2003, 2002 and 2001,
          respectively.

     (f)  Intangibles:
          ------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment, at least annually. In performing this test, the Company first compares the carrying amount of its reporting units to their respective fair values. If the carrying amount of any reporting unit exceeds its fair value, the Company is required to perform step two of the impairment test by comparing the implied fair value of the reporting unit's goodwill with its carrying amount. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses and have determined for the year ended December 31, 2003 that there was no impairment (see Notes 2 and 8). All remaining intangibles at December 31, 2003 are associated with the ILEC segment, which is the reporting unit. The Company's remaining reporting units are Electric and CLEC.

          SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets with estimated useful lives to determine whether any changes to those lives are required.

     (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          --------------------------------------------------------------------
          Of:
          ---
          We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. In accordance with SFAS No. 144, we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value (see Note 5).

          We ceased to record depreciation expense on the gas assets held for sale effective October 1, 2000 and on the electric assets held for sale effective January 1, 2001 (see Note 9).

     (h)  Derivative Instruments and Hedging Activities:
          ----------------------------------------------
          We account for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

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

          All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders' equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

          We entered into interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

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

          We evaluate our investments periodically to determine whether any decline in fair value, below the cost basis, is other than temporary. To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. If we determine that a decline in fair value is other than temporary, the cost basis of the individual investment is written down to fair value, which becomes the new cost basis. The amount of the write-down is transferred from other comprehensive income (loss) and included in the statement of operations as a loss.

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

     (k)  Employee Stock Plans:
          ---------------------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we apply Accounting Principles Board Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock.

          SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-valued-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.

          We provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for employee stock option grants made in 1995 and thereafter based on the fair value of the options at the date of grant (see Note 18). For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and Directors' Deferred Fee Equity Plan, our pro forma net loss and net income (loss) per common share available for common shareholders would have been as follows:

                                                                               2003             2002           2001
                                                                         ----------------- --------------- --------------
              ($ in thousands)
               --------------
             Net income (loss) available for common       As reported     $     187,852     $   (682,897)   $ (103,332)
             shareholders
             Add: Stock-based employee compensation
             expense included in reported net income
             (loss), net of related tax effects                                   6,264            5,063         7,728

             Deduct: Total stock-based employee
             compensation expense determined under fair
             value based method for all awards, net of
             related tax effects                                                (16,263)         (17,154)      (36,671)
                                                                         ----------------   -------------   ------------

                                                          Pro forma       $     177,853     $   (694,988)   $ (132,275)
                                                                         ================   ==============  ============


             Net income (loss) per common share           As reported:
                available for common shareholders            Basic        $        0.67     $      (2.43)   $    (0.38)
                                                            Diluted                0.64            (2.43)        (0.38)
                                                          Pro forma:
                                                             Basic        $        0.63     $      (2.48)   $    (0.48)
                                                            Diluted                0.61            (2.48)        (0.48)


     (l)  Net Income (Loss) Per Common Share Available for Common Shareholders:
          ---------------------------------------------------------------------
          Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible preferred stock. In addition, the related interest on preferred stock dividends (net of tax) is added back to income since it would not be paid if the preferred stock was converted to common stock.

 (2) Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Goodwill and Other Intangibles
     ------------------------------
     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment. We have no intangibles with indefinite useful lives other than goodwill and trade name. The amortization of goodwill and trade name ceased upon adoption of the statement on January 1, 2002. We were required to test for impairment of goodwill and other intangibles with indefinite useful lives as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 was recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of our adoption of SFAS No. 142, we recognized a transitional impairment loss related to ELI of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in 2002. We annually examine the carrying value of our goodwill and other intangibles with indefinite useful lives to determine whether there are any impairment losses and have determined for the year ended December 31, 2003 that there was no impairment.

     SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." We reassess the useful life of our intangible assets with estimated useful lives annually.

     The following table presents a reconciliation between reported net loss and adjusted net loss. Adjusted net loss excludes amortization expense recognized in prior periods related to goodwill and trade name that are no longer being amortized as required by SFAS No. 142.

(In thousands, except per-share amounts)                              2001
 --------------------------------------                          ---------------

Reported available for common shareholders                           $ (103,332)
Add back: Goodwill and trade name amortization, net of tax               61,938
                                                                 ---------------
Adjusted available for common shareholders                           $  (41,394)
                                                                 ===============
Basic loss per share:
---------------------
Reported available for common shareholders per share                 $    (0.38)
Goodwill and trade name amortization, net of tax                           0.23
                                                                 ---------------
Adjusted available for common shareholders per share                 $    (0.15)
                                                                 ===============
Diluted earnings loss per share:
--------------------------------
Reported available for common shareholders per share                 $    (0.38)
Goodwill and trade name amortization, net of tax                           0.22
                                                                 ---------------
Adjusted available for common shareholders per share                 $    (0.16)
                                                                 ===============
     Accounting for Asset Retirement Obligations
     -------------------------------------------
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65,769,000. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation and is reflected as a cumulative effect of a change in accounting principle in our statement of operations in 2003 as the Company has no legal obligation to remove certain of its long-lived assets.

     The following table presents pro forma amounts related to the adoption of SFAS 143.

(In thousands, except per-share amounts)                         2003                 2002                2001
 --------------------------------------                   -------------------  -------------------  ------------------

Reported available for common shareholders                         $ 187,852           $ (682,897)         $ (103,332)
Add back: Cost of removal in depreciation expense                          -               15,990              17,011
                                                          -------------------  -------------------  ------------------
Adjusted available for common shareholders                         $ 187,852           $ (666,907)         $  (86,321)
                                                          ===================  ===================  ==================

Basic income (loss) per share:
-----------------------------
Reported available for common shareholders per share               $    0.67           $    (2.43)         $    (0.38)
Cost of removal in depreciation expense                                    -                 0.06                0.06
                                                          -------------------  -------------------  ------------------
Adjusted available for common shareholders per share               $    0.67           $    (2.37)         $    (0.32)
                                                          ===================  ===================  ==================

Diluted income (loss) per share:
-------------------------------
Reported available for common shareholders per share               $    0.64           $    (2.43)         $    (0.38)
Cost of removal in depreciation expense                                    -                 0.06                0.06
                                                          -------------------  -------------------  ------------------
Adjusted available for common shareholders per share               $    0.64           $    (2.37)         $    (0.32)
                                                          ===================  ===================  ==================

     Long-Lived Assets
     -----------------
     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS No. 121, for impairment of long-lived assets held and used and for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement on January 1, 2002.

     Debt Retirement
     ---------------
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement to aggregate gains and losses from extinguishment of debt and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS No. 145 in the second quarter of 2002. For the year ended December 31, 2003, we recognized $64,823,000 of gains from early debt retirement. For the year ended December 31, 2002, we recognized $29,296,000 of gains from early debt retirement as well as a $12,800,000 loss due to a tender offer related to certain debt securities. There were no similar types of retirements in 2001.

     Exit or Disposal Activities
     ---------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003.

     Guarantees
     ----------
     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor be required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantee. The provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, whereas the disclosure requirements were effective for financial statements for period ending after December 15, 2002. We adopted FIN No. 45 as of January 1, 2003. The adoption of FIN 45 did not have any material impact on our financial position or results of operations.

     Stock-Based Compensation
     ------------------------
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. This statement is effective for fiscal years ending after December 15, 2002. We have adopted the expanded disclosure requirements of SFAS No. 148.

     Variable Interest Entities
     --------------------------
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

     Derivative Instruments and Hedging
     ----------------------------------
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging," which clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have any material impact on our financial position or results of operations.

     Financial  Instruments with  Characteristics of Both Liabilities and Equity
     ---------------------------------------------------------------------------
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

     Pension and Other Postretirement Benefits
     -----------------------------------------
     In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement retains and revises the disclosure requirements contained in the original statement. It requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. This statement is effective for fiscal years ending after December 15, 2003. We have adopted the expanded disclosure requirements of SFAS No. 132 (revised).

     The FASB also recently indicated that it would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. We will continue to monitor the progress on the issuance of this standard.

 (3) Accounts Receivable:
     --------------------

     The components of accounts receivable, net at December 31, 2003 and 2002 are as follows:

($ in thousands)                                     2003             2002
 --------------                                  --------------  ---------------

Customers                                            $ 247,894        $ 291,266
Other                                                   47,911           58,609
Less:  Allowance for doubtful accounts                 (47,332)         (38,946)
                                                 --------------  ---------------
   Accounts receivable, net                          $ 248,473        $ 310,929
                                                 ==============  ===============

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded, as a reduction of revenue, was $33,972,000, $52,805,000 and $51,234,000 for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

     An agreement was reached with WorldCom/MCI settling all pre-petition obligations and receivables. The bankruptcy court approved the agreement and we reduced our reserves by approximately $6.6 million in the fourth quarter 2003 as a result of the settlement. During the second quarter 2002, we reserved approximately $21,600,000 of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. We have ongoing commercial relationships with WorldCom.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global Crossing. We have ongoing commercial relationships with Global Crossing affiliates. We reserved a total of $29,000,000 of Global Crossing receivables during 2001 and 2002 as a result of Global Crossing's filing for bankruptcy to reflect our best estimate of the net realizable value of receivables resulting from these commercial relationships. We recorded a write-down of such receivables in the amount of $7,800,000 in 2002 and $21,200,000 in 2001. In 2002, as the result of a settlement agreement with Global Crossing, we reversed $11,600,000 of our previous write-down reserve of the net realizable value of these receivables.

(4) Property, Plant and Equipment:
    ------------------------------

     The components of property, plant and equipment at December 31, 2003 and 2002 are as follows:

                                                    Estimated
($ in thousands)                                   Useful Lives           2003              2002
 --------------                                 ------------------- ----------------- -----------------

Land                                                   N/A               $    21,650       $    21,372
Buildings and leasehold improvements              30 to 41 years             354,855           349,781
General support                                   3 to 17 years              411,660           463,750
Central office/electronic circuit equipment       5 to 11 years            2,421,341         2,265,117
Cable and wire                                    15 to 55 years           2,843,510         2,731,302
Other                                             5 to 20 years               53,303            91,305
Construction work in progress                                                114,988           217,145
                                                                    ----------------- -----------------
                                                                           6,221,307         6,139,772
Less: accumulated depreciation                                            (2,695,667)       (2,449,716)
                                                                    ----------------- -----------------
Property, plant and equipment, net                                       $ 3,525,640       $ 3,690,056
                                                                    ================= =================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $468,438,000, $630,113,000 and $488,957,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment in our ILEC segment. As part of the preparation and adoption of SFAS No. 143, we analyzed depreciation rates for the ILEC segment and compared them to industry averages and historical expense data. Based on this review, the Company identified certain assets for which the Company's analysis of historical/estimated lives indicated that the existing estimated depreciable life was shorter than such revised estimates. This change in estimate reduced depreciation expense by $38,882,000 or $0.09 per share for the year ended December 31, 2003.

     We ceased to record depreciation expense on the gas assets held for sale effective October 1, 2000 and on the electric assets held for sale effective January 1, 2001 (see Note 9). During 2002 and 2001, we recognized accelerated depreciation of $23,379,000 and $22,000,000 related to the change in useful lives of our accounting and human resource systems and our Plano, Texas office building, furniture and fixtures as a result of a restructuring (see Note 19).

(5)  Losses on Impairment:
     ---------------------

     In the third and fourth quarters of 2003, we recognized non-cash pre-tax impairment losses of $4,000,000 and $11,300,000, respectively, related to our Vermont electric division assets held for sale in accordance with the provisions of SFAS No. 144.

     In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656,658,000 related to property, plant and equipment in the ELI sector and $417,400,000 related to the gas and electric sector assets held for sale, in each case in accordance with the provisions of SFAS No. 144.

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

     Electric Assets Held for Sale
     -----------------------------
     We have entered into definitive agreements to sell the remaining assets of our Vermont electric division to Great Bay Hydro Corporation and Vermont Electric Cooperative, Inc. for a net sales price of approximately $12,700,000 in cash, subject to adjustments under the terms of the agreements. The transactions, which are subject to regulatory and other customary approvals, are expected to close by mid-2004. All of these assets and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. These assets have been written down to our best estimate of the net realizable value based upon the expected future sales price.

(6)  Acquisitions:
     -------------

     On June 29, 2001, we purchased Frontier for approximately $3,373,000,000 in cash. This acquisition has been accounted for using the purchase method of accounting. The results of operations of Frontier have been included in our financial statements from the date of acquisition.

     The following summarizes the allocation of purchase price for our 2001 acquisition:

                 ($ in thousands)         June 29, 2001
                  --------------           Acquisition
                                           of Frontier
                                          ---------------

                Assets acquired:
                  Property, plant and
                   equipment                $ 1,108,514
                  Current assets                119,016
                  Goodwill                    1,506,647
                  Customer base                 791,983
                  Trade name                    122,058
                  Other assets                  151,172
                                           ---------------
                Total assets acquired         3,799,390
                                           ---------------
                Liabilities assumed:
                  Debt                          146,920
                  Other liabilities             279,536
                                           ---------------
                Total liabilities assumed       426,456
                                           ---------------
                Cash paid                   $ 3,372,934
                                           ===============

     The following pro forma financial information for the year ended December 31, 2001 represents the combined results of our operations and acquisition as if the acquisition had occurred at the beginning of the year of its acquisition. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we constituted a single entity during such periods.

        ($ in thousands, except per share amounts)
         ----------------------------------------          2001
                                                     ---------------
        Revenue                                        $ 2,844,789
        Net loss                                       $  (161,619)
        Net loss per share                             $     (0.64)

     Included in revenue for the year ended December 31, 2001 is approximately $313,070,000 of revenue from our Louisiana and Colorado gas operations sold during 2001, and our Kauai electric division sold during 2002 (see Note 9).

(7)  Dispositions:
     -------------

     On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale was $2,173,000.

(8)  Intangibles:
     ------------

     Intangibles at December 31, 2003 and 2002 are as follows:

($ in thousands)                                    2003             2002
 --------------                                ---------------  ----------------

Customer base - amortizable over 96 months          $ 995,853       $ 1,000,816
Trade name - non-amortizable                          122,058           122,058
                                               ---------------  ----------------
    Other intangibles                               1,117,911         1,122,874
Accumulated amortization                             (305,504)         (179,904)
                                               ---------------  ----------------
    Total other intangibles, net                    $ 812,407       $   942,970
                                               ===============  ================

     Amortization  expense was  $126,838,000,  $125,409,000 and $143,379,000 for
     the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for each of the next five years, based on our estimate of useful lives, is estimated to be $125,102,000 per year.

     We have recorded assets and liabilities acquired at estimates of fair market values as of the acquisition dates in accordance with SFAS No. 141, "Business Combinations." Our allocations of purchase prices are based upon independent appraisals of the respective properties acquired.

     Our acquisitions were made in order for us to execute upon our business strategy. Our strategy is to focus exclusively on providing telecommunications services, primarily in rural, small and medium-sized towns and cities where we believe we have a competitive advantage because of our relatively larger size, greater resources, local focus and lower levels of competition.

     We paid more than the net book value (of the seller) for Frontier. We based our purchase price on estimates of future earnings and future cash flows of the business acquired. The "premium" to book value paid, including the allocation to goodwill reflects the value created by all of the tangible and intangible operating assets (existing and acquired) of our businesses coming together to produce earnings, including without limitation, the fact that we were able to immediately commence operations as the dominant local exchange carrier in the applicable operating area. Additionally, the premiums paid were impacted by the fact that our purchase price was accepted by the sellers after a competitive bidding and negotiation process.

     We were willing to pay a premium (i.e., goodwill) over the fair value of the tangible and identifiable intangible assets acquired less liabilities assumed in order to obtain product cross-selling opportunities, economies of scale (e.g., cost savings opportunities) and the potential benefit resident in expected population/demographic trends.

(9)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------

     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses.

          Water and Wastewater
          --------------------
          On January 15, 2002, we completed the sale of our water and wastewater operations for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities. The pre-tax gain on the disposal of the water segment was $316,700,000.

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

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:

($ in thousands)                        For the years ended December 31,
 --------------                         -------------------------------
                                            2002            2001
                                        -------------  ----------------
Revenue                                      $ 4,650       $ 116,868
Operating income (loss)                         (415)         37,211
Income taxes (benefit)                          (554)          8,947
Net income (loss)                             (1,478)         17,875
Gain on disposal of water segment, net
  of tax                                     181,369               -

          Electric and Gas
          ----------------
          On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119,290,000 in cash and assumed liabilities. The pre-tax loss on the sale recognized in 2003 was $19,180,000 and is included in gain (loss) on sale of assets.

          On August 11, 2003, we completed the sale of our Arizona gas and electric divisions for $224,100,000 in cash. The pre-tax loss on the sale recognized in 2003 was $18,491,000 and is included in gain (loss) on sale of assets.

          On December 2, 2003, we completed the sale of substantially all of our Vermont electric division's transmission assets for $7,344,000 million in cash (less $1,837,000 in refunds to customers as ordered by the Vermont Public Service Board).

          On November 1, 2002, we completed the sale of our Kauai electric division for $215,000,000 in cash.

          On July 2, 2001, we completed the sale of our Louisiana Gas operations for $363,436,000 in cash.

          On  November  30,  2001,   we  sold  our  Colorado  Gas  division  for
          approximately $8,900,000 in cash after purchase price adjustments.

     All the remaining assets of our Vermont electric distribution operations and their related liabilities are classified as "assets held for sale" and "liabilities related to assets held for sale," respectively. Additional impairment charges of $4,000,000 and $11,300,000 were recognized in the third and fourth quarters of 2003, respectively, such that the net assets have been written down to $ 7,002,000, our best estimate of the net realizable value upon sale.

     We initially accounted for the planned divestiture of all the public utilities services properties as discontinued operations. Subsequently, we reclassified all of our gas (on September 30, 2000) and electric (on December 31, 2000) assets and their related liabilities to "assets held for sale" and "liabilities related to assets held for sale," respectively. We also reclassified the results of these operations from discontinued operations to their original statement of operations captions as part of continuing operations. Additionally, we ceased to record depreciation expense on the gas assets effective October 1, 2000 and on the electric assets effective January 1, 2001. Such depreciation expense would have been an additional $19,223,000, $41,340,000 and $50,830,000 for the years ended
     December 31, 2003, 2002 and 2001, respectively.

     Summarized balance sheet information for the gas and electric operations (assets held for sale) is set forth below:

($ in thousands)                                       2003             2002
 --------------                                    --------------  ---------------

Current assets                                          $  4,688        $  49,549
Net property, plant and equipment                          7,225          358,135
Other assets                                              11,217           40,080
                                                   --------------  ---------------
Total assets held for sale                              $ 23,130        $ 447,764
                                                   ==============  ===============

Current liabilities                                     $  8,651        $  79,194
Other liabilities                                          7,477           66,775
                                                   --------------  ---------------
Total liabilities related to assets held for sale       $ 16,128        $ 145,969
                                                   ==============  ===============

(10) Investments:
     ------------

     The components of investments at December 31, 2003 and 2002 are as follows:

($ in thousands)                          2003             2002
 --------------                      ---------------- ----------------

Marketable equity securities                $ 44,314         $ 29,844
Other fixed income securities                      2                2
                                     ---------------- ----------------
                                            $ 44,316         $ 29,846
                                     ================ ================

     As of December 31, 2003 and 2002, we owned 3,059,000 shares of Adelphia Communications Corp. (Adelphia) common stock. As a result of Adelphia's price declines and filing for bankruptcy, we recognized losses of $95,300,000 and $79,000,000 on our investment for the years ended December 31, 2002 and 2001, respectively, as the declines were determined to be other than temporary.

     As of December 31, 2003 and 2002, we owned 1,333,500 shares of D & E Communications, Inc. (D & E) common stock. As the result of an other than temporary decline in D & E's stock price, we recognized a loss of $16,400,000 on our investment for the year ended December 31, 2002.

     The following summarizes the adjusted cost, gross unrealized holding gains and losses and fair market value for investments:

($ in thousands)                                        Unrealized Holding
 --------------                    Adjusted     ---------------------------------  Aggregate Fair
 Investment Classification            Cost            Gains          (Losses)       Market Value
 -------------------------     ---------------- ---------------- ---------------- ----------------

As of December 31, 2003
-----------------------
Available-for-Sale                  $ 14,452         $ 29,864              $ -         $ 44,316

As of December 31, 2002
-----------------------
Available-for-Sale                  $ 14,452         $ 15,394              $ -         $ 29,846

     Marketable equity securities for 2003 and 2002 include 2,305,908 common shares which represent an ownership of 19% of the equity in Hungarian
     Telephone and Cable Corp., a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and is convertible at our option into 10 shares of common stock.

(11) Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2003 and 2002. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

($ in thousands)                                           2003                                2002
 --------------                             ----------------------------------- ---------------------------------
                                              Carrying                            Carrying
                                                Amount          Fair Value          Amount         Fair Value
                                            ---------------- ------------------ ---------------- ----------------
Investments                                     $    44,316        $    44,316      $    29,846      $    29,846
Long-term debt (1)                              $ 4,195,629        $ 4,608,205      $ 4,957,361      $ 5,411,069
Equity Providing Preferred
   Income Convertible Securities (EPPICS)       $   201,250        $   205,275      $   201,250      $   191,188

     The fair value of the above financial instruments is based on quoted prices at the reporting date for those financial instruments.

     (1) Excludes the $460,000,000 debt portion of the equity units. Includes interest rate swaps of $10,601,000.

(12) Long-term Debt:
     ---------------

     The activity in our long-term debt from December 31, 2002 to December 31, 2003 is summarized as follows:

                                                             Twelve Months Ended
                                                   ----------------------------------------
                                                                                                                Interest Rate*
                                                                                                                      at
                                     December 31,                Interest                         December 31,   December 31,
($ in thousands)                        2002       Payments**    Rate Swap             Other         2003            2003
 --------------                        -----       ----------    ---------             -----         -----           ----
FIXED RATE

  Rural Utilities Service Loan
Contracts                              $  30,874   $   (864)     $      -             $      -     $   30,010         6.210%

  Senior Unsecured Debt                4,508,880   (335,700)       (6,057)                   -      4,167,123         8.198%

  Equity Units                           460,000          -             -                    -        460,000         7.480%

  ELI Notes                                5,975          -             -                    -          5,975         6.232%
  ELI Capital Leases                     135,200    (69,610)            -              (55,529)        10,061         9.746%
  Industrial Development Revenue Bonds   186,390   (115,950)            -                    -         70,440         5.590%
  Other                                       40        (18)            -                    -             22        12.987%
                                     -----------   ---------      -----------         ----------    -------------

 TOTAL FIXED RATE                      5,327,359   (522,142)       (6,057)             (55,529)     4,743,631
                                     -----------   ---------      -----------         ----------    -------------

VARIABLE RATE

  Industrial Development Revenue Bonds   148,913   (131,320)             -             (17,593)             -
                                     -----------   ---------      -----------         ----------    -------------
TOTAL VARIABLE RATE                      148,913   (131,320)             -             (17,593)             -
                                     -----------   ---------      -----------         ----------    -------------

TOTAL LONG TERM DEBT                  $5,476,272  $(653,462)      $  (6,057)          $(73,122)     $4,743,631
                                     -----------  ==========      ===========         ==========    -------------
  Less:  Current Portion                 (58,911)                                                      (88,002)
  Less:  Equity Units                   (460,000)                                                     (460,000)
                                     -----------                                                    -------------
                                      $4,957,361                                                    $4,195,629
                                     ===========                                                    =============

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** Includes purchases on the open market (see Note 2).

     Total future minimum cash payment commitments over the next 25 years under ELI's long-term capital leases amounted to $30,063,000 as of December 31, 2003.

     The total outstanding principal amounts of industrial development revenue bonds were $70,440,000 and $335,303,000 at December 31, 2003 and 2002,
     respectively. The earliest maturity date for these bonds is in August 2015.

     We have an available shelf registration of $825,600,000 and we have available lines of credit with financial institutions in the aggregate amount of $805,000,000. Associated facility fees vary, depending on our credit ratings, and are 0.25% per annum as of December 31, 2003. The expiration date for the facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of December 31, 2003, there were no outstanding advances under these facilities.

     During the twelve months ended December 31, 2003, we executed a series of purchases in the open market of our outstanding debt securities. The aggregate principal amount of debt securities purchased was $94,895,000 and they generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $3,117,000 recorded in other income (loss), net.

     During December 2002, we completed a tender offer with respect to our 6.80% Debentures due 2026 (puttable at par in 2003) and ELI's 6.05% Guaranteed Notes due 2004. As a result of the tender, $82,286,000 and $259,389,000, respectively, of these securities were purchased and retired at a pre-tax cost of $12,800,000 (recorded in other income (loss), net) in excess of the principal amount of the securities purchased.

     For the year ended December 31, 2003, we retired an aggregate $726,584,000 of debt, representing approximately 14% of total debt outstanding at December 31, 2002.

     Our principal payments and capital lease payments (principal only) for the next five years are as follows:

              ($ in thousands)
               --------------     Principal              Capital
                                  ---------              -------
                                  Payments            Lease Payments
                                  ---------           --------------
           2004                     $87,851             $ 151
           2005                       6,302               154
           2006                   1,335,922               175
           2007                       4,331               197
           2008                     750,938               222

     Holders of certain industrial development revenue bonds may tender at par prior to maturity. The next tender date is August 1, 2007 for $30,350,000 principal amount of bonds. We expect to retire all such bonds that are tendered. In connection with the sale of our Arizona utility businesses, we agreed to call at their first call dates in 2007 another three Arizona industrial development revenue bond series totaling approximately $33,440,000.

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of December 31, 2003 and December 31, 2002 was $400,000,000 and $250,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rate of 8.38% as of December 31, 2003). The fair value of these derivatives is reflected in other assets as of December 31, 2003, in the amount of $10,601,000 and the related underlying debt has been increased by a like amount. The amounts received during the year ended December 31, 2003 as a result of these contracts amounted to $8,900,000 and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counter parties to our derivative contracts as all counter parties have investment grade credit ratings.

(14) Shareholder Rights Plan:
     ------------------------

     On March 6, 2002, our Board of Directors adopted a Shareholder Rights Plan. The purpose of the Shareholder Rights Plan is to deter coercive takeover tactics and to encourage third parties interested in acquiring us to negotiate with our Board of Directors. It is intended to strengthen the ability of our Board of Directors to fulfill its fiduciary duties to take actions, which are in the best interest of our shareholders. The rights were distributed to shareholders as a dividend at the rate of one right for each share of our common stock held by shareholders of record as of the close of business on March 26, 2002. Initially, the rights generally were exercisable only if a person or group acquired beneficial ownership of 15 percent or more of our common stock (the "Acquiror") without the consent of our independent directors. On January 21, 2003, our Board of Directors amended the terms of our Rights agreement increasing the level at which these rights will become exercisable to 20 percent of our common stock. Each right not owned by an Acquiror becomes the right to purchase our common stock at a 50 percent discount.

(15) Settlement of Retained Liabilities:
     -----------------------------------

     We were actively pursuing the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. For the year ended December 31, 2003 and 2002, we recognized gains of $6,165,000 and $26,330,000 in other income (loss), net, as a result of these settlements.

(16) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly-owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In accordance with the terms of the issuances, we paid the 5% interest on the Convertible Subordinated Debentures in 2003, 2002 and 2001. Only cash was paid to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

(17) Capital Stock:
     --------------

     We are authorized to issue up to 600,000,000 shares of Common Stock. The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors.

     During 2000, we entered into a forward contract to purchase 9,140,000 shares of our common stock with Citibank, N.A. These purchases and others made by us for cash during 2000 were made in open-market transactions. The forward amount to be paid in the future included a carrying cost, based on LIBOR plus a spread, and the dollar amount paid for the shares purchased. Our equity forward contract was a temporary financing arrangement that gave us the flexibility to purchase our stock and pay for those purchases in future periods. Pursuant to transition accounting rules, commencing December 31, 2000 through June 30, 2001 we were required to report our equity forward contract as a reduction to shareholders' equity and as a component of temporary equity for the gross settlement amount of the contract ($150,013,000). On June 28, 2001, we entered into a master confirmation agreement that amended the equity forward contract to no longer permit share settlement of the contract. In 2001, we settled the contract by paying the redemption amount of $150,012,000 plus $13,650,000 in associated carrying costs and took possession of our shares.

(18) Stock Plans:
     ------------

     At December 31, 2003, we have four stock based compensation plans, which are described below. We apply APB Opinion No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. Compensation cost has not generally been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), or Equity Incentive Plan (EIP), as the exercise price for such options was equal to the market price of the stock at the time of grant. However, during 2002 the expiration date of approximately 79,000 options was extended and compensation cost of approximately $220,000 was recognized. No compensation cost has been recognized in the financial statements related to the Employee Stock Purchase Plan (ESPP) because the purchase price is 85% of the fair value. Compensation cost, recognized in operating expense, for our Directors' Deferred Fee Equity Plan was $997,000, $607,000 and $741,000 in 2003, 2002 and 2001, respectively.

     We have granted restricted stock awards to key employees in the form of our Common Stock. The number of shares issued as restricted stock awards during 2003, 2002 and 2001 were 312,000, 538,000 and 100,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are both time and performance based. At December 31, 2003, 3,166,000 shares of restricted stock were outstanding. Compensation expense, recognized in operating expense, of $8,552,000, $7,029,000 and $8,967,000 for the years ended December 31,
     2003, 2002 and 2001, respectively, has been recorded in connection with these grants.

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

     Since the expiration date of the MEIP plan on June 21, 2000, no awards can be granted under the MEIP. The exercise price of stock options issued was equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time. Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

                              Equity Incentive Plan
                              ---------------------
     In May 1996, our shareholders approved the 1996 EIP and in May 2001, our shareholders approved the Amended and Restated 2000 EIP. Under the EIP plans, awards of our Common Stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administers the EIP plans.

     The maximum number of shares of common stock, which may be issued pursuant to awards at any time for both plans, is 25,358,000 shares, which has been adjusted for subsequent stock dividends. No awards will be granted more than 10 years after the effective dates (May 23, 1996 and May 18, 2000) of the EIP plans. The exercise price of stock options and SARs generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are generally not exercisable on the date of grant but vest over a period of time.

     Under the terms of the EIP plans, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following is a summary of share activity subject to option under the MEIP and EIP plans.

                                                                                                  Weighted
                                                                               Shares              Average
                                                                             Subject to         Option Price
                                                                               Option             Per Share
     ---------------------------------------------------------------------------------------------------------
     Balance at January 1, 2001                                               17,621,000           $ 10.72
         Options granted                                                       3,969,000             13.62
         Options exercised                                                    (1,728,000)             8.25
         Options canceled, forfeited or lapsed                                  (805,000)            11.45
     ---------------------------------------------------------------------------------------
     Balance at December 31, 2001                                             19,057,000             11.87
         Options granted                                                       3,065,000              9.53
         Options exercised                                                      (812,000)             7.90
         Options canceled, forfeited or lapsed                                (2,178,000)            11.94
     ---------------------------------------------------------------------------------------
     Balance at December 31, 2002                                             19,132,000             11.66
         Options granted                                                       2,017,000             12.14
         Options exercised                                                    (1,612,000)             7.97
         Options canceled, forfeited or lapsed                                (1,572,000)            12.92
     ---------------------------------------------------------------------------------------
     Balance at December 31, 2003                                             17,965,000           $ 11.94
     =======================================================================================

     The following table summarizes information about shares subject to options under the MEIP and EIP at December 31, 2003.

                                  Options Outstanding                                          Options Exercisable
    ---------------------------------------------------------------------------------    ---------------------------------
                                                                  Weighted Average                            Weighted
         Number             Range of         Weighted Average         Remaining               Number          Average
       Outstanding       Exercise Prices      Exercise Price        Life in Years          Exercisable     Exercise Price
    ----------------------------------------------------------------------------------------------------------------------
             6,000       $ 4.00 -   5.00             $  4.29            0.73                     6,000        $  4.29
           914,000         6.00 -   7.50                7.50            5.25                   914,000           7.50
         2,336,000         7.72 -   8.53                8.13            3.58                 2,336,000           8.13
           103,000         9.18 -   9.38                9.26            5.34                    73,000           9.29
         2,635,000         9.52 -   9.52                9.52            8.29                 1,045,000           9.52
         2,130,000         10.24 - 11.41               10.80            3.09                 2,130,000          10.80
         1,889,000         12.08 - 12.14               12.14            8.93                    37,000          12.14
           795,000         12.37 - 12.91               12.58            6.70                   614,000          12.56
         2,010,000         12.97 - 12.97               12.97            5.68                 2,010,000          12.97
           545,000         13.06 - 13.47               13.44            6.77                   538,000          13.45
         2,302,000         13.71 - 13.71               13.71            7.19                 1,204,000          13.71
         2,300,000         13.75 - 21.47               18.10            6.71                   783,000          15.58
    ------------------                                                                   -----------------
         17,965,000      $  4.00 - 21.47             $ 11.94            5.57                11,690,000        $ 11.09
    ==================                                                                   =================

     The number of options exercisable at December 31, 2002 and 2001 were 12,198,000 and 10,676,342, respectively.

     The weighted average fair value of options granted during 2003, 2002 and 2001 were $6.04, $4.98 and $6.00, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                         2003           2002           2001
         ---------------------------------------------------------------------
         Dividend yield                     -              -               -
         Expected volatility               44%            44%            36%
         Risk-free interest rate         2.94%          4.94%          5.10%
         Expected life                 7 years        7 years        6 years
         ---------------------------------------------------------------------

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

     Effective November 30, 2002, the employee stock purchase plan was temporarily suspended for future purchase periods. In 2002, 146,406 shares were purchased under the ESPP and 4,072,647 shares were outstanding as of date of suspension. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2002 and 2001:

                                             2002          2001
                                        ---------------------------
          Dividend yield                         -             -
          Expected volatility                   44%           36%
          Risk-free interest rate             1.93%         2.71%
          Expected life                    6 months      6 months

     The weighted average fair value of those purchase rights granted in 2002 and 2001 was $2.57 and $2.39, respectively.

                       Directors' Deferred Fee Equity Plan
                       -----------------------------------
     The Company accounts for the Directors' Deferred Fee Equity Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recorded if cash or stock units are elected. If stock units are elected, the compensation expense is based on the market value of our common stock at the date of grant. If the stock option election is chosen, compensation expense is not recorded because the options are granted at the fair market value of our common stock on the grant date.

     Effective June 30, 2000, the annual cash retainer paid to non-employee directors was eliminated. Instead, each non-employee director was required to elect, by August 1, 2000, to receive as an annual retainer either 2,500 stock units or 10,000 stock options. Starting in July 2001, the Board of Directors restored the ability of the non-employee directors to receive the annual retainer in cash. Each non-employee director must now elect, by December 1 of the prior year, to receive $30,000 cash, 5,000 stock units or 20,000 stock options as an annual retainer. Directors making a stock unit election must also elect to receive payment in either stock or cash upon retirement from the Board of Directors. Stock options have an exercise price of the fair market value on the date of grant, are exercisable six months after the date of grant and have a 10-year term. The Formula Plan described below also remains in effect until its expiration in 2007.

     For 2003, each non-employee director received fees of $2,000 for each Board of Directors and committee meeting attended. In addition, committee chairs (except the chairs of the Audit and Compensation Committees) receive an additional fee of $5,000 per annum, paid quarterly. The chairs of the Audit and Compensation Committees are each paid an additional fee of $15,000 per annum. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, receives an additional fee of $20,000 per annum.

     From January 1, 2000 through June 30, 2001, the non-employee directors could choose to receive their fees in either stock or stock units or a combination of those two options. Effective July 2001, non-employee directors have the choice to receive their fees paid in cash, stock, or stock units or a combination of two of those three options. If stock was elected, the stock was granted at the average of the high and low on the first trading date of the year (Initial Market Value). If stock units were elected, they were purchased at 85% of the Initial Market Value. Stock units (except in an event of hardship) are held by us until retirement or death. If the Final Market Value (the average of the high and low prices of the stock on the last trading day of November) is less than Initial Market Value, the number of shares of stock or stock units will be adjusted based on Final Market Value.

     The Formula Plan, which commenced in 1997 and continues through May 22, 2007, grants each Director options to purchase 5,000 shares of common stock on the sixth trading day of the calendar year. The exercise price of the options granted under the Formula Plan is 100% of the average of the fair market values on the third, fourth, fifth, and sixth trading days of the year in which the options are granted. The options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In addition, on September 1, 1996, each non-employee director was granted options to purchase 2,500 shares of common stock.

     As of any date, the maximum number of shares of common stock which the Plan was obligated to deliver pursuant to the Directors' Plan shall not be more than one percent (1%) of the total outstanding shares of our common stock as of June 30, 2003, subject to adjustment in the event of changes in our corporate structure affecting capital stock. There were 11 directors participating in the Directors' Plan during all or part of 2003. In 2003, the total options, plan units and stock earned were 80,208, 46,034 and 0, respectively. In 2002, the total options, plan units and stock earned were 99,583, 43,031 and 1,514, respectively. In 2001, the total options, plan units and stock earned were 90,000, 55,285 and 1,321, respectively. At December 31, 2003, 1,346,550 options were exercisable at a weighted average exercise price of $10.82.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one for one basis) or in cash. As of December 31, 2003, the liability for such payments was $2,066,000 of which $1,294,000 will be payable in stock (based on the July 15, 1999 stock price) and $772,000 will be payable in cash. While the number of shares of stock payable to those directors electing to be paid in stock is fixed, the amount of cash payable to those directors electing to be paid in cash will be based on the number of stock units awarded multiplied by the stock price on the payment date.

(19) Restructuring and Other Expenses:
     ---------------------------------

     2003
     ----
     Restructuring and other expenses primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer useful. We continue to review our operations, personnel and facilities to achieve greater efficiency.

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

     2001
     ----
     During 2001, we examined all aspects of our business operations and our facilities to take advantage of operational and functional synergies among all of our telecommunications operations.

          Plano Restructuring
          Pursuant to a plan adopted in the third quarter of 2001, we closed our operations support center in Plano, Texas in August 2002. In connection with this plan, we recorded a pre-tax charge of $14,557,000 in the second half of 2001, $839,000 in the first quarter of 2002 and we adjusted our accrual down by $92,000 and $561,000 in the second and third quarter of 2002, respectively. Our objective is to concentrate our resources in areas where we have the most customers, to better serve those customers. We sold our Plano office building in 2003. The restructuring resulted in the termination of 750 employees. We communicated with all affected employees during July 2001. Certain employees were relocated; others were offered severance, job training and/or outplacement counseling. As of December 31, 2002, approximately $14,730,000 was paid and all affected employees were terminated. The restructuring expenses primarily consist of severance benefits, retention earned through December 31, 2002, and other planning and communication costs.

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

     The following tables display rollforwards of the accruals established for restructuring expenses by plan:

($ in thousands)
---------------
                   2001                       Severance       Benefits     Retention      Other        Total
                                           ----------------- ------------ ------------- ----------- -------------

2001 Plano Restructuring
Original accrued amount                             $ 9,353      $ 1,535      $ 1,178     $   936      $ 13,002
Amount paid                                          (1,386)         (35)         (80)       (177)       (1,678)
Additional accrual                                      551            -        1,793          27         2,371
Adjustments                                            (325)        (104)         (64)       (323)         (816)
                                           ----------------- ------------ -------------- ---------- -------------
Accrued @ 12/31/2001                                  8,193        1,396        2,827         463        12,879
                                           ----------------- ------------ -------------- ---------- -------------
Amount paid                                          (7,599)      (1,355)      (3,752)       (346)      (13,052)
Additional accrual                                       65            -        1,150           -         1,215
Adjustments                                            (659)         (28)        (225)       (117)       (1,029)
                                           ----------------- ------------ -------------- ---------- -------------
Accrued @ 12/31/2002                                      -           13            -           -            13
                                           ----------------- ------------ -------------- ---------- -------------
Amount paid                                               -          (13)           -           -           (13)
Additional accrual                                        -            -            -           -             -
Adjustments                                               -            -            -           -             -
                                           ----------------- ------------ -------------- ---------- -------------
Accrued @ 12/31/2003                                $     -      $     -      $     -     $     -      $      -
                                           ================= ============ ============== ========== =============


2001 Sacramento Call Center Restructuring
Accrued @ 12/31/2001                                $   552      $    94      $    85     $     -      $    731
Amount paid                                            (529)         (83)        (190)          -          (802)
Additional accrual                                       45            -          116           -           161
Adjustments                                             (68)         (11)         (11)          -           (90)
                                           ----------------- ------------ -------------- ---------- -------------
Accrued @ 12/31/2002                                $     -      $     -      $     -     $     -      $      -
                                           ================= ============ ============== ========== =============


ELI 2001 Restructuring
Accrued @ 12/31/2001                                $     -      $     -      $     -     $ 4,179      $  4,179
Amount paid                                               -            -            -      (1,354)       (1,354)
Additional accrual                                        -            -            -           -             -
Adjustments                                               -            -            -      (2,825)       (2,825)
                                           ----------------- ------------ ------------------------ -------------
Accrued @ 12/31/2002                                $     -      $     -      $     -     $     -      $      -
                                           ================= ============ ======================== =============

(20) Income Taxes:
     -------------

     The following is a reconciliation of the provision (benefit) for income taxes for continuing operations computed at federal statutory rates to the effective rates:

                                                                   2003         2002          2001
                                                               ------------ ------------ -------------
Consolidated tax provision (benefit) at federal statutory rate       35.0%       -35.0%        -35.0%
State income tax provisions (benefit), net of federal income
  tax benefit                                                         5.4%        -1.3%         10.8%
Write-off of regulatory assets                                        0.0%         2.6%         11.7%
Tax reserve adjustment                                               -7.0%         0.0%         -1.0%
All other, net                                                        1.0%         0.0%         -6.9%
                                                               ------------ ------------ -------------
                                                                     34.4%       -33.7%        -20.4%
                                                               ============ ============ =============

     The components of the net deferred income tax liability (asset) at December
     31 are as follows:

($ in thousands)                                                  2003         2002
                                                               ------------ ------------

Deferred income tax liabilities:
   Property, plant and equipment basis differences               $ 412,795    $ 229,132
   Deferred energy commodity charges                                     -       51,633
   Intangibles                                                     152,226            -
   Unrealized securities gain                                       11,432        5,893
   Other, net                                                       15,042       41,038
                                                               ------------ ------------
                                                                   591,495      327,696
                                                               ------------ ------------

Deferred income tax assets:
   Minimum pension liability                                        55,837       69,209
   Tax operating loss carryforward                                 253,215      214,943
   Alternate minimum tax credit carryforward                        49,864       49,864
   Employee benefits                                                47,856        9,114
   Other, net                                                       40,745       45,004
                                                               ------------ ------------
                                                                   447,517      388,134
    Less: Valuation allowance                                      (44,236)     (21,614)
                                                               ------------ ------------
   Net deferred income tax asset                                   403,281      366,520
                                                               ------------ ------------
    Net deferred income tax liability (asset)                    $ 188,214    $ (38,824)
                                                               ============ ============

Deferred tax assets and liabilities are reflected in the following captions on the balance sheet:
    Deferred income taxes                                        $ 447,056    $ 204,369
    Other assets                                                  (258,842)    (243,193)
                                                               ------------ ------------
      Net deferred income tax liability (asset)                  $ 188,214    $ (38,824)
                                                               ============ ============

     Our federal and state tax operating loss carryforwards as of December 31, 2003 are estimated at $515,802,000 and $943,783,000, respectively. Our federal loss carryforward will begin to expire in the year 2020. A portion of our state loss carryforward will begin to expire in 2005. Our alternative minimum tax credit as of December 31, 2003 can be carried forward indefinitely to reduce future regular tax liability.

     The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)                                                  2003         2002          2001
 --------------                                                ------------ ------------ -------------

Income taxes charged (credited) to the income statement for
   continuing operations:
Current:
   Federal                                                       $ (12,632)  $ (159,844)    $ (37,003)
   State                                                             2,900       (2,562)        5,168
                                                               ------------ ------------ -------------
    Total current                                                   (9,732)    (162,406)      (31,835)

Deferred:
   Federal                                                          80,152     (230,388)       10,791
   Federal tax credits                                              (3,128)        (352)         (649)
   State                                                               (76)     (21,728)        6,888
                                                               ------------ ------------ -------------
    Total deferred                                                  76,948     (252,468)       17,030
                                                               ------------ ------------ -------------
    Subtotal                                                        67,216     (414,874)      (14,805)
Income taxes charged (credited) to the income statement for
   discontinued operations:
Current:
   Federal                                                               -      169,246         5,093
   State                                                                 -       11,328           774
                                                               ------------ ------------ -------------
    Total current                                                        -      180,574         5,867

Deferred:
   Federal                                                               -      (39,904)        2,726
   Investment tax credits                                                -            -          (332)
   State                                                                 -       (5,921)          686
                                                               ------------ ------------ -------------
    Total deferred                                                       -      (45,825)        3,080
                                                               ------------ ------------ -------------
    Subtotal                                                             -      134,749         8,947
Income tax benefit on dividends on convertible preferred securities:
Current:
   Federal                                                          (3,344)      (3,344)       (3,344)
   State                                                              (508)        (508)         (508)
                                                               ------------ ------------ -------------
    Subtotal                                                        (3,852)      (3,852)       (3,852)
Income taxes charged  to the income statement for
   extraordinary expense - Discontinuation of Statement of Financial
   Accounting Standards No. 71:
Deferred:
   Federal                                                               -            -        15,500
   State                                                                 -            -         6,157
                                                               ------------ ------------ -------------
    Subtotal                                                             -            -        21,657
                                                               ------------ ------------ -------------
Income taxes charged  to the income statement for
   cumulative effect of change in accounting principle:
Deferred:
   Federal                                                          35,414            -             -
   State                                                             6,177            -             -
                                                               ------------ ------------ -------------
    Subtotal                                                        41,591            -             -
                                                               ------------ ------------ -------------
      Total income taxes charged (credited) to the income
       statement (a)                                               104,955     (283,977)       11,947




Income taxes charged (credited) to shareholders' equity:
Deferred income taxes (benefits) on unrealized gains or losses on
   securities classified as available-for-sale                       5,539        2,726         2,908
Current benefit arising from stock options exercised                (2,535)        (720)       (3,001)
Deferred income taxes (benefits) arising from recognition of
   a minimum pension liability                                      13,373      (69,209)            -
                                                               ------------ ------------ -------------
      Income taxes charged (credited) to shareholders'
        equity (b)                                                  16,377      (67,203)          (93)
                                                               ------------ ------------ -------------
Total income taxes: (a) plus (b)                                 $ 121,332   $ (351,180)     $ 11,854
                                                               ============ ============ =============

(21) Net Income (Loss) Per Common Share:
     ----------------------------------

     The reconciliation of the net income (loss) per common share calculation for the years ended December 31, 2003, 2002 and 2001 is as follows:

($ in thousands, except per-share amounts)
 ----------------------------------------                              2003                2002                2001
                                                                 ------------------  ------------------  ------------------
Net income (loss) used for basic and diluted
   earnings per common share:
Income (loss) from continuing operations before extraordinary
   expense and cumulative effect of change in accounting principle       $ 122,083          $ (822,976)         $  (77,576)
Income from discontinued operations                                              -             179,891              17,875
                                                                 ------------------  ------------------  ------------------
Income (loss) before extraordinary expense and cumulative effect
   of change in accounting principle                                       122,083            (643,085)            (59,701)
Extraordinary expense                                                            -                   -              43,631
Income (loss) from cumulative effect of change in accounting
   principle                                                                65,769             (39,812)                  -
                                                                 ------------------  ------------------  ------------------
Total basic net income (loss) available for common shareholders          $ 187,852          $ (682,897)         $ (103,332)
                                                                 ==================  ==================  ==================

Effect of conversion of preferred securities                                 6,210                   -                   -
                                                                 ------------------  ------------------  ------------------
Total diluted net income (loss) available for common shareholders        $ 194,062          $ (682,897)         $ (103,332)
                                                                 ==================  ==================  ==================

Basic earnings (loss) per common share:
Weighted-average shares outstanding - basic                                282,434             280,686             273,721
                                                                 ------------------  ------------------  ------------------
Income (loss) from continuing operations before extraordinary
   expense and cumulative effect of change in accounting principle       $    0.44          $    (2.93)         $    (0.28)
Income from discontinued operations                                              -                0.64                0.06
                                                                 ------------------  ------------------  ------------------
Income (loss) before extraordinary expense and cumulative effect
   of change in accounting principle                                          0.44               (2.29)              (0.22)
Extraordinary expense                                                            -                   -               (0.16)
Income (loss) from cumulative effect of change in accounting
   principle                                                                  0.23               (0.14)                  -
                                                                 ------------------  ------------------  ------------------
Net income (loss) per share available for common shareholders            $    0.67          $    (2.43)         $    (0.38)
                                                                 ==================  ==================  ==================

Diluted earnings (loss) per common share:
Weighted-average shares outstanding                                        282,434             280,686             273,721
Effect of dilutive shares                                                    4,868               3,887               5,859
Effect of conversion of preferred securities                                15,134                   -                   -
                                                                 ------------------  ------------------  ------------------
Weighted-average shares outstanding - diluted                              302,436             284,573             279,580
                                                                 ==================  ==================  ==================
Income (loss) from continuing operations before extraordinary
   expense and cumulative effect of change in accounting principle       $    0.42          $    (2.93)         $    (0.28)
Income from discontinued operations                                              -                0.64                0.06
                                                                 ------------------  ------------------  ------------------
Income (loss) before extraordinary expense and cumulative effect
   of change in accounting principle                                          0.42               (2.29)              (0.22)
Extraordinary expense                                                            -                   -               (0.16)
Income (loss) from cumulative effect of change in accounting
   principle                                                                  0.22               (0.14)                  -
                                                                 ------------------  ------------------  ------------------
Net income (loss) per share available for common shareholders            $    0.64          $    (2.43)         $    (0.38)
                                                                 ==================  ==================  ==================

     For the years ended December 31, 2003, 2002 and 2001 options of 10,190,000, 14,391,000 and 10,447,000, respectively, at exercise prices ranging from $9.18 to $21.47 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In addition, for the years ended December 31, 2003, 2002 and 2001, restricted stock awards of 1,249,000, 1,004,000 and 1,232,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     We also have 18,400,000 potentially dilutive equity units with each equity unit consisting of a 6.75% senior note due 2006 and a purchase contract (warrant) for our common stock. The purchase contract obligates the holder to purchase from us, no later than August 17, 2004 for a purchase price of $25, the following number of shares of our common stock:

          * 1.7218 shares, if the average closing price of our common stock over the 20-day trading period ending on the third trading day prior to August 17, 2004 equals or exceeds $14.52;
          * A number of shares having a value, based on the average closing price over that period, equal to $25, if the average closing price of our common stock over the same period is less than $14.52 but greater than $12.10; and
          * 2.0661 shares, if the average closing price of our common stock over the same period is less than or equal to $12.10.

     These  securities were excluded from the computation of diluted EPS for all
     periods   reflected  above  because  their  inclusion  would  have  had  an antidilutive effect.

     We also have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share that have been included in the diluted income (loss) per common share calculation for the period ended December 31, 2003.

     As a result of our loss from continuing operations for the years ended December 31, 2002 and 2001, dilutive securities of 3,373,846 and 3,559,936 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods, respectively, because their inclusion would have had an antidilutive effect.

(22) Comprehensive Income (Loss):
     ----------------------------

     Comprehensive income consists of net income (loss) and other gains and losses affecting shareowners' investment and minimum pension liability that, under GAAP, are excluded from net income (loss).

     Our other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                              2003
                                                          --------------------------------------------
                                                            Before-Tax    Tax Expense/     Net-of-Tax
($ in thousands)                                             Amount        (Benefit)        Amount
 --------------                                           -------------  --------------  -------------

Net unrealized gains on securities:
   Net unrealized holding gains arising during period        $  14,470        $  5,539      $   8,931
   Minimum pension liability                                    34,935          13,373         21,562
                                                          -------------  --------------  -------------
Other comprehensive income                                   $  49,405        $ 18,912      $  30,493
                                                          =============  ==============  =============


                                                                              2002
                                                          --------------------------------------------
                                                           Before-Tax    Tax Expense/     Net-of-Tax
($ in thousands)                                             Amount        (Benefit)        Amount
 --------------                                           -------------  --------------  -------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $(101,137)       $(38,078)     $ (63,059)
   Add: Reclassification adjustments for net gain/
            losses realized in net loss                        108,376          40,804         67,572
   Minimum pension liability                                  (180,799)        (69,210)      (111,589)
                                                          -------------  --------------  -------------
Other comprehensive loss                                     $(173,560)       $(66,484)     $(107,076)
                                                          =============  ==============  =============


                                                                              2001
                                                          --------------------------------------------
                                                           Before-Tax    Tax Expense/     Net-of-Tax
($ in thousands)                                             Amount        (Benefit)        Amount
 --------------                                           -------------  --------------  -------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $ (70,771)      $(27,015)      $(43,756)
   Add: Reclassification adjustments for net losses
            realized in net loss                                78,168          29,923         48,245
                                                          -------------  --------------  -------------
Other comprehensive income                                   $   7,397       $   2,908      $   4,489
                                                          =============  ==============  =============

(23) Segment Information:
     --------------------

     We operate in three segments, ILEC, ELI (a CLEC), and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our remaining electric property is intended to be sold and is classified as "assets held for sale" and "liabilities related to assets held for sale."

     As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC). Our ILEC operations and ELI do not compete with each other in any individual market.

     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of the Company's ILEC properties share similar economic characteristics: they provide the same products and services to similar customers using comparable technologies in all the states we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not impact the economic characteristics or operating results of a particular property.

($ in thousands)                                 For the year ended December 31, 2003
 --------------                 -------------------------------------------------------------------------
                                                                                               Total
                                    ILEC           ELI              Gas         Electric      Segments
                                ------------- --------------    -------------  -----------  -------------
Revenue                          $ 2,040,935      $ 165,389        $ 137,686    $ 100,928    $ 2,444,938
Depreciation and Amortization        571,766         23,510                -            -        595,276
Reserve for Telecommunications
  Bankruptcies                        (5,524)         1,147                -            -         (4,377)
Restructuring and Other Expenses       9,373            314                -            -          9,687
Loss on Impairment                         -              -                -       15,300         15,300
Operating Income (Loss)              537,248          9,710           14,013       (3,359)       557,612
Capital Expenditures, net            244,089          9,496            9,877       13,984        277,446
Assets                             6,420,204        184,559                -       23,130      6,627,893

($ in thousands)                                 For the year ended December 31, 2002
 --------------                 -------------------------------------------------------------------------
                                                                                               Total
                                    ILEC           ELI              Gas         Electric      Segments
                                ------------- --------------    -------------  -----------  -------------
Revenue                          $ 2,062,905      $ 175,079        $ 216,517    $ 214,831    $ 2,669,332
Depreciation and Amortization        643,123        112,035              148          216        755,522
Reserve for Telecommunications
  Bankruptcies                        10,446            434                -            -         10,880
Restructuring and Other Expenses      30,054          7,132                -            -         37,186
Loss on Impairment                         -        656,658          152,300      265,100      1,074,058
Operating Income (Loss)              413,241       (759,161)        (119,579)    (222,090)      (687,589)
Capital Expenditures, net            288,823        122,003 (1)       21,035       18,625 (3)    450,486
Assets                             6,675,928        214,252          389,737       58,027      7,337,944

($ in thousands)                                  For the year ended December 31, 2001
 --------------                 -------------------------------------------------------------------------
                                                                                               Total
                                    ILEC           ELI              Gas         Electric      Segments
                                ------------- --------------    -------------  -----------  -------------
Revenue                          $ 1,594,053      $ 223,391        $ 411,534    $ 228,015    $ 2,456,993
Depreciation and Amortization        545,273         80,020              609        6,434        632,336
Reserve for Telecommunications
  Bankruptcies                        21,200              -                -            -         21,200
Restructuring and Other Expenses      15,148          4,179                -            -         19,327
Operating Income (Loss)              220,956        (71,165)          47,916       35,335        233,042
Capital Expenditures, net            391,377         28,233 (2)       34,138       32,706        486,454
Assets                             7,072,288        902,348          441,654      666,283      9,082,573

1) Includes $110,000,000 of previously leased facilities purchased by ELI in April 2002.
2) Does not include approximately $33,985,000 of non-cash ELI capital lease additions in 2001.
3)  Does  not  include  approximately   $38,000,000  of  non-cash  capital lease
additions.

     The following tables are reconciliations of certain sector items to the total consolidated amount.

($ in thousands)
 --------------                                     For the years ended December 31,
Capital Expenditures                              2003              2002          2001
                                              --------------    -------------  -----------
Total segment capital expenditures              $   277,446      $   450,486    $ 486,454
General capital expenditures                            569           18,256          817
                                              --------------    -------------  -----------
Consolidated reported capital expenditures      $   278,015      $   468,742    $ 487,271
                                              ==============    =============  ===========


Assets                                            2003              2002
                                              --------------    -------------
Total segment assets                            $ 6,627,893      $ 7,337,944
General assets                                    1,061,217          884,761
                                              --------------    -------------
Consolidated reported assets                    $ 7,689,110      $ 8,222,705
                                              ==============    =============

(24) Discontinuation of SFAS No. 71:
     -------------------------------

     We historically applied SFAS No. 71 in the preparation of our financial statements because our incumbent local exchange telephone properties (properties we owned prior to the 2000 and 2001 acquisitions of the Verizon, Qwest and Frontier properties) were predominantly regulated in the past following a cost of service/rate of return approach. Beginning in the third quarter of 2001, these properties no longer met the criteria for application of SFAS No. 71 due to the continuing process of deregulation and the introduction of competition to our existing rural local exchange telephone properties, and our expectation that these trends will continue for all our properties.

     Currently, pricing for a majority of our revenues is based upon price cap plans that limit prices to changes in general inflation and estimates of productivity for the industry at large, or upon market pricing, rather than on the specific costs of operating our business, a requirement for the application of SFAS No. 71. These trends in the deregulation of pricing and the introduction of competition are expected to continue in the near future as additional states adopt price cap forms of regulation.

     Discontinued application of SFAS No. 71 required us to write off all of the regulatory assets and liabilities of our incumbent local exchange telephone operations. As a result we recognized a non-cash extraordinary charge in our financial statements in the third quarter of 2001 as follows:

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
                                                                  ===========

     Under SFAS No. 71, we depreciated our telephone plant for financial reporting purposes over asset lives approved by the regulatory agencies setting regulated rates. As part of the discontinuance of SFAS No. 71, we revised the depreciation lives of our core technology assets to reflect their estimated economic useful lives. Based upon our evaluation of the pace of technology change that is estimated to occur in certain components of our rural telephone networks, we concluded that minor modifications as of the date of discontinuance were required in our asset lives for the major network technology assets as follows:

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

     Upon discontinuation of SFAS No. 71, we tested the balances of property, plant and equipment associated with the incumbent local exchange telephone properties for impairment under SFAS No. 121 (as required by SFAS No. 101). No impairment charge was required.

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

(25) Quarterly Financial Data (Unaudited):
     -------------------------------------

($ in thousands, except per share amounts)                          First        Second      Third       Fourth
 ----------------------------------------                          quarter       quarter     quarter     quarter
                                                                  ----------   ----------  ----------   ----------
2003
Revenue                                                           $ 651,862    $ 643,954   $ 595,037    $ 554,085
Operating income                                                    164,295      135,192     133,156      124,969
Income before cumulative effect of changes in accounting
  principle                                                          61,662       34,057      11,412       14,952
Net income                                                          127,431       34,057      11,412       14,952
Income before cumulative effect of changes in accounting
  principle available for common shareholders per basic share        $ 0.22       $ 0.12   $    0.04    $    0.05
Income before cumulative effect of changes in accounting
  principle available for common shareholders per diluted share      $ 0.22       $ 0.12   $    0.04    $    0.05
Net income available for common shareholders per basic share         $ 0.45       $ 0.12   $    0.04    $    0.05
Net income available for common shareholders per diluted share       $ 0.45       $ 0.12   $    0.04    $    0.05

2002
Revenue                                                           $ 679,334    $ 662,439   $ 668,831    $ 658,728
Operating income (loss)                                             100,359       82,568    (969,038)      98,522
Income (loss) before cumulative effect of changes in accounting
  principle                                                         123,038      (41,559)   (700,104)     (24,460)
Net income (loss)                                                    83,226      (41,559)   (700,104)     (24,460)
Income (loss) before cumulative effect of changes in accounting
  principle available for common shareholders per basic share        $ 0.44      $ (0.15)  $   (2.49)   $   (0.09)
Income (loss) before cumulative effect of changes in accounting
  principle available for common shareholders per diluted share      $ 0.43      $ (0.15)  $   (2.49)   $   (0.09)
Net income (loss) available for common shareholders per basic
  share                                                              $ 0.30      $ (0.15)  $   (2.49)   $   (0.09)
Net income (loss) available for common shareholders per diluted
  share                                                              $ 0.29      $ (0.15)  $   (2.49)   $   (0.09)

     The quarterly net income (loss) per common share amounts are rounded to the nearest cent. Annual net income (loss) per common share may vary depending on the effect of such rounding.

     2003 Transactions
     -----------------
     On April 1, 2003, we completed the sale of approximately 11,000 access lines in North Dakota for approximately $25,700,000 in cash.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash.

     On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119,290,000 in cash and assumed liabilities. The initial pre-tax loss on the sale was $18,480,000 recognized in the third quarter of 2003. We recognized an additional loss on the sale of $700,000 in the fourth quarter of 2003 due to customary sale price adjustments.

     On August 11, 2003, we completed the sale of our Arizona gas and electric divisions for $224,100,000 in cash. The initial pre-tax loss on the sale was $12,791,000 recognized in the third quarter of 2003. We recognized an additional loss on the sale of $5,700,000 in the fourth quarter of 2003 due to customary sale price adjustments.

     In the third quarter 2003, we recognized a non-cash pre-tax impairment loss of $4,000,000 related to the electric sector assets held for sale, in accordance with the provisions of SFAS No. 144.

     In the fourth quarter 2003, we recognized an additional non-cash pre-tax impairment loss of $11,300,000 related to the electric sector assets held for sale, in accordance with the provisions of SFAS No. 144.

     On December 2, 2003, we completed the sale of substantially all of our Vermont electric division's transmission assets for $7,344,000 in cash (less $1,837,000 in refunds to customers per an order by the Vermont Public Service Board).

     In the fourth quarter 2003, we reduced our reserve for telecommunications bankruptcies by approximately $6.6 million as a result of a settlement with WorldCom/MCI.

     Restructuring and other expenses in 2003 primarily consist of severance expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer useful.

     2002 Transactions
     -----------------
     On January 15, 2002, we completed the sale of our water and wastewater operations for $859,100,000 in cash and $122,500,000 of assumed debt and other liabilities.

     In the third quarter 2002, we recognized non-cash pre-tax impairment losses of $656,658,000 related to property, plant and equipment in the ELI sector and $417,400,000 related to the gas and electric sector assets held for sale, in each case in accordance with the provisions of SFAS No. 144.

     On October 31, 2002, we completed the sale of approximately 4,000 access lines in North Dakota for $9,700,000 in cash.

     On November 1, 2002, we completed the sale of our Kauai electric division to KIUC for $215,000,000 in cash.

     Restructuring and other expenses in 2002 are primarily related to various restructurings, $32,985,000 of severance expenses related to reductions in personnel at our telecommunications operations, costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs and $6,800,000 of pre-tax costs and expenses related to our tender offer in the second quarter of 2002 for all of the ELI common shares that we did not already own. These costs were partially offset by a $2,825,000 pre-tax reversal of an ELI accrual.

     As a result of Adelphia's price declines and filing for bankruptcy, during the first and second quarters of 2002 we recognized other than temporary pre-tax losses of $49,700,000 and $45,600,000, respectively, as the declines were determined to be other than temporary.

     As of December 31, 2002, we owned 1,333,500 shares of D & E common stock. As the result of an other than temporary decline in D & E's stock price, we recognized a pre-tax loss of $16,400,000 on our investment during the quarter ended December 31, 2002.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global Crossing. We have ongoing commercial relationships with Global Crossing affiliates. We reserved a total of $29,000,000 of Global Crossing receivables during 2001 and 2002 as a result of Global Crossing's filing for bankruptcy to reflect our best estimate of the net realizable value of receivables incurred from these commercial relationships. We recorded a pre-tax write-down of such receivables in the amount of $7,800,000 in the first quarter 2002 and $21,200,000 in the fourth quarter of 2001. In 2002, as the result of a settlement agreement with Global Crossing, we reversed $11,600,000 of our previous reserve of the net realizable value of these receivables.

(26) Retirement Plans:
     -----------------

     We sponsor a noncontributory defined benefit pension plan covering a significant number of our employees and other postretirement benefit plans that provide medical, dental, life insurance benefits and other benefits for covered retired employees and their beneficiaries and covered dependents. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to meet ERISA funding requirements while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities.

     The accounting results for pension and postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. The Company reviews these assumptions for changes annually with its outside actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

     The discount rate is used to value, on a present basis, our pension and postretirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the interest rates for long-term high quality corporate bonds. This rate can change from year-to-year based on market conditions that impact corporate bond yields.

     The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns.

     The expected long-term rate of return on plan assets is based on an asset allocation assumption of 30% to 45% in fixed income securities and 55% to 70% in equity securities. We review our asset allocation at least annually and make changes when considered appropriate. We continue to evaluate our own actuarial assumptions, including the expected rate of return, at least annually. Our pension plan assets are valued at actual market value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

     Accounting standards require that Citizens record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement
     (balance sheet) date. In the fourth quarter of 2002, due to weak performance in the equity markets during 2002 as well as a decrease in the year-end discount rate, the Company recorded an additional minimum pension liability in the amount of $180,798,000 with a corresponding charge to shareholders' equity of $111,589,000, net of taxes of $69,209,000. In the fourth quarter of 2003, due to strong performance in the equity markets during 2003, partially offset by a decrease in the year-end discount rate, the Company recorded a reduction to its minimum pension liability in the amount of $34,935,000 with a corresponding credit to shareholders' equity of $21,562,000, net of taxes of $13,373,000. These adjustments did not impact our earnings or cash flows for either year. If discount rates and the equity markets performance decline, the Company would be required to increase its minimum pension liabilities and record additional charges to shareholder's equity in the future.

     Actual results that differ from our assumptions are added or subtracted to our balance of unrecognized actuarial gains and losses. For example, if the year-end discount rate used to value the plan's projected benefit obligation decreases from the prior year-end, then the plan's actuarial loss will increase. If the discount rate increases from the prior year-end then the plan's actuarial loss will decrease. Similarly, the difference generated from the plan's actual asset performance as compared to expected performance would be included in the balance of unrecognized gains and losses.

     The impact of the balance of accumulated actuarial gains and losses are recognized in the computation of pension cost only to the extent this balance exceeds 10% of the greater of the plan's projected benefit obligation or market value of plan assets. If this occurs, that portion of gain or loss that is in excess of 10% is amortized over the estimated future service period of plan participants as a component of pension cost. The level of amortization is affected each year by the change in actuarial gains and losses and could potentially be eliminated if the gain/loss activity reduces the net accumulated gain/loss balance to a level below the 10% threshold.

     Effective February 1, 2003, the pension plan was frozen for all non-union plan participants. The vested benefit earned through that date is protected by law and will be available upon retirement. No additional benefit accruals for service will occur after February 1, 2003 for those participants.

                                  Pension Plan
                                  ------------
     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 2003 and 2002 and net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001.

($ in thousands)                                                   2003          2002
 --------------                                                ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 780,237      $ 759,927
Service cost                                                         6,479         12,159
Interest cost                                                       49,103         53,320
Amendments                                                         (22,164)             -
Actuarial loss                                                      43,146         28,948
Acquisitions/Divestitures                                                -         (6,239)
Settlement due to transfer of plan                                 (22,475)             -
Plant closings/Reduction in force                                   (1,198)        (5,609)
Benefits paid                                                      (71,445)       (62,269)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 761,683      $ 780,237
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 692,361      $ 798,293
Actual return on plan assets                                       121,821        (60,026)
Settlement due to transfer of plan                                 (23,115)             -
Employer contribution                                                    -         16,363
Benefits paid                                                      (71,445)       (62,269)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 719,622      $ 692,361
                                                              ============= ==============

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $ (42,061)     $ (87,876)
Unrecognized net liability                                               -             17
Unrecognized prior service cost                                     (2,232)        (1,450)
Unrecognized net actuarial loss                                    171,071        235,107
                                                              ------------- --------------
Prepaid benefit cost                                             $ 126,778      $ 145,798
                                                              ============= ==============

Amounts recognized in the statement of financial position
---------------------------------------------------------
Prepaid benefit cost                                             $       -      $   6,874
Accrued benefit liability                                          (19,086)       (41,874)
Other comprehensive income                                         145,864        180,798
                                                              ------------- --------------
Net amount recognized                                            $ 126,778      $ 145,798
                                                              ============= ==============


($ in thousands)                                                   2003          2002            2001
 --------------                                               ------------- -------------- ---------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                      $  6,479       $ 12,159       $  14,065
Interest cost on projected benefit obligation                       49,103         53,320          37,680
Return on plan assets                                              (53,999)       (63,258)        (44,852)
Amortization of prior service cost and unrecognized
       net obligation                                                 (172)          (106)           (242)
Amortization of unrecognized loss                                   11,026          2,137               -
                                                              ------------- -------------- ---------------
Net periodic benefit cost                                           12,437          4,252           6,651
Curtailment/settlement charge                                        6,585              -               -
                                                              ------------- -------------- ---------------
Total periodic benefit cost                                       $ 19,022       $  4,252       $   6,651
                                                              ============= ============== ===============


     The plan's weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                              2003           2002
                                              ----           ----
          Asset category:
          --------------
            Equity securities                  62%            54%
            Debt securities                    36%            36%
            Cash and other                      2%            10%
                                             ------         ------
            Total                             100%           100%
                                             ======         ======

     The Company's expected contribution to the plan in 2004 is $0.

     The accumulated benefit obligation for the plan was $738,709,000 and $711,870,000 at December 31, 2003 and 2002, respectively.

     Assumptions used in the computation of pension and postretirement benefits other than pension costs/year-end benefit obligations were as follows:

                                                         2003           2002
                                                        --------      -------
     Discount rate                                       6.75/6.25%   7.25/6.75%
     Expected long-term rate of return on plan assets    8.25%/N/A    8.25%/N/A
     Rate of increase in compensation levels             4.0%/4.0%    4.0%/4.0%

     In June 2001, we acquired Frontier, including substantially all their pension assets and benefit obligations. This acquisition increased the pension benefit obligation by $447,279,000 and the fair value of plan assets by $583,190,000 as of June 29, 2001.

     As part of the Frontier acquisition, Global Crossing and we agreed to the transfer of pension liabilities and assets related to substantially all Frontier employees. The liabilities associated with the Frontier employees retained by Global Crossing were valued following the Pension Benefit Guaranty Corporation's "safe harbor" rules. Prior to Global Crossing's bankruptcy filing, Global Crossing and we reached an agreement on the value of the pension assets and liabilities to be retained by Global Crossing as well as the time frame and procedures by which the remainder of the assets were to be transferred to a pension trust held by Citizens. Global Crossing failed to execute and deliver an authorization letter to the Frontier plan trustee directing the trustee to transfer to our pension plan record ownership of the transferred assets. We initiated an adversary proceeding with the Bankruptcy Court supervising Global Crossing's bankruptcy proceeding, to determine and declare that Global Crossing's obligation was not "executory", and to compel Global Crossing to execute and deliver such authorization letter. On December 18, 2002 we entered into a stipulation with Global Crossing and other parties, "so ordered" by the bankruptcy court, fully and finally settling the adversary proceeding. Pursuant to the stipulation and order, on February 3, 2003 Global Crossing instructed the Frontier Plan Trustee to transfer record ownership of the transferred assets with a market value of $447,800,000 to our pension plan, and the transfer in fact took place on that date.

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     The following tables set forth the plan's benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our balance sheets at December 31, 2003 and 2002 and net periodic postretirement benefit costs for the years ended December 31, 2003, 2002 and 2001:

($ in thousands)                                                  2003          2002
 --------------                                               ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 210,683      $ 190,342
Service cost                                                         1,387          1,350
Interest cost                                                       13,606         13,753
Plan participants' contributions                                     3,723          3,771
Actuarial loss                                                      16,835         21,406
Acquisitions/Divestitures                                                -         (4,348)
Plant closings/Reduction in force                                        -         (1,950)
Benefits paid                                                      (22,897)       (13,641)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 223,337      $ 210,683
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $  27,050      $  29,090
Actual return on plan assets                                         1,624         (1,711)
Benefits paid                                                      (19,173)        (9,870)
Employer contribution                                               19,568          9,541
Acquisitions/Divestitures                                           (1,576)             -
                                                              ------------- --------------
 Fair value of plan assets at end of year                        $  27,493      $  27,050
                                                              ============= ==============

Accrued benefit cost
--------------------
Funded status                                                    $(195,844)     $(183,633)
Unrecognized transition obligation                                     211            234
Unrecognized prior service cost                                         13             16
Unrecognized loss                                                   49,982         35,048
                                                              ------------- --------------
Accrued benefit cost                                             $(145,638)     $(148,335)
                                                              ============= ==============


($ in thousands)                                                  2003          2002            2001
 --------------                                               ------------- -------------- ---------------
Components of net periodic postretirement benefit cost
------------------------------------------------------
Service cost                                                      $  1,387       $  1,350         $   937
Interest cost on projected benefit obligation                       13,606         13,753           8,812
Return on plan assets                                               (2,133)        (2,438)         (2,227)
Amortization of prior service cost and transition obligation            26             26              25
Amortization of unrecognized (gain)/loss                             3,985          2,383             204
Settlement loss                                                          -              -             491
                                                              ------------- -------------- ---------------
Net periodic postretirement benefit cost                          $ 16,871       $ 15,074         $ 8,242
                                                              ============= ============== ===============

     The plan's weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                        2003          2002
                                      -------       ------
        Asset category:
         --------------
           Equity securities             16%            13%
           Debt securities               63%            66%
           Cash and other                21%            21%
                                      --------       -------
           Total                        100%           100%
                                      ========       =======

     The Company's expected contribution to the plan in 2004 is $14,200,000.

     For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7 - 11% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2010 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be
     $1,566,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $21,266,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1,314,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(18,094,000).

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act.

     In August 1999, our Board of Directors approved a plan of divestiture for the public services properties. Any pension and/or postretirement gain or loss associated with the divestiture of these properties will be recognized when realized. During 2002, we sold our entire water distribution and wastewater treatment business and one of our three electric businesses. The pension plan has been frozen from the date of sale and we have retained those liabilities. During 2003, we sold our remaining gas businesses in Hawaii and Arizona as well as our electric business in Arizona. The pension plan covering union employees for the Hawaiian gas property was transferred in its entirety to the buyer. The pension plan liabilities covering the remaining employees transferred have been retained by us. In all transactions, the buyer assumed the retiree medical liabilities for those properties.

     In June 2001, we acquired Frontier Corp., including their postretirement benefit plans. This acquisition increased the accumulated postretirement benefit obligation by $118,819,000 and the fair value of plan assets by $3,334,000 as of June 29, 2001.

                              401(k) Savings Plans
                              --------------------
     We sponsor an employee retirement savings plan under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees. Under the Plan, we provide matching and certain profit-sharing contributions. Effective May 1, 2002, the Plan was amended to provide for employer contributions to be made in cash rather than Company stock, impacting all non-union employees and most union employees. Employer contributions were $9,724,000, $10,331,000 and $6,878,000 for 2003, 2002 and 2001, respectively.

(27) Commitments and Contingencies:
     ------------------------------

     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counter claims against the City. On October 24, 2003, we filed a motion for partial summary judgment with respect to the City's claims under CERCLA. We anticipate a decision on that motion sometime in the first or second quarter of 2004. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover costs of our defense of that lawsuit.

     In connection with an informal inquiry initiated on November 15, 2002, that we believe was the result of allegations made to federal authorities during their investigation of an embezzlement by two of our former officers, we have been cooperating fully with the New York office of the Securities and Exchange Commission. We have provided requested documents to the SEC and we have agreed to comply with an SEC request that, in connection with the informal inquiry that it has initiated, we preserve financial, audit, and accounting records.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We have budgeted capital expenditures in 2004 of approximately $276,000,000, including $265,000,000 for ILEC and $11,000,000 for ELI.
     Certain commitments have been entered into in connection therewith. We generally do not enter into firm, committed contracts for such activities.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases and future minimum capital lease payments for continuing operations as of December 31, 2003 are as follows:

       ($ in thousands)                                                          Capital          Operating
        --------------                                                           Leases             Leases
                                                                              -----------      --------------

       Year ending December 31:
             2004                                                               $  1,189          $  23,601
             2005                                                                  1,178             15,328
             2006                                                                  1,183             13,481
             2007                                                                  1,189             10,445
             2008                                                                  1,214              9,460
             Thereafter                                                           24,110             34,813
                                                                              ------------      --------------

                     Total minimum lease payments                                 30,063          $ 107,128
                                                                                                ==============

       Less amount representing interest (rates range from 9.25% to 10.65%)      (20,002)
                                                                              ------------
                      Present value of net minimum capital lease payments         10,061

       Less current installments of obligations under capital leases                (151)
                                                                              ------------
                     Obligations under capital leases, excluding
                         current installments                                   $  9,910
                                                                              ============

     Total rental expense included in our results of operations for the years ended December 31, 2003, 2002 and 2001 was $33,008,000, $36,550,000 and
     $38,829,000 respectively. We sublease, on a month-to-month basis, certain office space in our corporate office to a charitable foundation formed by our Chairman.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on leased traffic subject to minimum monthly fees. We also purchase capacity and associated energy from various electric energy suppliers. Some of these contracts obligate us to pay certain capacity costs whether or not energy purchases are made. These contracts are intended to complement the other components in our power supply to achieve the most economic mix reasonably available.

     At December 31, 2003, the estimated future payments for long distance contracts that we are obligated for are as follows:

($ in thousands)              Year          ILEC / ELI
 --------------          --------------   --------------
                              2004              $ 57,881
                              2005                22,750
                              2006                 6,000
                              2007                     -
                              2008                     -
                           thereafter                  -
                                           --------------
                              Total             $ 86,631
                                           ==============


     The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, have entered into a purchase power agreement with Hydro-Quebec. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. As of December 31, 2003, 2002 and 2001, our obligation under the agreement is approximately 10% of the total contract. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement. Such a result could have a materially adverse effect on our financial results. Our liability under this agreement continues after we have completed the sale of our Vermont electric division and may be subject to the provisions of FIN 45, which, if applicable, would require us to recognize a liability for the fair value of the obligation under the guarantee, as well as provide additional disclosures about the obligations associated with the guarantee.

     At December 31, 2003, we have outstanding performance letters of credit as follows:

                ($ in thousands)
                 --------------

                CNA                       $ 19,404
                ELI projects                    50
                                          --------
                   Total                  $ 19,454
                                          ========

     During 2003, the Qwest, Pinnacle and Water projects letters of credit in the amount of $64,280,000, $40,000,000 and $1,809,000, respectively, were canceled.

     CNA acts as our agent with respect to general liability claims (auto, workers compensation and other insured perils of the Company). As our agent, they administer all claims and make payments for claims on our behalf. The Company reimburses CNA for such services upon presentation of their invoice. To act as our agent and make payments on our behalf, CNA requires that we establish a letter of credit in their favor. CNA could potentially draw against this letter of credit if we failed to reimburse CNA in accordance with the terms of our agreement. The value of the letter of credit is reviewed annually and adjusted based on claims history.

     None of the above letters of credit restrict our cash balances.

(28) Subsequent Events:
     ------------------

     Our Board of Directors has approved retention and "change of control" arrangements to incent certain executives and employees to continue their employment with Citizens while we explore and consider our financial and strategic alternatives. These arrangements include a mix of cash retention payments, equity awards and enhanced severance and are contingent upon the occurrence of certain events and tenure. If (i) the covered employees remain with the Company for specified time periods, (ii) a change of control (as defined) occurs and (iii) all employees covered by the arrangements are terminated, additional compensation currently estimated to be approximately $54,000,000 in the aggregate is payable to the employees. If (i) the covered employees remain for the specified time periods and (ii) a "change of control" occurs but none of the employees are terminated, the amount payable to the employees would be reduced to approximately $45,000,000. If no "change of control" occurs, but the covered employees remain with the Company for the specified periods, we expect to recognize (assuming all the employees remain for the specified periods), approximately $9,800,000 of additional compensation expense in 2004, $3,400,000 in 2005 and $3,000,000 in 2006, pursuant to the arrangements.

     In addition to the arrangements and amounts described in the preceding paragraph, restrictions on stock that has been previously awarded to employees as part of their regular compensation would lapse in the event of a change of control. We expense such grants over their vesting life (typically three to four years). We will expense approximately $8,500,000 of such restricted stock awards in 2004, which is consistent with our prior years' expense. The unamortized cost with respect to such restricted stock at the end of 2004 that would be accelerated and immediately expensed upon a change in control is currently estimated to be approximately $23,000,000.

     The Board of Directors and Shareholders
     Citizens Communications Company:

     We have audited and reported separately herein on the balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. Our report refers to the adoption of Statement of Financial Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangibles Assets" as of January 1, 2002 and to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.

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




                                                  /s/ KPMG LLP



     New York, New York
     March 4, 2004

     Schedule II

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                ($ in thousands)
                                 --------------

                                            Balance at     Charged to
                                           Beginning of    Revenue or                   Frontier                       Balance at
      Accounts                               Period         Expense      Recoveries   Acquisition   Deductions       End of Period
---------------------------------------  --------------- --------------  ----------   -----------   -----------      --------------

Allowance for doubtful accounts
                    2001                     23,913        51,234  (1)     5,966         10,709        (24,221)           67,601
                    2002                     67,601        52,805         14,130              -        (95,590) (2)       38,946
                    2003                     38,946        33,972         22,411              -        (47,997)           47,332


       (1) Includes the reserve for Global receivables.
       (2) Net of recoveries of amounts previously written off.