Form 10-Q
period 2004-03-31
CITIZENS COMMUNICATIONS CO
filed 2004-05-06
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         06-0619596
-------------------------------               ---------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


             3 High Ridge Park
           Stamford, Connecticut                           06905
-------------------------------------------            ------------
  (Address of principal executive offices)              (Zip Code)

                                 (203) 614-5600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                  Yes X   No
                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X   No
                                     ---    ---

The number of shares outstanding of the registrant's Common Stock as of April 30, 2004 was 287,442,334.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index


                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at March 31, 2004 and December 31, 2003                                2

       Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003           3

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2003 and the three months ended March 31, 2004 4

       Consolidated  Statements  of  Comprehensive  Income for the three months ended March
       31, 2004 and 2003
       4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003           5

       Notes to Consolidated Financial Statements                                                         6

     Management's Discussion and Analysis of Financial Condition and Results of Operations               19

     Quantitative and Qualitative Disclosures about Market Risk                                          32

     Controls and Procedures                                                                             34

   Part II.  Other Information

     Legal Proceedings                                                                                   35

     Exhibits and Reports on Form 8-K                                                                    35

     Signature                                                                                           37






                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)


                                                       March 31,   December 31,
                                                         2004         2003
                                                     ------------ -------------
ASSETS
------
Current assets:
   Cash and cash equivalents                         $   648,012  $   583,671
   Accounts receivable, less allowances of $46,787
    and $47,332 respectively                             222,212      248,473
   Other current assets                                   38,316       40,984
   Assets held for sale                                   24,427       23,130
                                                     ------------ ------------
    Total current assets                                 932,967      896,258

Property, plant and equipment, net                     3,471,513    3,525,640
Goodwill, net                                          1,940,318    1,940,318
Other intangibles, net                                   780,777      812,407
Investments                                               55,374       44,316
Other assets                                             479,084      470,171
                                                     ------------ ------------
       Total assets                                  $ 7,660,033  $ 7,689,110
                                                     ============ ============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                $     7,082  $    88,002
   Accounts payable and other current liabilities        433,696      437,225
   Liabilities related to assets held for sale            10,742       11,128
                                                     ------------ ------------
    Total current liabilities                            451,520      536,355

Deferred income taxes                                    467,243      447,056
Customer advances for construction and contributions
 in aid of construction                                   96,078      122,035
Other liabilities                                        314,011      311,602
Equity units                                             460,000      460,000
Long-term debt                                         4,402,108    4,195,629
Company Obligated Mandatorily Redeemable Convertible
 Preferred securities                                           -     201,250

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized
    shares; 287,078,000 and 284,709,000 outstanding at
    March 31, 2004 and December 31, 2003, respectively,
    and 295,434,000 issued at March 31, 2004 and
    December 31, 2003)                                    73,858       73,858
   Additional paid-in capital                          1,926,400    1,953,317
   Accumulated deficit                                  (322,313)    (365,181)
   Accumulated other comprehensive loss                  (72,434)     (71,676)
   Treasury stock                                       (136,438)    (175,135)
                                                     ------------ ------------
    Total shareholders' equity                         1,469,073    1,415,183
                                                     ------------ ------------
        Total liabilities and equity                 $ 7,660,033  $ 7,689,110
                                                     ============ ============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the company (see Note 13).


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                         2004             2003
                                                                                     --------------  ---------------
Revenue                                                                                  $ 558,468        $ 651,862

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                          57,064          113,219
     Other operating expenses                                                              217,740          235,800
     Depreciation and amortization                                                         143,858          138,548
                                                                                     --------------  ---------------
Total operating expenses                                                                   418,662          487,567
                                                                                     --------------  ---------------

Operating income                                                                           139,806          164,295

Investment and other income, net                                                            25,294           47,919
Interest expense                                                                            97,782          109,023
                                                                                     --------------  ---------------
     Income before income taxes, dividends on convertible preferred
       securities, and cumulative effect of change in accounting principle                  67,318          103,191
Income tax expense                                                                          24,450           39,976
                                                                                     --------------  ---------------

     Income before dividends on convertible preferred securities and
       cumulative effect of change in accounting principle                                  42,868           63,215

Dividends on convertible preferred securities, net of tax benefit
     of $0 and $(963), respectively                                                              -            1,553
                                                                                     --------------  ---------------

     Income before cumulative effect of change in accounting principle                      42,868           61,662

Cumulative effect of change in accounting principle, net of tax
     of $0 and $41,591, respectively                                                             -           65,769
                                                                                     --------------  ---------------
     Net income available to common shareholders                                         $  42,868        $ 127,431
                                                                                     ==============  ===============

Basic income per common share:
     Income before cumulative effect of change in accounting principle                   $    0.15        $    0.22
     Cumulative effect of change in accounting principle                                         -             0.23
                                                                                     --------------  ---------------
      Net income available to common shareholders                                        $    0.15        $    0.45
                                                                                     ==============  ===============

Diluted income per common share:
     Income before cumulative effect of change in accounting principle                   $    0.15        $    0.21
     Cumulative effect of change in accounting principle                                         -             0.22
                                                                                     --------------  ---------------
     Net income available to common shareholders                                         $    0.15        $    0.43
                                                                                     ==============  ===============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE THREE MONTHS ENDED MARCH 31, 2004
                                ($ in thousands)
                                   (Unaudited)


                                                                  Retained      Accumulated
                                  Common Stock       Additional   Earnings        Other           Treasury Stock         Total
                                ------------------    Paid-In   (Accumulated    Comprehensive  -------------------    Shareholders'
                                Shares    Amount      Capital     Deficit)     Income (Loss)     Shares     Amount      Equity
                                -------- --------   ----------- ------------   --------------- ---------- -----------  ------------

Balance January 1, 2003         294,080   $73,520  $ 1,943,406  $ (553,033)    $(102,169)        (11,598) $ (189,585)  $1,172,139
  Stock plans                     1,354       338        9,911           -             -             873      14,450       24,699
  Net income                          -         -            -     187,852             -               -           -      187,852
  Other comprehensive income, net
   of tax and reclassifications
   adjustment                         -         -            -           -        30,493               -           -       30,493
                                -------- --------- ------------ -----------    ------------      -------- -----------  -----------
                                295,434    73,858    1,953,317    (365,181)      (71,676)        (10,725)   (175,135)   1,415,183
  Stock plans                         -         -      (26,917)          -             -           2,369      38,697       11,780
  Net income                          -         -            -      42,868             -               -           -       42,868
  Other comprehensive loss, net
   of tax and reclassifications
   adjustment                         -         -            -           -          (758)              -           -         (758)
                                -------- --------- ------------ -----------   ------------       -------- -----------  -----------
                                295,434   $73,858  $ 1,926,400  $ (322,313)    $ (72,434)         (8,356) $ (136,438)  $1,469,073
                                ======== ========= ============ ===========   ============       ======== ===========  ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                ($ in thousands)
                                   (Unaudited)

                                                For the three months ended March 31,
                                               ---------------------------------------
                                                      2004                2003
                                               -------------------  ------------------

Net income                                               $ 42,868           $ 127,431
Other comprehensive income (loss), net of
  tax and reclassifications adjustments*                     (758)              3,890
                                               -------------------  ------------------
  Total comprehensive income                             $ 42,110           $ 131,321
                                               ===================  ==================

               * Consists of unrealized holding gains/(losses) of
                             marketable securities.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                ($ in thousands)

                                                                            2004             2003
                                                                       ---------------  ---------------


Income before cumulative effect of change in accounting principle         $    42,868        $  61,662
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization expense                                   143,858          138,548
      Gain on expiration/settlement of customer advances                      (24,182)          (6,165)
      Gain on capital lease termination                                             -          (40,703)
      Other non-cash adjustments                                                2,870            1,957
      Deferred taxes                                                           20,991           79,808
      Change in accounts receivable                                            20,799           24,281
      Change in accounts payable and other liabilities                         (2,690)         (71,428)
      Change in other current assets                                            2,668           12,392
                                                                       ---------------  ---------------
Net cash provided by operating activities                                     207,182          200,352

Cash flows from investing activities:
      Proceeds from sale of assets, net of selling expenses                         -              553
      Capital expenditures                                                    (55,188)         (47,752)
      Securities purchased                                                          -              (22)
                                                                       ---------------  ---------------
Net cash used by investing activities                                         (55,188)         (47,221)

Cash flows from financing activities:
      Long-term debt principal payments                                       (93,560)         (89,438)
      Issuance of common stock                                                  7,682            3,198
      Repayment of customer advances for
        construction and contributions in aid of construction                  (1,775)          (4,145)
                                                                       ---------------  ---------------
Net cash used by financing activities                                         (87,653)         (90,385)

Increase in cash and cash equivalents                                          64,341           62,746
Cash and cash equivalents at January 1,                                       583,671          393,177
                                                                       ---------------  ---------------

Cash and cash equivalents at March 31,                                    $   648,012        $ 455,923
                                                                       ===============  ===============

Cash paid during the period for:
      Interest                                                            $    98,062        $ 107,982
      Income taxes                                                        $       227        $     310

Non-cash investing and financing activities:
      Change in fair value of interest rate swaps                         $     7,363        $     711
      Note receivable from sale of assets                                 $         -        $  21,306

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
     (a) Basis of Presentation and Use of Estimates: Citizens Communications Company and its subsidiaries are referred to as "we," "us" "our" or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our 2003 Annual Report on Form 10-K. Certain reclassifications of balances previously reported have been made to conform to current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation rates, pension assumptions, calculations of impairment amounts, reserves established for receivables, income taxes and contingencies.

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

     (d)  Goodwill and Other Intangibles:
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment, at least annually. In performing this test, the Company first compares the carrying amount of its reporting units to their respective fair values. If the carrying amount of any reporting unit exceeds its fair value, the Company is required to perform step two of the impairment test by comparing the implied fair value of the reporting unit's goodwill with its carrying amount. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.

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

          We ceased to record depreciation expense on the gas assets held for sale effective October 1, 2000 and on the electric assets held for sale effective January 1, 2001 (see Note 6).

     (f)  Derivative Instruments and Hedging Activities:
          We account for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

          We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

     (g)  Employee Stock Plans:
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we apply Accounting Principles Board Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock.

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

          We provide pro forma net income and pro forma net income per common share disclosures for employee stock option grants made in 1995 and thereafter on the fair value of the options at the date of grant. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2004           2003
                                                               ------------    ------------
             ($ in thousands)

             Net income available              As reported     $    42,868     $ 127,431
             for common shareholders

             Add: Stock-based employee
             compensation expense included
             in reported net income, net of
             related tax effects
                                                                     2,091
                                                                                   1,028

             Deduct: Total stock-based
             employee compensation expense
             determined under fair
             value based method for all
             awards, net of related tax
             effects                                                (4,058)       (3,327)
                                                               -----------    ----------

                                               Pro forma       $    40,901     $ 125,132
                                                               ===========    ==========

             Net income per common share
             available for common
             shareholders                      As reported:
                                                  Basic        $      0.15     $    0.45
                                                  Diluted             0.15          0.43
                                               Pro forma:
                                                  Basic        $      0.14     $    0.44
                                                  Diluted             0.14          0.42

     (h)  Net Income Per Common Share Available for Common Shareholders:
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible preferred stock. In addition, the related interest on preferred stock dividends (net of tax) is added back to income since it would not be paid if the preferred stock was converted to common stock.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     -----------------------------------------------------------------

     Accounting for Asset Retirement Obligations
     -------------------------------------------
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65,769,000. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2003 as the Company has no legal obligation to remove certain of its long-lived assets.

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

     Guarantees
     ----------
     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor be required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantee. The provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, whereas the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 on January 1, 2003 did not have any material impact on our financial position or results of operations.

     Variable Interest Entities
     --------------------------
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the EPPICS, issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust and the related Citizens Utilities Capital L.P., were our only VIEs. The adoption of FIN 46R on January 1, 2004 did not have any material impact on our financial position or results of operations.

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

     Financial Instruments with Characteristics of Both Liabilities and Equity
     -------------------------------------------------------------------------
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

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

     The FASB also recently issued an Exposure Draft that would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. We will continue to monitor the progress on the issuance of this standard.

(3)  Accounts Receivable:
     -------------------
     The components of accounts receivable, net at March 31, 2004 and December 31, 2003 are as follows:

($ in thousands)                             March 31, 2004    December 31, 2003
                                            ----------------- ---------------------

Customers                                          $ 232,389             $ 247,894
Other                                                 36,610                47,911
Less:  Allowance for doubtful accounts               (46,787)              (47,332)
                                            ----------------- ---------------------
   Accounts receivable, net                        $ 222,212             $ 248,473
                                            ================= =====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $3,709,000 and $4,646,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at March 31, 2004 and December 31, 2003 is as follows:

        ($ in thousands)                            March 31, 2004        December 31, 2003
                                                  --------------------   ---------------------

        Property, plant and equipment                     $ 6,295,803             $ 6,221,307
        Less: accumulated depreciation                     (2,824,290)             (2,695,667)
                                                  --------------------   ---------------------
             Property, plant and equipment, net           $ 3,471,513             $ 3,525,640
                                                  ====================   =====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $112,228,000 and $106,836,000 for the three months ended March 31, 2004 and 2003, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment in our ILEC segment. As part of the preparation and adoption of SFAS No. 143, we analyzed depreciation rates for the ILEC segment and compared them to industry averages and historical expense data. Based on this review, the Company identified certain assets for which the Company's analysis of historical/estimated lives indicated that the existing estimated depreciable life was shorter than such revised estimates. This change in estimates reduced depreciation expense by $9,957,000, or $0.02 per share, for the quarter ended March 31, 2003.

     We ceased to record depreciation expense on the gas assets held for sale effective October 1, 2000 and on the electric assets held for sale effective January 1, 2001 (see Note 6).

(5)  Dispositions:
     ------------
     On April 1, 2003, we completed the sale of approximately 11,000 access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale was $2,173,000.

(6)  Net Assets Held for Sale:
     ------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included our gas and electric businesses. As of April 1, 2004, we have sold all of these properties. With the closing of this final utility sale, we have completed our utility divestiture program.

          Electric and Gas
          ----------------
          On August 8, 2003, we completed the sale of The Gas Company in Hawaii division for $119,290,000 in cash and assumed liabilities. The pre-tax loss on the sale recognized in 2003 was $19,180,000.

          On August 11, 2003, we completed the sale of our Arizona gas and electric divisions for $224,100,000 in cash. The pre-tax loss on the sale recognized in 2003 was $18,491,000.

          On December 2, 2003, we completed the sale of substantially all of our Vermont electric division's transmission assets for $7,344,000 million in cash (less $1,837,000 in refunds to customers as ordered by the Vermont Public Service Board).

     Our remaining electric property was sold on April 1, 2004 and is classified as "assets held for sale" and "liabilities related to assets held for sale," respectively for the quarter ended March 31, 2004. The net assets have been written down to $13,685,000, our best estimate of the net realizable value upon sale.

     Summarized balance sheet information for the electric operations (assets held for sale) is set forth below:

($ in thousands)                                  March 31, 2004       December 31, 2003
                                                --------------------   -------------------

Current assets                                             $  5,248              $  4,688
Net property, plant and equipment                             7,744                 7,225
Other assets                                                 11,435                11,217
                                                --------------------   -------------------
Total assets held for sale                                 $ 24,427              $ 23,130
                                                ====================   ===================

Current liabilities                                        $  3,164              $  3,651
Other liabilities                                             7,578                 7,477
                                                --------------------   -------------------
Total liabilities related to assets held for
  sale                                                     $ 10,742              $ 11,128
                                                ====================   ===================

(7)  Intangibles:
     -----------
     Intangibles at March 31, 2004 and December 31, 2003 are as follows:

       ($ in thousands)                                     March 31, 2004         December 31, 2003
                                                        ------------------------  ---------------------

       Customer base - amortizable over 96 months                   $   995,853            $   995,853
       Trade name - non-amortizable                                     122,058                122,058
                                                        ------------------------  ---------------------
          Other intangibles                                           1,117,911              1,117,911
       Accumulated amortization                                        (337,134)              (305,504)
                                                        ------------------------  ---------------------
           Total other intangibles, net                             $   780,777            $   812,407
                                                        ========================  =====================

     Amortization expense was $31,630,000 and $31,712,000 for the three months ended March 31, 2004 and 2003, respectively. Amortization expense for each of the next five years, based on our estimate of useful lives, is estimated to be $126,520,000 per year.

(8)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2003 to March 31, 2004 is as follows:

                                                             Three Months Ended March 31, 2004
                                                   -------------------------------------------------------
                                                                                                             Interest
                                                                                                             Rate* at
                                     December 31,                Interest                     March 31,      March 31,
($ in thousands)                        2003         Payments   Rate Swap        Other          2004           2004
                                     ------------    --------   ---------      ---------      ---------      ---------


FIXED RATE

  Rural Utilities Service Loan
   Contracts                         $     30,010   $   (226)     $     -     $       -     $    29,784        6.210%
  Senior Unsecured Debt                 4,167,123    (80,955)       7,363             -       4,093,531        8.183%

  EPPICS** (reclassified as a
   result of adopting FIN 46R)                  -          -            -       211,756         211,756          5.0%

  Equity Units                            460,000          -            -             -         460,000        7.480%

  ELI Notes                                 5,975          -            -             -           5,975        6.232%
  ELI Capital Leases                       10,061        (75)           -             -           9,986        9.746%
  Industrial Development Revenue
   Bonds                                   70,440    (12,300)           -             -          58,140        5.559%
  Other                                        22         (4)           -             -              18       12.987%
                                     ------------   ----------    --------    ---------      ----------

TOTAL LONG TERM DEBT                 $  4,743,631   $ (93,560)    $ 7,363     $ 211,756     $ 4,869,190
                                     ------------   ==========    ========    =========     -----------

  Less:  Current Portion                 (88,002)                                                (7,082)
  Less:  Equity Units                   (460,000)                                              (460,000)
                                     ------------                                           -----------
                                     $  4,195,629                                           $ 4,402,108
                                     ============                                           ===========


* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** In accordance with FIN 46R, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are now deconsolidated (see Note 13). No new debt has been issued and our debt to outside third parties remains unchanged at $201,250,000.

     On January 15, 2004 we repaid at maturity the remaining outstanding $80,955,000 of our 7.45% Debentures due January 15, 2004.

     On January 15, 2004, we redeemed at 101% the remaining outstanding $12,300,000 of our Hawaii Special Purpose Revenue Bonds, Series 1993A and Series 1993B.

     Total future minimum cash payment commitments over the next 23 years under ELI's long-term capital leases amounted to $29,522,000 as of March 31, 2004.

(9)  Net Income Per Common Share:
     ---------------------------
     The reconciliation of the income per common share calculation for the three months ended March 31, 2004 and 2003, respectively, is as follows:

($ in thousands, except per-share amounts)                         For the three months ended March 31,
                                                                  ----------------------------------------
                                                                          2004                 2003
                                                                  -------------------  -------------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   ----------------
Income before cumulative effect of change in
   accounting principle                                                     $ 42,868            $  61,662
Cumulative effect of change in accounting principle                                -               65,769
                                                                  -------------------  -------------------
Total basic net income available to common shareholders                     $ 42,868            $ 127,431
                                                                  ===================  ===================

Effect of conversion of preferred securities                                   1,585                1,553
                                                                  -------------------  -------------------
Total diluted net income available to common shareholders                   $ 44,453            $ 128,984
                                                                  ===================  ===================

Basic earnings per common share:
-------------------------------
Weighted-average shares outstanding - basic                                  283,990              281,637
                                                                  -------------------  -------------------
Income before cumulative effect of change in
   accounting principle                                                     $   0.15            $    0.22
Cumulative effect of change in accounting principle                                -                 0.23
                                                                  -------------------  -------------------
Net income available to common shareholders                                 $   0.15            $    0.45
                                                                  ===================  ===================

Diluted earnings per common share:
---------------------------------
Weighted-average shares outstanding                                          283,990              281,637
Effect of dilutive shares                                                      5,578                4,398
Effect of conversion of preferred securities                                  15,134               15,134
                                                                  -------------------  -------------------
Weighted-average shares outstanding - diluted                                304,702              301,169
                                                                  ===================  ===================
Income before cumulative effect of change in
   accounting principle                                                     $   0.15            $    0.21
Cumulative effect of change in accounting principle                                -                 0.22
                                                                  -------------------  -------------------
Net income available to common shareholders                                 $   0.15            $    0.43
                                                                  ===================  ===================

     For the three months ended March 31, 2004 and 2003, options of 7,414,000 and 11,361,000, respectively, at exercise prices ranging from $10.24 to $21.47 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In addition, for the three months ended March 31, 2004 and 2003, restricted stock awards of 2,639,000 and 1,553,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

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

     These securities have no impact on the computation of diluted EPS for all periods reflected above.

     We also have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share that have been included in the diluted income per common share calculation for the periods ended March 31, 2004 and 2003.

(10) Segment Information:
     -------------------
     We operate in three segments, ILEC, ELI (a competitive local exchange carrier (CLEC)), and electric. The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our remaining electric property was sold on April 1, 2004 and is classified as "assets held for sale" and "liabilities related to assets held for sale" for the quarter ended March 31, 2004.

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

     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of the Company's ILEC properties share similar economic characteristics: they provide the same products and services to similar customers using comparable technologies in all the states we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.

($ in thousands)                               For the three months ended March 31, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI          Electric       Segments
                                      --------------  -------------- --------------- -------------
Revenue                                   $ 508,968        $ 39,765         $ 9,735     $ 558,468
Depreciation and amortization               138,023           5,835               -       143,858
Operating income (loss)                     138,718           2,390          (1,302)      139,806
Capital expenditures, net                    52,853           1,762             573        55,188

($ in thousands)                                        For the three months ended March 31, 2003
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                   $ 513,609        $ 41,093        $ 63,532      $ 33,628      $ 651,862
Depreciation and amortization               132,355           6,193               -             -        138,548
Operating income                            146,915             535          11,851         4,994        164,295
Capital expenditures, net                    37,877           1,147           3,169         5,145         47,338

     The following table reconciles sector capital expenditures to total consolidated capital expenditures.

($ in thousands)                       For the three months ended
                                                March 31,
                                      ------------------------------
                                          2004            2003
                                      --------------  --------------
Total segment capital expenditures         $ 55,188        $ 47,338
General capital expenditures                      -             414
                                      --------------  --------------
Consolidated reported capital
   expenditures                            $ 55,188        $ 47,752
                                      ==============  ==============

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of March 31, 2004 and December 31, 2003 was $400,000,000. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 5.40% as of March 31, 2004 and approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rate of 8.38% as of March 31, 2004 and December 31, 2004). The fair value of these derivatives is reflected in other assets as of March 31, 2004, in the amount of $17,964,000 and the related underlying debt has been increased by a like amount. The amounts received during the three months ended March 31, 2004 as a result of these contracts amounted to $1,495,000 and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counterparties to its derivative contracts as all counterparties have investment grade credit ratings.

(12) Investment and Other Income, Net:
     --------------------------------
     The components of investment and other income, net are as follows:

                                                          Three Months Ended March 31,
                                                       ------------------------------------
($ in thousands)                                             2004               2003
                                                       -----------------  -----------------
Investment income                                              $  3,035           $  3,057
Gain on capital lease termination                                     -             40,703
Gain on expiration/settlement of customer advances               24,182              6,165
Loss on sale of assets                                            1,370              1,650
Other, net                                                         (553)              (356)
                                                       -----------------  -----------------
     Total investment and other income, net                    $ 25,294           $ 47,919
                                                       =================  =================

     During 2003 and 2004, we recognized income in connection with certain retained liabilities associated with customer advances for construction from our disposed water properties, as a result of some of these liabilities terminating. During 2003, we recognized a gain in connection with a capital lease termination at ELI. Loss on sale of assets represents the loss recognized on the sale of fixed assets in 2004, and in 2003 is attributable to the sale of our Plano office building.

(13) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------
     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2004 and the four quarters of 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     We have adopted the provisions of FIN 46R effective January 1, 2004. We have not restated prior periods.

     We have included the following description to provide readers a comparative analysis of the accounting impact of this standard. Both the Trust and the Partnership have been consolidated from the date of their creation through December 31, 2003. As a result of the new consolidation standards established by FIN 46R, the Company, effective January 1, 2004, deconsolidated the activities of the Trust and the Partnership. We have highlighted the comparative effect of this change in the following table:

Balance Sheet
-------------

($ in thousands)                             As reported for the three months ended
                                     ---------------------------------------------------------
                                      December 31, 2003     March 31, 2004          Change
                                     --------------------- ------------------    -------------
Assets:
     Cash                                       $   2,103           $      -         $ (2,103) (1)
     Investments                                        -             12,645           12,645  (2)

Liabilities:
     Long-term debt                                     -            211,756  (3)      10,506  (3)
     EPPICS                                       201,250                  -  (3)

Statement of Operations
-----------------------

($ in thousands)                             As reported for the three months ended
                                     ---------------------------------------------------------
                                      December 31, 2003     March 31, 2004          Change
                                     --------------------- ------------------    -------------
Investment income                               $       -           $    158         $    158  (4)
Interest expense                                        -              2,647            2,647  (5)
Dividends on EPPICS (before tax)                    2,516                  -           (2,516) (6)
                                     --------------------- ------------------    -------------
     Net                                        $   2,516           $  2,489         $    (27)
                                     ===================== ==================    =============

          (1) Represents a cash balance on the books of the Partnership that is removed as a result of the deconsolidation.
          (2) Represents Citizens' investments in the Partnership and the Trust. At December 31, 2003, these investments were eliminated in consolidation against the equity of the Partnership and the Trust.
          (3) As a result of the deconsolidation, the Trust and the Partnership balance sheets are removed, leaving debt issued by Citizens to the Partnership in the amount of $211,756,000. The nominal effect of an increase in debt of $10,506,000 is debt that is "intercompany." FIN 46R does not impact the economics of the EPPICS structure. Citizens continues to have $201,250,000 of debt outstanding to third parties and will continue to pay interest on that amount at 5%.
          (4) Represents interest income to be paid by the Partnership and the Trust to Citizens for its investments noted in (2) above. The Partnership and the Trust have no source of cash except as provided by Citizens. Interest is payable at the rate of 5% per annum.
          (5) Represents interest expense on the convertible debentures issued by Citizens to the Partnership in the amount of $211,756,000. Interest is payable at the rate of 5% per annum.
          (6) As a result of the deconsolidation of the Trust, previously reported dividends on the convertible preferred securities issued to the public by the Trust are removed and replaced by the interest accruing on the debt issued by Citizens to the Partnership. Citizens remains the guarantor of the EPPICS debt and continues to be the sole source of cash for the Trust to pay dividends.

(14) Retirement Plans:
     ----------------
     The following table provides the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

                                                                   Pension Benefits         Other Postretirement Benefits
                                                              ----------------------------  -------------------------------
($ in thousands)                                                  2004          2003             2004            2003
                                                              ------------- --------------  ---------------  --------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                       $ 1,589        $ 1,922          $   399         $   292
Interest cost on projected benefit obligation                       11,496         14,569            3,157           2,865
Return on plan assets                                              (14,308)       (16,021)            (530)           (449)
Amortization of prior service cost and unrecognized
       net obligation                                                  (61)           (51)               6               5
Amortization of unrecognized loss                                    1,854          3,271            1,559             839
                                                              ------------- --------------  ---------------  --------------
Net periodic benefit cost                                          $   570        $ 3,690          $ 4,591         $ 3,552
                                                              ============= ==============  ===============  ==============

     We expect that our pension expense for 2004 will be $2,000,000 - $4,000,000 (it was $12,400,000 in 2003) and no contribution will be required to be made by us to the pension plan in 2004. No contribution was made, or required, in 2003.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to receive the federal subsidy.

(15) Commitments and Contingencies:
     -----------------------------
     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. On March 11, 2004, a magistrate judge entered an order recommending that the District Court grant our motion that the City is precluded, as a matter of law, from obtaining "full recovery" from us of all of its CERCLA ss. 107 response costs. The City has filed a formal objection to that recommendation, and the issue is currently awaiting decision by the District Court. We expect that decision will be issued sometime during the second quarter of 2004. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We have budgeted capital expenditures in 2004 of approximately $276,000,000, including $265,000,000 for ILEC (approximately $12,000,000 of which relates to our billing system conversion) and $11,000,000 for ELI. Capitalized costs during 2004 associated with our billing system conversion amounted to $1,600,000.

     The Company has sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation was 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015).

     Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings of BBB or better, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted by January 1, 2005 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2005 through 2015 would be approximately $1.6 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We believe that we would receive full recovery of our costs through sales to others. If pricing became more favorable we could potentially sell the power on the open market at a profit. We could potentially lose money if we were unable to sell the power at cost.

     We caution that all of the above-described scenarios are unlikely to occur and we cannot predict with any degree of certainty any potential outcome.

(16) Subsequent Event:
     ----------------

     Vermont Electric Sale
     On April 1, 2004, we completed the sale of our Vermont electric distribution operations for approximately $14,100,000 in cash. With the closing of this final utility sale, we have completed our utility divestiture program.

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

          * The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other federal and state legislation and regulation, including potential changes in access charges and subsidy payments;

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

          * Our ability to successfully convert the billing system for approximately 770,000 of our access lines on a timely basis and within our expected amount for 2004 of $20.0 - $25.0 million (a significant portion of which is expected to be capitalized and amortized) and, beginning in 2005, to achieve our expected cost savings from conversion;

          * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

          * Our ability to successfully renegotiate expiring union contracts covering approximately 1,000 employees that are scheduled to expire during 2004;

          * Possible changes in our capital structure (including the amount of our debt), liquidity and strategy that could result from our ongoing review of strategic and financial alternatives; and

          * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2003 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a telecommunications company providing wireline communications services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. We also provided (through March 31, 2004), electric distribution services to primarily rural customers in Vermont.

Competition in the telecommunications industry is increasing. Although we have not faced as much competition as larger, more urban telecommunications companies, we do experience competition from other wireline local carriers through Unbundled Network Elements (UNE), VOIP and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other areas. Time Warner Cable is expected to begin selling VOIP service in our Rochester market and other portions of New York during 2004. Competition from cable companies and other internet service providers with respect to internet access is intense. Competition from wireless companies and other long distance companies is increasing in all of our markets.

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

Our ILEC business has been experiencing declining access lines, switched minutes of use and revenues because of economic conditions; high unemployment levels, increasing competition (as described above), changing consumer behavior (such as wireless displacement of wireline use, email use and instant messaging) and regulatory constraints. During the three months ended March 31, 2004, our access lines declined 2.0%, our switched minutes of use declined 1.1% and our ILEC revenues declined 0.5%, in each case as compared to the first quarter of 2003. These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline during the remainder of 2004. During the three months ended March 31, 2004, our switched network access revenue declined 7.4%, our long distance revenue declined 10.5% and our subsidy revenue declined 5.6%, in each case as compared to 2003. One of the ways we are responding to competition is by bundling services and products and offering them for a single price, which results in lower pricing than purchasing the services separately. During the three months ended March 31, 2004, we added approximately 17,000 customers who are buying one of our bundled packages and increased our revenue from enhanced services by 6.8%. In addition, we added approximately 21,500 DSL subscribers during the three months ended March 31, 2004 and increased our data revenue by 28.4%. Our average revenue per month per average number of customers during the three months ended March 31, 2004 was $71.25 compared to $70.20 during the three months ended March 31, 2003. The above discussion excludes the sale of approximately 11,000 access lines in North Dakota on April 1, 2003.

Revenues from data services such as DSL continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating and employee costs may cause our profitability to decrease. In addition, costs we will incur during the remainder of 2004 to convert the billing system for some of our access lines, to enable our systems to be capable of LNP and to retain certain employees will affect our profitability and capital expenditures during the remainder of 2004.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the three months ended March 31, 2004, we used cash flow from operations, cash and cash equivalents to fund capital expenditures, interest payments and debt repayments. As of March 31, 2004, we maintained cash and cash equivalents aggregating $650.1 million.

We have budgeted approximately $276.0 million for our 2004 capital projects, including $265.0 million for the ILEC segment (approximately $12.0 million of which relates to our billing system conversion) and $11.0 million for the ELI segment. Capitalized costs during 2004 associated with our billing system conversion amounted to $1.6 million.

For the three months ended March 31, 2004, our capital expenditures were $55.2 million, including $52.8 million for the ILEC segment, $1.8 million for the ELI segment and $0.6 million for the public utilities segment. Our capital spending has been trending lower as we continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We will continue to focus on managing our costs while increasing our investment in certain new product areas such as DSL, VPN and VOIP.

We have an available shelf registration for $825.6 million although issuing securities in the public markets may be inopportune or difficult pending the results of our ongoing review of financial and strategic alternatives. We have available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees vary depending on our credit ratings and are 0.25% per annum as of March 31, 2004. The expiration date for these facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of March 31, 2004, there were no outstanding borrowings under these facilities.

We believe our operating cash flows, existing cash balances, and the current credit facilities will be adequate to finance our working capital requirements, make required debt payments through 2005 and support our short-term and long-term operating strategies. Our credit facilities expire, and we have approximately $1,335.0 million of debt that matures, in 2006 (including the $460.0 million of debt that is part of our Equity Units). We are likely to refinance a significant amount of this debt prior to maturity and to extend the term of our credit facilities prior to expiration. In addition, our ongoing review of financial and strategic alternatives could result in an increase in the amount of debt and, as a result, our debt service requirements.

Issuance of Common Stock
------------------------
On August 17, 2004 we will issue $460.0 million of common stock to our equity unit holders (see Note 9 for a more complete description of the equity units). The equity unit holders can purchase the common stock for cash and retain their senior notes, or alternatively, if no cash is tendered, their obligation to purchase common stock will be settled by the liquidation of their senior note. If all the warrants are settled by liquidation, our debt will decline by $460.0 million and interest expense will decline by $31.1 million annually, on a comparative basis. We expect to remarket the senior notes prior to August 17, 2004. Our interest expense could increase if, as a result of such remarketing, the interest rate increases from the current rate of 6.75%.

Debt Reduction
--------------
On January 15, 2004, we repaid at maturity the remaining outstanding $81.0 million of our 7.45% Debentures due January 15, 2004.

On January 15, 2004, we redeemed at 101% the remaining outstanding $12.3 million of our Hawaii Special Purpose Revenue Bonds, Series 1993A and Series 1993B.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance, in arrears or, based on each period's daily average six-month LIBOR.

The notional amounts of fixed-rate indebtedness hedged as of March 31, 2004 and December 31, 2003 was $400.0 million. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 5.40% as of March 31, 2004 and approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rate of 8.38% as of March 31, 2004 and December 31, 2003). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the three months ended March 31, 2004, the cash interest savings resulting from these interest rate swaps was approximately $1.5 million.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Change in Control
-----------------
Our Board of Directors has approved retention and "change of control" arrangements to incent certain executives and employees to continue their employment with Citizens while we explore and consider our financial and strategic alternatives. These arrangements include a mix of cash retention payments, equity awards and enhanced severance and are contingent upon the occurrence of certain events and tenure. If (i) the covered employees remain with the Company for specified time periods, (ii) a change of control (as defined) occurs and (iii) all employees covered by the arrangements are terminated, additional compensation currently estimated to be approximately $54.0 million in the aggregate is payable to the employees. If (i) the covered employees remain for the specified time periods and (ii) a "change of control" occurs but none of the employees are terminated, the amount payable to the employees would be reduced to approximately $45.0 million. If no "change of control" occurs, but the covered employees remain with the Company for the specified periods, we expect to recognize (assuming all the employees remain for the specified periods), approximately $9.8 million of additional compensation expense in 2004, $3.4 million in 2005 and $3.0 million in 2006, pursuant to the arrangements.

EPPICS
------
In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2004 and the four quarters of 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

We have adopted the provisions of FASB  Interpretation  No. 46 (revised December
2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004. We have not restated prior periods.

We have included the following description to provide readers a comparative analysis of the accounting impact of this standard. Both the Trust and the Partnership have been consolidated from the date of their creation through December 31, 2004. As a result of the new consolidation standards established by FIN 46R, the Company, effective January 1, 2003, deconsolidated the activities of the Trust and the Partnership. We have highlighted the comparative effect of this change in the following table:

Balance Sheet
-------------

($ in thousands)                                As reported for the three months ended
                                     ---------------------------------------------------------
                                      December 31, 2003     March 31, 2004          Change
                                     --------------------- ------------------    -------------
Assets:
     Cash                                       $   2,103          $       -         $ (2,103) (1)
     Investments                                        -             12,645           12,645  (2)

Liabilities:
     Long-term debt                                     -            211,756  (3)      10,506  (3)
     EPPICS                                       201,250                  -  (3)

Statement of Operations
-----------------------

($ in thousands)                                As reported for the three months ended
                                     ---------------------------------------------------------
                                      December 31, 2003     March 31, 2004          Change
                                     --------------------- ------------------    -------------
Investment income                               $       -          $     158         $    158  (4)
Interest expense                                        -              2,647            2,647  (5)
Dividends on EPPICS (before tax)                    2,516                  -           (2,516) (6)
                                     --------------------- ------------------    -------------
     Net                                        $   2,516          $   2,489         $    (27)
                                     ===================== ==================    =============

          (1) Represents a cash balance on the books of the Partnership that is removed as a result of the deconsolidation.
          (2) Represents Citizens' investments in the Partnership and the Trust. At December 31, 2003, these investments were eliminated in consolidation against the equity of the Partnership and the Trust.
          (3) As a result of the deconsolidation, the Trust and the Partnership balance sheets are removed, leaving debt issued by Citizens to the Partnership in the amount of $211.8 million. The nominal effect of an increase in debt of $10.5 million is debt that is "intercompany." FIN 46R does not impact the economics of the EPPICS structure. Citizens continues to have $201.3 million of debt outstanding to third parties and will continue to pay interest on that amount at 5%.
          (4) Represents interest income to be paid by the Partnership and the Trust to Citizens for its investments noted in (2) above. The Partnership and the Trust have no source of cash except as provided by Citizens. Interest is payable at the rate of 5% per annum.
          (5) Represents interest expense on the convertible debentures issued by Citizens to the Partnership in the amount of $211.8 million. Interest is payable at the rate of 5% per annum.
          (6) As a result of the deconsolidation of the Trust, previously reported dividends on the convertible preferred securities issued to the public by the Trust are removed and replaced by the interest accruing on the debt issued by Citizens to the Partnership. Citizens remains the guarantor of the EPPICS debt and continues to be the sole source of cash for the Trust to pay dividends.

Covenants
---------
The terms and conditions contained in our indentures and credit facilities agreements are of a general nature, and do not currently impose significant financial performance criteria on us. These general covenants include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends by us either by contract, rule or regulation.

Our $805.0 million credit facilities and our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) contain a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.25 to 1 through December 30, 2004, and 4.00 to 1 thereafter. We are in compliance with all of our debt and credit facility covenants.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. As of April 1, 2004, we have sold all of these properties. All of the agreements relating to the sales provide that we will indemnify the buyer against certain liabilities (typically liabilities relating to events that occurred prior to sale), including environmental liabilities, for claims made by specified dates and that exceed threshold amounts specified in each agreement.

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

On April 1, 2004, we completed the sale of our electric distribution facilities in Vermont for $14.1 million in cash.

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

Income Taxes
Our income tax expense is computed utilizing an estimated annual effective income tax rate in accordance with Accounting Principles Board Opinions (APB) No. 28, "Interim Financial Reporting." The tax rate is computed using estimates as to the Company's net income before income taxes for the entire year and the impact of estimated permanent book-tax differences relative to that forecast.

We expect to reach conclusion on various state and federal income tax audits during the remainder of 2004. Our 2004 effective income tax rate may vary from that of prior periods as a result of the conclusion of these audits.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosures relating to them.

New Accounting Pronouncements
-----------------------------

Accounting  for  Asset  Retirement  Obligations  In  June  2001,  the  Financial
Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65.8 million. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation as a cumulative effect of a change in accounting principle in our statement of operations in the first quarter of 2003 as the Company has no legal obligation to remove certain of its long-lived assets.

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

Guarantees
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor be required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantee. The provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, whereas the disclosure requirements were effective for financial statements for period ending after December 15, 2002. The adoption of FIN 45 on January 1, 2003 did not have any material impact on our financial position or results of operations.

The Company has sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners
(VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation was 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015).

Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings of BBB or better, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted by January 1, 2005 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2005 through 2015 would be approximately $1.6 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We believe that we would receive full recovery of our costs through sales to others. If pricing became more favorable we could potentially sell the power on the open market at a profit. We could potentially lose money if we were unable to sell the power at cost.

We caution that all of the above-described scenarios are unlikely to occur and we cannot predict with any degree of certainty any potential outcome.

Variable Interest Entities
In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the EPPICS, issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust, was our only VIE. The adoption of FIN 46R on January 1, 2004 did not have any material impact on our financial position or results of operations.

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

The FASB also recently issued an Exposure Draft that would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. We will continue to monitor the progress on the issuance of this standard.

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

Consolidated revenue for the three months ended March 31, 2004 decreased $93.4 million, or 14%, as compared with the prior year period. The decrease is due to a $4.6 million decrease in ILEC revenue, a $1.3 million decrease in ELI revenue and an $87.4 million decrease in gas and electric revenue.

On April 1, 2003, we sold approximately 11,000 access lines in North Dakota. The revenues related to these access lines totaled $1.9 million for the three months ended March 31, 2003.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                                For the three months ended March 31,
                                      -------------------------------------------------------
                                          2004           2003         $ Change       % Change
                                      -------------- ------------- --------------- -------------
Access services                           $ 161,483     $ 169,171        $ (7,688)       -5%
Local services                              212,742       214,273          (1,531)       -1%
Long distance and data services              79,005        77,683           1,322         2%
Directory services                           27,474        27,043             431         2%
Other                                        28,264        25,439           2,825        11%
                                      -------------- ------------- ---------------
   ILEC revenue                             508,968       513,609          (4,641)       -1%
ELI                                          39,765        41,093          (1,328)       -3%
                                      -------------- ------------- ---------------
                                          $ 548,733     $ 554,702        $ (5,969)       -1%
                                      ============== ============= ===============

Change in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Many rural local telephone companies (including us) have been experiencing a loss of access lines primarily because of difficult economic conditions, increased competition from competitive wireline providers, from wireless providers and from cable companies (currently with respect to broadband but which may in the future expand to cable telephony), and by some customers disconnecting second lines when they add DSL or cable modem service. We lost approximately 10,800 access lines during the three months ended March 31, 2004 but added approximately 21,500 DSL subscribers during this period. The loss of lines during the first quarter of 2004 was equally weighted between residential and non-residential customers. The non-residential line losses were principally in Rochester, while the residential losses were throughout our markets. We expect to continue to lose access lines during 2004. A continued decrease in access lines, combined with increased competition and the other factors discussed in this MD&A, may cause our revenues to decrease during the remainder of 2004.

Access Services
Access services revenue for the three months ended March 31, 2004 decreased $7.7 million or 5%, as compared with the prior year period. Switched access revenue decreased $6.1 million, as compared with the prior year period, primarily due to the $3.6 million effect of federally mandated access rate reductions effective as of July 1, 2003, a $1.2 million increase in disputes, $0.4 million attributable to the termination of a contract with a wireless carrier in 2003, a $0.3 million decline in terminating traffic revenue, and $0.2 million related to the sale of our North Dakota exchanges.

Special access revenue increased $1.0 million as compared with the prior year period due to growth in high-capacity sales of $1.6 million and a decrease of $1.2 million in credit adjustments issued to carriers in 2004. These increases were partially offset by a decrease of $1.4 million resulting from a change in accounting estimate in the first quarter of 2004 related to the clearing of affiliate revenue among revenue categories. Subsidies revenue decreased $2.6 million, as compared with the prior year period, primarily due to decreases in federal and state high cost fund support of $2.0 million and $0.6 million, respectively.

We expect our subsidy revenue to be approximately $7.0 million lower in 2004 than in 2003 primarily because of increases implemented during 2003 and 2004 in the ceiling on national average loop costs that is compared to our costs to determine the amount of subsidy payments we receive. Our switched access revenues are impacted by the program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, which establishes a price floor for interstate-switched access services. We have been able to offset some of the reduction in interstate access rates through end-user charges. There are no material increases in end-user charges scheduled to take effect during the remainder of 2004 or 2005. We believe the net effect of reductions in interstate access rates and increases in end-user charges will reduce our revenues by approximately $10.0 million in 2004 compared to 2003 assuming constant interstate switched access minutes of use. Annual reductions in interstate switched access rates will continue through 2005 until the price floor is reached. Our switched access revenues have also been adversely affected by declining switched access minutes of use, which we expect to continue. Our subsidy and switched access revenues are very profitable so any reductions in those revenues will reduce our profitability.

Local Services
Local services revenue for the three months ended March 31, 2004 decreased $1.5 million or 1% as compared with the prior year period. Local revenue decreased $3.8 million primarily due to $1.1 million related to the sale of our North Dakota exchanges and continued losses of access lines. Enhanced services revenue increased $2.2 million, as compared with the prior year period, primarily due to $4.6 million attributable to sales of additional feature packages partially offset by lower individual calling feature revenue of $1.9 million. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues.

Long Distance and Data Services
Long distance and data services revenue for the three months ended March 31, 2004 increased $1.3 million or 2%, as compared with the prior period primarily due to growth of $6.9 million related to data services (data includes DSL) partially offset by decreased long distance revenue of $5.6 million as a result of an 18% decline in the average rate per minute. Long distance revenue also reflects an increase of $1.8 million as a result of a change in accounting estimate in the first quarter of 2004 related to the clearing of affiliate revenue among revenue categories. Our long distance revenues could decrease in the future due to lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls and lower average rates per minute because of unlimited and packages of minutes long distance plans. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2004.

Directory Services
Directory revenue for the three months ended March 31, 2004 increased $0.4 million or 2%, as compared with the prior period primarily due to modest growth in yellow pages and internet advertising.

Other
Other revenue for the three months ended March 31, 2004 increased $2.8 million or 11%, as compared with the prior period primarily due to lower uncollectible revenue of $5.0 million partially offset by a decrease of $1.1 million in sales of customer premise equipment and a decrease of $0.8 million in billing and collections.

ELI revenue for the three months ended March 31, 2004 decreased $1.3 million, or 3%, as compared to the prior year period primarily due to lower demand and prices for long-haul services partially offset by higher local telephone revenue due to higher revenues from small to medium sized businesses.

                            GAS AND ELECTRIC REVENUE

       ($ in thousands)                         For the three months ended March 31,
                                      -------------------------------------------------------
                                          2004           2003         $ Change       % Change
                                      -------------- ------------- --------------- -------------
       Gas revenue                          $     -      $ 63,532       $ (63,532)     -100%
       Electric revenue                     $ 9,735      $ 33,628       $ (23,893)      -71%

We did not have any gas operations in the quarter ended March 31, 2004 due to the sales of The Gas Company in Hawaii and our Arizona gas division during 2003.

Electric revenue for the three months ended March 31, 2004 decreased $23.9 million, or 71%, as compared with the prior year period primarily due to the sale of our Arizona electric division. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

       ($ in thousands)                          For the three months ended March 31,
                                      -------------------------------------------------------
                                          2004           2003         $ Change       % Change
                                      -------------- ------------- --------------- -------------
       Network access                      $ 51,541     $  56,515       $  (4,974)       -9%
       Gas purchased                              -        35,946         (35,946)     -100%
       Electric energy and
         fuel oil purchased                   5,523        20,758         (15,235)      -73%
                                      -------------- ------------- ---------------
                                           $ 57,064     $ 113,219       $ (56,155)      -50%
                                      ============== ============= ===============

Network access expenses for the three months ended March 31, 2004 decreased $5.0 million, or 9%, as compared with the prior year period primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. ELI costs have declined due to a drop in demand coupled with improved network cost efficiencies. If we continue to increase our sales of data products such as DSL or expand the availability of our unlimited calling plans, our network access expense could increase.

We did not have any gas operations in the quarter ended March 31, 2004 due to the sales of The Gas Company in Hawaii and our Arizona gas division during 2003.

Electric energy and fuel oil purchased for the three months ended March 31, 2004 decreased $15.2 million, or 73%, as compared with the prior year period primarily due to the sales of our Arizona electric division.

                            OTHER OPERATING EXPENSES

($ in thousands)                                 For the three months ended March 31,
                                      -------------------------------------------------------
                                          2004           2003         $ Change       % Change
                                      -------------- ------------- --------------- -------------
Operating expenses                        $ 164,204     $ 177,559       $ (13,355)       -8%
Taxes other than income taxes                26,336        30,321          (3,985)      -13%
Sales and marketing                          27,200        27,920            (720)       -3%
                                      -------------- ------------- ---------------
                                          $ 217,740     $ 235,800       $ (18,060)       -8%
                                      ============== ============= ===============

Operating expenses for the three months ended March 31, 2004 decreased $13.4 million, or 8%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the public services sector due to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions. Expenses were negatively impacted by increased restricted stock based compensation expense of $1.5 million related to variable stock plans and approximately $4.6 million of expenses related to our exploration of financial and strategic alternatives and related compensation arrangements. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will decrease from $12.4 million in 2003 to approximately $2 - $4 million in 2004 and that no contribution to our pension plans will be required to be made by us to the pension plan in 2004. In addition, as medical costs increase the costs of our postretirement benefit costs also increase. Our retiree medical costs for 2003 were $16.9 million and our current estimate for 2004 is $19 - $20 million.

In future periods, compensation expense related to variable stock plans may be materially affected by our stock price. A $1.00 change in our stock price impacts compensation expense by approximately $1.0 million.

Taxes other than income taxes for the three months ended March 31, 2004 decreased $4.0 million, or 13%, as compared with the prior year period primarily due to decreased property taxes in the public services sector due to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions of $4.9 million partially offset by increased gross receipt taxes of $1.1 million in the ILEC sector.

Sales and marketing expenses decreased $0.7 million, or 3%, as compared with the prior year period primarily due to a reduction in personnel and related costs in the ILEC sector.

                      DEPRECIATION AND AMORTIZATION EXPENSE

       ($ in thousands)                          For the three months ended March 31,
                                      -------------------------------------------------------
                                          2004           2003         $ Change       % Change
                                      -------------- ------------- --------------- -------------
       Depreciation  expense              $ 112,228     $ 106,836         $ 5,392         5%
       Amortization expense                  31,630        31,712             (82)        0%
                                      -------------- ------------- ---------------
                                          $ 143,858     $ 138,548         $ 5,310         4%
                                      ============== ============= ===============

Depreciation expense for the three months ended March 31, 2004 increased $5.4 million, or 5%, as compared with the prior year period primarily due to higher asset base in 2004.

              INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE /
                               INCOME TAX EXPENSE

       ($ in thousands)                    For the three months ended March 31,
                                 -------------------------------------------------------
                                     2004           2003         $ Change       % Change
                                 -------------- ------------- --------------- -------------
        Investment and
         other income, net            $ 25,294     $  47,919       $ (22,625)      -47%
       Interest expense               $ 97,782     $ 109,023       $ (11,241)      -10%
       Income tax expense             $ 24,450     $  39,976       $ (15,526)      -39%

Investment and other income, net for the three months ended March 31, 2004 decreased $22.6 million, or 47%, as compared with the prior year period primarily due to the recognition in 2003 of a $40.7 million non-cash pre-tax gain related to a capital lease termination at ELI, partially offset by $24.2 million of income in 2004 from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties.

Interest expense for the three months ended March 31, 2004 decreased $11.2 million, or 10%, as compared with the prior year period primarily due to the retirement of debt partially offset by higher average interest rates. During the three months ended March 31, 2004, we had average long-term debt (excluding equity units) outstanding of $4.3 billion compared to $4.9 billion during the three months ended March 31, 2003. Our composite average borrowing rate for the three months ended March 31, 2004 as compared with the prior year period was 1 basis point lower, decreasing from 8.05% to 8.04%, due to the inclusion in 2004 of the EPPICS, partially offset by the repayment of debt with interest rates below our average rate.

Income taxes for the three months ended March 31, 2004 decreased $15.5 million, or 39%, as compared with the prior year period primarily due to changes in taxable income. The effective tax rate for the first quarter of 2004 was 36.3% as compared with 38.7% for the first quarter of 2003. Our effective tax rate has declined as a result of the sales of utilities and changes in the structure of certain of our subsidiaries.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long-term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2004, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At March 31, 2004, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.6 billion, based on our overall weighted average rate of 8.0% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2003. The overall weighted average interest rate increased approximately 4 basis points during the first quarter of 2004. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $214.6 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices is minimal and relates primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio consists of equity securities (principally common stock) of D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC).

As of March 31, 2004 and December 31, 2003, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.80 and $0.55 at March 31, 2004 and December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003, we owned 2,305,908 common shares which represent an ownership of 19% of the equity in HTCC, a company of which our Chairman and Chief Executive Officer is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and are convertible at our option into 10 shares of common stock. The stock price of HTCC was $9.09 and $9.86 at March 31, 2004 and December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003, we owned 1,333,500 shares of D & E common stock. The stock price of D & E was $14.08 and $14.51 at March 31, 2004 and December 31, 2003, respectively.

Sensitivity analysis of equity price exposure
At March 31, 2004, the fair value of the equity portion of our investment portfolio was estimated to be $42.7 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $4.3 million decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2004. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2004, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2004. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2004, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and nearby land areas and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. On March 11, 2004, a magistrate judge entered an order recommending that the District Court grant our motion that the City is precluded, as a matter of law, from obtaining "full recovery" from us of all of its CERCLA ss. 107 response costs. The City has filed a formal objection to that recommendation, and the issue is currently awaiting decision by the District Court. We expect that decision will be issued sometime during the second quarter of 2004. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit. On or about December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

b)        Reports on Form 8-K:

          We filed on Form 8-K on February 23, 2004 under Item 5 "Other Events," a press release announcing the engagement of J.P. Morgan Securities and Morgan Stanley as financial advisors and Simpson Thacher and Bartlett LLP as legal counsel to assist in the exploration of financial and strategic alternatives.

          We filed on Form 8-K on March 4, 2004 under Item 5 "Other Events," a press release announcing that Scott N. Schneider, Citizens' President and Chief Operating Officer will leave the Company.

          We furnished on Form 8-K on March 4, 2004 under Item 12 "Disclosure of Results of Operations and Financial Condition," a press release announcing our earnings for the quarter and year ended December 31, 2003.

          We filed on Form 8-K on April 14, 2004 under Item 5 "Other Events," a press release announcing the completion of the sales of our Vermont Electric division.

          We filed on Form 8-K on April 28, 2004 under Item 5 "Other Events," a press release announcing that the remarketing of our 6-3/4% senior notes due 2006 issued in June 2001 will not occur on May 12, 2004.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                      By:   /s/ Robert J. Larson
                            ---------------------------------------
                            Robert J. Larson
                            Senior Vice President and
                            Chief Accounting Officer




Date: May 6, 2004