Form 10-Q
period 2004-06-30
CITIZENS COMMUNICATIONS CO
filed 2004-08-04
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------


                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-0619596
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


         3 High Ridge Park
        Stamford, Connecticut                                06905
----------------------------------------                  ------------
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

                                   Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes  X   No
                                       ---     ---

The number of shares outstanding of the registrant's Common Stock as of July 30, 2004 was 291,447,809.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index

                                                                                                      Page No.
                                                                                                      --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at June 30, 2004 and December 31, 2003                                  2

       Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003             3

       Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003               4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2003 and the six months ended June 30, 2004                                            5

       Consolidated  Statements  of  Comprehensive  Income for the three and six
       months ended June 30, 2004 and 2003                                                                 5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003               6

       Notes to Consolidated Financial Statements                                                          7

     Management's Discussion and Analysis of Financial Condition and Results of Operations                22

     Quantitative and Qualitative Disclosures about Market Risk                                           35

     Controls and Procedures                                                                              37


   Part II.  Other Information

     Legal Proceedings                                                                                    38

     Submission of Matters to a Vote of Security Holders                                                  39

     Other Information                                                                                    39

     Exhibits and Reports on Form 8-K                                                                     39

     Signature                                                                                            41

                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)


                                                             June 30, 2004  December 31, 2003
                                                             -------------- -----------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                   $   740,359      $   583,671
   Accounts receivable, less allowances of $31,114 and
     $47,332, respectively                                         224,281          248,473
   Other current assets                                             38,312           40,984
   Assets held for sale                                                  -           23,130
                                                             -------------- -----------------
     Total current assets                                        1,002,952          896,258

Property, plant and equipment, net                               3,437,099        3,525,640
Goodwill, net                                                    1,940,318        1,940,318
Other intangibles, net                                             749,147          812,407
Investments                                                         63,654           53,383
Other assets                                                       447,428          461,104
                                                             -------------- -----------------
        Total assets                                           $ 7,640,598      $ 7,689,110
                                                             ============== =================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                          $     6,490      $    88,002
   Accounts payable                                                128,902          161,640
   Other current liabilities                                       324,501          322,805
   Liabilities related to assets held for sale                           -           11,128
                                                             -------------- -----------------
     Total current liabilities                                     459,893          583,575

Deferred income taxes                                              481,632          447,056
Customer advances for construction and contributions in aid
  of construction                                                   94,830          122,035
Other liabilities                                                  264,746          264,382
Equity units                                                       460,000          460,000
Long-term debt                                                   4,378,131        4,195,629
Company Obligated Mandatorily Redeemable Convertible Preferred
  Securities*                                                            -          201,250

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares;
     287,661,000 and 284,709,000 outstanding at June 30, 2004
     and December 31, 2003, respectively, and 295,434,000 issued
     at June 30, 2004 and Decemember 31, 2003)                      73,858           73,858
   Additional paid-in capital                                    1,925,663        1,953,317
   Accumulated deficit                                            (298,521)        (365,181)
   Accumulated other comprehensive loss                            (72,716)         (71,676)
   Treasury stock                                                 (126,918)        (175,135)
                                                             -------------- ------------------
     Total shareholders' equity                                  1,501,366        1,415,183
                                                             -------------- ------------------
        Total liabilities and equity                           $ 7,640,598      $ 7,689,110
                                                             ============== ==================

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the company. The consolidation of this item changed effective January 1, 2004 as a result of the application of a newly mandated accounting standard "FIN 46R." Please see footnote 14 for a complete discussion.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                           2004             2003
                                                                                      --------------   --------------
Revenue                                                                                    $544,091        $ 643,954

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                           48,295          113,537
     Other operating expenses                                                               211,648          232,493
     Depreciation and amortization                                                          144,412          150,359
     Reserve for telecommunications bankruptcies                                                  -            2,260
     Restructuring and other expenses                                                             -           10,113
     Strategic alternatives and management succession expenses (see Note 12)                 11,561                -
                                                                                      --------------   --------------
Total operating expenses                                                                    415,916          508,762
                                                                                      --------------   --------------

Operating income                                                                            128,175          135,192

Investment and other income, net                                                              5,213           31,237
Interest expense                                                                             97,652          106,436
                                                                                      --------------   --------------
     Income before income taxes, dividends on convertible preferred
       securities                                                                            35,736           59,993
Income tax expense                                                                           11,944           24,384
                                                                                      --------------   --------------

     Income before dividends on convertible preferred securities                             23,792           35,609

Dividends on convertible preferred securities, net of tax benefit
     of $0 and $(963), respectively*                                                              -            1,552
                                                                                      --------------   --------------

     Net income available to common shareholders                                           $ 23,792        $  34,057
                                                                                      ==============   ==============


Basic and diluted income per common share                                                  $   0.08        $    0.12
                                                                                      ==============   ==============


* The consolidation of this item changed effective January 1, 2004 as a result of the application of a newly mandated accounting standard "FIN 46R." Please see footnote 14 for a complete discussion.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                           2004             2003
                                                                                       --------------   --------------
Revenue                                                                                  $ 1,102,559      $ 1,295,816

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                           105,359          226,756
     Other operating expenses                                                                424,457          468,314
     Depreciation and amortization                                                           288,270          288,907
     Reserve for telecommunications bankruptcies                                                   -            2,260
     Restructuring and other expenses                                                              -           10,092
     Strategic alternatives and management succession expenses (see Note 12)                  16,492                -
                                                                                       --------------   --------------
Total operating expenses                                                                     834,578          996,329
                                                                                       --------------   --------------

Operating income                                                                             267,981          299,487

Investment and other income, net                                                              30,507           79,409
Interest expense                                                                             195,434          215,712
                                                                                       --------------   --------------
     Income before income taxes, dividends on convertible preferred
       securities, and cumulative effect of change in accounting principle                   103,054          163,184
Income tax expense                                                                            36,394           64,360
                                                                                       --------------   --------------

     Income before dividends on convertible preferred securities and
       cumulative effect of change in accounting principle                                    66,660           98,824

Dividends on convertible preferred securities, net of tax benefit
     of $0 and $(1,926), respectively*                                                             -            3,105
                                                                                       --------------   --------------

     Income before cumulative effect of change in accounting principle                        66,660           95,719

Cumulative effect of change in accounting principle, net of tax
     of $0 and $41,591, respectively                                                               -           65,769
                                                                                       --------------   --------------
     Net income available to common shareholders                                         $    66,660      $   161,488
                                                                                       ==============   ==============

Basic income per common share:
     Income before cumulative effect of change in accounting principle                   $      0.23      $      0.34
     Cumulative effect of change in accounting principle                                           -             0.23
                                                                                       --------------   --------------
     Net income available to common shareholders                                         $      0.23      $      0.57
                                                                                       ==============   ==============

Diluted income per common share:
     Income before cumulative effect of change in accounting principle                   $      0.23      $      0.33
     Cumulative effect of change in accounting principle                                           -             0.22
                                                                                       --------------   --------------
     Net income available to common shareholders                                         $      0.23      $      0.55
                                                                                       ==============   ==============

* The consolidation of this item changed effective January 1, 2004 as a result of the application of a newly mandated accounting standard "FIN 46R." Please see footnote 14 for a complete discussion.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2004
                                ($ in thousands)
                                   (Unaudited)


                                                                                Accumulated
                                    Common Stock      Additional                  Other        Treasury Stock        Total
                                 -------------------   Paid-In    Accumulated  Comprehensive --------------------  Shareholders'
                                  Shares    Amount     Capital      Deficit       Loss        Shares     Amount      Equity
                                 --------- --------- ----------- ------------ ------------   -------- ----------- -----------

Balances January 1, 2003          294,080   $73,520  $ 1,943,406  $ (553,033)   $(102,169)   (11,598) $ (189,585) $1,172,139
   Stock plans                      1,354       338       9,911            -            -        873      14,450      24,699
   Net income                           -         -           -      187,852            -          -           -     187,852
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                        -         -           -            -       30,493          -           -      30,493
                                 --------- --------- ----------- ------------ ------------   -------- ----------- -----------
Balances December 31, 2003        295,434    73,858   1,953,317     (365,181)     (71,676)   (10,725)   (175,135)  1,415,183
   Stock plans                          -         -     (27,654)           -            -      2,952      48,217      20,563
   Net income                           -         -           -       66,660            -          -           -      66,660
   Other comprehensive loss, net
     of tax and reclassifications
     adjustments                        -         -           -            -       (1,040)         -           -      (1,040)
                                 --------- --------- ----------- ------------ ------------   -------- ----------- -----------
Balances June 30, 2004            295,434   $73,858  $ 1,925,663  $ (298,521)   $ (72,716)    (7,773) $ (126,918) $1,501,366
                                 ========= ========= =========== ============ ============   ======== =========== ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                ($ in thousands)
                                   (Unaudited)

                                              For the three months ended June 30,       For the six months ended June 30,
                                             --------------------------------------   --------------------------------------
                                                    2004                2003                 2004                2003
                                             ------------------  ------------------   ------------------  ------------------

Net income                                            $ 23,792            $ 34,057             $ 66,660           $ 161,488
Other comprehensive income (loss), net of
  tax and reclassifications adjustments*                  (282)                908               (1,040)              4,798
                                             ------------------  ------------------   ------------------  ------------------
  Total comprehensive income                          $ 23,510            $ 34,965             $ 65,620           $ 166,286
                                             ==================  ==================   ==================  ==================

               * Consists of unrealized holding gains/(losses) of
                             marketable securities.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                ($ in thousands)
                                   (Unaudited)

                                                                                  2004            2003
                                                                            --------------   -------------


Income before cumulative effect of change in accounting principle               $  66,660      $   95,719
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization expense                                      288,270         288,907
       Gain on expiration/settlement of customer advances                         (25,345)         (6,165)
       Gain on capital lease termination/restructuring                                  -         (65,724)
       Other non-cash adjustments                                                   8,928          (5,117)
       Deferred taxes                                                              42,307         104,591
       Change in accounts receivable                                               18,730          39,407
       Change in accounts payable and other liabilities                           (37,567)       (118,337)
       Change in other current assets                                               2,672          10,479
                                                                            --------------  --------------
Net cash provided by operating activities                                         364,655         343,760

Cash flows from investing activities:
       Proceeds from sale of assets, net of selling expenses                       13,992          54,900
       Capital expenditures                                                      (133,434)       (115,602)
       Securities purchased                                                             -            (605)
                                                                            --------------  --------------
Net cash used by investing activities                                            (119,442)        (61,307)

Cash flows from financing activities:
       Long-term debt payments                                                    (99,786)       (301,583)
       Issuance of common stock                                                    13,121          15,706
       Repayment of customer advances for
         construction and contributions in aid of construction                     (1,860)         (4,715)
                                                                            --------------  --------------
Net cash used by financing activities                                             (88,525)       (290,592)

Increase (decrease) in cash and cash equivalents                                  156,688          (8,139)
Cash and cash equivalents at January 1,                                           583,671         393,177
                                                                            --------------  --------------

Cash and cash equivalents at June 30,                                           $ 740,359      $  385,038
                                                                            ==============  ==============

Cash paid during the period for:
       Interest                                                                 $ 204,293      $  212,634
       Income taxes                                                             $   1,126      $    1,243

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                              $ (10,980)     $      864


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

     (c)  Revenue Recognition:
          Incumbent Local Exchange Carrier (ILEC) - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our statement of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          Electric Lightwave, LLC. (ELI) - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements including Indefeasible Rights to Use (IRU), are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

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

     (f)  Derivative Instruments and Hedging Activities:
          We account for derivative instruments and hedging activities in accordance with SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 149, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

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

          We provide pro forma net income and pro forma net income per common share disclosures for employee stock option grants on the fair value of the options at the date of grant. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                          ---------------------------       ----------------------------
                                                              2004            2003              2004            2003
                                                          -----------     -----------       ------------    ------------
             ($ in thousands)

             Net income available for
             common shareholders          As reported       $ 23,792       $ 34,057          $  66,660        $ 161,488

             Add: Stock-based employee
             compensation expense
             included in reported net
             income, net of related tax
             effects                                           1,726          2,721              3,817            3,748


             Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method
             for all awards, net of
             related tax effects                              (3,764)        (5,208)            (7,854)          (8,508)
                                                            ---------       ---------          ----------      ---------

                                          Pro forma         $ 21,754       $ 31,570          $  62,623        $ 156,728
                                                            =========       =========          ==========      =========

             Net income per common
             share available for common
             shareholders                 As reported:
                                             Basic          $   0.08       $   0.12          $    0.23        $    0.57
                                             Diluted        $   0.08       $   0.12          $    0.23        $    0.55

                                          Pro forma:
                                             Basic          $   0.08       $   0.11          $    0.22        $    0.56
                                             Diluted        $   0.07       $   0.11          $    0.22        $    0.53

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

     Guarantees
     ----------
     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor be required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantee. The provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, whereas the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 on January 1, 2003 did not have any material impact on our financial position or results of operations (see Note 16).

     Variable Interest Entities
     --------------------------
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the Trust Convertible Preferred Securities (EPPICS), issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust and the related Citizens Utilities Capital L.P., were our only VIEs. The adoption of FIN 46R on January 1, 2004 did not have any material impact on our financial position or results of operations.

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

(3)  Accounts Receivable:
     -------------------
     The components of accounts receivable, net at June 30, 2004 and December 31, 2003 are as follows:

($ in thousands)                         June 30, 2004     December 31, 2003
                                        ----------------- ---------------------

Customers                                      $ 223,415             $ 250,515
Other                                             31,980                45,290
Less:  Allowance for doubtful accounts           (31,114)              (47,332)
                                        ----------------- ---------------------
   Accounts receivable, net                    $ 224,281             $ 248,473
                                        ================= =====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $4,339,000 and $5,788,000 for the three months ended June 30, 2004 and 2003, respectively and $6,558,000 and $10,798,000 for the six months ended June 30, 2004 and 2003, respectively. Additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment, net at June 30, 2004 and December 31, 2003 is as follows:

($ in thousands)                             June 30, 2004       December 31, 2003
                                            ----------------    --------------------

Property, plant and equipment                   $ 6,361,161             $ 6,221,307
Less: Accumulated depreciation                   (2,924,062)             (2,695,667)
                                            ----------------    --------------------
     Property, plant and equipment, net         $ 3,437,099             $ 3,525,640
                                            ================    ====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $112,782,000 and $118,729,000 for the three months ended June 30, 2004 and 2003, respectively and $225,010,000 and $225,565,000 for the six months ended June 30, 2004 and 2003, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment in our ILEC segment. As part of the preparation and adoption of SFAS No. 143, we analyzed depreciation rates for the ILEC segment and compared them to industry averages and historical expense data. Based on this review, the Company identified certain assets for which the Company's analysis of historical/estimated lives indicated that the existing estimated depreciable life was shorter than such revised estimates.

(5)  Dispositions:
     ------------
     On April 1, 2003, we completed the sale of approximately 11,000 access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale was $2,173,000.

(6)  Net Assets Held for Sale:
     ------------------------
     On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included our water, gas and electric businesses. All of these properties have been sold.

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

     On December 2, 2003, we completed the sale of substantially all of our Vermont electric division's transmission assets for $7,344,000 in cash (less $1,837,000 in refunds to customers as ordered by the Vermont Public Service Board).

     On  April  1,  2004,  we  completed  the  sale  of  our  Vermont   electric
     distribution operations for approximately $13,992,000 in cash, net of selling expenses.

     Losses on the sales of our Vermont properties were included in the impairment charges recorded during 2003.

     Summarized balance sheet information for the electric operations (assets held for sale) is set forth below (no data for June 30, 2004 because all of the properties had been sold as of that date).

($ in thousands)                                  December 31, 2003
                                                 --------------------

Current assets                                              $  4,688
Net property, plant and equipment                              7,225
Other assets                                                  11,217
                                                 --------------------
Total assets held for sale                                  $ 23,130
                                                 ====================

Current liabilities                                         $  3,651
Other liabilities                                              7,477
                                                 --------------------
Total liabilities related to assets held
  for sale                                                  $ 11,128
                                                 ====================

(7)  Intangibles:
     -----------
     Intangibles at June 30, 2004 and December 31, 2003 are as follows:

($ in thousands)                                        June 30, 2004         December 31, 2003
                                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                       $ 995,853              $ 995,853
Trade name - non-amortizable                                       122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                             1,117,911              1,117,911
Accumulated amortization                                          (368,764)              (305,504)
                                                   ------------------------  ---------------------
    Total other intangibles, net                                 $ 749,147              $ 812,407
                                                   ========================  =====================

     Amortization expense was $31,630,000 for the three months ended June 30, 2004 and 2003, respectively and $63,260,000 and $63,342,000 for the six months ended June 30, 2004 and 2003, respectively. Amortization expense for each of the next five years, based on our estimate of useful lives, is estimated to be $126,520,000 per year.

(8)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2003 to June 30, 2004 is as follows:

                                                       Six Months Ended June 30, 2004
                                                   ----------------------------------------
                                                                                                              Interest
                                                                                                              Rate* at
                                     December 31,                Interest                     June 30,        June 30,
($ in thousands)                        2003         Payments   Rate Swap        Other          2004           2004
                                     --------       ----------  ---------       ---------     -----------     --------

  Rural Utilities Service Loan
   Contracts                        $     30,010   $    (456)    $        -    $        -      $   29,554     6.120%

  Senior Unsecured Debt             $  4,167,123     (80,955)       (10,980)            -       4,075,188     8.139%


  EPPICS** (reclassified as a
   result of  adopting FIN 46R)                -           -              -       211,756         211,756     5.000%

  Equity Units                           460,000           -              -             -         460,000     7.480%


  ELI Notes                                5,975      (5,975)             -             -               -         -
  ELI Capital Leases                      10,061         (91)             -             -           9,970     9.745%
  Industrial Development Revenue
    Bonds                                 70,440     (12,300)             -             -          58,140     5.559%
  Other                                       22          (9)             -             -              13    12.985%
                                    ------------   -----------   -----------    ---------      ----------

TOTAL LONG TERM DEBT                $  4,743,631   $ (99,786)    $  (10,980)   $  211,756      $4,844,621
                                    ------------   ===========   ===========    =========      ----------

  Less:  Current Portion                 (88,002)                                                  (6,490)
  Less:  Equity Units                   (460,000)                                                (460,000)
                                    ------------                                               ----------
                                    $  4,195,629                                               $4,378,131
                                    ============                                               ==========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** In accordance with FIN 46R, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are now deconsolidated (see Note 14). No new debt has been issued and our debt to outside third parties remains unchanged at $201,250,000.

     On January 15, 2004 we repaid at maturity the remaining outstanding $80,955,000 of our 7.45% Debentures.

     On January 15, 2004, we redeemed at 101% the remaining outstanding $12,300,000 of our Hawaii Special Purpose Revenue Bonds, Series 1993A and Series 1993B.

     On May 17, 2004, we repaid at maturity the remaining outstanding $5,975,000 of Electric Lightwave, LLC's 6.05% Notes. These Notes had been guaranteed by Citizens.

     Total future minimum cash payment commitments over the next 23 years under ELI's long-term capital leases amounted to $29,362,000 as of June 30, 2004. In July 2004, we retired, in full, an ELI capital lease obligation of $5,524,000. This reduced the length of ELI's future cash payment commitments to 20 years and the amount to $10,185,000.

(9)  Net Income Per Common Share:
     ---------------------------
     The reconciliation of the income per common share calculation for the three and six months ended June 30, 2004 and 2003, respectively, is as follows:

                                                                  For the three                      For the six
($ in thousands, except per-share amounts)                      months ended June 30             months ended June 30,
                                                           -------------------------------   -------------------------------
                                                               2004             2003             2004             2003
                                                           --------------  ---------------   --------------  ---------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   ----------------
Income before cumulative effect of change in accounting
  principle                                                     $ 23,792         $ 34,057         $ 66,660        $  95,719
Cumulative effect of change in accounting principle                    -                -                -           65,769
                                                           --------------  ---------------   --------------  ---------------
Total basic net income available to common shareholders         $ 23,792         $ 34,057         $ 66,660        $ 161,488
                                                           ==============  ===============   ==============  ===============
Effect of conversion of preferred securities                           -            1,552            3,255            3,105
                                                           --------------  ---------------   --------------  ---------------
Total diluted net income available to common shareholders       $ 23,792         $ 35,609         $ 69,915        $ 164,593
                                                           ==============  ===============   ==============  ===============
Basic earnings per common share:
-------------------------------
Weighted-average shares outstanding - basic                      284,782          282,180          284,378          281,934
                                                           ==============  ===============   ==============  ===============
Income before cumulative effect of change in accounting
  principle                                                     $   0.08         $   0.12         $   0.23        $    0.34
Cumulative effect of change in accounting principle                    -                -                -             0.23
                                                           --------------  ---------------   --------------  ---------------
Net income available to common shareholders                     $   0.08         $   0.12         $   0.23        $    0.57
                                                           ==============  ===============   ==============  ===============
Diluted earnings per common share:
---------------------------------
Weighted-average shares outstanding                              284,782          282,180          284,378          281,934
Effect of dilutive shares                                          6,572            5,389            5,921            4,763
Effect of conversion of preferred securities                           -           15,134           15,134           15,134
                                                           --------------  ---------------   --------------  ---------------
Weighted-average shares outstanding - diluted                    291,354          302,703          305,433          301,831
                                                           ==============  ===============   ==============  ===============
Income before cumulative effect of change in accounting
  principle                                                     $   0.08         $   0.12         $   0.23        $    0.33
Cumulative effect of change in accounting principle                    -                -                -             0.22
                                                           --------------  ---------------   --------------  ---------------
Net income available to common shareholders                     $   0.08         $   0.12         $   0.23        $    0.55
                                                           ==============  ===============   ==============  ===============

     For the three and six months ended June 30, 2004, 7,267,000 options at exercise prices ranging from $12.91 to $21.47 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     For the three and six months ended June 30, 2003, options of 10,505,000 and 11,284,000, respectively, at exercise prices ranging from $11.09 to $21.47 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     For the three and six months ended June 30, 2004 and 2003, restricted stock awards of 2,639,000 and 1,553,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

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

     On August 17, 2004, we will issue $460,000,000 of common stock to our equity unit holders (see Note 9 for a more complete description of the equity units). Of this amount, $300,000,000 is held in escrow and will be distributed to us on August 17, 2004. The remaining $160,000,000 will be settled in cash by current equity unit holders, or if not in cash by settlements of their notes. In July 2004 we retired $300,000,000 of such senior notes. As a condition to the retirement, the note holders placed $300,000,000 in escrow which will be used to settle their common stock purchase obligation on August 17, 2004. This retirement will result in a pre-tax charge of approximately $15,000,000 in the third quarter of 2004 but will reduce interest expense by $20,000,000 annually. We expect to remarket the remaining outstanding senior notes on August 12, 2004. Our interest expense on the remaining notes could increase if, as a result of such remarketing, the interest rate increases from the current rate of 6.75%. If the remarketing is not successful then we would retire the notes in satisfaction of the purchase price.

     We also have 4,025,000 shares of potentially dilutive Mandatorily Redeemable Convertible Preferred Securities which are convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share that have been included in the diluted income per common share calculation for the six months ended June 30, 2004 and the three and six months ended June 30, 2003. These securities have not been included in the diluted income per share calculation for the three months ended June 30, 2004 because their inclusion would have had an antidilutive effect.

(10) Segment Information:
     -------------------
     As of April 1, 2004, we operate in two segments, ILEC and ELI (a competitive local exchange carrier (CLEC)). The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. Our remaining electric property was sold on April 1, 2004.

     As an ILEC, we compete with CLECs that may operate in our markets. As a CLEC, we provide telecommunications services, principally to businesses, in competition with the ILEC. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable ILEC. ILECs and CLECs are subject to different regulatory frameworks of the Federal Communications Commission (FCC) and state regulatory agencies. Our ILEC operations and ELI do not compete with each other.

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

($ in thousands)                                For the three months ended June 30, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI        Electric (1)     Segments
                                      --------------  -------------- --------------- -------------
Revenue                                   $ 505,789        $ 38,302         $     -     $ 544,091
Depreciation and amortization               138,467           5,945               -       144,412
Strategic alternatives and
   management succession expenses            11,133             428               -        11,561
Operating income (loss)                     127,237           1,957          (1,019)      128,175
Capital expenditures                         73,678           4,397               -        78,075

                                                       For the three months ended June 30, 2003
                                      ---------------------------------------------------------------------------
($ in thousands)                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                   $ 510,153        $ 43,719        $ 56,150      $ 33,932      $ 643,954
Depreciation and amortization               144,374           5,985               -             -        150,359
Reserve for telecommunications
   bankruptcies                               1,113           1,147               -             -          2,260
Restructuring and other expenses              9,482             631               -             -         10,113
Operating income                            121,814           2,350           6,159         4,869        135,192
Capital expenditures                         56,415           2,254           4,296         4,827         67,792


     (1) Consists principally of post-sale activities associated with the completion of our utility divestiture program. These costs could not be accrued as a selling cost at the time of sale. The Company believes it has an adequate provision for its remaining post-divestiture liabilities. We do not anticipate any material future costs associated with these activities.

                                              For the six months ended June 30, 2004
                                      ------------------------------------------------------------
($ in thousands)                                                                        Total
                                          ILEC             ELI          Electric       Segments
                                      --------------  -------------- --------------- -------------
Revenue                                 $ 1,014,757        $ 78,067         $ 9,735   $ 1,102,559
Depreciation and amortization               276,490          11,780               -       288,270
Strategic alternatives and
   management succession expenses            15,882             610               -        16,492
Operating income (loss)                     265,955           4,347          (2,321)      267,981
Capital expenditures                        126,531           6,159             573       133,263


                                                          For the six months ended June 30, 2003
                                      ---------------------------------------------------------------------------
($ in thousands)                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,023,762        $ 84,812       $ 119,681      $ 67,561    $ 1,295,816
Depreciation and amortization               276,729          12,178               -             -        288,907
Reserve for telecommunications
   bankruptcies                               1,113           1,147               -             -          2,260
Restructuring and other expenses              9,482             610               -             -         10,092
Operating income                            268,729           2,885          18,010         9,863        299,487
Capital expenditures                         94,292           3,401           7,465         9,972        115,130


     The following table reconciles sector capital expenditures to total consolidated capital expenditures.

                                       For the three months ended      For the six months ended
($ in thousands)                                 June 30,                        June 30,
                                      ------------------------------ -----------------------------
                                          2004            2003            2004           2003
                                      --------------  -------------- --------------- -------------
Total segment capital expenditures         $ 78,075        $ 67,792       $ 133,263     $ 115,130
General capital expenditures                    171              58             171           472
                                      --------------  -------------- --------------- -------------
Consolidated reported capital
   expenditures                            $ 78,246        $ 67,850       $ 133,434     $ 115,602
                                      ==============  ============== =============== =============


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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of June 30, 2004 and December 31, 2003 were $550,000,000 and $400,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 6.02% as of June 30, 2004 and approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rates of 8.47% and 8.38% as of June 30, 2004 and December 31, 2003, respectively). The fair value of these derivatives is reflected in other assets as of June 30, 2004, in the amount of $(379,000) and the related underlying debt has been decreased by a like amount. The net amounts received during the three and six months ended June 30, 2004 as a result of these contracts amounted to $4,021,000 and $5,516,000, respectively, and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.

(12) Strategic Alternatives and Management Succession Expenses:
     ---------------------------------------------------------
     On July 11, 2004, our Board of Directors announced that it had completed its review of the Company's financial and strategic alternatives. Through the first six months of 2004, we expensed approximately $16,500,000 related to our exploration of financial and strategic alternatives and management succession costs. We are evaluating the costs that will be incurred as a result of these matters and the final amount of some of these costs has not yet been determined. Our best estimate, at this time, indicates that we will record approximately $80,000,000 - $85,000,000 of such expenses in the second half of 2004, most of which will be recorded in the third quarter. Compensation arrangements entered into in connection with these matters will result in stock compensation expense of approximately $5,100,000 in 2005, $5,000,000 in 2006 and $1,000,000 in 2007.

(13) Investment and Other Income, Net:
     --------------------------------
     The components of investment and other income, net are as follows:

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                    -----------------------------   ------------------------------
($ in thousands)                                        2004           2003             2004            2003
                                                    -------------- --------------   --------------  --------------
Investment income                                         $ 2,576       $  2,246         $  5,611        $  5,303
Gain on capital lease termination/restructuring                 -         25,021                -          65,724
Gain on expiration/settlement of customer advances          1,163              -           25,345           6,165
Gain (loss) on sale of assets                                   -          6,671           (1,370)          5,021
Other, net                                                  1,474         (2,701)             921          (2,804)
                                                    -------------- --------------   --------------  --------------
     Total investment and other income, net               $ 5,213       $ 31,237         $ 30,507        $ 79,409
                                                    ============== ==============   ==============  ==============

     During 2003 and 2004, we recognized income in connection with certain retained liabilities associated with customer advances for construction from our disposed water properties, as a result of some of these liabilities terminating. During 2003, we recognized gains in connection with the termination/restructuring of capital leases at ELI. Loss on sale of assets represents the loss recognized on the sale of fixed assets in 2004, and in 2003 is attributable to the sale of our Plano office building.

(14) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------
     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly-owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2004 and the four quarters of 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     During  July  2004,  EPPICS   representing  a  total  principal  amount  of
     $4,854,000 were converted into 364,990 shares of Citizens common stock.

     We have adopted the provisions of FIN 46R (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004. We have not restated prior periods.

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

Balance Sheet
-------------

($ in thousands)                                             As of
                                     ---------------------------------------------------------
                                      December 31, 2003     June 30, 2004           Change
                                     --------------------- ----------------     --------------
Assets:
     Cash                                         $ 2,103          $     -            $(2,103) (1)
     Investments                                        -           12,645             12,645  (2)

Liabilities:
     Long-term debt                                     -          211,756  (3)        10,506  (3)
     EPPICS                                       201,250                -  (3)

Statement of Operations
-----------------------

($ in thousands)                                As reported for the six months ended
                                     ---------------------------------------------------------
                                        June 30, 2003       June 30, 2004           Change
                                     --------------------- ----------------     --------------
Investment income                                 $     -          $   316            $   316  (4)
Interest expense                                        -            5,294              5,294  (5)
Dividends on EPPICS (before tax)                    5,032                -             (5,032) (6)
                                     --------------------- ----------------     --------------
     Net                                          $ 5,032          $ 4,978            $   (54)
                                     ===================== ================     ==============


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

(15) Retirement Plans:
     ----------------
     The following tables provides the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

                                                                Pension Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the six months ended
                                                     June 30,                      June 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2004           2003           2004         2003
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                    $ 1,589        $ 1,922        $ 3,178      $ 3,844
Interest cost on projected benefit obligation    11,496         14,569         22,992       29,138
Return on plan assets                           (14,308)       (16,021)       (28,616)     (32,042)
Amortization of prior service cost and
       unrecognized net obligation                  (61)           (51)          (122)        (102)
Amortization of unrecognized loss                 1,854          3,271          3,708        6,542
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                       $   570        $ 3,690        $ 1,140      $ 7,380
                                           =============  =============   ============ ============


                                                        Other Postretirement Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the six months ended
                                                    June 30,                      June 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2004           2003           2004         2003
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                    $   399        $   292        $   798      $   584
Interest cost on projected benefit obligation     3,157          2,863          6,314        5,728
Return on plan assets                              (530)          (449)        (1,060)        (898)
Amortization of prior service cost and
       unrecognized net obligation                    6              5             12           10
Amortization of unrecognized loss                 1,559            838          3,118        1,677
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                       $ 4,591        $ 3,549        $ 9,182      $ 7,101
                                           =============  =============   ============ ============


     We expect that our pension expense for 2004 will be $2,000,000 - $4,000,000 (it was $12,400,000 in 2003) and no contribution will be required to be made by us to the pension plan in 2004. No contribution was made, or required, for 2003.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. Currently, the Company does not believe it will need to amend its plan to receive the federal subsidy. The Company has not fully quantified the effects, if any, that the Act will have on its future benefits costs or accumulated postretirement benefit obligation and accordingly, the effects of the Act have not been reflected in the accompanying unaudited consolidated financial statements.

(16) Commitments and Contingencies:
     -----------------------------
     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. On March 11, 2004, the Magistrate in charge of the case granted our motion for partial summary judgment with respect to the City's CERCLA claims, and that decision was affirmed by the District Court on May 5, 2004. In an order issued on July 6, 2004, the Magistrate dismissed the City's claim for punitive damages. The City is currently appealing that decision to the District Court. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

     On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We are cooperating with the patent holder to determine if we are currently using any of the processes that are protected by its patents. If we determine that we are utilizing the patent holder's intellectual property, we expect to commence negotiations on a license agreement.

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as a part of the Global Crossing Bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. We are currently reviewing Citibank's claims to determine what action we should take to respond to those claims.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We have budgeted capital expenditures in 2004 of approximately $276,000,000, including $265,000,000 for ILEC (approximately $10,300,000 of which relates to our billing system conversion) and $11,000,000 for ELI. Capitalized costs during 2004 associated with our billing system conversion amounted to $3,939,000.

     The Company has sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation was 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings of BBB or better, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted by January 1, 2005 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2005 through 2015 would be approximately $1,600,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We believe that we would receive full recovery of our costs through sales to others. If pricing became more favorable we could potentially sell the power on the open market at a profit. We could potentially lose money if we were unable to sell the power at cost.

     We caution that all of the above-described scenarios are unlikely to occur and we cannot predict with any degree of certainty any potential outcome.

(17) Subsequent Events:
     -----------------
     On July 11, 2004, the Company announced that on September 2, 2004 it will pay a special dividend of $2 per common share and a quarterly dividend of $0.25 per common share to shareholders of record on August 18, 2004. Concurrently, Leonard Tow decided to step down from his position as chief executive officer, effective immediately, and resign his position as chairman of the board by the end of 2004. The Board of Directors named Rudy
     J. Graf, currently a director and former president and chief operating officer of Citizens, to serve as CEO and President on an interim basis until a new CEO is named.

     In July 2004, we retired, in full, an ELI capital lease obligation of $5,524,000.

     In July 2004, we purchased $300,000,000 of the 6.75% notes that are a component of our equity units at 105.075% of par, plus accrued interest.

     During  July  2004,  EPPICS   representing  a  total  principal  amount  of
     $4,854,000 were converted into 364,990 shares of Citizens common stock.

     In July 2004, our independent directors elected David H. Ward as the Lead Director.

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

          * The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other federal and state legislation and regulation, including potential changes in access charges and subsidy payments and regulatory network upgrade requirements;

          * Our ability to successfully renegotiate certain ILEC state regulatory plans as they expire or come up for renewal from time to time;

          *    Our   ability  to  manage   our   operating   expenses,   capital
               expenditures, pay dividends and reduce or refinance our debt;

          * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

          * The effects of bankruptcies in the telecommunications industry which could result in more price competition and potential bad debts;

          * The effects of technological changes on our capital expenditures and product and service offerings, including the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

          * The effects of increased medical expenses and related funding requirements;

          * The effect of changes in the telecommunications market, including the likelihood of significantly increased price and service competition;

          * Our ability to successfully convert the billing system for approximately 770,000 of our access lines on a timely basis and within our expected amount for 2004 of $18.0 - $20.0 million (a portion of which is expected to be capitalized and amortized) and, beginning in 2005, to achieve our expected cost savings from conversion;

          * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

          * Our ability to successfully renegotiate expiring union contracts covering approximately 900 employees that are scheduled to expire during the remainder of 2004;

          * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements and cash taxes and our liquidity; and

          * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

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

Competition in the telecommunications industry is increasing. We experience competition from other wireline local carriers through Unbundled Network
Elements (UNE), VOIP and potentially in the future through Unbundled Network Elements Platform (UNEP), from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other areas. Time Warner Cable is selling VOIP service in our Rochester market and other portions of our New York markets. Competition from cable companies and other internet service providers with respect to internet access is intense. Competition from wireless companies and other long distance companies is increasing in all of our markets.

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

Our ILEC business has been experiencing declining access lines, switched minutes of use and revenues because of economic conditions, unemployment levels, increasing competition (as described above), changing consumer behavior (such as wireless displacement of wireline use, email use, instant messaging and increasing use of VOIP) and regulatory constraints. During the six months ended June 30, 2004, our access lines declined 2.3%, our switched minutes of use declined 1.8% and our ILEC revenues declined 0.7%, in each case as compared to the first six months of 2003. These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline during the remainder of 2004. During the six months ended June 30, 2004, our switched network access revenue declined 8.1%, our long distance revenue declined 9.8% and our subsidy revenue declined 6.4%, in each case as compared to 2003. One of the ways we are responding to competition is by bundling services and products and offering them for a single price, which results in lower pricing than purchasing the services separately. During the six months ended June 30, 2004, approximately 37,700 customers started buying one of our bundled packages and we increased our revenue from enhanced services by 7.3%. In addition, we added approximately 43,700 DSL subscribers during the six months ended June 30, 2004 and increased our data revenue by 25.2%. Our average ILEC revenue per month per average number of ILEC access lines during the six months ended June 30, 2004 was $71.24 compared to $70.20 during the six months ended June 30, 2003. The above discussion excludes the sale of approximately 11,000 access lines in North Dakota on April 1, 2003.

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

In July 2004, our Board of Directors concluded a review of financial and strategic alternatives. After analysis of alternatives by the Board of Directors and its financial and legal advisors, the Board determined to pay a special dividend of $2 per common share and institute a regular annual dividend of $1 per common share which will be paid quarterly. The special dividend and first quarterly dividend will be payable on September 2, 2004 to shareholders of record on August 18, 2004, utilizing the Company's available cash on hand.

(a) Liquidity and Capital Resources
    -------------------------------
For the six months ended June 30, 2004, we used cash flow from operations, cash and cash equivalents to fund capital expenditures, interest payments and debt repayments. As of June 30, 2004, we maintained cash and cash equivalents aggregating $740.4 million.

We have budgeted approximately $276.0 million for our 2004 capital projects, including $265.0 million for the ILEC segment (approximately $10.3 million of which relates to our billing system conversion) and $11.0 million for the ELI segment. Capitalized costs during 2004 associated with our billing system conversion amount to $3.9 million through June 30.

For the six months ended June 30, 2004, our capital expenditures were $133.4 million, including $126.5 million for the ILEC segment, $6.2 million for the ELI segment, $0.6 million for the public utilities segment and $0.1 million for general capital expenditures. Our capital spending has been trending lower over the last several years as we continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We will continue to focus on managing our costs while increasing our investment in certain new product areas such as DSL and VOIP.

We have an available shelf registration for $825.6 million. We have available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees vary depending on our credit ratings and are 0.25% per annum as of June 30, 2004. As a result of the downgrades in our credit ratings described below, these fees will increase to 0.40% per annum. The expiration date for these facilities is October 24, 2006. During the term of the facilities we may borrow, repay and reborrow funds. As of June 30, 2004, there were no outstanding borrowings under these facilities.

As a result of our dividend policy, Standard and Poor's lowered its ratings on Citizens debt from "BBB" to "BB-plus", Moody's Investors Service lowered its ratings from "Baa3" to "Ba3" and Fitch Ratings lowered its ratings from "BBB" to "BB".

We believe our operating cash flows, existing cash balances, and the current credit facilities will be adequate to finance our working capital requirements, make required debt payments through 2005, pay dividends to our shareholders in accordance with our dividend policy, and support our short-term and long-term operating strategies. Our credit facilities expire, and we have approximately $1,035.0 million of debt that matures in 2006 (including the $160.0 million of debt that remains part of our Equity Units). We are likely to refinance a significant amount of this debt prior to maturity and to extend the term of our credit facilities prior to expiration.

The payment of the $2.00 special dividend per common share will significantly reduce our cash balances and liquidity. In addition, our ongoing annual dividends will reduce our operating and financial flexibility and ability to significantly increase our capital expenditures. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Increases in competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and require us to increase capital expenditures. The downgrades in our credit ratings described above may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over time our cash taxes will increase.

Issuance of Common Stock
------------------------
On August 17, 2004, we will issue $460.0 million of common stock to our equity unit holders (see Note 9 for a more complete description of the equity units). Of this amount, $300.0 million is held in escrow and will be distributed to us on August 17, 2004. The remaining $160 million will be settled in cash by current equity unit holders, or if not in cash by settlements of their note. In July 2004 we retired $300.0 million of such senior notes. As a condition to the retirement, the note holders placed $300.0 million in escrow which will be used to settle their common stock purchase obligation on August 17, 2004. This retirement will result in a pre-tax charge of approximately $15.0 million in the third quarter of 2004 but will reduce interest expense by $20.0 million annually. We expect to remarket the remaining outstanding senior notes on August 12, 2004. Our interest expense on the remaining notes could increase if, as a result of such remarketing, the interest rate increases from the current rate of 6.75%. If the remarketing is not successful then we would retire the notes in satisfaction of the purchase price.

Debt Reduction
--------------
On January 15, 2004, we repaid at maturity the remaining outstanding $81.0 million of our 7.45% Debentures.

On January 15, 2004, we redeemed at 101% the remaining outstanding $12.3 million of our Hawaii Special Purpose Revenue Bonds, Series 1993A and Series 1993B.

On May 17, 2004, we repaid at maturity the remaining outstanding $6.0 million of Electric Lightwave, LLC's 6.05% Notes. These Notes had been guaranteed by Citizens.

In July 2004, we purchased $300.0 million of the 6.75% notes that are a component of our equity units at 105.075% of par, plus accrued interest.

We may from time to time repurchase our debt in the open market, through tender offers or privately negotiated transactions.

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

The notional amounts of fixed-rate indebtedness hedged as of June 30, 2004 and December 31, 2003 was $550.0 million and $400.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 6.02% as of June 30, 2004 and approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rates of 8.47% and 8.38% as of June 30, 2004 and December 31, 2003, respectively). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the three and six months ended June 30, 2004, the cash interest savings resulting from these interest rate swaps was approximately $4.0 million and $5.5 million, respectively, and is reflected as a reduction of interest expense in the accompanying statements of operations.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Strategic Alternatives and Management Succession Expenses
---------------------------------------------------------
On July 11, 2004, our Board of Directors announced that it completed its review of the Company's financial and strategic alternatives. Through the first six months of 2004, we expensed approximately $16.5 million related to our exploration of financial and strategic alternatives and related management succession costs. We are evaluating the costs that will be incurred as a result of these matters and the final amount of some of these costs has not yet been determined. Our best estimate, at this time, indicates that we will record approximately $80.0 million - $85.0 million of such expenses in the second half of 2004, most of which will be recorded in the third quarter. Compensation arrangements entered into in connection with these matters will result in compensation expense of approximately $5.1 million in 2005, $5.0 million in 2006 and $1.0 million in 2007.

EPPICS
------
In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). These securities have a conversion price of $13.30 per share and are convertible into a total of 15,134,000 common shares. Immediately prior to the opening of business on the ex-dividend date of August 16, 2004, any EPPICS not previously converted will be convertible at a reduced price determined by a formula contained in the First Supplemental Indenture dated as of January 15, 1996 between Citizens Utilities Company and Chemical Bank. The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2004 and the four quarters of 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

During July 2004, EPPICS representing a total principal amount of $4.9 million were converted into 364,990 shares of Citizens common stock.

We have adopted the provisions of FASB  Interpretation No. 46R (revised December
2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004. We have not restated prior periods.

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

Balance Sheet
-------------

($ in thousands)                                                 As of
                                     ---------------------------------------------------------
                                      December 31, 2003     June 30, 2004           Change
                                     --------------------- ----------------     --------------
Assets:
     Cash                                         $ 2,103          $     -            $(2,103) (1)
     Investments                                        -           12,645             12,645  (2)

Liabilities:
     Long-term debt                                     -          211,756  (3)        10,506  (3)
     EPPICS                                       201,250                -  (3)

Statement of Operations
-----------------------

($ in thousands)                                 As reported for the six months ended
                                     ---------------------------------------------------------
                                        June 30, 2003       June 30, 2004           Change
                                     --------------------- ----------------     --------------
Investment income                                 $     -          $   316            $   316  (4)
Interest expense                                        -            5,294              5,294  (5)
Dividends on EPPICS (before tax)                    5,032                -             (5,032) (6)
                                     --------------------- ----------------     --------------
     Net                                          $ 5,032          $ 4,978            $   (54)
                                     ===================== ================     ==============


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

Covenants
---------
The terms and conditions contained in our indentures and credit facilities agreements include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends by us either by contract, rule or regulation.

Our $805.0 million credit facilities and our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC) contain a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.25 to 1 through December 30, 2004, and 4.00 to 1 thereafter. We are in compliance with all of our material debt and credit facility covenants.

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

On April 1, 2004, we completed the sale of our electric distribution facilities in Vermont for $14.0 million in cash, net of selling expenses.

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes, contingencies, and pension and postretirement benefits expenses among others.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosures relating to them.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Form 10-K.

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

The Company has sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners
(VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation was 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay  for a  substantially  larger  share  of  the  VJO's  total  power  purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose, "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings of BBB or better, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted by January 1, 2005 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2005 through 2015 would be approximately $1.6 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We believe that we would receive full recovery of our costs through sales to others. If pricing became more favorable we could potentially sell the power on the open market at a profit. We could potentially lose money if we were unable to sell the power at cost.

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

Consolidated revenue for the three and six months ended June 30, 2004 decreased $99.9 million, or 16% and $193.3 million, or 15%, and as compared with the prior year periods. The decrease for the three months ended June 30, 2004 is due to a $4.4 million decrease in ILEC revenue, a $5.4 million decrease in ELI revenue and a $90.1 million decrease in gas and electric revenue. The decrease for the six months ended June 30, 2004 is due to a $9.0 million decrease in ILEC revenue, a $6.8 million decrease in ELI revenue and a $177.5 million decrease in gas and electric revenue.

On April 1, 2003, we sold approximately 11,000 access lines in North Dakota. The revenues related to these access lines totaled $1.9 million for the six months ended June 30, 2003.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                   For the three months ended June 30,             For the six months ended June 30,
                               --------------------------------------------  ----------------------------------------------
                                  2004        2003      $ Change   % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ -------- ------------ ----------- ------------ --------
Access services                 $ 155,224   $ 167,025    $ (11,801)    -7%   $  316,707  $  336,196    $ (19,489)      -6%
Local services                    213,417     213,889         (472)     0%      426,159     428,162       (2,003)       0%
Long distance and data services    79,170      76,487        2,683      4%      158,175     154,170        4,005        3%
Directory services                 28,201      26,736        1,465      5%       55,675      53,779        1,896        4%
Other                              29,777      26,016        3,761     14%       58,041      51,455        6,586       13%
                               ----------- ----------- ------------          ----------- ----------- ------------
   ILEC revenue                   505,789     510,153       (4,364)    -1%    1,014,757   1,023,762       (9,005)      -1%
ELI                                38,302      43,719       (5,417)   -12%       78,067      84,812       (6,745)      -8%
                               ----------- ----------- ------------          ----------- ----------- ------------
                                $ 544,091   $ 553,872     $ (9,781)    -2%   $1,092,824  $1,108,574    $ (15,750)      -1%
                               =========== =========== ============          =========== =========== ============

Change in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Many rural local telephone companies (including us) have been experiencing a loss of access lines primarily because of difficult economic conditions, increased competition from competitive wireline providers, from wireless providers and from cable companies (with respect to broadband and cable telephony), and by some customers disconnecting second lines when they add DSL or cable modem service. We lost approximately
24,200 access lines during the six months ended June 30, 2004 but added approximately 43,700 DSL subscribers during this period. The loss of lines during the first six months of 2004 was primarily residential customers. The non-residential line losses were principally in Rochester, while the residential losses were throughout our markets. We expect to continue to lose access lines during 2004. A continued decrease in access lines, combined with increased competition and the other factors discussed in this MD&A, may cause our revenues to decrease during the remainder of 2004.

Access Services
Access services revenue for the three months ended June 30, 2004 decreased $11.8 million or 7%, as compared with the prior year period. Switched access revenue decreased $6.9 million, as compared with the prior year period, primarily due to the $3.8 million effect of federally mandated access rate reductions effective as of July 1, 2003, $2.7 million associated with prospective state intrastate access rate reductions and $1.4 million attributable to a decline in minutes of use partially offset by collections on accounts previously reserved. Special access revenue for the three months ended June 30, 2004 decreased $1.8 million as compared with the prior year period resulting from a reclassification in the first quarter of 2004 related to the clearing of affiliate revenue among revenue categories partially offset by growth in high-capacity sales of $0.5 million. Subsidies revenue decreased $3.1 million, as compared with the prior year period, primarily due to lower federal universal service fund support because of true ups related to 2002 and increases in the national average cost per loop.

Access services revenue for the six months ended June 30, 2004 decreased $19.5 million or 6%, as compared with the prior year period. Switched access revenue decreased $13.0 million, as compared with the prior year period, primarily due to the $7.4 million effect of federally mandated access rate reductions effective as of July 1, 2003, $2.7 million associated with prospective state intrastate access rate reductions, a $1.4 million decrease related to carrier disputes and other rate reductions effective July 2003 resulting in a decrease of $0.9 million. Special access revenue for the six months ended June 30, 2004 decreased $0.7 million as compared with the prior year period due to a $4.1 million decrease resulting from a reclassification in the first quarter of 2004 related to the clearing of affiliate revenue among revenue categories partially offset by growth in high-capacity sales of $3.2 million. Subsidies revenue decreased $5.7 million, as compared with the prior year period, primarily due to lower federal universal service fund support because of true ups related to 2002 and increases in the national average cost per loop.

We expect our subsidy revenue to be approximately $8.0 million lower in 2004 than in 2003 primarily because of increases implemented during 2003 and 2004 in the ceiling on national average loop costs that is compared to our costs to determine the amount of subsidy payments we receive. Our switched access revenues are impacted by the program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, which establishes a price floor for interstate-switched access services. We have been able to offset some of the reduction in interstate access rates through end-user charges. There are no material increases in end-user charges scheduled to take effect during the remainder of 2004 or 2005. We believe the net effect of reductions in interstate access rates and increases in end-user charges will reduce our revenues by approximately $10.0 million in 2004 compared to 2003 assuming constant interstate switched access minutes of use (which have been declining). Annual reductions in interstate switched access rates will continue through 2005. Our switched access revenues have also been adversely affected by declining switched access minutes of use, which we expect to continue. Our subsidy and switched access revenues are very profitable so any reductions in those revenues will reduce our profitability.

Local Services
Local services revenue for the three months ended June 30, 2004 was essentially unchanged as compared with the prior year period. Local revenue decreased $3.3 million primarily due to the termination of an operator services contract of $1.5 million and $1.2 million related to continued losses of access lines. Enhanced services revenue increased $2.9 million, as compared with the prior year period, primarily due to $5.5 million attributable to sales of additional feature packages partially offset by lower individual calling feature revenue of $1.9 million and a decrease of $0.7 million in inside wire revenue.

Local  services  revenue for the six months ended June 30, 2004  decreased  $2.0 million as compared with the prior year period. Local revenue decreased $7.1 million primarily due to the termination of an operator services contract of $1.6 million, $2.8 million related to continued losses of access lines, $1.4 million in decreased local measured service revenue and $1.2 million in lower Centrex and PBX revenue. Enhanced services revenue increased $5.1 million, as compared with the prior year period, due primarily to sales of additional feature packages ($10.1 million comparative increase), partially offset by lower individual calling feature revenue of $3.8 million and a decrease of $1.2 million in inside wire revenue. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues.

Long Distance and Data Services
Long distance and data services revenue for the three months ended June 30, 2004 increased $2.7 million or 4%, as compared with the prior period primarily due to growth of $7.2 million related to data services (data includes DSL) partially offset by decreased long distance revenue of $4.6 million primarily attributable to a 20% decline in the average rate per minute. Long distance revenue also reflects an increase of $2.0 million as a result of a reclassification in the first quarter of 2004 related to the clearing of affiliate revenue among revenue categories.

Long distance and data services revenue for the six months ended June 30, 2004 increased $4.0 million or 3%, as compared with the prior period primarily due to growth of $14.2 million related to data services (data includes DSL) partially offset by decreased long distance revenue of $10.1 million primarily attributable to an 18% decline in the average rate per minute. Long distance revenue also reflects an increase of $3.2 million as a result of a reclassification in the first quarter of 2004 related to the clearing of affiliate revenue among revenue categories. Our long distance revenues could decrease in the future due to lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls and lower average rates per minute because of unlimited and packages of minutes for long distance plans. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2004.

Directory Services
Directory revenue for the three months ended June 30, 2004 increased $1.5 million or 5%, as compared with the prior period primarily due to growth in yellow pages and internet advertising.

Directory revenue for the six months ended June 30, 2004 increased $1.9 million or 4%, as compared with the prior period primarily due to modest growth in yellow pages and internet advertising.

Other
Other revenue for the three months ended June 30, 2004 increased $3.8 million or 14%, as compared with the prior period primarily due to a $3.9 million carrier dispute settlement, a decline in bad debt expense of $1.2 million, and $1.1 million in increased conferencing revenue, partially offset by decreases of $1.0 million in sales of customer premise equipment and $0.5 million in paystation revenue.

Other revenue for the six months ended June 30, 2004 increased $6.6 million or 13%, as compared with the prior period primarily due to a $3.9 million carrier dispute settlement, a decline in bad debt expense of $4.5 million, and $1.9 million in increased conferencing revenue, partially offset by a decrease of $2.1 million in sales of customer premise equipment.

ELI revenue for the three and six months ended June 30, 2004 decreased $5.4 million, or 12%, and $6.7 million, or 8%, respectively, as compared to the prior year period primarily due to lower demand and prices for long-haul services.

                            GAS AND ELECTRIC REVENUE

      ($ in thousands)                  For the three months ended June 30,        For the six months ended June 30,
                               --------------------------------------------- ----------------------------------------------
                                  2004        2003      $ Change    % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ -------- ------------ ----------- ------------ --------
      Gas revenue                   $ -     $ 56,150    $ (56,150)    -100%      $     -   $ 119,681   $ (119,681)    -100%
      Electric revenue              $ -     $ 33,932    $ (33,932)    -100%      $ 9,735   $  67,561   $  (57,826)     -86%


We did not have any gas or electric operations in the quarter ended June 30, 2004 due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions.

Electric revenue for the six months ended June 30, 2004 decreased $57.8 million, or 86%, as compared with the prior year period. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

      ($ in thousands)             For the three months ended June 30,        For the six months ended June 30,
                               --------------------------------------------  ----------------------------------------------
                                  2004        2003      $ Change   % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ -------  ------------- ----------- ------------ -------
      Network access             $ 48,295   $  58,168    $  (9,873)   -17%    $  99,836   $ 114,683    $ (14,847)     -13%
      Gas purchased                     -      34,041      (34,041)  -100%            -      69,987      (69,987)    -100%
      Electric energy and
        fuel oil purchased              -      21,328      (21,328)  -100%        5,523      42,086      (36,563)     -87%
                               ----------- ----------- ------------          ----------- ----------- ------------
                                 $ 48,295   $ 113,537    $ (65,242)   -57%    $ 105,359   $ 226,756    $(121,397)     -54%
                               =========== =========== ============          =========== =========== ============

Network access expenses for the three months ended June 30, 2004 decreased $9.9 million, or 17%, as compared with the prior year period primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. ELI costs have declined due to a drop in demand coupled with improved network cost efficiencies.

Network access expenses for the six months ended June 30, 2004 decreased $14.8 million, or 13%, as compared with the prior year period primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. If we continue to increase our sales of data products such as DSL or expand the availability of our unlimited calling plans, our network access expense could increase.

We did not have any gas or electric operations in the quarter ended June 30, 2004 due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions.

Electric energy and fuel oil purchased for the six months ended June, 2004 decreased $36.6 million, or 87%, as compared with the prior year period. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                            OTHER OPERATING EXPENSES

($ in thousands)                   For the three months ended June 30,             For the six months ended June 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2004        2003      $ Change    % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
Operating expenses              $ 155,833   $ 178,038    $ (22,205)   -12%    $ 315,104   $ 355,618    $ (40,514)     -11%
Taxes other than income taxes      25,729      28,566       (2,837)   -10%       52,065      58,887       (6,822)     -12%
Sales and marketing                30,086      25,889        4,197     16%       57,288      53,809        3,479        6%
                               ----------- ----------- ------------           ----------- ----------- ------------
                                $ 211,648   $ 232,493    $ (20,845)    -9%    $ 424,457   $ 468,314    $ (43,857)      -9%
                               =========== =========== ============           =========== =========== ============

Operating expenses for the three months ended June 30, 2004 decreased $22.2 million, or 12%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions. Expenses were negatively impacted by $11.6 million of expenses related to our exploration of financial and strategic alternatives and related compensation arrangements.

Operating expenses for the six months ended June 30, 2004 decreased $40.5 million, or 11%, as compared with the prior year period primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors and decreased operating expenses in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions. Expenses were negatively impacted by $16.5 million of expenses related to our exploration of financial and strategic alternatives and related compensation arrangements. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

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

Taxes other than income taxes for the three months ended June 30, 2004 decreased $2.8 million, or 10%, as compared with the prior year period primarily due to decreased property taxes in the public services sector due to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions of $4.3 million partially offset by increased state unemployment, franchise and gross receipts taxes of $2.1 million in the ILEC sector.

Taxes other than income taxes for the six months ended June 30, 2004 decreased $6.8 million, or 12%, as compared with the prior year period primarily due to decreased property taxes in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions of $9.2 million partially offset by increased state unemployment, gross receipts, property and franchise taxes of $3.1 million in the ILEC sector.

Sales and marketing expenses for the three months ended June 30, 2004 increased $4.2 million, or 16%, as compared with the prior year period primarily due to increased costs in the ILEC sector.

Sales and marketing expenses for the six months ended June 30, 2004 increased $3.5 million, or 6%, as compared with the prior year period primarily due to increased costs in the ILEC sector.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)             For the three months ended June 30,             For the six months ended June 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2004        2003      $ Change    % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ --------  ----------- ----------- ------------ ---------
      Depreciation  expense     $ 112,782   $ 118,729     $ (5,947)    -5%    $ 225,010   $ 225,565       $ (555)       0%
      Amortization expense         31,630      31,630            -      0%       63,260      63,342          (82)       0%
                               ----------- ----------- ------------           ----------- ----------- ------------
                                $ 144,412   $ 150,359     $ (5,947)    -4%    $ 288,270   $ 288,907       $ (637)       0%
                               =========== =========== ============           =========== =========== ============

Depreciation  expense for the three and six months ended June 30, 2004 decreased
$6.0 million, or 5%, as compared to the prior year because the net asset base is declining.

 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES /
            STRATEGIC ALTERNATIVES AND MANAGEMENT SUCCESSION EXPENSES

($ in thousands)                    For the three months ended June 30,             For the six months ended June 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2004        2003      $ Change    % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ --------  ----------- ----------- ------------ ---------
Reserve for telecommunications
  bankruptcies                    $     -    $  2,260    $  (2,260)  -100%     $      -    $  2,260    $  (2,260)    -100%
Restructuring and other expenses  $     -    $ 10,113    $ (10,113)  -100%     $      -    $ 10,092    $ (10,092)    -100%
Strategic alternatives and
  management succession expenses  $11,561    $      -    $  11,561    100%     $ 16,492    $      -    $  16,492      100%


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

Strategic alternatives and management succession expenses in 2004 include a mix of cash retention payments, equity awards and severance agreements (see Note 12 for a complete discussion).


    INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

      ($ in thousands)             For the three months ended June 30,             For the six months ended June 30,
                               ---------------------------------------------  ----------------------------------------------
                                  2004        2003      $ Change    % Change    2004        2003      $ Change    % Change
                               ----------- ----------- ------------ --------  ------------ ----------- ------------ --------
      Investment and
        other income, net        $  5,213    $ 31,237    $ (26,024)   -83%     $ 30,507    $ 79,409    $ (48,902)     -62%
      Interest expense           $ 97,652    $106,436    $  (8,784)    -8%     $195,434    $215,712    $ (20,278)      -9%
      Income tax expense         $ 11,944    $ 24,384    $ (12,440)   -51%     $ 36,394    $ 64,360    $ (27,966)     -43%

Investment and other income, net for the three months ended June 30, 2004 decreased $26.0 million, or 83%, as compared with the prior year period primarily due to the recognition in 2003 of a $25.0 million non-cash pre-tax gain related to a capital lease restructuring at ELI and net gains on sales of assets of $6.7 million.

Investment and other income, net for the six months ended June 30, 2004 decreased $48.9 million, or 62%, as compared with the prior year period primarily due to the recognition in 2003 of $65.7 million in non-cash pre-tax gains related to a capital lease termination and a capital lease restructuring at ELI, $6.2 million of income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties, and net gains on sales of assets of $5.0 million, partially offset by $25.3 million of income in 2004 from the expiration of certain retained liabilities at less than face value.

Interest  expense  for the three  months  ended  June 30,  2004  decreased  $8.8 million, or 8%, as compared with the prior year period primarily due to the retirement of debt. During the three months ended June 30, 2004, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.2 billion compared to $4.7 billion during the three months ended June 30, 2003. Our composite average borrowing rate for the three months ended June 30, 2004 as compared with the prior year period was 6 basis points lower, decreasing from 8.03% to 7.97%, due to the inclusion in 2004 of the EPPICS, partially offset by the repayment of debt with interest rates below our average rate.

Interest expense for the six months ended June 30, 2004 decreased $20.3 million, or 9%, as compared with the prior year period primarily due to the retirement of debt. During the six months ended June 30, 2004, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.2 billion compared to $4.8 billion during the six months ended June 30, 2003. Our composite average borrowing rate for the six months ended June 30, 2004 as compared with the prior year period was 2 basis points lower, decreasing from 8.04% to 8.02%, due to the inclusion in 2004 of the EPPICS, partially offset by the repayment of debt with interest rates below our average rate.

Income taxes for the three and six months ended June 30, 2004 decreased $12.4 million, or 51%, and $28.0 million, or 43%, respectively, as compared with the prior year period primarily due to changes in taxable income. The effective tax rate for the first six months of 2004 was 35.3% as compared with 39.4% for the first six months of 2003. Our effective tax rate has declined as a result of the sales of our utility properties and changes in the structure of certain of our subsidiaries.

Our income tax expense is computed utilizing an estimated annual effective income tax rate in accordance with Accounting Principles Board Opinions (APB) No. 28, "Interim Financial Reporting." The tax rate is computed using estimates as to the Company's net income before income taxes for the entire year and the impact of estimated permanent book tax differences relative to that forecast. We expect to reach conclusion on various state and federal income tax audits during the remainder of 2004. Our 2004 effective income tax rate may vary from that of prior periods as a result of the conclusion of these audits.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2004, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At June 30, 2004, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.3 billion, based on our overall weighted average rate of 7.9% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2003. The overall weighted average interest rate decreased approximately 14 basis points during the first six months of 2004. A hypothetical increase of 79 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $230.0 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices is minimal and relates primarily to the equity portion of our investment portfolio. The equity portion of our investment portfolio consists of equity securities (principally common stock) of D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC).

As of June 30, 2004 and December 31, 2003, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.51 and $0.55 at June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, we owned 2,305,908 common shares, which represent an ownership of 19% of the equity in HTCC, a company of which our Chairman is a member of the Board of Directors. In addition, we hold 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and are convertible at our option into 10 shares of common stock. The stock price of HTCC was $9.66 and $9.86 at June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, we owned 1,333,500 shares of D & E common stock. The stock price of D & E was $13.42 and $14.51 at June 30, 2004 and December 31, 2003, respectively.

Sensitivity analysis of equity price exposure
At June 30, 2004, the fair value of the equity portion of our investment portfolio was estimated to be $54.9 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $5.5 million decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of June 30, 2004. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2004, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2004. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first six months of 2004, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. On March 11,
2004, the Magistrate in charge of the case granted our motion for partial summary judgment with respect to the City's CERCLA claims, and that decision was affirmed by the District Court on May 5, 2004. In an order issued on July 6, 2004, the Magistrate dismissed the City's claim for punitive damages. The City is currently appealing that decision to the District Court. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

On June 18,  2004,  we  received  a  notice  from the  Securities  and  Exchange
Commission (SEC) stating that it is conducting an informal investigation regarding the methodologies used by numerous communications companies to count access lines and/or customers. We are cooperating with the SEC in this informal investigation and have provided information requested by the SEC and have agreed to preserve records that the SEC believes may be relevant to the inquiry.

On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We are cooperating with the patent holder to determine if we are currently using any of the processes that are protected by its patents. If we determine that we are utilizing the patent holder's intellectual property, we expect to commence negotiations on a license agreement.

On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1 billion. We are currently reviewing Citibank's claims to determine what action we will take to respond to those claims.

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

     (a) The registrant held its 2004 Annual Meeting of the Stockholders on May 18, 2004.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

                                                   Number of Votes
                                                   ---------------

         DIRECTORS                           FOR                  WITHHELD
         ---------                           ---                  --------

         Aaron I. Fleischman             242,341,613             13,784,408
         Rudy J. Graf                    247,326,699              8,799,322
         Stanley Harfenist               248,900,403              7,225,618
         Andrew N. Heine                 249,021,785              7,104,236
         William M. Kraus                249,052,179              7,073,842
         Scott N. Schneider              247,527,709              8,598,312
         John L. Schroeder               248,836,063              7,289,958
         Robert A. Stanger               249,525,992              6,600,029
         Edwin Tornberg                  248,889,390              7,236,631
         Claire L. Tow                   238,817,873             17,308,148
         Leonard Tow                     242,868,145             13,257,876
         David H. Ward                   249,766,699              6,359,323

     (c)  Other matters voted upon:

          Ratification of appointment of KPMG LLP as the Company's independent public accountants for 2004.

              Number of votes FOR                                251,277,520
              Number of votes AGAINST/WITHHELD                     2,165,664
              Number of votes ABSTAINING                           2,682,837
              Number of BROKER NON-VOTES                                   0

          Shareholder approval of severance agreements.

              Number of votes FOR                                115,864,958
              Number of votes AGAINST/WITHHELD                    83,880,905
              Number of votes ABSTAINING                           3,524,251
              Number of BROKER NON-VOTES                          52,855,907

Item 5.  Other Information
         -----------------

As disclosed in our Proxy Statement for the 2004 Annual Meeting under our bylaws, if any stockholder intends to propose any matter at the 2005 annual meeting, the proponent must give written notice to us not earlier than January 19, 2005 nor later than February 18, 2005. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us by February 18, 2005 of a proposal, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)        Exhibits:

          10.1.2 Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan dated as of May 18, 2004.

          10.2.4 Separation Agreement between Citizens Communications Company and Leonard Tow, effective July 10, 2004.

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

          We filed on Form 8-K on April 28, 2004 under Item 5 "Other Events," a press release announcing that the remarketing of our 6-3/4% senior notes due 2006 issued in June 2001 would not occur on May 12, 2004.

          We furnished on Form 8-K on May 6, 2004 under Item 12 "Disclosure of Results of Operations and Financial Condition," a press release announcing our earnings for the quarter ended March 31, 2004.

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



Date: August 4, 2004