Form 10-Q
period 2004-09-30
CITIZENS COMMUNICATIONS CO
filed 2004-11-04
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    06-0619596
 ------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


       3 High Ridge Park
     Stamford, Connecticut                             06905
---------------------------------------               --------
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

                              Yes X   No
                                 ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes X   No
                                 ---     ---

The number of shares outstanding of the registrant's Common Stock as of October 29, 2004 was 335,451,474.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index

                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at September 30, 2004 and December 31, 2003                            2

       Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003       3

       Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003        4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2003 and the nine months ended September 30, 2004                                     5

       Consolidated  Statements of  Comprehensive  Income for the three and nine
       months ended September 30, 2004 and 2003                                                           5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003        6

       Notes to Consolidated Financial Statements                                                         7

     Management's Discussion and Analysis of Financial Condition and Results of Operations               23

     Quantitative and Qualitative Disclosures about Market Risk                                          38

     Controls and Procedures                                                                             39


   Part II.  Other Information

     Legal Proceedings                                                                                   39

     Other Information                                                                                   39

     Exhibits and Reports on Form 8-K                                                                    40

     Signature                                                                                           42


                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                   (Unaudited)

                                                                September 30, 2004  December 31, 2003
                                                                ------------------  -----------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                     $   199,027          $   583,671
   Accounts receivable, less allowances of $35,558 and
     $47,332, respectively                                           230,348              253,652
   Other current assets                                               35,752               40,984
   Assets held for sale                                                  -                 23,130
                                                                -------------        -------------
     Total current assets                                            465,127              901,437

Property, plant and equipment, net                                 3,375,980            3,525,640
Goodwill, net                                                      1,940,318            1,940,318
Other intangibles, net                                               716,706              812,407
Investments                                                           21,738               57,103
Other assets                                                         477,661              457,384
                                                                -------------        -------------
         Total assets                                            $  6,997,530        $  7,694,289
                                                                =============        =============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                            $     6,366         $    88,002
   Accounts payable                                                  145,311             166,819
   Other current liabilities                                         296,262             322,805
   Liabilities related to assets held for sale                           -                11,128
                                                                -------------       -------------
     Total current liabilities                                       447,939             588,754

Deferred income taxes                                                446,182             447,056
Customer advances for construction and contributions in aid of
  construction                                                        94,598             122,035
Other liabilities                                                    300,250             264,382
Equity units                                                             -               460,000
Long-term debt                                                     4,324,817           4,195,629
Company Obligated Mandatorily Redeemable Convertible Preferred
  Securities*                                                            -               201,250

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares;
     334,811,000 and 284,709,000 outstanding and 334,816,000 and
     295,434,000 issued at September 30, 2004 and December 31,
     2003, respectively)                                              83,704              73,858
   Additional paid-in capital                                      1,693,979           1,953,317
   Accumulated deficit                                              (304,499)           (365,181)
   Accumulated other comprehensive loss, net of tax                  (89,368)            (71,676)
   Treasury stock                                                        (72)           (175,135)
                                                                -------------       -------------
     Total shareholders' equity                                    1,383,744           1,415,183
                                                                -------------       -------------
        Total liabilities and equity                             $ 6,997,530         $ 7,694,289
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

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                          2004             2003
                                                                                      --------------   --------------
Revenue                                                                                   $ 545,393         $595,037

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                           51,273           85,869
     Other operating expenses                                                               204,928          220,134
     Depreciation and amortization                                                          141,380          151,878
     Loss on impairment                                                                           -            4,000
     Management succession and strategic alternatives expenses (see Note 12)                 75,858                -
                                                                                      --------------   --------------
Total operating expenses                                                                    473,439          461,881
                                                                                      --------------   --------------

Operating income                                                                             71,954          133,156

Investment and other income (loss), net                                                     (13,651)         (24,277)
Interest expense                                                                             90,864          103,124
                                                                                      --------------   --------------
      Income (loss) before income taxes, dividends on convertible preferred
       securities                                                                           (32,561)           5,755
Income tax benefit                                                                          (21,271)          (7,210)
                                                                                      --------------   --------------
     Income (loss) before dividends on convertible preferred securities                     (11,290)          12,965

Dividends on convertible preferred securities, net of tax benefit
     of $0 and $(963), respectively*                                                              -            1,553
                                                                                      --------------   --------------
     Net income (loss) available to common shareholders                                   $ (11,290)        $ 11,412
                                                                                      ==============   ==============

Basic and diluted income (loss) available to common shareholders                          $   (0.04)        $   0.04
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

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                           2004             2003
                                                                                       --------------   --------------
Revenue                                                                                   $1,647,952       $1,890,853
                                                                                                   -
Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                           156,632          312,625
     Other operating expenses                                                                631,103          688,590
     Depreciation and amortization                                                           429,650          440,785
     Reserve for telecommunications bankruptcies                                                   -            2,260
     Restructuring and other expenses                                                              -            9,950
     Loss on impairment                                                                            -            4,000
     Management succession and strategic alternatives expenses (see Note 12)                  90,632                -
                                                                                       --------------   --------------
Total operating expenses                                                                   1,308,017        1,458,210
                                                                                       --------------   --------------
 Operating income                                                                            339,935          432,643

Investment and other income, net                                                              16,856           55,132
Interest expense                                                                             286,298          318,836
                                                                                       --------------   --------------
     Income before income taxes, dividends on convertible preferred
       securities, and cumulative effect of change in accounting principle                    70,493          168,939
Income tax expense                                                                            15,123           57,150
                                                                                       --------------   --------------
      Income before dividends on convertible preferred securities and
       cumulative effect of change in accounting principle                                    55,370          111,789

Dividends on convertible preferred securities, net of tax benefit
     of $0 and $(2,889), respectively*                                                             -            4,658
                                                                                       --------------   --------------
     Income before cumulative effect of change in accounting principle                        55,370          107,131

Cumulative effect of change in accounting principle, net of tax
     of $0 and $41,591, respectively                                                               -           65,769
                                                                                       --------------   --------------
     Net income available to common shareholders                                          $   55,370       $  172,900
                                                                                       ==============   ==============
 Basic income available to common shareholders:
     Income before cumulative effect of change in accounting principle                    $     0.19       $     0.38
     Cumulative effect of change in accounting principle                                           -             0.23
                                                                                       --------------   --------------
     Net income available to common shareholders                                          $     0.19       $     0.61
                                                                                       ==============   ==============
 Diluted income available to common shareholders:
     Income before cumulative effect of change in accounting principle                    $     0.18       $     0.37
     Cumulative effect of change in accounting principle                                           -             0.22
                                                                                       --------------   --------------
     Net income available to common shareholders                                          $     0.18       $     0.59
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

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                ($ in thousands)
                                   (Unaudited)


                                                                                Accumulated
                                      Common Stock     Additional                 Other         Treasury Stock       Total
                                    ------------------   Paid-In   Accumulated  Comprehensive ------------------- Shareholders'
                                    Shares    Amount     Capital     Deficit       Loss       Shares     Amount      Equity
                                    -------- --------- ------------ ----------- ------------  -------- ----------- -----------

Balances January 1, 2003            294,080   $73,520  $ 1,943,406  $ (553,033)   $(102,169) (11,598)  $(189,585) $1,172,139
   Stock plans                        1,354       338        9,911           -            -      873      14,450      24,699
   Net income                             -         -            -     187,852            -        -           -     187,852
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                          -         -            -           -       30,493        -           -      30,493
                                    -------- --------- ------------ ----------- ------------ -------- ----------- -----------
Balances December 31, 2003          295,434    73,858    1,953,317    (365,181)     (71,676) (10,725)   (175,135)  1,415,183
   Stock plans                        3,195       799       (5,428)          -            -    6,404     106,759     102,130
   Conversion of EPPICS               7,704     1,926       97,806           -            -      725      11,646     111,378
   Conversion of Equity Units        28,483     7,121      396,221           -            -    3,591      56,658     460,000
   Dividends on common stock of
     $2.25 per share                      -         -     (747,937)          -            -        -           -    (747,937)
   Net income                             -         -            -      55,370            -        -           -      55,370
   Tax benefit on equity forward
     contracts                            -         -            -       5,312            -        -           -       5,312
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                          -         -            -           -      (17,692)       -           -     (17,692)
                                    -------- --------- ------------ ----------- ------------ -------- ----------- -----------
Balances September 30, 2004         334,816   $83,704  $ 1,693,979  $ (304,499)   $ (89,368)      (5)  $     (72) $1,383,744
                                    ======== ========= ============ =========== ============ ======== =========== ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                ($ in thousands)
                                   (Unaudited)

                                             For the three months ended September 30,    For the nine months ended September 30,
                                             ---------------------------------------    ----------------------------------------
                                                  2004               2003                     2004                  2003
                                             ------------------   ------------------    --------------------   -----------------

Net income (loss)                                  $ (11,290)       $ 11,412                $ 55,370             $ 172,900
Other comprehensive income (loss), net of
  tax and reclassifications adjustments*             (16,652)          2,520                 (17,692)                7,318
                                             ------------------   ------------------    --------------------   -----------------
  Total comprehensive income (loss)                $ (27,942)       $ 13,932                $ 37,678             $ 180,218
                                             ==================   ==================    ====================   =================

               * Consists of unrealized holding gains/(losses) of
             marketable securities and/or the transfer of previously
          unrealized gains to the current period income statement as a result of the sale of securities.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                ($ in thousands)
                                   (Unaudited)
                                                                                 2004              2003
                                                                            ----------------  ----------------


Income before cumulative effect of change in accounting principle               $   55,370       $   107,131
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization expense                                       429,650           440,785
       Gain on expiration/settlement of customer advances                          (25,345)           (6,165)
       Gain on capital lease termination/restructuring                                   -           (65,724)
       Stock based compensation expense                                             43,631             5,720
       Loss on extinguishment of debt                                               20,368            10,704
       Loss on impairment                                                                -             4,000
       (Gain)/loss on sale of assets                                                (9,365)           11,792
       Other non-cash adjustments                                                    8,449             (130)
       Deferred taxes, net                                                          15,123            91,488
       Change in accounts receivable                                                17,895            57,091
       Change in accounts payable and other liabilities                            (22,674)          (88,062)
       Change in other current assets                                                5,232             6,547
                                                                            ----------------  ----------------
Net cash provided by operating activities                                          538,334           575,177

Cash flows from (used by) investing activities:
       Proceeds from sale of assets, net of selling expenses                        59,045           380,735
       Capital expenditures                                                       (201,310)         (191,658)
       Other assets purchased                                                      (26,715)             (770)
                                                                            ----------------  ----------------
Net cash from (used by) investing activities                                      (168,980)          188,307

Cash flows from (used by) financing activities:
       Dividends paid                                                             (747,937)                -
       Long-term debt payments                                                    (513,798)         (551,425)
       Premiums paid to retire debt                                                (20,368)          (10,704)
       Issuance of common stock                                                    530,197            10,357
       Repayment of customer advances for
         construction and contributions in aid of construction                      (2,092)           (7,765)
                                                                            ----------------  ----------------
Net cash used by financing activities                                             (753,998)         (559,537)

Increase (decrease) in cash and cash equivalents                                  (384,644)          203,947
Cash and cash equivalents at January 1,                                            583,671           393,177
                                                                            ----------------  ----------------

Cash and cash equivalents at September 30,                                      $  199,027       $   597,124
                                                                            ================  ================

Cash paid during the period for:
       Interest                                                                 $  264,174       $   303,913
       Income taxes                                                             $    2,196       $     2,425

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                              $      973       $    (1,238)
       Conversion of EPPICS                                                     $  111,379       $         -
       Investment writedowns                                                    $    5,286       $       201


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

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and Directors' Deferred Fee Equity Plan, our pro forma net income (loss) and net income (loss) per common share available for common shareholders would have been as follows:

                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                      --------------------------------      -------------------------------
                                                             2004               2003             2004              2003
                                                      ---------------     -------------     -------------     --------------
             ($ in thousands)

             Net income (loss)
             available for common
             shareholders                 As reported      $(11,290)         $ 11,412          $ 55,370         $ 172,900

             Add: Stock-based employee
             compensation expense
             included in reported net
             income, net of related tax
             effects                                         23,590               527            27,407             4,275

             Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method
             for all awards, net of
             related tax effects                            (27,339)           (3,472)          (35,024)          (12,421)
                                                            --------          ---------         ---------       -----------

                                          Pro forma        $(15,039)         $  8,467          $ 47,753         $ 164,754
                                                            ========          ========          ========         =========

             Net income (loss) per
             common share available for
             common shareholders          As reported:
                                             Basic         $  (0.04)         $   0.04          $   0.19         $    0.61
                                             Diluted       $  (0.04)         $   0.04          $   0.18         $    0.59

                                          Pro forma:
                                             Basic         $  (0.05)         $   0.03          $   0.16         $    0.58
                                             Diluted       $  (0.05)         $   0.03          $   0.16         $    0.56

          In connection with the payment of the special dividend of $2 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44", there is no accounting consequence for changes made to the exercise price, the number of shares, or both, of a fixed stock option or award as a direct result of the special dividend.

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

     The FASB has issued an Exposure Draft that would require stock-based employee compensation to be recorded as a charge to earnings for interim or annual periods beginning after June 15, 2005. We will continue to monitor the progress on the issuance of this standard.

(3)  Accounts Receivable:
     -------------------
     The components of accounts receivable, net at September 30, 2004 and December 31, 2003 are as follows:

($ in thousands)                           September 30, 2004     December 31, 2003
                                          ---------------------  --------------------

Customers                                            $ 227,248             $ 250,515
Other                                                   38,658                50,469
Less:  Allowance for doubtful accounts                 (35,558)              (47,332)
                                          ---------------------  --------------------
   Accounts receivable, net                          $ 230,348             $ 253,652
                                          =====================  ====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $7,196,000 and $4,355,000 for the three months ended September 30, 2004 and 2003, respectively and $13,754,000 and $15,153,000 for the nine months ended September 30, 2004 and 2003, respectively. Additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment, net at September 30, 2004 and December 31, 2003 is as follows:

      ($ in thousands)                           September 30, 2004       December 31, 2003
                                                ---------------------    --------------------

      Property, plant and equipment                      $ 6,398,721             $ 6,221,307
      Less: Accumulated depreciation                      (3,022,741)             (2,695,667)
                                                ---------------------    --------------------
           Property, plant and equipment, net            $ 3,375,980             $ 3,525,640
                                                =====================    ====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $109,750,000 and $120,012,000 for the three months ended September 30, 2004 and 2003, respectively and $334,760,000 and $345,577,000 for the nine months ended September 30, 2004 and 2003, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment in our ILEC segment. As part of the preparation and adoption of SFAS No. 143, we analyzed depreciation rates for the ILEC segment and compared them to industry averages and historical expense data. Based on this review, the Company shortened the depreciable lives of certain assets.

(5)  Dispositions:
     ------------
     In October 2004, we sold cable assets in California, Arizona, Indiana, and Wisconsin, and we have signed a definitive agreement to sell cable assets in New Mexico. The $1,286,000 pre-tax loss on these sales was recognized during the third quarter of 2004.

     During the third quarter of 2004, we sold our corporate aircraft for approximately $15,298,000 in cash.

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

     Summarized balance sheet information for the electric operations (assets held for sale) is set forth below (no data for September 30, 2004 because all of the properties had been sold as of that date).

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
                                                      ====================

(7)  Intangibles:
     -----------
     Intangibles at September 30, 2004 and December 31, 2003 are as follows:

      ($ in thousands)                                   September 30, 2004       December 31, 2003
                                                       ------------------------  ---------------------
      Customer base - amortizable over 96 months                     $ 994,590              $ 995,853
      Trade name - non-amortizable                                     122,058                122,058
                                                       ------------------------  ---------------------
         Other intangibles                                           1,116,648              1,117,911
      Accumulated amortization                                        (399,942)              (305,504)
                                                       ------------------------  ---------------------
          Total other intangibles, net                               $ 716,706              $ 812,407
                                                       ========================  =====================

     Amortization expense was $31,630,000 and $31,866,000 for the three months ended September 30, 2004 and 2003, respectively and $94,890,000 and $95,208,000 for the nine months ended September 30, 2004 and 2003, respectively. The decline in customer base at September 30, 2004 is due to the sale of cable assets. Amortization expense for each of the next five years, based on our estimate of useful lives, is estimated to be $126,520,000 per year.

(8)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2003 to September 30, 2004 is as follows:

                                                     Nine Months Ended September 30, 2004
                                                   -----------------------------------------
                                                                                                            Interest Rate*
                                                                                                                  at
                                     December 31,                Interest                     September 30,   September 30,
($ in thousands)                        2003         Payments   Rate Swap   Reclassification     2004            2004
                                     ------------    --------   ---------   ----------------  -------------  --------------

  Rural Utilities Service Loan
   Contracts                         $     30,010   $    (685)    $           $     -         $   29,325        6.120%

  Senior Unsecured Debt                 4,167,123     (80,955)      973          51,770        4,138,911        8.161%


  EPPICS** (reclassified as a
   result of   adopting FIN 46R)             -              -         -         100,377          100,377        5.000%

  Equity Units                            460,000    (408,230)        -         (51,770)             -            -


  ELI Notes                                 5,975      (5,975)        -             -                -            -
  ELI Capital Leases                       10,061      (5,640)        -             -              4,421       10.363%
  Industrial Development Revenue
    Bonds                                  70,440     (12,300)        -             -             58,140        5.559%
  Other                                        22         (13)                      -                  9       12.990%
                                     ------------    --------     --------    ----------      -----------
TOTAL LONG TERM DEBT                 $  4,743,631   $(513,798)    $  973      $ 100,377       $4,331,183
                                     ------------   =========     ========    ==========      -----------

  Less:  Current Portion                  (88,002)                                                (6,366)

  Less:  Equity Units                    (460,000)                                                   -
                                     ------------                                             -----------
                                     $  4,195,629                                             $4,324,817
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

     On July 15, 2004, we renegotiated and prepaid with $4,954,000 of cash the entire remaining $5,524,000 Electric Lightwave capital lease obligation to a third party.

     On July 30, 2004, we purchased $300,000,000 of the 6.75% notes that were a component of our equity units at 105.075% of par, plus accrued interest, at a premium of approximately $15,225,000 recorded in investment and other income (loss), net.

     During August and September 2004, we repurchased through a series of transactions an additional $108,230,000 of the 6.75% notes due 2006 at a weighted average price of 104.486% of par, plus accrued interest, at a premium of approximately $4,855,000 recorded in investment and other income
     (loss), net.

     As of September 30, 2004, EPPICS representing a total principal amount of $111,379,000 were converted into 8,429,020 shares of Citizens common stock.

     Total future minimum cash payment commitments over the next 20 years under ELI's long-term capital leases amounted to $10,017,000 as of September 30, 2004.

(9)  Net Income (Loss) Per Common Share:
     ----------------------------------
     The reconciliation of the income (loss) per common share calculation for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows:

                                                                For the three months ended         For the nine months ended
($ in thousands, except per-share amounts)                             September 30,                      September 30,
                                                           ------------------------------------   ----------------------------------
                                                                 2004               2003               2004                2003
                                                           -----------------  -----------------   ---------------  -----------------
Net income (loss) used for basic and diluted earnings (loss)
------------------------------------------------------------
   available to common shareholders:
   ---------------------------------

Income (loss) before cumulative effect of change in accounting
   principle                                                      $ (11,290)          $ 11,412          $ 55,370          $ 107,131
Cumulative effect of change in accounting principle                       -                  -                 -             65,769
                                                           -----------------  -----------------   ---------------  -----------------
Total basic net income (loss) available to common
   shareholders                                                   $ (11,290)          $ 11,412          $ 55,370          $ 172,900
                                                           =================  =================   ===============  =================

Effect of conversion of preferred securities                              -                  -                 -              4,658
                                                           -----------------  -----------------   ---------------  -----------------
Total diluted net income (loss) available to common
  shareholders                                                    $ (11,290)          $ 11,412          $ 55,370          $ 177,558
                                                           =================  =================   ===============  =================
Basic earnings (loss) available to common shareholders:
-------------------------------------------------------
Weighted-average shares outstanding - basic                         309,732            282,838           294,455            282,217
                                                           =================  =================   ===============  =================

Income (loss) before cumulative effect of change in
   accounting principle                                           $   (0.04)          $   0.04          $   0.19          $    0.38
Cumulative effect of change in accounting principle                       -                  -                 -               0.23
                                                           -----------------  -----------------   ---------------  -----------------
Net income (loss) available to common shareholders                $   (0.04)          $   0.04          $   0.19          $    0.61
                                                           =================  =================   ===============  =================

Diluted earnings (loss) available to common shareholders:
---------------------------------------------------------
Weighted-average shares outstanding                                 309,732            282,838           294,455            282,217
Effect of dilutive shares                                             4,480              5,264             5,783              4,900
Effect of conversion of preferred securities                              -                  -                 -             15,134
                                                           -----------------  -----------------   ---------------  -----------------
Weighted-average shares outstanding - diluted                       314,212            288,102           300,238            302,251
                                                           =================  =================   ===============  =================

Income (loss) before cumulative effect of change in
   accounting principle                                           $   (0.04)          $   0.04          $   0.18          $    0.37
Cumulative effect of change in accounting principle                       -                  -                 -               0.22
                                                           -----------------  -----------------   ---------------  -----------------
Net income (loss) available to common shareholders                $   (0.04)          $   0.04          $   0.18          $    0.59
                                                           =================  =================   ===============  =================

     For the three and nine months ended September 30, 2004, options of 1,913,135 and 2,494,634, respectively, at exercise prices ranging from $13.30 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

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

     In connection with the payment of the special dividend of $2 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44", there is no accounting consequence for changes made to the exercise price, the number of shares, or both, of a fixed stock option or award as a direct result of the special dividend,

     For the three and nine months ended September 30, 2004 and 2003, restricted stock awards of 1,543,000 and 1,453,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     On August 17, 2004 we issued 32,073,633 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460,000,000 Senior Note component of the equity units, we repurchased $300,000,000 principal amount of these Notes in July 2004. The remaining $160,000,000 of the Senior Notes were repriced and a portion was remarketed on August 12, 2004 as the 6.75% Notes due August 17, 2006. During August and September, 2004, we repurchased an additional $108,230,000 of the 6.75% Notes which, in addition to the $300,000,000 purchased in July, resulted in a pre-tax charge of approximately $20,080,000 during the third quarter of 2004, but will result in an annual reduction in interest expense of about $27,555,000 per year.

     As a result of our July dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert to Citizens common shares. As of September 30, 2004, approximately 55% of the EPPICS outstanding, or about $111,379,000 aggregate principal amount of units, have converted to 8,429,020 Citizens common shares, including 725,000 treasury shares.

     At September 30, 2004, we had 1,797,428 shares of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. As a result of the September 2004 special dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have not been included in the diluted income per share calculation for the three and nine months ended September 30, 2004 because their inclusion would have had an antidilutive effect.

     At September 30, 2003, we had 4,025,000 shares of potentially dilutive EPPICS which were convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share that have been included in the diluted income per common share calculation for the nine months ended September 30, 2003. These securities have not been included in the diluted income per share calculation for the three months ended September 30, 2003 because their inclusion would have had an antidilutive effect.

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

     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of the Company's ILEC properties share similar economic characteristics: they provide the same products and services to similar customers using comparable technologies in all the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.

($ in thousands)                            For the three months ended September 30, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI        Electric (1)     Segments
                                      --------------  -------------- --------------- -------------
Revenue                                   $ 506,183        $ 39,210             $ -     $ 545,393
Depreciation and amortization               135,259           6,121               -       141,380
Management succession and
   strategic alternatives expenses           73,051           2,807               -        75,858
Operating income (loss)                      71,191             774             (11)       71,954
Capital expenditures                         65,960           1,907               -        67,867


($ in thousands)                                       For the three months ended September 30, 2003
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                   $ 511,574        $ 40,416        $ 18,005      $ 25,042      $ 595,037
Depreciation and amortization               146,261           5,617               -             -        151,878
Loss on impairment                                -               -               -         4,000          4,000
Operating income (loss)                     133,807           3,773          (2,806)       (1,618)       133,156
Capital expenditures                         66,968           3,113           2,412         3,515         76,008

     (1) Consists principally of post-sale activities associated with the completion of our utility divestiture program. These costs could not be accrued as a selling cost at the time of sale. The Company believes it has an adequate provision for its remaining post-divestiture liabilities. We do not anticipate any material future costs associated with these activities.

($ in thousands)                             For the nine months ended September 30, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI          Electric       Segments
                                      --------------  -------------- --------------- -------------
Revenue                                 $ 1,520,940       $ 117,277         $ 9,735   $ 1,647,952
Depreciation and amortization               411,749          17,901               -       429,650
Management succession and
   strategic alternatives expenses           87,279           3,353               -        90,632
Operating income (loss)                     337,146           5,121          (2,332)      339,935
Capital expenditures                        192,491           8,066             573       201,130

($ in thousands)                                    For the nine months ended September 30, 2003
                                      ---------------------------------------------------------------------------
                                                                                                       Total
                                          ILEC             ELI            Gas          Electric      Segments
                                      --------------  -------------- --------------- ------------- --------------
Revenue                                 $ 1,535,336       $ 125,228       $ 137,686      $ 92,603    $ 1,890,853
Depreciation and amortization               422,990          17,795               -             -        440,785
Reserve for telecommunications
   bankruptcies                               1,113           1,147               -             -          2,260
Restructuring and other expenses              9,482             468               -             -          9,950
Loss on impairment                                -               -               -         4,000          4,000
Operating income                            402,536           6,658          15,204         8,245        432,643
Capital expenditures                        161,260           6,514           9,877        13,487        191,138

     The following table reconciles sector capital expenditures to total consolidated capital expenditures.

($ in thousands)                       For the three months ended     For the nine months ended
                                              September 30,                  September 30,
                                      ------------------------------ -----------------------------
                                          2004            2003            2004           2003
                                      --------------  -------------- --------------- -------------
Total segment capital expenditures         $ 67,867        $ 76,008       $ 201,130     $ 191,138
General capital expenditures                      9              48             180           520
                                      --------------  -------------- --------------- -------------
Consolidated reported capital
   expenditures                            $ 67,876        $ 76,056       $ 201,310     $ 191,658
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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of September 30, 2004 and December 31, 2003 were $550,000,000 and $400,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 6.31% as of September 30, 2004 and approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rates of 8.47% and 8.38% as of September 30, 2004 and December 31, 2003, respectively). The fair value of these derivatives is reflected in other assets as of September 30, 2004, in the amount of $11,574,000 and the related underlying debt has been increased by a like amount. The net amounts received during the three and nine months ended September 30, 2004 as a result of these contracts amounted to $1,577,000 and $7,093,000, respectively, and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.

(12) Management Succession and Strategic Alternatives Expenses:
     ---------------------------------------------------------
     On July 11, 2004, our Board of Directors announced that it had completed its review of the Company's financial and strategic alternatives and on September 2, 2004 the Company paid a special dividend of $2 per common share and a quarterly dividend of $0.25 per common share to shareholders of record on August 18, 2004. Concurrently, Leonard Tow decided to step down from his position as chief executive officer, effective immediately, and resigned his position as Chairman of the board on September 27, 2004. The Board of Directors named Mary A. Wilderotter president and chief executive officer (effective November 1, 2004) on September 21, 2004 and Rudy J. Graf was elected Chairman of the board on September 30, 2004.

     Through the first nine months of 2004, we expensed approximately $90,632,000 of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36,618,000 of non-cash expenses for the acceleration of stock benefits, cash expenses of $19,229,000 for advisory fees, $19,339,000 for severance and retention arrangements and $15,446,000 primarily for tax reimbursements. We do not anticipate any significant future costs for these items.

(13) Investment and Other Income, Net:
     --------------------------------
     The components of investment and other income, net are as follows:

                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                  -----------------------------------   -----------------------------------
($ in thousands)                                        2004              2003                2004              2003
                                                  -----------------  ----------------   ----------------- -----------------
Investment income (loss)                                 $  (2,742)        $   1,809            $  2,869          $  7,113
Gain on capital lease termination/restructuring                  -                 -                   -            65,724
Gain on expiration/settlement of customer advances               -                 -              25,345             6,165
Premium on debt repurchases                                (20,368)           (7,250)            (20,368)          (10,704)
Gain (loss) on sale of assets                               10,735           (16,813)              9,365           (11,792)
Other, net                                                  (1,276)           (2,023)               (355)           (1,374)
                                                  -----------------  ----------------   ----------------- -----------------
     Total investment and other income, net              $ (13,651)        $ (24,277)           $ 16,856          $ 55,132
                                                  =================  ================   ================= =================

     During 2003 and 2004, we recognized income in connection with certain retained liabilities associated with customer advances for construction from our disposed water properties, as a result of some of these liabilities terminating. During 2003, we recognized gains in connection with the termination/restructuring of capital leases at ELI. Gain (loss) on sale of assets in 2004 represents various gains (losses) recognized including the gain on sales of non strategic investments during the third quarter. In 2003, the amount is attributable to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions during the third quarter, and the sale of access lines in North Dakota and our wireless partnership interest in Wisconsin during the second quarter, and the sale of our Plano, Texas office building in March 2003.

(14) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------
     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly-owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). These securities have an adjusted conversion price of $11.46 per Citizens common share. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share special dividend. The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2004 and the four quarters of 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated
     Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of September 30, 2004, EPPICS representing a total principal amount of $111,379,000 had been converted into 8,429,020 shares of Citizens common stock.

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

Balance Sheet
                                                                  As of
                                     -------------------------------------------------------------
($ in thousands)                      December 31, 2003    September 30, 2004           Change
                                     --------------------- --------------------     --------------
Assets:
     Cash                                         $ 2,103              $     -           $ (2,103) (1)
     Investments                                        -               12,645             12,645  (2)

Liabilities:
     Long-term debt                                     -              100,377  (3)        (100,873(3)
     EPPICS                                       201,250                    -  (3)

Statement of Operations

                                                  As reported for the nine months ended
                                     -------------------------------------------------------------
 ($ in thousands)                      September 30, 2003   September 30, 2004           Change
                                     --------------------- --------------------     --------------
Investment income                                 $     -              $   474           $    474  (4)
Interest expense                                        -                7,044              7,044  (5)
Dividends on EPPICS (before tax)                    7,548                    -             (7,548) (6)
                                     --------------------- --------------------     --------------
     Net                                          $ 7,548              $ 6,570           $   (978)
                                     ===================== ====================     ==============

     (1) Represents a cash balance on the books of the Partnership that is removed as a result of the deconsolidation.
     (2) Represents Citizens' investments in the Partnership and the Trust. At December 31, 2003, these investments were eliminated in consolidation against the equity of the Partnership and the Trust.
     (3) As a result of the deconsolidation, the Trust and the Partnership balance sheets were removed, leaving debt issued by Citizens to the Partnership in the amount of $211,756,000. The nominal effect of an increase in debt of $10,506,000 is debt that is "intercompany." FIN 46R does not impact the economics of the EPPICS structure. As of September 2004, Citizens has $100,377,000 (approximately $111,378,600 converted during third quarter) of debt outstanding to third parties and will continue to pay interest on that amount at 5%.
     (4) Represents interest income to be paid by the Partnership and the Trust to Citizens for its investments noted in (2) above. The Partnership and the Trust have no source of cash except as provided by Citizens. Interest is payable at the rate of 5% per annum.
     (5) Represents interest expense on the convertible debentures issued by Citizens to the Partnership. Interest is payable at the rate of 5% per annum.
     (6) As a result of the deconsolidation of the Trust, previously reported dividends on the convertible preferred securities issued to the public by the Trust are removed and replaced by the interest accruing on the debt issued by Citizens to the Partnership. Citizens remains the guarantor of the EPPICS debt and continues to be the sole source of cash for the Trust to pay dividends.

(15) Retirement Plans:
     ----------------
     The following tables provides the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

                                                                Pension Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the nine months ended
                                                 September 30,                  September 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2004           2003           2004         2003
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                    $ 1,133        $ 1,763        $ 4,311     $  5,607
Interest cost on projected benefit obligation    11,859         13,364         34,851       42,502
Return on plan assets                           (14,286)       (14,697)       (42,902)     (46,739)
Amortization of prior service cost and
       unrecognized net obligation                  (61)           (47)          (183)        (149)
Amortization of unrecognized loss                 2,911          3,002          6,619        9,544
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                         1,556          3,385          2,696       10,765
Curtailment/settlement charge                         -          6,585              -        6,585
                                           -------------  -------------   ------------ ------------
Total periodic benefit cost                     $ 1,556        $ 9,970        $ 2,696     $ 17,350
                                           =============  =============   ============ ============


                                                           Other Postretirement Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the nine months ended
                                                 September 30,                  September 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2004           2003           2004         2003
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                    $    48        $   292       $    846     $    876
Interest cost on projected benefit obligation     3,203          2,863          9,517        8,591
Return on plan assets                              (641)          (449)        (1,701)      (1,347)
Amortization of prior service cost and
       unrecognized net obligation                 (162)             5           (150)          15
Amortization of unrecognized loss                   809            838          3,927        2,515
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                       $ 3,257        $ 3,549       $ 12,439     $ 10,650
                                           =============  =============   ============ ============

     We expect that our pension expense for 2004 will be $3,000,000 - $4,000,000 (it was $12,400,000 in 2003) and no contribution will be required to be made by us to the pension plan in 2004. No contribution was made, or required, for 2003.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. Currently, the Company has not yet been able to conclude whether the benefits provided by its postretirement medical plan are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company cannot quantify the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation and accordingly, the effects of the Act have not been reflected in the accompanying unaudited consolidated financial statements.

(16) Income Taxes:
     ------------
     The effective tax rate for the nine months ended September 30, 2004 and 2003 was 21.5% and 33.8%, respectively. Our effective tax rate has declined as a result of the completion of audits with federal and state taxing authorities in the third quarter 2004 and changes in the structure of certain of our subsidiaries.

(17) Commitments and Contingencies:
     -----------------------------
     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. On March 11, 2004, the Magistrate in charge of the case granted our motion for partial summary judgment with respect to the City's CERCLA claims, and that decision was affirmed by the District Court on May 5, 2004. In an order issued on July 6, 2004, the Magistrate dismissed the City's claim for punitive damages. The case could be set for trial as early as the first quarter of 2005. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as a part of the Global Crossing Bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. We have advised Citibank that we believe its demand for indemnification is unfounded. If Citibank elects to pursue its claims for indemnification in a legal proceeding, we will vigorously contest those claims.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We have budgeted capital expenditures in 2004 of approximately $276,000,000, including $265,000,000 for ILEC (approximately $10,300,000 of which relates to our billing system conversion) and $11,000,000 for ELI. Capitalized costs during 2004 associated with our billing system conversion amounted to $7,755,000.

     The Company sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation was 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with investment grade credit ratings, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted by January 1, 2005 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2005 through 2015 would be approximately $1,600,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We believe that we would receive full recovery of our costs through sales to others. If pricing became more favorable we could potentially sell the power on the open market at a profit. We could potentially lose money if we were unable to sell the power at cost. We caution that all of the above-described scenarios are unlikely to occur and we cannot predict with any degree of certainty any potential outcome.

(18) Subsequent Event:
     ----------------
     On October 29, 2004, Citizens Communications Company entered into a $250,000,000 credit agreement with a maturity date of October 29, 2009. The $805,000,000 lines of credit, which would have matured on October 24, 2006, were canceled as of the same date. During the term of the $250,000,000 credit agreement, Citizens may borrow, repay and re-borrow funds. The new credit facility contains a maximum leverage ratio covenant, which requires that we maintain a ratio of no greater than 4.50 to 1. Although the new credit facility is unsecured, it will be equally and ratably secured by certain liens and equally and ratably guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed. The new credit agreement is available for general corporate purposes but may not be used to fund dividend payments.

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

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and attractive to our customers, and our ability to sell enhanced and data services in order to offset declines in highly profitable revenue from local services, access services and subsidies;

     * Our ability to comply with Section 404 of the Sarbanes-Oxley Act, which requires management to assess its internal control systems and disclose whether the internal control systems are effective and the identification of any material weaknesses in the Company's internal control over financial reporting;

     * The effects of changes in regulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and other federal and state legislation and regulation, including potential changes in access charges and subsidy payments, regulatory network upgrade and reliability requirements, and portability requirements;

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

     * Our ability to successfully renegotiate expiring union contracts covering approximately 140 employees that are scheduled to expire during the remainder of 2004;

     * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements and cash taxes and our liquidity;

     *    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with environmental and worker health and safety matters;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental, or regulatory proceedings, audits or disputes; and

     * The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

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

The telecommunications industry is undergoing significant changes and difficulties. The market for internet access, long distance, long-haul and related services in the United States is extremely competitive, with substantial overcapacity in the market. Demand and pricing for certain CLEC services (such as long-haul services) have decreased substantially. There is also increasing price pressure on certain of our ILEC services such as special access, business services, long distance and internet access. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by carriers. Several long distance and Interexchange Carriers
(IXCs) have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

Our ILEC business has been experiencing declining access lines, switched minutes of use and revenues because of economic conditions, unemployment levels, increasing competition (as described above), changing consumer behavior (such as wireless displacement of wireline use, email use, instant messaging and increasing use of VOIP) and regulatory constraints. During the nine months ended September 30, 2004, our access lines declined 2.4%, our switched minutes of use declined 1.6% and our ILEC revenues declined 0.9%, in each case as compared to the first nine months of 2003. These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline during the remainder of 2004 and 2005. During the nine months ended September 30, 2004, our switched network access revenue declined 6.9%, our long distance revenue declined 8.4%, our subsidy revenue declined 9.2% and our local service revenue declined 2.2%, in each case as compared to 2003. One of the ways we are responding to competition is by bundling services and products and offering them for a single price, which results in lower pricing than purchasing the services separately. During the nine months ended September 30, 2004, approximately 58,300 customers started buying one of our bundled packages and we increased our revenue from enhanced services by 7.2%. In addition, we added approximately 67,000 DSL subscribers during the nine months ended September 30, 2004 and increased our data revenue by 28.7%. Our average ILEC revenue per month per average number of ILEC access lines during the nine months ended September 30, 2004 was $71.43 compared to $70.38 during the nine months ended September 30, 2003. Revenues from data services such as DSL continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating and employee costs may cause our profitability to decrease. In addition, costs we will incur during the remainder of 2004 to convert the billing system for some of our access lines, to enable our systems to be capable of local number portability (LNP) and to retain certain employees will affect our profitability and capital expenditures during the remainder of 2004.

(a) Liquidity and Capital Resources
    -------------------------------
For the nine months ended September 30, 2004, we used cash flow from operations, proceeds from the sale of equity and non-strategic investments, cash and cash equivalents to fund capital expenditures, interest payments, dividend payments and debt repayments. As of September 30, 2004, we had cash and cash equivalents aggregating $199.0 million.

We have budgeted approximately $276.0 million for our 2004 capital projects, including $265.0 million for the ILEC segment (approximately $10.3 million of which relates to our billing system conversion) and $11.0 million for the ELI segment. Capitalized costs during 2004 associated with our billing system conversion amount to $7.8 million through September 30.

For the nine months ended September 30, 2004, our capital expenditures were $201.3 million, including $192.5 million for the ILEC segment, $8.0 million for the ELI segment, $0.6 million for the public utilities segment and $0.2 million for general capital expenditures. Our capital spending has been trending lower over the last several years as we continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We will continue to focus on managing our costs while increasing our investment in certain new product areas such as DSL, VOIP and other Broadband services.

We have an available shelf registration for $719.9 million. As of September 30, 2004 we had available lines of credit with financial institutions in the aggregate amount of $805.0 million. Associated facility fees varied depending on our credit ratings and were 0.40% per annum as of September 30, 2004. The expiration date for these facilities was October 24, 2006. No amounts were ever borrowed under these facilities. On October 29, 2004, the $805.0 million lines of credit were cancelled and replaced with a new $250.0 million line of credit with a maturity date of October 29, 2009. Associated facility fees for the new credit facility vary depending on our leverage ratio and were 0.375% as of October 29, 2004. During the term of the new credit facility we may borrow, repay and re-borrow funds. The new credit facility is available for general corporate purposes but may not be used to fund dividend payments. There are no outstanding borrowings under the new facility.

In July 2004, our Board of Directors concluded a review of financial and strategic alternatives. After analysis of alternatives by the Board of Directors and its financial and legal advisors, the Board determined to pay a special dividend of $2 per common share and institute a regular annual dividend of $1 per common share which will be paid quarterly. The special dividend and first quarterly dividend were paid on September 2, 2004 to shareholders of record on August 18, 2004, utilizing the Company's available cash on hand. The next quarterly dividend of $0.25 per common share will be paid on December 31, 2004 to shareholders of record on December 10, 2004.

The dividends paid on September 2, 2004 totaled $747.9 million and significantly reduced our cash balances and liquidity. In addition, our ongoing annual dividends of approximately $335.0 million will reduce our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and require us to increase capital expenditures. The downgrades in our credit ratings in July, 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over time our cash taxes will increase.

As a result of our dividend policy, Standard and Poor's lowered its ratings on Citizens debt from "BBB" to "BB-plus", Moody's Investors Service lowered its ratings from "Baa3" to "Ba3" and Fitch Ratings lowered its ratings from "BBB" to "BB".

We believe our operating cash flows, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, make required debt payments through 2005, pay dividends to our shareholders in accordance with our dividend policy, and support our short-term and long-term operating strategies. We have approximately $927.8 million of debt that matures in 2006. We will refinance most of this debt. Based on current market conditions, any refinancing of such debt is likely to result in ongoing lower interest expense but in the period during which the refinancing occurs we will expense repayment premiums and the write off of unamortized deferred financing costs as a result of retiring debt prior to its maturity.

Issuance of Common Stock
------------------------
On August 17, 2004 we issued 32,073,633 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460.0 million Senior Note component of their equity units, we repurchased
$300.0 million principal amount of these Notes in July 2004. The remaining $160.0 million of the Senior Notes were repriced and a portion was remarketed on August 12, 2004 as the 6.75% Notes due August 17, 2006. During August and September, 2004, we repurchased an additional $108.2 million of the 6.75% Notes which, in addition to the $300.0 million purchased in July, resulted in a pre-tax charge of approximately $20.1 million during the third quarter of 2004, but will result in an annual reduction in interest expense of about $27.6 million per year.

As a result of our July dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert to Citizens common shares. As of September 30, 2004, approximately 55% of the EPPICS outstanding, or about $111.4 million aggregate principal amount of units, have converted to 8,429,020 Citizens common shares, including 725,000 treasury shares.

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

On July 15, 2004, we renegotiated and prepaid with $5.0 million of cash the entire remaining $5.5 million Electric Lightwave capital lease obligation to a third party.

On July 30, 2004, we purchased $300.0 million of the 6.75% notes that were a component of our equity units at 105.075% of par, plus accrued interest, at a premium of approximately $15.2 million.

During August and September 2004, we repurchased through a series of transactions an additional $108.2 million of the 6.75% notes due 2006 at a weighted average price of 104.486% of par, plus accrued interest, at a premium of approximately $4.9 million.

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

The notional amounts of fixed-rate indebtedness hedged as of September 30, 2004 and December 31, 2003 was $550.0 million and $400.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 6.31% as of September 30, 2004 and approximately 5.46% as of December 31, 2003) and receive fixed rates of interest (average receive rates of 8.47% and 8.38% as of September 30, 2004 and December 31, 2003, respectively). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the three and nine months ended September 30, 2004, the cash interest savings resulting from these interest rate swaps was approximately $1.6 million and $7.1 million, respectively, and is reflected as a reduction of interest expense in the accompanying statements of operations.

Sale of Non-Strategic Investments
---------------------------------
On August 13, 2004, we sold our entire 1,333,500 shares of D & E Communications, Inc. (D & E) for approximately $13.3 million in cash.

On September 3, 2004, we sold our entire holdings of 2,605,908 common share equivalents in Hungarian Telephone and Cable Corp. for approximately $13.2 million in cash.

During  the  third  quarter  of  2004,  we  sold  our  corporate   aircraft  for
approximately $15.3 million in cash.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Management Succession and Strategic Alternatives Expenses
---------------------------------------------------------
On July 11, 2004, our Board of Directors announced that it completed its review of the Company's financial and strategic alternatives. Through the first nine months of 2004, we expensed approximately $90.6 million of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36.6 million of non-cash expenses for the acceleration of stock benefits, cash expenses of $19.2 million for advisory fees, $19.3 million for severance and retention arrangements and $15.5 million primarily for tax reimbursements. We do not anticipate any significant future costs for these items.

EPPICS
------
In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). These securities have an adjusted conversion price of $11.46 per Citizens common share. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share special dividend. The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2004 and the four quarters of 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of September 30, 2004, EPPICS representing a total principal amount of $111.4 million had been converted into 8,429,020 shares of Citizens common stock.

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

Balance Sheet
                                                                  As of
                                     -------------------------------------------------------------
($ in thousands)                      December 31, 2003    September 30, 2004           Change
                                     --------------------- --------------------     --------------
Assets:
     Cash                                         $ 2,103              $     -           $ (2,103) (1)
     Investments                                        -               12,645             12,645  (2)

Liabilities:
     Long-term debt                                     -              100,377  (3)      (100,873) (3)
     EPPICS                                       201,250                    -  (3)

Statement of Operations

                                                  As reported for the nine months ended
                                     -------------------------------------------------------------
 ($ in thousands)                      September 30, 2003   September 30, 2004           Change
                                     --------------------- --------------------     --------------
Investment income                                 $     -              $   474           $    474  (4)
Interest expense                                        -                7,044              7,044  (5)
Dividends on EPPICS (before tax)                    7,548                    -             (7,548) (6)
                                     --------------------- --------------------     --------------
     Net                                          $ 7,548              $ 6,570           $   (978)
                                     ===================== ====================     ==============

     (1) Represents a cash balance on the books of the Partnership that is removed as a result of the deconsolidation.
     (2) Represents Citizens' investments in the Partnership and the Trust. At December 31, 2003, these investments were eliminated in consolidation against the equity of the Partnership and the Trust.
     (3) As a result of the deconsolidation, the Trust and the Partnership balance sheets were removed, leaving debt issued by Citizens to the Partnership in the amount of $211.8 million. The nominal effect of an increase in debt of $10.5 million is debt that is "intercompany." FIN 46R does not impact the economics of the EPPICS structure. As of September 2004, Citizens has $100.4 million (approximately $111.4 million converted during the third quarter) of debt outstanding to third parties and will continue to pay interest on that amount at 5%.
     (4) Represents interest income to be paid by the Partnership and the Trust to Citizens for its investments noted in (2) above. The Partnership and the Trust have no source of cash except as provided by Citizens. Interest is payable at the rate of 5% per annum.
     (5) Represents interest expense on the convertible debentures issued by Citizens to the partnership. Interest is payable at the rate of 5% per annum.
     (6) As a result of the deconsolidation of the Trust, previously reported dividends on the convertible preferred securities issued to the public by the Trust are removed and replaced by the interest accruing on the debt issued by Citizens to the Partnership. Citizens remains the guarantor of the EPPICS debt and continues to be the sole source of cash for the Trust to pay dividends.

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

Our new $250 million credit facility contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to
(ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.50 to 1. Although the new credit facility is unsecured, it will be equally and ratably secured by certain liens and equally and ratably guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed.

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

In October 2004, we sold cable assets in California, Arizona, Indiana, and Wisconsin, and we have signed a definitive agreement to sell cable assets in New Mexico. The $1.3 million pre-tax loss on these sales was recognized during the third quarter of 2004.

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

Accounting standards require that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2002, due to weak performance in the equity markets during 2002 as well as a decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $181.0 million with a corresponding charge to shareholders' equity of $112.0 million, net of taxes of $69.0 million. In the fourth quarter of 2003, due to strong performance in the equity markets during 2003, partially offset by a decrease in the year-end discount rate, the Company recorded a reduction to its minimum pension liability in the amount of $35.0 million with a corresponding credit to shareholders' equity of $22.0 million, net of taxes of $13.0 million. These adjustments did not impact our earnings or cash flows. Based upon market conditions existing at the end of October 2004, an additional charge to equity of approximately $25.0 million - $30.0 million on a pre-tax basis would be required at the end of 2004 should market conditions remain unchanged.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosures relating to them.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report on Form 10-K.

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

The Company has sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners
(VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation was 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay  for a  substantially  larger  share  of  the  VJO's  total  power  purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose, "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with investment grade credit ratings, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted by January 1, 2005 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2005 through 2015 would be approximately $1.6 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We believe that we would receive full recovery of our costs through sales to others. If pricing became more favorable we could potentially sell the power on the open market at a profit. We could potentially lose money if we were unable to sell the power at cost.

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

The FASB has issued an Exposure Draft that would require stock-based employee compensation to be recorded as a charge to earnings for interim or annual periods beginning after June 15, 2005. We will continue to monitor the progress on the issuance of this standard.

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

CLEC revenue is generated through local, long distance, data and long-haul services. These services are primarily provided under a monthly recurring fee or based on usage at agreed upon rates and are not dependent upon significant judgments by management with the exception of the determination of a provision for uncollectible amounts and realizability of reciprocal compensation. CLEC usage based revenue includes amounts determined under reciprocal compensation agreements. While this revenue is governed by specific contracts with the counterparty, management defers recognition of disputed portions of such revenue until realizability is assured. Revenue earned from long-haul contracts is recognized over the term of the related agreement.

Consolidated revenue for the three and nine months ended September 30, 2004 decreased $49.6 million, or 8% and $242.9 million, or 13%, as compared with the prior year periods. The decrease for the three months ended September 30, 2004 is due to a $5.4 million decrease in ILEC revenue, a $1.2 million decrease in ELI revenue and a $43.0 million decrease in gas and electric revenue. The decrease for the nine months ended September 30, 2004 is due to a $14.4 million decrease in ILEC revenue, a $7.9 million decrease in ELI revenue and a $220.6 million decrease in gas and electric revenue.

On April 1, 2003, we sold approximately 11,000 access lines in North Dakota. The revenues related to these access lines totaled $1.9 million for the nine months ended September 30, 2003.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                 For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                    2004       2003       $ Change  % Change    2004        2003      $ Change    % Change
                                ----------- ----------- ----------- -------- ----------- ----------- ------------ ----------
Access services                  $ 157,692   $ 167,321    $ (9,629)     -6%  $  474,399  $  503,517    $ (29,118)     -6%
Local services                     214,299     216,349      (2,050)     -1%     640,458     644,511       (4,053)     -1%
Long distance and data services     82,002      76,145       5,857       8%     240,177     230,315        9,862       4%
Directory services                  27,312      26,817         495       2%      82,987      80,596        2,391       3%
Other                               24,878      24,942         (64)      0%      82,919      76,397        6,522       9%
                                ----------- ----------- -----------          ----------- ----------- ------------
   ILEC revenue                    506,183     511,574      (5,391)     -1%   1,520,940   1,535,336      (14,396)     -1%
ELI                                 39,210      40,416      (1,206)     -3%     117,277     125,228       (7,951)     -6%
                                ----------- ----------- -----------          ----------- ----------- ------------
                                 $ 545,393   $ 551,990    $ (6,597)     -1%  $1,638,217  $1,660,564    $(22,347)      -1%
                                =========== =========== ===========          =========== =========== ============

Change in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. Many rural local telephone companies (including us) have been experiencing a loss of access lines primarily because of difficult economic conditions, increased competition from competitive wireline providers, from wireless providers and from cable companies (with respect to broadband and cable telephony), and by some customers disconnecting second lines when they add high speed data service. We lost approximately 40,400 access lines during the nine months ended September 30, 2004 but added approximately 67,000 DSL subscribers during this period. The loss of lines during the first nine months of 2004 was primarily residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines during the fourth quarter of 2004. A continued decrease in access lines, combined with increased competition and the other factors discussed in this MD&A, may cause our revenues to decrease during the remainder of 2004.

Access Services
Access services revenue for the three months ended September 30, 2004 decreased $9.6 million or 6%, as compared with the prior year period. Switched access revenue decreased $3.1 million, as compared with the prior year period, primarily due to $2.7 million attributable to a decline in minutes of use.
Subsidies revenue decreased $7.0 million, as compared with the prior year period, primarily due to a $2.4 million decline in federal universal service fund support because of increases in the national average cost per loop, a $3.5 million accrual recorded during the third quarter of 2004 for mistakes made during 2002 and 2003 by the agency that calculates subsidy payments and true ups related to 2002.

Access services revenue for the nine months ended September 30, 2004 decreased $29.1 million or 6%, as compared with the prior year period. Switched access revenue decreased $16.1 million, as compared with the prior year period, primarily due to the $7.4 million effect of federally mandated access rate reductions effective as of July 1, 2003, $2.7 million associated with state intrastate access rate reductions, $3.6 million attributable to a decline in minutes of use and a $2.0 million decrease related to carrier disputes. Subsidies revenue decreased $12.7 million, as compared with the prior year period, primarily due to a $5.2 million decline in federal universal service fund support because of increases in the national average cost per loop, a $3.5 million accrual recorded during the third quarter of 2004 for mistakes made during 2002 and 2003 by the agency that calculates subsidy payments and true ups related to 2002.

We expect our subsidy revenue to be approximately $10.0 million lower in 2004 than in 2003 primarily because of increases in the ceiling on national average loop costs that is compared to our costs to determine the amount of subsidy payments we receive. Our switched access revenues are impacted by the program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, which establishes a price floor for interstate-switched access services. We have been able to offset some of the reduction in interstate access rates through end-user charges. There are no material increases in end-user charges scheduled to take effect during the remainder of 2004 or 2005. We believe the net effect of reductions in interstate access rates and increases in end-user charges will reduce our revenues by approximately $8.0 million in 2004 compared to 2003 assuming constant interstate switched access minutes of use (which have been declining). Annual reductions in interstate switched access rates will continue through 2005. Our switched access revenues have also been adversely affected by declining switched access minutes of use, which we expect to continue.

We currently expect that our subsidy revenue in 2005 will be at least $19.0 million lower than 2004 because of the improvement in prior years in the profitability of our operations and lower expenses and capital expenditures in prior years than previously anticipated, and because of a recently announced increase in the national average cost per loop (NACPL) from $286.18 to $298.45, effective January 1, 2005. Increases in the number of competitive communications companies (including wireless companies) receiving federal subsidies may lead to further increases in the NACPL, thereby resulting in further decreases in our subsidy revenue in the future. Increases in the NACPL during 2004 are expected to decrease our subsidy revenue by $6.3 million in 2004 compared to 2003. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenues.

Our subsidy and switched access revenues are very profitable so any reductions in those revenues will reduce our profitability.

Local Services
Local services revenue for the three months ended September 30, 2004 decreased $2.1 million or 1% as compared with the prior year period. Local revenue decreased $4.7 million primarily due to $3.1 million related to continued losses of access lines. Enhanced services revenue increased $2.6 million, as compared with the prior year period, primarily due to sales of additional feature packages.

Local services revenue for the nine months ended September 30, 2004 decreased $4.1 million or 1% as compared with the prior year period. Local revenue decreased $11.8 million primarily due to $5.0 million related to continued losses of access lines, the termination of an operator services contract of $3.2 million and $2.0 million in decreased local measured service revenue. Enhanced services revenue increased $7.8 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues.

Long Distance and Data Services
Long distance and data services revenue for the three months ended September 30, 2004 increased $5.9 million or 8%, as compared with the prior year period primarily due to growth of $8.4 million related to data services (data includes
DSL) partially offset by decreased long distance revenue of $2.6 million because of a 22% decline in the average rate per minute. Long distance minutes of use, however, grew 15% as a result of new long distance products we started offering earlier this year that drove both market penetration and minutes of use.

Long distance and data services revenue for the nine months ended September 30, 2004 increased $9.9 million or 4%, as compared with the prior year period primarily due to growth of $22.6 million related to data services (data includes
DSL) partially offset by decreased long distance revenue of $12.7 million primarily attributable to a 20% decline in the average rate per minute. Our long distance revenues could decrease in the future due to lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls and lower average rates per minute because of unlimited and packages of minutes for long distance plans. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2004.

Directory Services
Directory revenue for the nine months ended September 30, 2004 increased $2.4 million or 3%, as compared with the prior year period due to growth in yellow pages advertising.

Other
Other revenue for the nine months ended September 30, 2004 increased $6.5 million or 9%, as compared with the prior year period primarily due to a $4.4 million carrier dispute settlement, $3.0 million in increased conferencing revenue and a decline in bad debt expense of $2.6 million, partially offset by a decrease of $3.2 million in sales of customer premise equipment.

ELI revenue for the three and nine months ended September 30, 2004 decreased $1.2 million, or 3%, and $8.0 million, or 6%, respectively, as compared to the prior year period primarily due to lower demand and prices for long-haul services.

                            GAS AND ELECTRIC REVENUE

      ($ in thousands)             For the three months ended September 30,       For the nine months ended September 30,
                                --------------------------------------------  -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                ---------- ----------- -----------  --------  ----------- ----------- ------------ ----------
      Gas revenue                     $ -    $ 18,005   $ (18,005)   -100%     $     -    $ 137,686   $ (137,686)     -100%
      Electric revenue                $ -    $ 25,042   $ (25,042)   -100%     $ 9,735    $  92,603   $  (82,868)      -89%

We did not have any gas or electric operations in the quarter ended June 30, 2004 due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions.

Electric revenue for the nine months ended September 30, 2004 decreased $82.9 million, or 89%, as compared with the prior year period. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

      ($ in thousands)           For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                ----------- ----------- ----------- -------- ------------ ----------- ----------- ----------
      Network access              $ 51,273    $ 57,133    $ (5,860)    -10%   $ 151,109   $ 171,816    $ (20,707)      -12%
      Gas purchased                      -      12,324     (12,324)   -100%           -      82,311      (82,311)     -100%
      Electric energy and
        fuel oil purchased               -      16,412     (16,412)   -100%       5,523      58,498      (52,975)      -91%
                                ----------- ----------- -----------          ----------- ----------- ------------
                                  $ 51,273    $ 85,869   $ (34,596)    -40%   $ 156,632   $ 312,625   $ (155,993)      -50%
                                =========== =========== ===========          =========== =========== ============

Network access expenses for the three months ended September 30, 2004 decreased $5.9 million, or 10%, as compared with the prior year period primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased long distance usage and greater demand for data products in the ILEC sector. Network access expenses for the nine months ended
September 30, 2004 decreased $20.7 million, or 12%, as compared with the prior year period primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. ELI costs have declined due to a drop in demand coupled with improved network cost efficiencies. If we continue to increase our sales of data products such as DSL or expand the availability of our unlimited calling plans, our network access expense could increase.

We did not have any gas or electric operations in the quarter ended September 30, 2004 due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions.

Electric energy and fuel oil purchased for the nine months ended September, 2004 decreased $53.0 million, or 91%, as compared with the prior year period. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                            OTHER OPERATING EXPENSES

($ in thousands)                 For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                ----------- ----------- ----------- -------- ----------- ----------- ------------ ----------
Operating expenses               $ 156,571   $ 165,356   $  (8,785)     -5%   $ 473,445   $ 521,116    $ (47,671)       -9%
Taxes other than income taxes       20,000      26,095      (6,095)    -23%      72,015      84,982      (12,967)      -15%
Sales and marketing                 28,357      28,683        (326)     -1%      85,643      82,492        3,151         4%
                                ----------- ----------- -----------          ----------- ----------- ------------
                                 $ 204,928   $ 220,134   $ (15,206)     -7%   $ 631,103   $ 688,590    $ (57,487)       -8%
                                =========== =========== ===========          =========== =========== ============

Operating expenses for the three months ended September 30, 2004 decreased $8.8 million, or 5%, as compared with the prior year period primarily due to decreased operating expenses in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions and increased operating efficiencies and a reduction of personnel in the ELI sector partially offset by higher payroll and employee benefits expenses in the ILEC sector.

Operating expenses for the nine months ended September 30, 2004 decreased $47.7 million, or 9%, as compared with the prior year period primarily due to decreased operating expenses in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions and increased operating efficiencies and a reduction of personnel in the ELI sector. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses is stock compensation expense. Compensation arrangements entered into in connection with management succession and strategic alternatives will result in stock compensation expense of approximately $5.2 million in 2005, $5.1 million in 2006 and $1.0 million in 2007.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will decrease from $12.4 million in 2003 to approximately $3.0 million - $4.0 million in 2004 and that no contribution to our pension plans will be required to be made by us to the pension plan in 2004. In addition, as medical costs increase the costs of our postretirement benefit costs also increase. Our retiree medical costs for 2003 were $16.9 million and our current estimate for 2004 is $17.0 - $19.0 million.

Taxes other than income taxes for the three months ended September 30, 2004 decreased $6.1 million, or 23%, as compared with the prior year period primarily due to decreased property taxes in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions of $2.2 million and lower gross receipts taxes of $4.9 million in the ILEC sector partially offset by higher payroll and franchise taxes of $2.4 million.

Taxes other than income taxes for the nine months ended September 30, 2004 decreased $13.0 million, or 15%, as compared with the prior year period primarily due to decreased property taxes in the public services sector due to the sales of our Vermont Electric division, The Gas Company in Hawaii, and our Arizona gas and electric divisions of $11.6 million.

Sales and marketing expenses for the nine months ended September 30, 2004 increased $3.2 million, or 4%, as compared with the prior year period primarily due to increased costs in the ILEC sector.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)           For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                ----------- ----------- ----------- -------- ----------- ----------- ------------ ----------
      Depreciation  expense      $ 109,750   $ 120,012   $ (10,262)     -9%   $ 334,760   $ 345,577    $ (10,817)       -3%
      Amortization expense          31,630      31,866        (236)     -1%      94,890      95,208         (318)        0%
                                ----------- ----------- -----------          ----------- ----------- ------------
                                 $ 141,380   $ 151,878   $ (10,498)     -7%   $ 429,650   $ 440,785    $ (11,135)       -3%
                                =========== =========== ===========          =========== =========== ============

Depreciation expense for the three and nine months ended September 30, 2004 decreased $10.3 million, or 9%, and $10.8 million, or 3%, respectively, as compared to the prior year because the net asset base is declining.

 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES /
            MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

($ in thousands)                 For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                ----------- ----------- ----------- -------- ----------- ----------- ------------ ----------
Reserve for telecommunications
  bankruptcies                     $      -       $ -    $      -        -    $     -     $ 2,260     $ (2,260)     -100%
Restructuring and other expenses   $      -       $ -    $      -        -    $     -     $ 9,950     $ (9,950)     -100%
Management succession and
  strategic alternatives expenses  $ 75,858       $ -    $ 75,858     100%    $ 90,632    $     -     $ 90,632       100%

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

Management succession and strategic alternatives expenses in 2004 include a mix of cash retention payments, equity awards and severance agreements (see Note 12 for a complete discussion).

 INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

      ($ in thousands)            For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                ----------- ----------- ----------- -------- ----------- ----------- ------------ ----------
      Investment and other
        income (loss), net        $ (13,651)  $ (24,277)  $  10,626      44%   $  16,856   $  55,132    $ (38,276)      -69%
      Interest expense            $  90,864   $ 103,124   $ (12,260)    -12%   $ 286,298   $ 318,836    $ (32,538)      -10%
      Income tax expense
        (benefit)                 $ (21,271)  $  (7,210)  $ (14,061)    195%   $  15,123   $  57,150    $ (42,027)      -74%

Investment and other income (loss), net for the three months ended September 30, 2004 increased $10.6 million, or 44%, as compared with the prior year period primarily due to gains on sales of assets in 2004 of $10.7 million compared to losses on sales of assets of $16.8 million in 2003, partially offset by an increase in premiums paid on debt repurchases of $12.8 million due to the 2004 repurchase of our debt.

Investment and other income (loss), net for the nine months ended September 30, 2004 decreased $38.3 million, or 69%, as compared with the prior year period. The decrease is primarily due to gains on sales of assets in 2004 of $9.4 million compared to losses on sales of assets of $11.8 million in 2003, an increase of $19.2 million in income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties, partially offset by an increase in premiums paid on debt repurchases of $9.4 million due to the 2004 repurchase of our debt, and the recognition in 2003 of $65.7 million in non-cash pre-tax gains related to a capital lease termination and a capital lease restructuring at ELI.

Interest expense for the three months ended September 30, 2004 decreased $12.3 million, or 12%, as compared with the prior year period primarily due to the retirement of debt. During the three months ended September 30, 2004, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.2 billion compared to $4.4 billion during the three months ended September 30, 2003. Our composite average borrowing rate for the three months ended September 30, 2004 as compared with the prior year period was 8 basis points lower, decreasing from 8.08% to 8.0%.

Interest expense for the nine months ended September 30, 2004 decreased $32.5 million, or 10%, as compared with the prior year period primarily due to the retirement of debt. During the nine months ended September 30, 2004, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.2 billion compared to $4.6 billion during the nine months ended September 30, 2003. Our composite average borrowing rate for the nine months ended September 30, 2004 as compared with the prior year period was 3 basis points lower, decreasing from 8.09% to 8.06%.

Income taxes decreased $14.1 million for the third quarter of 2004 and $42.0 million, or 74%, for the nine months ended September 30, 2004 as compared with the prior year periods primarily due to changes in taxable income. The effective tax rate for the first nine months of 2004 was 21.5% as compared with 33.8% for the first nine months of 2003. Our effective tax rate has declined as a result of the completion of audits with federal and state taxing authorities in the third quarter 2004 and changes in the structure of certain of our subsidiaries.

Our income tax expense is computed utilizing an estimated annual effective income tax rate in accordance with Accounting Principles Board Opinions (APB) No. 28, "Interim Financial Reporting." The tax rate is computed using estimates as to the Company's net income before income taxes for the entire year and the impact of estimated permanent book tax differences relative to that forecast.

                               LOSS ON IMPAIRMENT

      ($ in thousands)           For the three months ended September 30,       For the nine months ended September 30,
                                -------------------------------------------- -----------------------------------------------
                                   2004       2003       $ Change   % Change    2004        2003      $ Change    % Change
                                --------- ------------- ----------- -------- ----------- ----------- ------------ ----------
       Loss on impairment          $  -     $ 4,000      $ (4,000)    -100%     $     -    $ 4,000    $ (4,000)     -100%

During the third quarter of 2003, we recognized an additional non-cash pre-tax impairment loss of $4.0 million related to our Vermont property, such that the net assets were written down to our best estimate of the net realizable value upon sale. As of April 1, 2004, we sold all of these properties.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to interest on our long-term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2004, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At September 30, 2004, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.4 billion, based on our overall weighted average rate of 8.04% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2003. The overall weighted average interest rate decreased approximately 5 basis points during the first nine months of 2004. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $209.1 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices is minimal and, as of September 30, 2004, is limited to our investment in Adelphia.

As of September 30, 2004 and December 31, 2003, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.38 and $0.55 at September 30, 2004 and December 31, 2003, respectively.

On August 13, 2004, we sold our entire 1,333,500 shares of D & E Communications, Inc. (D & E) for approximately $13.3 million in cash.

On September 3, 2004, we sold our entire holdings of 2,605,908 common share equivalents in Hungarian Telephone and Cable Corp. (HTCC) for approximately $13.2 million in cash.

Sensitivity analysis of equity price exposure
At September 30, 2004, the fair value of the equity portion of our investment portfolio was estimated to be $1.2 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $120,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of September 30, 2004. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2004, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2004. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2004, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.   Legal Proceedings
          -----------------

There have been no material changes to our legal proceedings from the information provided in Item 1. Legal Proceedings included in our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

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

Item 5.   Other Information
          -----------------

On October 29, 2004, we entered into a new $250.0 million line of credit pursuant to a Competitive Advance Revolving Credit Facility Agreement among us, the lenders party to the agreement, Bank of America, N.A., as administrative agent and issuing bank, JPMorgan Chase Bank, as Syndication Agent and Morgan Stanley Bank, Deutsche Bank Trust Company Americas, the Royal Bank of Scotland PLC, and UBS Loan Finance LLC, as co-documentation agents. The maturity date of the new facility is October 29, 2009.

The new facility permits borrowings at interest rates equal to (i) the eurodollar base rate, plus an applicable rate or a margin, or (ii) an alternate base rate. Associated facility fees for the new credit facility vary depending on our leverage ratio and were 0.375% as of October 29, 2004. During the term of the new credit facility we may borrow, repay and re-borrow funds. The new credit facility is available for general corporate purposes but may not be used to fund dividend payments. There are no outstanding borrowings under the new facility as of the date of this report.

The new facility contains, among other things, conditions precedent to borrowing (including absence of a material adverse change), covenants, representations and warranties and events of default customary for facilities of this type. Such covenants include certain restrictions on incurrence of secured indebtedness, mergers and sales of assets. The new credit facility also contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.50 to 1.00 through the term of the credit facility. Although the new credit facility is unsecured, it will be equally and ratable secured by certain liens and equally and ratable guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed.

Under certain conditions the lending commitments under the new facility may be terminated by the lenders and amounts outstanding under the new facility may be accelerated. Bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic termination of lending commitments and acceleration of the indebtedness under the new facility. Subject to notice and cure periods in certain cases, other events of default under the new facility will result in termination of lending commitments and acceleration of indebtedness under the new facility at the option of the lenders. Such other events of default include failure to pay any principal when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of our and our subsidiaries' other material debt or a change of control of our company. A complete copy of the new credit facility agreement has been filed as an exhibit to this Form 10-Q.

The new credit facility replaces the $805.0 million lines of credit under Competitive Advance and Revolving Credit Facility Agreements dated October 24, 2001. As of the time of the cancellation, there were no outstanding borrowings under the lines of credit.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)       Exhibits:

         3.200.5 By-laws of Citizens Communications Company, as amended through July 10, 2004.

         10.16 Employment Agreement between Citizens Communications Company and Mary A. Wilderotter, effective November 1, 2004.

         10.17 Employment Agreement between Citizens Communications Company and Jerry Elliott, effective September 1, 2004.

         10.18 Employment Agreement between Citizens Communications Company and Robert Larson, effective September 1, 2004.

         10.19 Competitive Advance and Revolving Credit Facility Agreement for $250,000,000 dated October 29, 2004.

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

         99.1     Disclaimed Employment and Retention Agreement between  Michael
                  G. Harris and Citizens Communications Company, effective June 1, 2004.

b)        Reports on Form 8-K:

          We filed a Form 8-K on July 8, 2004 under Item 11 "Temporary Suspension of Trading Under Registrant's Employee Benefit Plan", announcing the blackout period associated with the Company's election to change the record keeper for the Citizens 401(k) Savings Plan.

          We filed on Form 8-K on July 12, 2004 under Item 5 "Other Events", a press release announcing the completion of our review of financial and strategic alternatives.

          We furnished on Form 8-K on August 3, 2004 under Item 12 "Disclosure of Results of Operations and Financial Condition", a press release announcing our earnings for the quarter and six months ended June 30, 2004.

          We filed on Form 8-K on August 5, 2004 under Item 5 "Other Events", a press release announcing the expected reset interest rate on our 6.75% Senior Notes.

          We filed on Form 8-K on September 21, 2004 under Item 1.01 "Entry into Material Definitive Agreements", Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" and Item 8.01 "Other Events", information concerning the entry by the Company into employment agreements and the appointment of Mary A. Wilderotter as President and Chief Executive Officer of the Company, including a press release announcing Ms. Wilderotter's appointment.

          We filed on Form 8-K on September 27, 2004 under Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" and Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits", information concerning the resignation of Leonard Tow as Director and Chairman of the Company's Board of Directors, and the resignation of Claire Tow, Mr. Tow's wife, as a Director of the Company, including a press release announcing these events.

          We filed on Form 8-K on September 30, 2004 under Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" and Item 8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits", information concerning the appointment of Rudy J. Graf Chairman of the Company's Board of
          Directors, and the election of Mary A. Wilderotter, who became President and Chief Executive Officer of the Company on November 1, 2004, and Jerry Elliott, Executive Vice President and Chief Financial Officer of the Company to the Board of Directors, including a press release announcing these events.

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                           By:   /s/ Robert J. Larson
                              --------------------------------
                                     Robert J. Larson
                                     Senior Vice President and
                                     Chief Accounting Officer






Date: November 4, 2004