Form 10-K
period 2004-12-31
CITIZENS COMMUNICATIONS CO
filed 2005-03-14
CIK 20520

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


                      FOR THE YEAR ENDED DECEMBER 31, 2004
                      ------------------------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2004
                          ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-0619596
-------------------------------------       ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                             3 High Ridge Park
                           Stamford, Connecticut            06905
                           ----------------------         ----------
               (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                                                      Name of each exchange on which registered
------------------------------------------------------------------------   -----------------------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---     ---

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2004 was approximately $3,351,287,851 based on the closing price of $12.10 per share.

The number of shares outstanding of the registrant's Common Stock as of February 28, 2005 was 340,187,920.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2005 Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

                                                                                        Page
                                                                                        ----
PART I
------

Item 1.    Business                                                                        2

Item 2.    Properties                                                                      9

Item 3.    Legal Proceedings                                                              10

Item 4.    Submission of Matters to a Vote of Security Holders                            10

Executive Officers                                                                        11

PART II
-------

Item 5.    Market for Registrant's Common Equity,
               Related Stockholder Matters and Issuer Purchases of Equity Securities      13

Item 6.    Selected Financial Data                                                        14

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     34

Item 8.    Financial Statements and Supplementary Data                                    35

Item 9.    Changes in and Disagreements with Accountants on Accounting                    35
               and Financial Disclosure

Item 9A.   Controls and Procedures                                                        35

Item 9B.   Other Information                                                              35

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                             35

Item 11.   Executive Compensation                                                         36

Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                            36

Item 13.   Certain Relationships and Related Transactions                                 36

Item 14.   Principal Accountant Fees and Services                                         36

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules                                     36

Signatures                                                                                40

Index to Consolidated Financial Statements                                               F-1


                                     PART I
                                     ------

Item 1.  Business
         --------

Citizens Communications Company and its subsidiaries (Citizens) will be referred to as the "Company," "we," "us" or "our" throughout this report.

We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. On April 1, 2004, we announced the completion of the sale of our Vermont Electric Division. With that transaction, we completed the divestiture of our public utilities services segments pursuant to plans announced in 1999. Among the highlights for 2004:

          *    Cash Generation
               The Company continued to drive free cash flow through further growth of broadband and value added services, productivity improvements, and a disciplined capital expenditure program that emphasizes return on investment.

          *    Debt Reduction
               In our concerted efforts to maintain the quality and strength of our balance sheet, we retired $662.0 million of debt in 2004 ($514.0 million from cash on hand and $148.0 million of Equity Providing Preferred Income Convertible Securities (EPPICS) converted to our common stock). In addition, we refinanced $700.0 million of debt that reduced the coupon from 8.5% to 6.25% a year and extended the maturity from 2006 to 2013. The annual cost savings from these debt repayments, conversions and the refinancing will be approximately $60.4 million.

          *    Stockholder Value
               In 2004, the Board of Directors determined that the best alternative for enhancing stockholder value was to capitalize on the Company's strong free cash flow by returning significant cash to stockholders by paying a special, non-recurring dividend of $2 per common share and instituting a regular annual dividend of $1 per common share to be paid quarterly.

          *    Growth
               We continue to have success in selling enhanced services and high-speed internet products and we expect continued demand and growth opportunities.

The telecommunications industry is facing significant changes and difficulties and our financial results reflect the impact of this challenging environment. As discussed in more detail in Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A), our ILEC revenues have been decreasing, and demand and pricing for CLEC services have decreased substantially, particularly for long-haul services, and these trends are likely to continue. Revenue from our ILEC, CLEC and public utility operations was $2,027.2 million, $156.0 million, and $9.7 million, respectively, in 2004.

Telecommunications Services

Our telecommunications services are principally ILEC services and also include CLEC services delivered through ELI. As of December 31, 2004, we operated ILECs in 23 states, serving approximately 2.321 million access lines and 212,300 high-speed internet customers. Our CLEC services consist of a variety of integrated telecommunications products.

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

ILEC Services
-------------

Our ILEC segment accounted for $2,027.2 million, or 93%, of our total revenues in 2004. Approximately 8% of our 2004 ILEC segment revenues came from federal and state subsidies and approximately 14% from regulated access charges.

Our ILEC business is primarily with residential customers and, to a lesser extent, non-residential customers. Our ILEC segment principally provides:

         *        local network services,

         *        enhanced services,

         *        network access services,

         *        long distance,

         *        data services, and

         *        directory services.

Local network services. We provide telephone wireline access services to residential and non-residential customers in our service areas. Our service areas are largely residential and are generally less densely populated than the primary service areas of the five largest ILECs.

Enhanced services. We provide our ILEC customers a number of calling features including call forwarding, conference calling, caller identification, voicemail and call waiting. We offer packages of telecommunications services. These packages permit customers to bundle their basic telephone line with their choice of enhanced, long distance and internet services for a monthly fee and/or usage depending on the plan.

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

Network access services. We provide network access services to other carriers in connection with the use of our facilities to originate and terminate interstate and intrastate telephone calls. Such services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges are based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services.

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

Long distance. Long distance network service to and from points outside of a telephone company's operating territories is provided by interconnection with the facilities of interexchange carriers, or IXCs. We offer long distance services in our territories to our ILEC customers. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill.

Data services. We offer data services including internet access via dial up or high-speed internet access, frame relay, ethernet and asynchronous transfer mode
(ATM) switching in portions of our system.

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

During 2005 we will begin selling voice over internet protocol or VOIP solutions to commercial customers in certain of our markets and, through a relationship with a satellite television operator, we will be bundling and selling television services to our residential customers in all our markets. We will also consider providing wireless internet access in some of our markets.

The following table sets forth certain information with respect to our revenue generating units (RGUs), which consists of access lines plus high-speed internet subscribers, as of December 31, 2004 and 2003.

                                        ILEC RGUs at December 31,
                                        -------------------------
          State                          2004               2003
          -----                          ----               ----

          New York............          1,029,700         1,034,300
          Minnesota...........            289,300           284,300
          Arizona.............            182,000           175,500
          West Virginia.......            179,400           167,200
          California..........            165,000           163,200
          Illinois............            128,600           127,900
          Tennessee...........            104,500           101,800
          Wisconsin...........             77,600            76,800
          Iowa................             62,100            63,000
          Nebraska............             54,400            54,900
          All other states (13)...        260,400           258,000
                                        ---------         ---------
             Total                      2,533,000         2,506,900
                                        =========         =========


Change in the number of our access lines is the most fundamental driver of changes in our revenue. We have been experiencing a loss of access lines primarily because of difficult economic conditions, changing consumer behavior, increased competition from competitive wireline providers, from wireless providers and from cable companies (with respect to broadband and cable telephony), and by some customers disconnecting second lines when they add high-speed internet service. We lost approximately 65,700 access lines during the year ended December 31, 2004 but added approximately 91,800 high-speed internet subscribers during this period. The loss of lines during 2004 was primarily residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2005. A continued decrease in access lines, combined with increased competition and the other factors discussed in MD&A, will cause our revenues to decrease during 2005.

CLEC Services
-------------

ELI provides a broad range of wireline communications products and services to businesses and other carriers in the western United States. ELI accounted for $156.0 million, or 7%, of our total revenues in 2004. Our CLEC revenues have declined from a peak of $240.8 million in 2000.

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

At the federal level and in a number of the states in which we operate we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings. In the other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments.

Our ILEC services segment revenue is subject to regulation by the FCC and various state regulatory agencies. We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as price caps for most of our operations. Under price caps, interstate access rates are capped and adjusted annually by the difference between the level of inflation and a productivity factor. Given the relatively low inflation rate in recent years, interstate access rates have been adjusted downward annually. In May 2000, the FCC adopted a revised methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, establishes a price floor for interstate-switched access services and phases out many of the subsidies in interstate access rates. We have been able to offset some of the reduction in interstate access rates through end-user charges. We believe the net effect of reductions in interstate access rates and increases in end-user charges will reduce our revenues by approximately $4.0 million in 2005 compared to 2004. The CALLS program is set to expire in 2005. The FCC is expected to address future changes in interstate access charges during the year.

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

Some state legislatures and regulators are also examining the provision of telecommunications services to previously unserved areas. Since many unserved areas are located in rural markets, we could be required to expand our service territory into some of these areas.

Recent and Potential Regulatory Developments
--------------------------------------------

Effective November 24, 2003, the FCC issued an order requiring wireline and wireless carriers to provide local number portability (LNP). LNP is the ability of customers to switch from a wireline carrier to a wireless carrier, or from one wireless carrier to another wireless carrier, without changing telephone numbers. We are 100% LNP capable in our largest markets and will deploy in each of the remaining exchanges in response to bona fide requests as required by the FCC order.

LNP will most likely promote further competition between wireline and wireless carriers in an environment where the displacement of traditional wireline services has been increasing because of technological substitutions such as cell phones, e-mail and Internet phone calling.

In 1994, Congress passed the Communications Assistance for Law Enforcement Act (CALEA) to ensure that telecommunication networks can meet law enforcement wiretapping needs. In June 2004, the Company filed for additional extensions of time to make our entire network CALEA compliant. However, failure to be granted further extensions could increase our budgeted capital expenditures by up to $6.2 million in 2005.

The FCC in 2003 issued an order as a result of its triennial review of the 1996 Act. The order essentially kept in place the existing regulatory regime with respect to Unbundled Network Elements Platform (UNEP) competition, provided significant authority to state regulators to implement UNEP competition and pricing, and eliminated a previous requirement of ILECs to share their high-speed lines with competitors. The Federal appeals court in the District of Columbia overturned many aspects of the FCC's order, in particular the broad delegation to state authorities to implement UNEP competition and pricing. The appeals court did, however, uphold the line sharing provisions of the order. On February 4, 2005, the FCC released permanent rules governing UNEPs. It is anticipated that portions of these new rules will be appealed, and we cannot predict the impact of such appeals. We anticipate that there will be little or no impact on our ILEC operations because the impairment thresholds set by the FCC are at a level beyond Citizens' demographics and we do not currently have UNEP competition in our markets.

The FCC is expected to address issues involving inter-carrier compensation, the universal service fund and internet telephony in 2005. The FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) addressing inter-carrier compensation on February 10, 2005. Some of the proposals being discussed with respect to inter-carrier compensation, such as "bill and keep" (under which switched access charges and reciprocal compensation would be reduced or eliminated), could reduce our access revenues. The universal service fund is under pressure as local exchange companies lose access lines and more entities, such as wireless companies, seek to receive monies from the fund. The rules surrounding the eligibility of Competitive Eligible Telecommunication Carriers such as wireless companies to receive universal service funds are expected to be clarified by the Federal State Joint Board on Universal Service in 2005 and the outcome may heighten the pressures on the fund. Changes in the funding or payout rules of the universal service fund could further reduce our subsidy revenues. As discussed in MD&A, our subsidy revenues are expected to decline in 2005 compared to 2004.

The development and growth of internet telephony (also known as VOIP) by cable and other companies has increased the importance of regulators at both the federal and state levels addressing whether such services are subject to the same or different regulatory and financial schemes as traditional telephony. On November 9, 2004, the FCC issued an order in response to a petition by Vonage Holdings Corp. (Vonage), declaring that Vonage-style VOIP services are jurisdictionally interstate in nature and are thereby exempt from state telecommunications regulations. The FCC stated that its order was not limited to Vonage, but rather applied to all Vonage-type VOIP offerings provided over broadband services. The FCC did not address other related issues, such as: whether or under what terms VOIP traffic may be subject to intercarrier compensation; if VOIP services are subject to general state requirements relating to taxation and general commercial business requirements; or whether VOIP is subject to 911, USF, and CALEA obligations. The FCC is planning on addressing these open questions in subsequent orders in its ongoing "IP-Enabled Services Proceeding," which was opened in February 2004. Internet telephony may have an advantage over our traditional services if it remains less regulated. We are actively participating in the FCC's consideration of all these issues.

The FCC's revised service outage reporting rules require telecommunications providers (regardless of whether they are cable, satellite, wireless, SS7, E911, or wireline communications providers) to report outages of at least 30 minutes duration that potentially affect at least 900,000 user-minutes. The initial FCC order, which included required reporting of certain non-service interrupting network outages, was partially stayed. The required network modifications to be compliant with the stayed portion of the order would cost us in excess of $16.0 million. The New York Public Service Commission is also considering network reliability requirements that could cost us as much as $65.0 million. We and other carriers are opposing these proposed requirements.

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

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the ILEC's and ELI's networks. The FCC has significantly reduced intercarrier compensation for ISP traffic, also known as "reciprocal compensation." On December 15, 2004, the FCC adopted permanent rules governing UNEPs. It is anticipated that portions of these new rules will be appealed, and we cannot predict the impact of such appeals. If the rules take effect, we anticipate that there will be increased costs to ELI for services that they buy today from ILECs.

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

Competition

ILEC Services Competition
-------------------------

Competition in the telecommunications industry is increasing. We experience competition from other wireline carriers, VOIP providers such as Vonage, from other long distance carriers (including Regional Bell Operating Companies), from cable companies, internet service providers and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other markets. Competition from cable companies with respect to high-speed internet access is intense and increasing in many of our markets. The cable company in Rochester and other parts of our New York markets began offering a telephony product during 2004. We expect cable telephony competition to increase in Rochester and elsewhere during 2005. Competition from wireless companies, other long distance companies and internet service providers is increasing in all of our markets.

Our ILEC business has been experiencing declining access lines, switched access minutes of use, and revenues because of economic conditions, unemployment levels, increasing competition (as described above), changing consumer behavior such as wireless displacement of wireline use and email use, technology changes and regulatory constraints. These factors are likely to cause our local service, network access, long distance and subsidy revenues to continue to decline during 2005. One of the ways we are responding to actual and potential competition is by bundling services and products and offering them for a single price, which results in lower pricing than purchasing the services separately. Revenues from data services such as high-speed internet access continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating costs, will cause our profitability to decrease.

The telecommunications industry is undergoing significant changes and difficulties. The market is extremely competitive, resulting in lower prices. Demand and pricing for CLEC services have decreased substantially, particularly for long-haul services. These trends are likely to continue. These factors result in a challenging environment with respect to revenues. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers. Several IXCs have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

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

Competition is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. Many of these competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than are available to us. Competition in the CLEC industry is intense and pricing continues to decline. ELI's revenues have declined every year since 2000.

Divestiture of Public Utilities Services

In the past we provided public utilities services including natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. In 1999, we announced a plan of divestiture for our public utilities services properties. Since then, we have divested all of our public utility operations for an aggregate of $1.9 billion.

In 2001, we sold our Louisiana gas operations for $363.4 million in cash and our Colorado gas division for $8.9 million in cash. In 2002, we sold our water and wastewater services operations for $859.1 million in cash and $122.5 million in assumed debt and other liabilities, and our Kauai electric division for $215.0 million in cash. In 2003, we completed the sales of The Gas Company in Hawaii division for $119.3 million in cash and assumed liabilities, our Arizona gas and electric divisions for $224.1 million in cash and our electric transmission operations in Vermont for $7.3 million in cash. In 2004, we completed the sale of our Vermont electric division for an aggregate of approximately $14.0 million in cash, net of selling expenses. These transactions are subject to routine purchase price adjustments.

Our electric segment accounted for $9.7 million of our total revenues in 2004. At December 31, 2004, we had sold all of our public utilities services segments and, as a result, will have no operating results in future periods for these businesses.

We have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners
(VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions which state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with investment grade credit ratings, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2006 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2006 through 2015 would be approximately $1.4 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

Segment Information

Note 23 to Consolidated Financial Statements provides financial information about our industry segments for the last three fiscal years.

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations.

General

Order backlog is not a significant consideration in our businesses. We have no contracts or subcontracts that may be subject to renegotiations of profits or termination at the election of the Federal government. We hold no patents, licenses or concessions that are material.

Employees

As of December 31, 2004, we had 6,373 employees, of whom 5,912 were associated with ILEC operations and 461 were associated with ELI. At December 31, 2004, the total number of our employees affiliated with a union was 3,333, of which 78 are covered by agreements set to expire during 2005. We consider our relations with our employees to be good.

Available Information

We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (the "SEC"), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for the Audit, Compensation and Retirement, and Nominating and Corporate Governance committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905
Attention: Corporate Secretary. Our website address is http://www.czn.com.

Item 2.   Properties
          ----------

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut.

An operations support office is currently located in leased premises at 180 South Clinton Avenue, Rochester, New York. In addition, our ILEC segment leases and owns space in various markets throughout the United States.

An operations support office for ELI is located in a building we own at 4400 NE 77th Avenue, Vancouver, Washington. In addition, our CLEC segment leases local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. Our CLEC segment also leases network hub and network equipment installation sites in various locations throughout the areas in which it provides services. For additional information regarding obligations under lease, see Note 26 to Consolidated Financial Statements.

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

Item 3.  Legal Proceedings
         -----------------

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. The Court has dismissed all but two of the City's claims including its CERCLA claims and the claim against us for punitive damages. We are currently pursuing settlement discussions with the other parties, but if those efforts fail a trial of the City's remaining claims could begin as early as May 2005. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1.0 billion. In August 2004 we notified Citibank by letter that we believe its claims for indemnification are invalid and are not supported by applicable law. We have received no further communications from Citibank since our August letter.

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

None in fourth quarter 2004.

Executive Officers of the Registrant
------------------------------------

Information as to Executive Officers of the Company as of March 4, 2005 follows:

          Name               Age             Current Position and Officer
          ----               ---             ----------------------------
Mary Agnes Wilderotter        50      President and Chief Executive Officer
Donald B. Armour              57      Senior Vice President, Finance and Treasurer
John H. Casey, III            48      Executive Vice President
Jeanne M. DiSturco            41      Senior Vice President, Human Resources
Jerry Elliott                 45      Executive Vice President and Chief Financial Officer
Peter B. Hayes                47      Senior Vice President Sales, Marketing and Business Development
Robert J. Larson              45      Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy            40      Senior Vice President, Field Operations
L. Russell Mitten             53      Senior Vice President, General Counsel and Secretary

There is no family relationship between directors or executive officers. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

MARY AGNES WILDEROTTER has been associated with Citizens since September 30, 2004 when she was elected President and Chief Executive Officer. Previously, she was Senior Vice President - Worldwide Public Sector in 2004, Microsoft Corp. and Senior Vice President - Worldwide Business Strategy, Microsoft Corp., 2002 to 2004. Before that she was President and Chief Executive Officer, Wink Communications, 1996 to 2002.

DONALD B. ARMOUR has been associated with Citizens since October 2000. He was elected Senior Vice President, Finance and Treasurer in December 2002. Previously, he was Vice President, Finance and Treasurer from October 2000 to December 2002. Prior to joining Citizens, he was the Treasurer of the cable television division of Time Warner Inc.

JOHN H. CASEY, III has been associated with Citizens since November 1999. He is currently Executive Vice President of Citizens. He was Executive Vice President and President and Chief Operating Officer of our ILEC Sector from July 2002 to December 2004. He was Vice President of Citizens, President and Chief Operating Officer, ILEC Sector from January 2002 to July 2002, Vice President and Chief Operating Officer, ILEC Sector from February 2000 to January 2002, and Vice President, ILEC Sector from December 1999 to February 2000.

JEANNE M. DISTURCO has been associated with Citizens since 1987. She was elected Senior Vice President, Human Resources in December 2002. Previously, she was Vice President, Human Resources from October 2001 to December 2002, Vice President, Compensation and Benefits from March 2001 to October 2001 and Director of Compensation from 1996 to March 2001.

JERRY ELLIOTT has been associated with Citizens since March 2002. He was elected Executive Vice President and Chief Financial Officer in July 2004. Previously, he was Senior Vice President and Chief Financial Officer from December 2002 to July 2004 and Vice President and Chief Financial Officer from March 2002 to December 2002. Prior to joining Citizens, he was Managing Director of Morgan Stanley's Media and Communications Investment Banking Group.

PETER B. HAYES has been associated with Citizens since February 1, 2005 when he was elected Senior Vice President, Sales, Marketing and Business Development. Prior to joining Citizens, he was associated with Microsoft Corp. and served as Vice President, Public Sector, Europe, Middle East, Africa from 2003 to 2005, Vice President and General Manager, Microsoft U.S. Government from 1997 to 2003, Director, Worldwide Enterprise Field Strategy, from 1995 to 1997, and Director, Field and Customer Relations, from 1994 to 1995.

ROBERT J. LARSON has been associated with Citizens since July 2000. He was elected Senior Vice President and Chief Accounting Officer of Citizens in December 2002. Previously, he was Vice President and Chief Accounting Officer from July 2000 to December 2002. Prior to joining Citizens, he was Vice President and Controller of Century Communications Corp.

DANIEL J. McCARTHY has been associated with Citizens since December 1990. He is currently Senior Vice President, Field Operations. He was previously Senior Vice President Broadband Operations from January 2004 to December 2004, and President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004. Previously, he was President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001, Vice President, Citizens Arizona Energy from April 1998 to March 2001.

L. RUSSELL MITTEN has been associated with Citizens since June 1990. He was elected Senior Vice President, General Counsel and Secretary in December 2002. Previously, he was Vice President, General Counsel and Secretary from September 2000 to December 2002. He was also Vice President, General Counsel and Assistant Secretary from June 1991 to September 2000.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


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

                                  2004                  2003
                         -------------------    -------------------
                           High       Low         High        Low
   First Quarter          $13.25     $11.37      $11.55      $8.81
   Second Quarter         $13.54     $12.06      $13.40      $9.99
   Third Quarter          $14.80     $12.04      $13.39     $10.93
   Fourth Quarter         $14.63     $13.11      $12.80     $10.23

As of February 28, 2005, the approximate number of security holders of record of our Common Stock was 27,366. This information was obtained from our transfer agent.

                                    DIVIDENDS
The amount and timing of dividends payable on our Common Stock are within the sole discretion of our Board of Directors. In 2004, the Board of Directors approved a special, non-recurring dividend of $2.00 per share of Common Stock, and instituted a regular annual dividend of $1.00 per share of Common Stock to be paid quarterly. Cash dividends paid to shareholders were approximately $832.8 million in 2004. No dividends were paid in 2003. There are no material restrictions on our ability to pay dividends.

          RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
                             REGISTERED SECURITIES

None

                      ISSUER PURCHASES OF EQUITY SECURITIES

None

Item 6.  Selected Financial Data
         -----------------------


($ in thousands, except per share amounts)                            Year Ended December 31,
------------------------------------------        --------------------------------------------------------------
                                                     2004         2003        2002         2001         2000
                                                  ------------ ----------- ------------ ------------ -----------
Revenue (1)                                       $ 2,192,980  $ 2,444,938 $ 2,669,332  $ 2,456,993  $ 1,802,358
Income (loss) from continuing operations before
  extraordinary expense and cumulative effect of
  changes in accounting principle (2)             $    72,150  $  122,083  $  (822,976) $   (63,926) $  (40,071)
Net income (loss)                                 $    72,150  $  187,852  $  (682,897) $   (89,682) $  (28,394)
Basic income (loss) per share of Common Stock
  from continuing operations before extraordinary
  expense and cumulative effect of changes in
  accounting principle (2)                        $      0.24  $     0.44  $     (2.93) $     (0.28) $    (0.15)
Available for common shareholders per basic share $      0.24  $     0.67  $     (2.43) $     (0.38) $    (0.11)
Available for common shareholders per diluted
  share                                           $      0.23  $     0.64  $     (2.43) $     (0.38) $    (0.11)
Cash dividends declared (and paid) per common
  share                                           $      2.50  $        -  $         -  $         -  $        -

                                                                         As of December 31,
                                                  --------------------------------------------------------------
                                                     2004         2003        2002         2001         2000
                                                  ------------ ----------- ------------ ------------ -----------
Total assets                                      $ 6,668,419  $ 7,445,545 $ 8,144,502  $10,551,351  $ 6,954,954
Long-term debt                                    $ 4,266,998  $ 4,195,629 $ 4,957,361  $ 5,534,906  $ 3,062,289
Equity units (3)                                  $         -  $   460,000 $   460,000  $   460,000  $         -
Company Obligated Mandatorily Redeemable
  Convertible Preferred Securities (4)            $         -  $   201,250 $   201,250  $   201,250  $   201,250
Shareholders' equity                              $ 1,362,240  $ 1,415,183 $ 1,172,139  $ 1,946,142  $ 1,720,001


(1) Represents revenue from continuing operations. Revenue from acquisitions contributed $569.8 million and $49.5 million for the years ended December 31, 2001 and 2000, respectively. Revenue from gas operations sold represented $137.7 million, $218.8 million and $232.3 million in 2003, 2001 and 2000, respectively. Revenue from electric operations sold represented $9.7 million, $67.4 million, $76.6 million, $94.3 million and $95.1 million in 2004, 2003, 2002, 2001 and 2000, respectively.
(2) Extraordinary expense represents an extraordinary after tax expense of $43.6 million related to the discontinuance of the application of Statement of Financial Accounting Standards No. 71 to our local exchange telephone operations in 2001. The cumulative effect of changes in accounting principles represents the $65.8 million after tax non-cash gain resulting from the adoption of Statement of Financial Accounting Standards No. 143 in 2003, and the write-off of ELI's goodwill of $39.8 million resulting from the adoption of Statement of Financial Accounting Standards No. 142 in 2002.
(3) On August 17, 2004, we issued common stock to equity unit holders in settlement of the equity purchase contract.
(4) The consolidation of this item changed effective January 1, 2004 as a result of the adoption of FIN 46R, "Consolidation of Variable Interest Entities." See Note 16 for a complete discussion.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Litigation Reform Act of 1995. In addition, words such as "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, any of the following possibilities:

     * Changes in the number of our revenue generating units, which consists of access lines plus high-speed internet subscribers;

     * The effects of competition from wireless, other wireline carriers (through Unbundled Network Elements (UNE), Unbundled Network Elements Platform (UNEP), VOIP or otherwise), high speed cable modems and cable telephony;

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

     * Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess its internal control systems and disclose whether the internal control systems are effective, and the identification of any material weaknesses in our internal control over financial reporting;

     * The effects of changes in regulation in the telecommunications industry as a result of federal and state legislation and regulation, including potential changes in access charges and subsidy payments, regulatory network upgrade and reliability requirements, and portability requirements;

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

     * Our ability to successfully renegotiate expiring union contracts covering approximately 78 employees that are scheduled to expire during 2005;

     * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and our liquidity;

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

Overview
--------

We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary.

Competition in the telecommunications industry is increasing. We experience competition from other wireline local carriers, VOIP providers such as Vonage, from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Most of the wireline competition we face is in our Rochester, New York market, with competition also present in a few other markets. Competition from cable companies and other high-speed internet service providers with respect to internet access is intense and increasing in many of our markets. The cable company in Rochester and other parts of our New York markets began offering a telephony product during 2004. We expect cable telephony competition to increase in Rochester and elsewhere during 2005. Competition from wireless companies and other long distance companies is increasing in all of our markets.

The telecommunications industry is undergoing significant changes and difficulties. The market is extremely competitive, resulting in lower prices. Demand and pricing for certain CLEC services have decreased substantially, particularly for long-haul services. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by carriers. Several long distance and IXCs have filed for bankruptcy protection, which will allow them to substantially reduce their cost structure and debt. This could enable such companies to further reduce prices and increase competition.

Revenues from data services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating and employee costs will cause our cash generated by operations to decrease.

 (a) Liquidity and Capital Resources
     -------------------------------

For the year ended December 31, 2004, we used cash flows from continuing operations, the proceeds from the sale of utility properties and investments, cash and cash equivalents to fund capital expenditures, dividends, interest payments, a $20.0 million voluntary contribution to our pension plan and debt repayments. As of December 31, 2004, we had cash and cash equivalents aggregating $167.5 million.

For the year ended December 31, 2004, our capital expenditures were $276.3 million, including $264.3 million for the ILEC segment, $11.6 million for the ELI segment and $0.4 million of general capital expenditures. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. For example, in 2005 we will allocate significant capital to services such as high-speed internet in areas that are growing or demonstrate meaningful demand. In the past, large capital outlays were made in newly acquired properties to be able to offer all of our services across all of our areas and in order to improve network capability and service quality. After those investments were made, the total amount of capital spending has been further reduced because of declining revenues and lower costs from vendors. We will continue to focus on managing our costs while increasing our investment in certain product areas such as high-speed internet. Increasing competition, offering new services or a decision to improve the capabilities and reduce the maintenance costs of our plant may cause our capital expenditures to increase in the future.

We have budgeted approximately $270.0 million for our 2005 capital projects including $255.0 million for the ILEC segment and $15.0 million for the ELI segment. Included in these budgeted capital amounts are approximately $6.9 million of capital expenditures associated with CALEA. We have received extensions of time to make our entire network CALEA compliant, however, failure to be granted further extensions could increase our budgeted capital expenditures by up to $6.2 million in 2005.

As of December 31, 2004, we have available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of December 31, 2004. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There are no outstanding advances under the facility.

In July 2004, our Board of Directors concluded a review of financial and strategic alternatives. After analysis of alternatives by the Board of Directors and its financial and legal advisors, the Board determined to pay a special, non-recurring dividend of $2 per common share and institute a regular annual dividend of $1 per share of Common Stock which will be paid quarterly. The special, non-recurring dividend and first quarterly dividend were paid on September 2, 2004 utilizing the Company's cash on hand. The next quarterly dividend of $0.25 per share of Common Stock was paid on December 31, 2004.

The $832.8 million of dividends paid during 2004 significantly reduced our cash balances and liquidity. In addition, our ongoing annual dividends of approximately $340.0 million will reduce our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above is expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings in July 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over time our cash taxes will increase.

As a result of the adoption of our dividend policy, Standard and Poor's lowered its ratings on Citizens debt from "BBB" to "BB-plus", Moody's Investors Service lowered its ratings from "Baa3" to "Ba3" and Fitch Ratings lowered its ratings from "BBB" to "BB".

We believe our operating cash flows, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay dividends to our shareholders in accordance with our dividend policy, and support our short-term and long-term operating strategies. We have approximately $6.4 million, $227.8 million and $37.9 million of debt maturing in 2005, 2006 and 2007, respectively.

Issuance of Common Stock
------------------------
On August 17, 2004 we issued 32,073,633 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460.0 million senior note component of the equity units, we repurchased $300.0 million principal amount of these notes in July 2004. The remaining $160.0 million of the senior notes were repriced and a portion was remarketed on August 12, 2004 as the 6.75% notes due August 17, 2006. During August and September, 2004, we repurchased an additional $108.2 million of the 6.75% notes which, in addition to the $300.0 million purchased in July, resulted in a pre-tax charge of approximately $20.1 million during the third quarter of 2004, but will result in an annual reduction in interest expense of about $27.6 million per year. See discussion below concerning EPPICS conversions for further information regarding the issuance of common stock.

Issuance of Debt Securities
---------------------------
On November 8, 2004, we issued an aggregate $700.0 million principal amount of 6.25% senior notes due January 15, 2013 through a registered underwritten public offering. Proceeds from the sale were used to redeem our outstanding $700.0 million of 8.50% Notes due 2006, which is discussed below.

Debt Reduction
--------------
For the year ended December 31, 2004, we retired an aggregate principal amount of $1,362.0 million of debt, including $148.0 million of EPPICS that were converted to our common stock.

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

On July 15, 2004, we renegotiated and prepaid with $5.0 million of cash the entire remaining $5.5 million ELI capital lease obligation to a third party.

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

On November 12, 2004, we called for redemption on December 13, 2004 the entire $700.0 million of our 8.50% notes due 2006 at a price of 107.182% of the principal amount called, plus accrued interest, at a premium of approximately $50.3 million.

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

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2004 and December 31, 2003 were $300.0 million and $400.0 million, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rate of 8.44% as of December 31, 2004). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the year ended December 31, 2004, the interest savings resulting from these interest rate swaps totaled approximately $9.4 million.

As the result of our call of all of our 8.50% Notes due 2006 in November 2004, we terminated five interest rate swaps used to hedge our interest rate exposure on that issue, each swap having a notional amount of $50.0 million. Proceeds from the swap terminations of approximately $3.0 million and U.S. Treasury rate lock agreements of approximately $1.0 million were used to offset the call premium associated with the notes retired.

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

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2004 is as follows:

                                                                           Payment due by period
                                                       ----------------------------------------------------------
Contractual Obligations:                                 Less than                                     More than
------------------------                     Total         1 year        1-3 years      3-5 years       5 years
($ in thousands)                            ------        ------        ---------      ----------      --------
---------------

Long-term debt obligations,
 excluding interest (see Note 11) (1)     $ 4,219,054     $   6,302      $ 265,464      $ 751,938      $ 3,195,350


Capital lease
 obligations (see Note 26)                      4,421            81            204            271            3,865

Operating lease
   obligations (see Note 26)                  104,992        21,198         26,765         21,535           35,494


Purchase obligations (see Note 26)             70,880        35,831         33,159            900              990


Other long-term liabilities  (2)               63,765             -              -              -           63,765
                                          -----------     ---------      ---------       ---------     -----------
          Total                           $ 4,463,112     $ 63,412       $ 325,592       $ 774,644     $ 3,299,464
                                          ===========     =========      =========       =========     ===========

(1) Includes interest rate swaps ($4.5 million).
(2) Consists of our Equity Providing Preferred Income Convertible Securities (EPPICS) reflected on our balance sheet.

At December 31, 2004, we have outstanding performance letters of credit totaling $22.4 million.

Management Succession and Strategic Alternatives Expenses
---------------------------------------------------------
On July 11, 2004, our Board of Directors announced that it completed its review of the Company's financial and strategic alternatives. In 2004, we expensed approximately $90.6 million of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36.6 million of non-cash expenses for the acceleration of stock benefits, cash expenses of $19.2 million for advisory fees, $19.3 million for severance and retention arrangements and $15.5 million primarily for tax reimbursements.

EPPICS
------
In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). These securities have an adjusted conversion price of $11.46 per Citizens common share. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in 2004, 2003 and 2002. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of December 31, 2004, EPPICS representing a total principal amount of $148.0 million had been converted into 11,622,749 shares of Citizens common stock, and a total of $53.3 million EPPICS remains outstanding.

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

Balance Sheet
-------------
                                                                 As of
                                     -------------------------------------------------------------
($ in thousands)                      December 31, 2003     December 31, 2004           Change
----------------                     --------------------- --------------------     --------------
Assets:
     Cash                                        $  2,103              $     -           $ (2,103) (1)
     Investments                                        -               12,645             12,645  (2)

Liabilities:
     Long-term debt                                     -               63,765  (3)      (137,485) (3)
     EPPICS                                       201,250                    -  (3)

Statement of Operations
-----------------------
                                                      As reported for the year ended
                                     -------------------------------------------------------------
($ in thousands)                      December 31, 2003     December 31, 2004           Change
----------------                     --------------------- --------------------     --------------
Investment income                                $      -              $   632           $    632  (4)
Interest expense                                        -                8,082              8,082  (5)
Dividends on EPPICS (before tax)                   10,063                    -            (10,063) (6)
                                     --------------------- --------------------     --------------
     Net                                         $ 10,063              $ 7,450           $ (2,613)
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

     (3) As a result of the deconsolidation, the Trust and the Partnership balance sheets were removed, leaving debt issued by Citizens to the Partnership in the amount of $211.8 million. The nominal effect of an increase in debt of $10.5 million is debt that is "intercompany." As of December 31, 2004, Citizens has $53.3 million ($63.8 million less $10.5 million of intercompany debt) of debt outstanding to third parties and will continue to pay interest on that amount at 5%.
     (4) Represents interest income to be paid by the Partnership and the Trust to Citizens for its investments noted in (2) above. The Partnership and the Trust have no source of cash except as provided by Citizens. Interest is payable at the rate of 5% per annum.
     (5) Represents interest expense on the convertible debentures issued by Citizens to the partnership. Interest is payable at the rate of 5% per annum.
     (6) As a result of the deconsolidation of the Trust, previously reported dividends on the convertible preferred securities issued to the public by the Trust are removed and replaced by the interest accruing on the debt issued by Citizens to the Partnership. Citizens remains the guarantor of the EPPICS debt and continues to be the sole source of cash for the Trust to pay dividends.

Covenants
---------
The terms and conditions contained in our indentures and credit facilities agreements include the timely and punctual payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation.

Our  $200.0  million  term  loan  facility  with  the  Rural  Telephone  Finance
Cooperative (RTFC) contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.25 to 1 through December 30, 2004, and 4.00 to 1 thereafter.

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

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. As of April 1, 2004, we sold all of these properties. All of the agreements relating to the sales provide that we will indemnify the buyer against certain liabilities (typically liabilities relating to events that occurred prior to sale), including environmental liabilities, for claims made by specified dates and that exceed threshold amounts specified in each agreement.

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

In February 2005, we entered into a definitive agreement to sell Conference-Call USA, LLC, (CCUSA) our conferencing services business for $41.0 million in cash, subject to adjustments under the terms of the agreement. This transaction is expected to close by March 31, 2005. CCUSA had revenues of $24.6 million and operating income of $8.0 million for the year ended December 31, 2004. At December 31, 2004, CCUSA's net assets totaled $24.4 million.

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

Asset Impairment
Our asset impairment charges in 2002 were critical estimates. In 2003 and 2004, we had no "critical estimates" related to asset impairments.

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

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, our reporting unit is the ILEC segment. In determining fair value of goodwill during 2004 we compared the net book value of the ILEC assets to trading values of the Company's publicly traded common stock. Additionally, we utilized a range of prices to gauge sensitivity. Our test determined that fair value exceeded book value of goodwill. An independent third party appraiser analyzed trade name.

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

The discount rate is used to value, on a present basis, our pension and post retirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and post retirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the interest rates for long-term high quality corporate bonds. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate declined from 6.25% at year-end 2003 to 6.0% at year-end 2004.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and post retirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 30% to 45% in fixed income securities and 55% to 70% in equity securities. We review our asset allocation at least annually and make changes when considered appropriate. In 2004, we did not change our expected long-term rate of return from the 8.25% used in 2003. Our pension plan assets are valued at actual market value as of the measurement date.

Accounting standards require that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2003, due to strong performance in the equity markets during 2003, partially offset by a decrease in the year-end discount rate, the Company recorded a reduction to its minimum pension liability in the amount of $35.0 million with a corresponding increase to shareholders' equity of $22.0 million, net of taxes of $13.0 million. In the fourth quarter of 2004, mainly due to a decrease in the year-end discount rate, the Company recorded an additional minimum pension liability in the amount of $17.4 million with a corresponding charge to shareholders' equity of $10.7 million, net of taxes of $6.7 million. These adjustments did not impact our earnings or cash flows.

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

We expect that our pension expense for 2005 will be $5.0 million to $7.0 million (it was $3.6 million in 2004) and no contribution will be required to be made by us to the pension plan in 2005. In October 2004, we made a voluntary contribution of $20.0 million to the pension plan.

Income Taxes
Our effective tax rate has declined as a result of the completion of audits with federal and state taxing authorities during 2004 and changes in the structure of certain of our subsidiaries.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and our audit committee has reviewed our disclosures relating to them.

New Accounting Pronouncements
-----------------------------

Goodwill and Other Intangibles
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment. We have no intangibles with indefinite useful lives other than goodwill and trade name. The amortization of goodwill and trade name ceased upon adoption of the statement on January 1, 2002. We were required to test for impairment of goodwill and other intangibles with indefinite useful lives as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 was recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of our adoption of SFAS No. 142, we recognized a transitional impairment loss related to ELI of $39.8 million as a cumulative effect of a change in accounting principle in our statement of operations in 2002. We annually examine the carrying value of our goodwill and other intangibles with estimated useful lives to determine whether there are any impairment losses and have determined for the year ended December 31, 2004 that there was no impairment.

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

Depreciation expense for our wireline operations had historically included an additional provision for cost of removal. Effective with the adoption of SFAS No. 143, on January 1, 2003, the Company ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation, as the Company has no legal obligation to remove certain long-lived assets. The cumulative effect of retroactively applying these changes to periods prior to January 1, 2003, resulted in an after tax non-cash gain of approximately $65.8 million recognized in 2003.

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

During the year ended December 31, 2004 and 2003, we recognized $66.5 million and $10.9 million, respectively, of losses from the early retirement of debt. During the year ended December 31, 2002, we recognized $5.6 million of gains from early debt retirement. In addition, for the year ended December 31, 2002, we recognized a $12.8 million loss due to a tender offer related to certain debt securities. These gains/losses were recorded in other income (loss), net.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing July 1, 2005 (third quarter) and expect to recognize approximately $3.0 million of expense for the last six months of 2005.

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

Financial Instruments with Characteristics of Both Liabilities and Equity
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

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

Pension and Other Postretirement Benefits
In  December  2003,  the  FASB  issued  SFAS  No.  132  (revised),   "Employers'
Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 retains and revises the disclosure requirements contained in the original statement. It requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. SFAS No. 132 is effective for fiscal years ending after December 15, 2003. We adopted the expanded disclosure requirements of SFAS No. 132 (revised).

Investments
In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed not to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. Although we have no material investments at the present time, we will evaluate the effect, if any, of EITF 03-1 when final guidance is released.


(b) Results of Operations
    ---------------------
                                     REVENUE

ILEC revenue is generated primarily through the provision of local, network access, long distance and data services. Such services are provided under either a monthly recurring fee or based on usage at a tariffed rate and are not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

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

Consolidated revenue decreased $252.0 million, or 10% in 2004. The decrease in 2004 was primarily due to $228.9 million of decreased gas and electric revenue primarily due to the disposition of our Arizona gas and electric operations, The Gas Company in Hawaii and our Vermont electric division and $23.1 million of decreased telecommunications revenue.

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

Change in the number of our access lines is the most fundamental driver of changes in our telecommunications revenue. We have been losing access lines primarily because of difficult economic conditions, increased competition from competitive wireline providers, from wireless providers and from cable companies (with respect to broadband and cable telephony), and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 65,700 access lines during 2004 but added approximately 91,800 high-speed internet subscribers during this period. The loss of lines during 2004 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2005. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, will cause our revenues to decrease in 2005. In addition, we have entered into a definitive agreement to sell our conferencing services business, which had revenue of $24.6 million during 2004.

                           TELECOMMUNICATIONS REVENUE

      ($ in thousands)                      2004                          2003                 2002
      ----------------           ----------------------------- ----------------------------- ---------
                                  Amount    $ Change  % Change  Amount    $ Change  % Change  Amount
                                 ---------  ------------------ ----------- ----------------- ---------
      Access services          $  634,196  $ (32,846)     -5%  $  667,042  $ (24,852)    -4% $  691,894
      Local services              851,177     (7,825)     -1%     859,002      8,683      1%    850,319
      Long distance and data
       services                   321,854     15,020       5%     306,834      7,508      3%    299,326
      Directory services          110,623      3,689       3%     106,934      2,551      2%    104,383
      Other                       109,365      8,242       8%     101,123    (15,860)   -14%    116,983
                                 ---------  ---------          ---------- ----------         ---------
        ILEC revenue            2,027,215    (13,720)     -1%   2,040,935    (21,970)    -1%  2,062,905
      ELI                         156,030     (9,359)     -6%     165,389     (9,690)    -6%    175,079
                                 ---------  ---------          ---------- ----------         ---------
                               $2,183,245  $ (23,079)     -1%  $2,206,324  $ (31,660)    -1% $2,237,984
                                 =========  =========          ========== ==========         =========

Access Services
Access services revenue for the year ended December 31, 2004 decreased $32.8 million or 5%, as compared with the prior year. Switched access revenue decreased $19.6 million primarily due to $8.3 million attributable to a decline in minutes of use, the $7.4 million effect of federally mandated access rate reductions and $2.7 million associated with state intrastate access rate reductions. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidies revenue decreased $12.8 million primarily due to an $8.3 million decline in federal Universal Service Fund (USF) support because of increases in the national average cost per loop, including a $3.5 million accrual recorded during the third quarter of 2004 for mistakes made during 2002 and 2003 by the agency that calculates subsidy payments and true-ups related to 2002. The decreases were partially offset by an increase in USF surcharge revenue of $2.1 million resulting from a rate increase.

Access services revenue for the year ended December 31, 2003 decreased $24.9 million or 4% as compared with the prior year. Switched access revenue decreased $20.7 million primarily due to the $18.1 million effect of federally mandated access rate reductions, $2.6 million in increased disputes and $1.2 million related to the sale of our North Dakota exchanges. Special access revenue increased $4.6 million primarily due to growth in special (point-to-point) circuits of $8.4 million partially offset by a decrease of $1.7 million attributable to the sale of our North Dakota exchanges and $1.2 million in increased disputes. Subsidy revenue decreased $8.7 million primarily due to decreased USF support of $11.8 million partially offset by an increase of $4.9 million in USF surcharge rates.

We currently expect that our subsidy revenue in 2005 will be at least $20.0 million lower than 2004 because of the improvement in prior years in the profitability of our operations and lower expenses and capital expenditures in prior years than previously anticipated, and because of increases in the national average cost per loop (NACPL). Increases in the number of competitive communications companies (including wireless companies) receiving federal subsidies may lead to further increases in the NACPL, thereby resulting in further decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenues. Our subsidy and access revenues are very profitable so any reductions in those revenues will reduce our profitability.

Local Services
Local services revenue for the year ended December 31, 2004 decreased $7.8 million or 1% as compared with the prior year. Local revenue decreased $17.9 million primarily due to $4.7 million related to continued losses of access lines, $2.2 million as a result of refunds to customers because of state earnings limitations, the termination of an operator services contract of $3.4 million, $3.5 million in decreased local measured service revenue and a decline of $2.0 million in certain business services revenue. Enhanced services revenue increased $10.1 million, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues.

Local  services  revenue for the year ended  December  31, 2003  increased  $8.7 million, or 1% as compared with the prior year. Local revenue decreased $1.1 million primarily due to a $7.6 million decrease from continued losses of access lines and the $4.0 million impact of the sale of our North Dakota exchanges in 2003, partially offset by an $10.4 million increase in subscriber line charges due to rate changes. Enhanced services revenue increased $9.8 million primarily due to the sale of additional feature packages.

Long Distance and Data Services
Long distance and data services revenue for the year ended December 31, 2004 increased $15.0 million or 5%, as compared with the prior year. Data services (data includes high-speed internet) increased primarily due to growth of $30.7 million, partially offset by decreased long distance revenue of $15.8 million primarily attributable to a 21% decline in the average rate per minute. Our long distance minutes of use increased approximately 6.0% during 2004. Our long distance revenues could decrease in the future due to lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls and lower average rates per minute because of unlimited and packages of minutes for long distance plans. We expect these factors will continue to adversely affect our long distance revenues during 2005.

Long distance and data services revenue for the year ended December 31, 2003 increased $7.5 million or 3% as compared with the prior year primarily due to growth of $17.6 million related to data services, partially offset by a decrease of $10.0 million in long distance revenue. Our long distance revenues decreased during 2003 due to lower average rates per minute related to the introduction of new products including unlimited long distance and lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls.

Directory Services
Directory revenue for the year ended December 31, 2004 increased $3.7 million or 3%, as compared with the prior year due to growth in yellow pages advertising.

Directory revenue for the year ended December 31, 2003 increased $2.6 million or 2%, as compared with the prior year primarily due to growth in yellow pages advertising.

Other
Other revenue for the year ended December 31, 2004 increased $8.2 million or 8%, as compared with the prior year primarily due to a $4.1 million carrier dispute settlement, $3.6 million in increased conferencing revenue, a decline in bad debt expense of $3.2 million and an increase in service activation revenue of $2.5 million, partially offset by decreases of $3.6 million in sales of customer premise equipment (CPE) and $1.5 million in call center services revenue.

Other revenue for the year ended December 31, 2003 decreased $15.9 million, or 14% compared with the prior year primarily due to $7.8 million in increased dispute reserves, the termination in 2002 of $2.5 million in contract services provided to Global Crossing and a decrease of $2.0 million in CPE sales. In addition, revenue from collocation/rents declined $1.1 million and conferencing revenue decreased $1.0 million.

ELI
---
ELI revenue for the years ended December 31, 2004 and 2003 decreased $9.4 million, or 6%, and $9.7 million, or 6%, respectively, primarily due to lower demand and prices for long-haul services and lower reciprocal compensation revenues.

                        GAS AND ELECTRIC REVENUE

         ($ in thousands)                          2004                          2003                  2002
         ----------------           ----------------------------- --------------------------------- ---------
                                     Amount    $ Change  % Change   Amount    $ Change    % Change   Amount
                                    ---------  ------------------ ----------- --------------------- ---------
         Gas revenue                 $     -   $ (137,686) -100%   $ 137,686  $  (78,831)   -36%    $ 216,517
         Electric revenue            $ 9,735   $  (91,193)  -90%   $ 100,928  $ (113,903)   -53%    $ 214,831


Gas revenue
We did not have any gas operations in the year ended December 31, 2004. Gas revenue for the year ended December 31, 2003 decreased $78.8 million, or 36%, as compared with the prior year due to the sales of The Gas Company in Hawaii and our Arizona gas division, which were sold on August 8, 2003 and August 11, 2003, respectively.

Electric revenue
Electric revenue for the year ended December 31, 2004 decreased $91.2 million, or 90%, as compared with the prior year. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

Electric revenue for the year ended December 31, 2003 decreased $113.9 million, or 53%, as compared with the prior year primarily due to the sales of our Arizona electric division and Kauai Electric. Included in electric revenue for the year ended December 31, 2002 is approximately $183.5 million of revenue from our Arizona electric division and Kauai Electric, which were sold on August 11, 2003 and November 1, 2002, respectively. We had just one remaining electric utility property as of December 31, 2003.

                                COST OF SERVICES

      ($ in thousands)                       2004                          2003                 2002
      ----------------           ----------------------------- ----------------------------- ---------
                                  Amount    $ Change  % Change  Amount    $ Change  % Change  Amount
                                 ---------  ------------------ ----------- ----------------- ---------
      Network access             $ 199,643  $ (23,904)   -11%  $ 223,547  $ (11,915)    -5%  $ 235,462
      Gas purchased                     -     (82,311)  -100%     82,311    (40,604)   -33%    122,915
      Electric energy and fuel
       oil purchased                 5,523    (58,308)   -91%     63,831    (54,712)   -46%    118,543
                                 ---------  ---------          ---------- ----------         ---------
                                 $ 205,166  $(164,523)   -45%  $ 369,689  $ (107,231)  -22%  $ 476,920
                                 =========  =========          ========== ==========         =========

Network access
Network access expenses for the year ended December 31, 2004 decreased $23.9 million, or 11%, as compared with the prior year primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. ELI costs have declined due to a drop in demand coupled with improved network cost efficiencies. If we continue to increase our sales of data products such as high-speed internet or expand the availability of our unlimited calling plans, our network access expense could increase.

Network access expenses for the year ended December 31, 2003 decreased $11.9 million, or 5%, as compared with the prior year primarily due to decreased costs in long distance access expense related to rate changes partially offset by increased circuit expense associated with additional data product sales in the ILEC sector. ELI costs have declined due to a drop in demand coupled with improved network cost efficiencies.

Gas purchased
We did not have any gas operations in the year ended December 31, 2004. Gas purchased for the year ended December 31, 2003 decreased $40.6 million, or 33%, as compared with the prior year primarily due to the sales of The Gas Company in Hawaii and our Arizona gas division.

Electric energy and fuel oil purchased
Electric energy and fuel oil purchased for the year ended December 31, 2004 decreased $58.3 million, or 91%, as compared with the prior year. We completed the sale of our remaining electric utility property on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

Electric energy and fuel oil purchased for the year ended December 31, 2003 decreased $54.7 million, or 46%, as compared with the prior year primarily due to the sales of our Arizona electric division and Kauai Electric.

                            OTHER OPERATING EXPENSES

      ($ in thousands)                      2004                          2003                  2002
      ----------------           ----------------------------- ----------------------------- ----------
                                  Amount    $ Change  % Change  Amount    $ Change  % Change  Amount
                                 ---------  ------------------ ----------- ----------------- ----------
      Operating expenses         $630,669   $ (61,580)    -9%  $ 692,249  $ (70,624)    -9%  $  762,873
      Taxes other than income
        taxes                      94,481      (2,638)    -3%     97,119    (34,139)   -26%     131,258
      Sales and marketing         115,036       2,653      2%    112,383      4,159      4%     108,224
                                 ---------  ---------          ---------- ----------         ----------
                                 $ 840,186  $ (61,565)    -7%  $ 901,751  $ (100,604)  -10%  $1,002,355
                                 =========  =========          ========== ==========         ==========

Operating Expenses
Operating expenses for the year ended December 31, 2004 decreased $61.6 million, or 9%, as compared with the prior year primarily due to decreased operating expenses in the public services sector due to the sales of our utilities and increased operating efficiencies and a reduction of personnel in our communications business. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses are expenses attributable to our efforts to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002. As of December 31, 2004, we have incurred approximately $4.2 million in connection with this initiative.

Included in operating expenses is stock compensation expense. Compensation arrangements entered into in connection with management succession and strategic alternatives will result in stock compensation expense of approximately $5.2 million in 2005, $5.1 million in 2006 and $1.0 million in 2007. In addition, during the third quarter of 2005, we will begin expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $3.0 million of expense for the last six months of 2005.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will increase from $3.6 million in 2004 to approximately $5.0 million to $7.0 million in 2005 and that no contribution to our pension plans will be required to be made by us to the pension plan in 2005. In addition, as medical costs increase the costs of our postretirement benefit costs also increase. Our retiree medical costs for 2004 were $16.6 million and our current estimate for 2005 is approximately $17.0 million.

Operating expenses for the year ended December 31, 2003 decreased $70.6 million, or 9%, as compared with the prior year primarily due to increased operating efficiencies and a reduction of personnel in the ILEC and ELI sectors (310 fewer employees than 2002) and decreased operating expenses in the gas and electric sectors due to the sales of The Gas Company in Hawaii ($11.3 million), our Arizona gas and electric divisions ($16.4 million) and Kauai Electric ($21.5 million). Expenses were negatively impacted by increased compensation expense of $1.5 million related to variable stock plans and increased pension expenses.

Taxes Other than Income Taxes
Taxes other than income taxes for the year ended December 31, 2004 decreased $2.6 million, or 3%, as compared with the prior year primarily due to decreased property taxes in the public services sector due to the sales of our utilities and lower gross receipts taxes of $3.7 million in the ILEC sector that were partially offset by higher payroll, property and franchise taxes of $13.0 million.

Taxes other than income taxes for the year ended December 31, 2003 decreased $34.1 million, or 26%, as compared with the prior year primarily due to decreased property taxes at ELI as a result of lower asset values and the sales of our utilities.

Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2004 increased $2.7 million, or 2%, as compared with the prior year primarily due to increased costs in the ILEC sector.

Sales and marketing expenses for the year ended December 31, 2003 increased $4.2 million, or 4%, as compared to the prior year due to increased marketing costs in the ILEC sector primarily related to enhanced services and high-speed internet.

                       DEPRECIATION AND AMORTIZATION EXPENSE

            ($ in thousands)                2004                          2003                 2002
            ----------------     ----------------------------- ----------------------------- ---------
                                  Amount    $ Change  % Change  Amount    $ Change  % Change  Amount
                                 ---------  ------------------ ----------- ----------------- ---------
            Depreciation expense $ 446,190  $ (22,248)    -5%  $ 468,438  $ (161,675)  -26%  $ 630,113
            Amortization expense   126,520       (318)     0%    126,838       1,429     1%    125,409
                                 ---------  ---------          ---------- ----------         ---------
                                 $ 572,710  $ (22,566)    -4%  $ 595,276  $ (160,246)  -21%  $ 755,522
                                 =========  =========          ========== ==========         =========

Depreciation expense for the year ended December 31, 2004 decreased $22.2 million, or 5% as compared to the prior year because the net asset base is declining.

Depreciation expense for the year ended December 31, 2003 decreased $161.7 million, or 26%, as compared with the prior year primarily due to the ELI impairment charge recognized during the third quarter of 2002, which reduced ELI's asset base, the adoption of SFAS No. 143 and the increase in the average depreciable lives for certain of our equipment. Accelerated depreciation in 2002 of $23.4 million relating to the closing of our Plano, Texas facility also contributed to the decrease.

Amortization expense for the year ended December 31, 2003 increased $1.4 million, or 1% as compared with the prior year primarily due to the receipt of the final valuation report of our Frontier acquisition during the second quarter of 2002, which resulted in an increase in our customer base.

          RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES /
                 MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

($ in thousands)                             2004                          2003                 2002
----------------                 ------------------------------ ----------------------------- ---------
                                   Amount    $ Change  % Change  Amount    $ Change  % Change  Amount
                                 ---------  ------------------- ---------- ------------------ ---------
Reserve for (recovery of)
  telecommunications bankruptcies  $      -   $  4,377    -100%   $ (4,377) $ (15,257)  -140%  $ 10,880
Restructuring and other expenses   $      -   $ (9,687)   -100%   $  9,687  $ (27,499)   -74%  $ 37,186
Management succession and
  strategic alternatives expenses  $ 90,632   $ 90,632     100%   $      -  $       -      0%  $      -

Management succession and strategic alternatives expenses in 2004 include a mix of cash retention payments, equity awards and severance agreements (see Note 13 to Consolidated Financial Statements for a complete discussion).

During the fourth quarter of 2003, an agreement with WorldCom/MCI settling all pre-bankruptcy petition obligations and receivables was approved by the bankruptcy court. This settlement resulted in reduction to our reserve of approximately $6.6 million in the fourth quarter of 2003. During the second quarter of 2003, we reserved approximately $2.3 million of trade receivables with Touch America as a result of Touch America's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunication services. If other telecommunications companies file for bankruptcy, we may have additional significant reserves in future periods.

Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global Crossing. We have ongoing commercial relationships with Global Crossing affiliates. We reserved a total of $29.0 million of Global Crossing receivables during 2001 and 2002 as a result of Global Crossing's filing for bankruptcy to reflect our best estimate of the net realizable value of receivables resulting from these commercial relationships. We recorded a write-down of such receivables in the amount of $7.8 million in 2002 and $21.2 million in 2001. In 2002, as the result of a settlement agreement with Global Crossing, we reversed $17.9 million of our previous write-down reserve of the net realizable value of these receivables.

Restructuring and other expenses for 2003 primarily consist of severance expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer used.

                 LOSS ON IMPAIRMENT

            ($ in thousands)       2003       2002
            ----------------     ---------  ---------
                                   Amount     Amount
                                 ---------  ---------
            Loss on impairment   $ 15,300   $ 1,074,058

During the third and fourth quarters of 2003, we recognized additional pre-tax impairment losses of $4.0 million and $11.3 million related to our Vermont property to write down assets to be sold to our best estimate of their net realizable value upon sale.

In the third quarter of 2002, we recognized non-cash pre-tax impairment losses of $656.7 million related to property, plant and equipment in the ELI sector and $417.4 million related to the gas and electric sector assets held for sale. Our assessment of impairment for ELI was a result of continued losses at ELI and continued actual revenue declines in excess of projected revenue declines. The gas and electric sector impairments were associated with the sale of our Arizona and Hawaii gas and electric properties at prices that were less than the previous carrying values and the write-down of our remaining utility to our best estimate of net realizable sales price. Previously, we believed that the net realizable value of these properties was equal to or above their carrying values. However, as a result of market conditions, and the desire to complete the divestiture process quickly in order to focus on our core telecommunications operations and raise money to further reduce debt, in the third quarter of 2002 we made a strategic decision to accept proceeds less than carrying values rather than continue to market these properties for higher prices (See Critical Accounting Policies and Estimates above).

          INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
                          INCOME TAX EXPENSE (BENEFIT)

            ($ in thousands)                   2004                          2003             2002
            ----------------     ----------------------------- ----------------------------- ---------
                                  Amount    $ Change  % Change  Amount    $ Change  % Change  Amount
                                 ---------  ------------------ ----------- ----------------- ---------
            Investment income
             (loss), net         $  33,626  $  23,194     222%  $  10,432  $ 108,791    111%  $ (98,359)
            Other income (loss),
             net                 $ (53,359) $ (97,348)   -221%  $  43,989  $  21,452     95%  $  22,537
            Interest expense     $ 379,024  $ (37,500)     -9%  $ 416,524  $ (51,705)   -11%  $ 468,229
            Income tax expense
             (benefit)           $  13,379  $ (53,837)    -80%  $  67,216  $ 482,090    116%  $(414,874)

Investment Income
Investment income for the year ended December 31, 2004 increased $23.2 million as compared with the prior year primarily due to the sale of our investments in D & E and HTCC and higher income from money market balances and short-term investments.

Investment income for the year ended December 31, 2003 increased $108.8 million as compared to prior year primarily due to the recognition in 2002 of non-cash pre-tax losses of $95.3 million resulting from an other than temporary decline in the value of our investment in Adelphia and $16.4 million resulting from an other than temporary decline in the value of our investment in D & E (see Note 9 to Consolidated Financial Statements), partially offset by lower income in 2003 from money market balances and short-term investments.

Other Income (Loss)
Other loss, net for the year ended December 31, 2004 increased $97.3 million as compared to prior year primarily due to a pre-tax loss from the early extinguishment of debt of $66.5 million in 2004, and the recognition in 2003 of $69.5 million in non-cash pre-tax gains related to a capital lease termination and a capital lease restructuring at ELI, partially offset in 2004 by $25.3 million in income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties and a net loss on sales of assets in 2004 of $1.9 million, which is primarily attributable to the loss on the sale of our corporate aircraft, compared to a net loss on sales of assets in 2003 of $20.5 million.

Other income, net for the year ended December 31, 2003 increased $21.5 million, or 95%, as compared to the prior year primarily due to $69.5 million in non-cash pre-tax gains in 2003 related to capital lease restructurings at ELI, $6.2 million of income in 2003 from the settlement of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties, a decrease of $20.1 million compared to income of $26.3 million in 2002, partially offset by a net loss on sales of assets in 2003 of $20.5 million, compared with the prior year's gain of $9.8 million, primarily due to the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions, the sale of access lines in North Dakota and our wireless partnership interest in Wisconsin, and the sale of our Plano, Texas office building. During 2003, we executed a series of purchases in the open market of our outstanding notes and debentures that generated a pre-tax loss from the early extinguishment of debt of approximately $3.1 million.

Interest Expense
Interest expense for the year ended December 31, 2004 decreased $37.5 million, or 9%, as compared with the prior year primarily due to the retirement of debt. During the year ended December 31, 2004, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.2 billion compared to $4.6 billion during the year ended December 31, 2003. Our composite average borrowing rate for the year ended December 31, 2004 as compared with the prior year period was 11 basis points lower, decreasing from 8.07% to 7.96%.

Interest expense for the year ended December 31, 2003 decreased $51.7 million, or 11%, as compared with the prior year primarily due to the retirement of debt partially offset by higher average interest rates. During the year ended December 31, 2003, we had average long-term debt (excluding equity units and convertible preferred stock) outstanding of $4.6 billion compared to $5.2 billion during the year ended December 31, 2002. Our weighted average borrowing rate for the year ended December 31, 2003 as compared with the prior year period was 20 basis points higher, increasing from 7.87% to 8.07%, due to the repayment of debt with interest rates below our average rate.

Income Taxes
Income taxes for the year ended December 31, 2004 decreased $53.8 million, or 80%, as compared with the prior year primarily due to changes in taxable income
(loss). Income tax benefit for the year ended December 31, 2003 increased $482.1 million as compared with the prior year primarily due to changes in taxable income (loss). The effective tax rate for 2004 is 15.6% as compared with an effective tax rate of 34.4% for 2003. Our effective tax rate has declined as a result of the completion of audits with federal and state taxing authorities during 2004 and changes in the structure of certain of our subsidiaries.

              CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

($ in thousands)                              2003       2002
----------------                            ---------  ---------
                                             Amount     Amount
                                            ---------  ---------
Cumulative effect of change in accounting
  principle                                 $ 65,769   $ (39,812)

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

                             DISCONTINUED OPERATIONS

($ in thousands)                               2002
----------------                            -----------
                                              Amount
                                            -----------
Revenue                                       $   4,650
Operating income (loss)                       $    (415)
Income (loss) from discontinued operations,
  net of tax                                  $  (1,478)
Gain on disposal of water segment
  net of tax                                  $ 181,369

On January 15, 2002, we completed the sale of our water and wastewater operations for $859.1 million in cash and $122.5 million of assumed debt and other liabilities. The gain on the disposal of the water segment, net of tax, was $181.4 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

Disclosure of primary market risks and how they are managed
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our pension assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity and commodity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks and we are not party to any market risk management agreements other than in the normal course of business or to hedge long-term interest rate risk. Our primary market risk exposure is interest rate risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long term debt and capital lease obligations. The long term debt and capital lease obligations include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2004, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. For the year ended December 31, 2004, the interest savings resulting from these interest rate swaps totaled approximately $9.4 million.

Sensitivity analysis of interest rate exposure
At December 31, 2004, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.6 billion, based on our overall weighted average borrowing rate of 7.83% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity since December 31, 2003.

The overall weighted average interest rate decreased in 2004 by approximately 26 basis points. A hypothetical increase of 78 basis points in our weighted average interest rate (10% of our overall weighted average borrowing rate) would result in an approximate $218.4 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of December 31, 2004 is limited to our investment in Adelphia, and our pension assets of $761.2 million.

As of December 31, 2004 and December 31, 2003, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.39 and $0.55 at December 31, 2004 and December 31, 2003, respectively.

On August 13, 2004, we sold our entire 1,333,500 shares of D & E for approximately $13.3 million in cash.

On September 3, 2004, we sold our entire holdings of 2,605,908 common share equivalents in HTCC for approximately $13.2 million in cash.

Sensitivity analysis of equity price exposure
At December 31, 2004, the fair value of the equity portion of our investment portfolio was estimated to be $1.2 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $120,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of December 31, 2004. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

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

               2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None

Item 9A.  Controls and Procedures
          -----------------------

(i)  Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2004, that our disclosure controls and procedures are effective.

(ii) Internal Control Over Financial Reporting
     (a) Management's annual report on internal control over financial reporting Our management report on internal control over financial reporting appears on page F-2 and is incorporated by reference.
     (b) Attestation report of registered public accounting firm
     The attestation report of KPMG LLP, our independent registered public accounting firm, on management's assessment of the effectiveness of our internal control over financial reporting appears on page F-3 and is incorporated by reference.
     (c) Changes in internal control over financial reporting
     We reviewed our internal control over financial reporting at December 31, 2004. During the fourth quarter of 2004, we engaged the tax consulting services of PricewaterhouseCoopers, LLP to supplement our internal tax staff and enhance our internal controls over income tax accounting. We made no other change in our internal control over financial reporting during the last fiscal quarter of 2004 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information
          -----------------

None

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.


                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

           List of Documents Filed as a Part of This Report:

                (1) Index to Consolidated Financial Statements:

Independent Auditors' Report

Consolidated balance sheets as of December 31, 2004 and 2003 Consolidated statements of operations for the years ended
   December 31, 2004, 2003 and 2002

Consolidated statements of shareholders' equity for the years ended
   December 31, 2004, 2003 and 2002

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended
   December 31, 2004, 2003 and 2002

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

                (3) Index to Exhibits:

Exhibit
  No.          Description
-------        -----------
3.200.1        Restated  Certificate of Incorporation of Citizens Communications
               Company, as restated May 19, 2000  (incorporated by  reference to
               Exhibit 3.200.1 to the Registrant's Quarterly Report on Form 10-Q
               for the six months ended June 30, 2000, File No. 001-11001).
3.200.5        By-laws of Citizens  Communications  Company, as  amended through
               July 10, 2004 (incorporated by  reference to  Exhibit 3.200.5  to the  Registrant's  Quarterly  Report on  Form  10-Q  for the nine months ended September 30, 2004, File No. 001-11001).
4.100.1        Certificate of Trust of Citizens Communications Trust dated as of
               April 27, 2001 (incorporated by reference to Exhibit  4.5 of  the
               Registrant's  Amendment  No.1  to  Form  S-3  filed  May  7, 2001
               (Registration No. 333-58044).
4.100.2        Trust Agreement of Citizens Capital Trust I,  dated  as of  April
               27, 2001  (incorporated  by  reference  to  Exhibit 4.6  of  the
               Registrant's  Amendment  No.1  to  Form  S-3  filed  May  7, 2001
               (Registration No. 333-58044).
4.100.3        Form of 2011 Note (incorporated by reference  to  Exhibit  4.4 of the Registrant's Current  Report  on  Form 8-K filed  on  May 24,
               2001, File No. 001-11001).
4.100.4        Form of  Senior  Note  due 2006  (incorporated  by  reference  to
               Exhibit 4.5 of the Registrant's Current Report on Form  8-K filed on June 21, 2001, File No. 001-11001).
4.100.5        Form of Senior Notes due  2008  and  due  2031  (incorporated  by reference to Exhibit 4.1  of  the  Registrant's Current Report on
               Form 8-K filed on August 22, 2001, File No. 001-11001).
4.100.6        Form of 2013 Note (incorporated by  reference to  Exhibit  4.2 of the Registrant's Current Report on Form 8-K filed on November 12,
               2004, File No. 001-11001).
4.200.1        First  Supplemental  Indenture  dated  as  of  January  15, 1996,
               between  Citizens  Utilities   Company  and  Chemical  Bank,  as
               indenture trustee (incorporated by reference  to Exhibit  4.200.2 to the Registrant's Form 8-K Current  Report filed  May 28, 1996,
               File No. 001-11001).
4.200.2        5% Convertible  Subordinated  Debenture  due  2036  (contained as
               Exhibit A  to  Exhibit  4.200.2), (incorporated  by reference  to
               Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed
               May 28, 1996, File No. 001-11001).
4.200.3        Amended and Restated Declaration of Trust dated as of January 15,
               1996, of Citizens Utilities Trust (incorporated  by reference  to
               Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed
               May 28, 1996, File No. 001-11001).
4.200.4        Convertible Preferred Security Certificate (contained as  Exhibit
               A-1 to Exhibit 4.200.4),  (incorporated by  reference  to Exhibit
               4.200.4 to the Registrant's Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.5        Amended and Restated Limited  Partnership  Agreement  dated as of
               January 15, 1996 of Citizens Utilities Capital L.P. (incorporated by reference to  Exhibit  4.200.6  to the  Registrant's  Form 8-K
               Current Report filed May 28, 1996, File No. 001-11001).
4.200.6        Partnership Preferred Security Certificate (contained  as Annex A
               to  Exhibit  4.200.6),  (incorporated   by  reference to  Exhibit
               4.200.6 to the Registrant's Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.7        Convertible Preferred Securities Guarantee Agreement dated  as of
               January 15, 1996 between Citizens Utilities Company  and Chemical
               Bank, as guarantee trustee (incorporated by reference to  Exhibit
               4.200.8 to the Registrant's Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.8        Partnership Preferred Securities Guarantee Agreement  dated as of
               January 15, 1996 between Citizens Utilities  Company and Chemical
               Bank, as guarantee trustee (incorporated by reference  to Exhibit
               4.200.9 to the Registrant's Form 8-K Current Report filed May 28,
               1996, File No. 001-11001).
4.200.9        Letter of Representations dated January 18, 1996,  from  Citizens
               Utilities  Company and  Chemical  Bank, as trustee,  to DTC,  for
               deposit    of   Convertible   Preferred   Securities   with   DTC
               (incorporated   by   reference  to  Exhibit   4.200.10    to  the
               Registrant's Form 8-K Current Report filed May 28, 1996, File No.
               001-11001).
4.300          Indenture of Securities, dated as of August 15, 1991, to Chemical
               Bank,  as Trustee  (incorporated  by reference to Exhibit 4.100.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
4.300.1        Second   Supplemental  Indenture,  dated   January  15, 1992,  to
               Chemical Bank, as Trustee (incorporated  by  reference to Exhibit
               4.100.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 001-11001).
4.300.2        Third Supplemental Indenture, dated  April 15, 1994, to  Chemical
               Bank, as Trustee (incorporated by reference to Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File
               No. 001-11001).

4.300.3 Fourth Supplemental Indenture, dated October 1, 1994, to Chemical Bank, as Trustee (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).
4.300.4 Fifth Supplemental Indenture, dated as of June 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.5 Sixth Supplemental Indenture, dated as of October 15, 1995, to Chemical Bank, as Trustee (incorporated by reference to Exhibit
               4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
4.300.6 Seventh Supplemental Indenture, dated as of June 1, 1996 (incorporated by reference to Exhibit 4.100.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.300.7        Eighth Supplemental  Indenture,  dated  as  of  December  1, 1996
               (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
4.400 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.400.1 First Supplemental Indenture to Senior Indenture, dated as of May 23, 2001 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
4.400.2 Second Supplemental Indenture, dated as of June 19, 2001, to Senior Indenture, dated as of May 23, 2001 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
4.400.3 Third Supplemental Indenture, dated as of November 12, 2004, to Senior I ndenture, dated as of May 23, 2001 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 12, 2004, File No. 001-11001).
4.400.4 Indenture, dated as of August 16, 2001, between Citizens Communications Company and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
4.400.5 Underwriting Agreement dated November 8, 2004, between Citizens Communications Company and J.P. Morgan Securities Inc., as Representative of the several listed Underwriters, relating to the sale of $700,000,000 principal amount of the 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 12, 2004, File No. 001-11001).
10.1 Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan dated as of May 18, 2004,(incorporated by reference to Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2004,File No.001-11001).
10.2.1 Separation Agreement between Citizens Communications Company and Leonard Tow effective July 10, 2004 (incorporated by reference to
               Exhibit 10.2.4 of the Registrants' Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 001-11001).
10.3 Incentive Award Agreement between Citizens Communications Company and Scott N. Schneider, effective March 11, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-11001).
10.4 Citizens Executive Deferred Savings Plan dated January 1, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.5 Citizens Incentive Plan restated as of March 21, 2000 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
10.6.1 1996 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A filed on March 29, 1996, File No. 001-11001).
10.6.2         Amendment  to  1996  Equity  Incentive   Plan  (incorporated   by
               reference to Exhibit B to the Registrant's definitive proxy statement on Schedule 14A filed on March 31, 1997, File No. 001-11001).
10.7.1 2000 Equity Incentive Plan dated May 18, 2000 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11001).
10.7.2 Amendment No. 2 to 2000 Equity Incentive Plan (effective June 30, 2003) (incorporated by reference to Exhibit 10.7.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-11001).

10.8           Citizens 401(K) Savings  Plan  effective  as  of  January 1, 1997 reflecting amendments made through  April 2001  (incorporated  by reference to Exhibit 10.37 to the Registrant's  Quarterly  Report
               on Form 10-Q for the six months ended June 30, 2001, File No.
               001-11001).
10.9           Loan Agreement between Citizens Communications Company  and Rural
               Telephone Finance Cooperative for $200,000,000  dated October 24,
               2001  (incorporated  by  reference  to  Exhibit  10.39   to   the
               Registrant's Quarterly Report on Form 10-Q  for  the nine  months ended September 30, 2001, File No. 001-11001).
10.10.1        Amendment No. 1, dated as of March 31, 2003,  to  Loan  Agreement between  Citizens  Communications  Company  and  Rural  Telephone
               Finance Cooperative (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report  on  Form 10-Q  for  the  three months ended March 31, 2003, File No. 001-11001).
10.16          Employment  Agreement  between  Citizens  Communications  Company
               and  Mary  Agnes   Wilderotter,  effective     November  1,  2004
               (incorporated by reference to Exhibit  10.16 to the  Registrant's
               Quarterly Report on Form 10-Q for the nine months ended September
               30, 2004, File No. 001-11001).
10.17          Employment Agreement between Citizens Communications Company  and
               Jerry  Elliott,  effective  September  1, 2004  (incorporated  by reference to Exhibit 10.17 to the Registrant's  Quarterly  Report
               on Form 10-Q for the nine months ended September  30, 2004,  File
               No. 001-11001).
10.18          Employment Agreement between Citizens Communications  Company and
               Robert  Larson,  effective  September  1, 2004  (incorporated  by reference to Exhibit 10.18 to the Registrant's  Quarterly  Report
               on Form 10-Q for the nine months ended September  30, 2004,  File
               No. 001-11001).
10.19          Summary of Compensation Arrangements for Named Executive Officers
               Outside  of  Employment  Agreements and Summary  of  Non-Employee
               Directors' Compensation Arrangements.
10.19.1        Split   Dollar  Life   Insurance   Agreement   between   Citizens
               Communications Company and L. Russell Mitten, effective April 28,
               1994.
10.20          Employment  Agreement  between  Citizens  Communications  Company and John H. Casey, III,  effective  February 15, 2005.
10.21          1996  Equity  Incentive  Plan  restated  as  of  March  21, 2000,
               (incorporated  by  reference  to  Exhibit  A to  the Registrant's
               Proxy  Statement  dated  March 29, 1996  and  Exhibit B to  Proxy
               Statement dated March 28, 1997, respectively, File No.001-11001).
10.22          Competitive Advance and Revolving Credit Facility  Agreement  for
               $250,000,000 dated October 29, 2004 (incorporated by reference to
               Exhibit 10.19 to the Registrant's Quarterly  Report on Form  10-Q
               for  the  nine  months  ended   September  30,  2004,   File  No.
               001-11001).
10.23          Offer of  Employment   Letter  between  Citizens   Communications
               Company and Peter B. Hayes,  effective  February 1, 2005.
12             Computation  of ratio  of earnings to fixed  charges  (this  item is included  herein for the  sole  purpose  of  incorporation  by reference).
21             Subsidiaries of the Registrant
23             Auditors' Consent
31.1           Certification of Principal  Executive  Officer  pursuant  to Rule
               13a-14(a) under the Securities  Exchange Act of 1934.
31.2           Certification of  Principal   Financial Officer pursuant  to Rule
               13a-14(a) under the Securities  Exchange Act of 1934.
32.1           Certification  of Chief  Executive Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.
32.2           Certification  of Chief  Financial Officer  pursuant to 18 U.S.C.
               Section  1350,   as  adopted   pursuant  to  Section  906  of the
               Sarbanes-Oxley Act of 2002.

Exhibits 10.1, 10.2.1, 10.3, 10.4, 10.5, 10.6.1,  10.6.2,  10.7.1, 10.7.2, 10.8,
10.16,  10.17,  10.18,  10.19,  10.19.1,  10.20,  10.21 and 10.23 are management contracts or compensatory plans or arrangements.

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

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                        By:    /s/ Mary Agnes Wilderotter
                               ---------------------------
                                  Mary Agnes Wilderotter
                   President; Chief Executive Officer and Director

                                 March 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2005.

               Signature                                     Title
               ---------                                     -----


     /s/ Jerry Elliott                        Executive Vice President and Chief
-----------------------------------------     Financial Officer and Director
        (Jerry Elliott)

                                              Director
-----------------------------------------
        (Lawton Fitt)

     /s/ Rudy J. Graf                         Chairman of the Board
-----------------------------------------
        (Rudy J. Graf)

     /s/ Stanley Harfenist                    Director
-----------------------------------------
        (Stanley Harfenist)

     /s/ William Kraus                        Director
-----------------------------------------
        (William Kraus)

     /s/ Robert J. Larson                     Senior Vice President and Chief
-----------------------------------------     Accounting Officer
        (Robert J. Larson)

     /s/ Scott N. Schneider                   Director
-----------------------------------------
        (Scott N. Schneider)

                                              Director
-----------------------------------------
        (Larraine D. Segil)

     /s/ Robert A. Stanger                    Director
-----------------------------------------
        (Robert A. Stanger)

     /s/ Edwin Tornberg                       Director
-----------------------------------------
        (Edwin Tornberg)

     /s/ David H. Ward                        Director
-----------------------------------------
        (David H. Ward)

                                              Director
-----------------------------------------
        (Myron A. Wick, III)

     /s/ Mary Agnes Wilderotter               President and Chief Executive
-----------------------------------------     Officer and Director
        (Mary Agnes Wilderotter)





                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                                  Page
----                                                                                                  ----

Management's Report on Internal Control Over Financial Reporting                                       F-2

Report of Independent Registered Public Accounting Firm                                                F-3

Report of Independent Registered Public Accounting Firm                                                F-4

Consolidated balance sheets as of December 31, 2004 and 2003                                           F-5

Consolidated statements of operations for the years ended
   December 31, 2004, 2003 and 2002                                                                    F-6

Consolidated statements of shareholders' equity for the years ended
   December 31, 2004, 2003 and 2002                                                                    F-7

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2004, 2003 and 2002                                                                    F-7

Consolidated statements of cash flows for the years ended
   December 31, 2004, 2003 and 2002                                                                    F-8

Notes to consolidated financial statements                                                             F-9


        Management's Report on Internal Control Over Financial Reporting
        ----------------------------------------------------------------


The Board of Directors and Shareholders
Citizens Communications Company:


The  management  of  Citizens   Communications   Company  and   subsidiaries  is
responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.





Stamford, Connecticut
March 11, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Citizens Communications Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Citizens Communications Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens Communications Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Citizens Communications Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citizens Communications Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.



                                              /s/ KPMG LLP

New York, New York
March 11, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens Communications Company and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.




                                              /s/ KPMG LLP




New York, New York
March 11, 2005


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                ($ in thousands)

                                                                                                  2004           2003
                                                                                             -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                   $   167,463    $   583,671
   Accounts receivable, less allowances of $36,042 and $47,332, respectively                       236,306        248,750
   Prepaid expenses                                                                                 30,753         39,434
   Other current assets                                                                             15,055         11,648
   Assets held for sale                                                                                  -         23,130
                                                                                             -------------- --------------
     Total current assets                                                                          449,577        906,633

Property, plant and equipment, net                                                               3,338,300      3,530,542
Goodwill, net                                                                                    1,940,318      1,940,318
Other intangibles, net                                                                             685,111        812,407
Investments                                                                                         23,062         57,103
Other assets                                                                                       232,051        198,542
                                                                                             -------------- --------------
        Total assets                                                                           $ 6,668,419    $ 7,445,545
                                                                                             ============== ==============

LIABILITIES AND EQUITY
----------------------
Current liabilities:
   Long-term debt due within one year                                                          $     6,383    $    88,002
   Accounts payable                                                                                169,999        192,607
   Advanced billings                                                                                29,446         29,473
   Income taxes accrued                                                                             27,446         77,159
   Other taxes accrued                                                                              30,203         32,039
   Interest accrued                                                                                 82,534         81,244
   Customer deposits                                                                                   927          2,105
   Other current liabilities                                                                        70,582         74,997
   Liabilities related to assets held for sale                                                           -         11,128
                                                                                             -------------- --------------
     Total current liabilities                                                                     417,520        588,754

Deferred income taxes                                                                              232,766        198,312
Customer advances for construction and contributions in aid of construction                         94,601        122,035
Other liabilities                                                                                  294,294        264,382
Equity units                                                                                             -        460,000
Long-term debt                                                                                   4,266,998      4,195,629
Company Obligated Mandatorily Redeemable Convertible Preferred Securities*                               -        201,250

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares; 339,633,000 and 284,709,000 outstanding and 339,635,000 and 295,434,000 issued at December 31, 2004 and 2003,
     respectively)                                                                                  84,909         73,858
   Additional paid-in capital                                                                    1,664,627      1,953,317
   Accumulated deficit                                                                            (287,719)      (365,181)
   Accumulated other comprehensive loss, net of tax                                                (99,569)       (71,676)
   Treasury stock                                                                                       (8)      (175,135)
                                                                                             -------------- --------------
     Total shareholders' equity                                                                  1,362,240      1,415,183
                                                                                             -------------- --------------
        Total liabilities and equity                                                           $ 6,668,419    $ 7,445,545
                                                                                             ============== ==============

* Represents securities of a subsidiary trust, the sole assets of which are securities of a subsidiary partnership, substantially all the assets of which are convertible debentures of the Company. The consolidation of this item changed effective January 1, 2004 as a result of the application of a newly mandated accounting standard "FIN 46R." See Note 16 for a complete discussion.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                 ($ in thousands, except for per-share amounts)
                                                                         2004           2003            2002
                                                                    --------------- --------------  --------------
Revenue                                                                $ 2,192,980    $ 2,444,938     $ 2,669,332

Operating expenses:
    Cost of services (exclusive of depreciation and amortization)          205,166        369,689         476,920
    Other operating expenses                                               840,186        901,751       1,002,355
    Depreciation and amortization                                          572,710        595,276         755,522
    Reserve for (recovery of) telecommunications bankruptcies                    -         (4,377)         10,880
    Restructuring and other expenses                                             -          9,687          37,186
    Loss on impairment                                                           -         15,300       1,074,058
    Management succession and strategic alternatives expenses
     (see Note 13)                                                          90,632              -               -
                                                                    --------------- --------------  --------------
 Total operating expenses                                                1,708,694      1,887,326       3,356,921
                                                                    --------------- --------------  --------------
Operating income (loss)                                                    484,286        557,612        (687,589)

Investment income (loss), net                                               33,626         10,432         (98,359)
Other income (loss), net                                                   (53,359)        43,989          22,537
Interest expense                                                           379,024        416,524         468,229
                                                                    --------------- --------------  --------------
     Income (loss) from continuing operations before income taxes, dividends on convertible preferred securities and cumulative
      effect of change in accounting principle                              85,529        195,509      (1,231,640)

Income tax expense (benefit)                                                13,379         67,216        (414,874)
                                                                    --------------- --------------  --------------
    Income (loss) from continuing operations before dividends on convertible preferred securities and cumulative effect of
      change in accounting principle                                        72,150        128,293        (816,766)

Dividends on convertible preferred securities, net of income tax
      benefit of $(3,853)*                                                       -          6,210           6,210
                                                                    --------------- --------------  --------------
Income (loss) from continuing operations before cumulative effect
      of change in accounting principle                                     72,150        122,083        (822,976)

Loss from discontinued operations, net of income tax benefit of $0,
    $0 and $554, respectively                                                    -              -          (1,478)
Gain on disposal of water segment, net of income taxes of $135,303               -              -         181,369
                                                                    --------------- --------------  --------------
     Total income from discontinued operations, net of income taxes
      of $0, $0 and $134,749, respectively                                       -              -         179,891
                                                                    --------------- --------------  --------------
    Income (loss) before cumulative effect of change in accounting
       principle                                                            72,150        122,083        (643,085)

Cumulative effect of change in accounting principle, net of tax of
    $0, $41,591 and $0, respectively                                             -         65,769         (39,812)
                                                                    --------------- --------------  --------------
    Net income (loss) available for common shareholders                $    72,150    $   187,852     $  (682,897)
                                                                    =============== ==============  ==============
Basic income (loss) per common share:
    Income (loss) from continuing operations before cumulative
      effect of change in accounting principle                         $      0.24    $      0.44     $     (2.93)
    Income from discontinued operations                                          -              -            0.64
    Income (loss) from cumulative effect of change in accounting
      principle                                                                  -           0.23           (0.14)
                                                                    --------------- --------------  --------------
    Net income (loss) per common share available for common
      shareholders                                                     $      0.24    $      0.67     $     (2.43)
                                                                    =============== ==============  ==============
Diluted income (loss) per common share:
    Income (loss) from continuing operations before cumulative
      effect of change in accounting principle                         $      0.23    $      0.42     $     (2.93)
    Income from discontinued operations                                          -              -            0.64
    Income (loss) from cumulative effect of change in accounting
      principle                                                                  -           0.22           (0.14)
                                                                    --------------- --------------  --------------
    Net income (loss) per common share available for common
      shareholders                                                     $      0.23    $      0.64     $     (2.43)
                                                                    =============== ==============  ==============

 * The consolidation of this item changed effective January 1, 2004 as a result of the application of a newly mandated accounting standard "FIN 46R." See Note 16 for a complete discussion.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                 ($ in thousands, except for per-share amounts)


                                                                                    Accumulated
                                         Common Stock      Additional   Retained       Other         Treasury Stock       Total
                                      -------------------   Paid-In     Earnings    Comprehensive  ------------------- Shareholders'
                                       Shares    Amount     Capital    (Deficit)    Income (Loss)   Shares    Amount      Equity
                                      --------- --------- ----------- -------------- ------------  -------- ---------- -----------

Balance January 1, 2002                292,840  $ 73,210  $1,927,518     $ 129,864   $  4,907     (11,551) $(189,357)  $ 1,946,142
Stock plans                              1,240       310      15,888             -          -         (47)      (228)       15,970
Net loss                                     -         -           -      (682,897)         -           -          -      (682,897)
Other comprehensive loss, net of tax
   and reclassifications adjustments         -         -           -             -   (107,076)          -          -      (107,076)
                                      --------- --------- -----------  ------------   -----------  -------- ---------- -------------
Balance December 31, 2002              294,080    73,520   1,943,406      (553,033)  (102,169)    (11,598)  (189,585)    1,172,139
Stock plans                              1,354       338       9,911             -          -         873     14,450        24,699
Net income                                   -         -           -       187,852          -           -          -       187,852
Other comprehensive income, net of tax
   and reclassifications adjustments         -         -           -             -     30,493           -          -        30,493
                                      --------- --------- -----------  ------------   -----------  -------- ---------- -------------
Balance December 31, 2003              295,434    73,858   1,953,317      (365,181)   (71,676)    (10,725)  (175,135)    1,415,183
Stock plans                              4,821     1,206      14,236             -          -       6,407    106,823       122,265
Conversion of EPPICS                    10,897     2,724     133,621             -          -         725     11,646       147,991
Conversion of Equity Units              28,483     7,121     396,221             -          -       3,591     56,658       460,000
Dividends on common stock of
   $2.50 per share                           -         -    (832,768)            -          -           -          -      (832,768)
Net income                                   -         -           -        72,150          -           -          -        72,150
Tax benefit on equity forward contracts      -         -           -         5,312          -           -          -         5,312
Other comprehensive loss, net of tax
   and reclassifications adjustments         -         -           -             -    (27,893)          -          -       (27,893)
                                      --------- --------- -----------  ------------   -----------  -------- ---------- -------------
Balance December 31, 2004              339,635  $ 84,909  $1,664,627     $(287,719)  $(99,569)         (2) $      (8)  $ 1,362,240
                                      ========= ========= ===========  ============   ===========  ======== ========== =============


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                 ($ in thousands, except for per-share amounts)


                                                                 2004            2003           2002
                                                             --------------  -------------  -------------

Net income (loss)                                                 $ 72,150      $ 187,852      $(682,897)
Other comprehensive income (loss), net of tax
  and reclassifications adjustments*                               (27,893)        30,493       (107,076)
                                                             --------------  -------------  -------------
  Total comprehensive income (loss)                               $ 44,257      $ 218,345      $(789,973)
                                                             ==============  =============  =============


* Consists of unrealized holding (losses)/gains of marketable securities, realized gains taken to income as a result of the sale of securities and minimum pension liability (see Note 22).



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                                ($ in thousands)

                                                                    2004             2003              2002
                                                               ---------------  ----------------  ----------------

Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                       $    72,150       $   122,083      $   (822,976)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation and amortization expense                          572,710           595,276           755,522
       Investment write-downs                                               -                 -           117,455
       Gain on expiration/settlement of customer advance              (25,345)           (6,165)          (26,330)
       Gain on capital lease termination/restructuring                      -           (69,512)                -
       Stock based compensation expense                                45,313             8,552             7,029
       (Gain)/loss on extinguishment of debt                           66,480            10,851            (5,550)
       Investment (gains)/losses                                      (12,066)                -            (3,363)
       (Gain)/loss on sales of assets, net                              1,945            20,492            (9,798)
       Loss on impairment                                                   -            15,300         1,074,058
       Other non-cash adjustments                                      21,923            14,574            18,762
       Deferred taxes, net                                             13,379            67,216          (414,874)
       Change in accounts receivable                                   11,877            70,077             1,373
       Change in accounts payable and other liabilities               (51,460)         (106,567)         (161,367)
       Change in other current assets                                     169               999           101,376
                                                               ---------------  ----------------  ----------------
Net cash provided by continuing operating activities                  717,075           743,176           631,317

Cash flows from investing activities:
       Proceeds from sales of assets, net of selling expenses          30,959           388,079           224,678
       Capital expenditures                                          (276,348)         (278,015)         (468,742)
       Securities purchased                                                 -            (1,680)           (1,175)
       Securities sold                                                 26,514                 -             8,212
       Securities matured                                                   -                 -             2,014
       ELI share purchases                                                  -                 -            (6,800)
       Other asset purchases                                          (28,110)               68               727
                                                               ---------------  ----------------  ----------------
Net cash provided from (used by) investing activities                (246,985)          108,452          (241,086)

Cash flows from financing activities:
       Repayment of customer advances for construction
         and contributions in aid of construction                      (2,089)          (10,030)           (4,895)
       Long-term debt borrowings                                      700,000                 -                 -
       Debt issuance costs                                            (15,502)                -                 -
       Long-term debt payments                                     (1,214,021)         (653,462)       (1,062,169)
       (Premium) discount to retire debt                              (66,480)          (10,851)            5,550
       Issuance of common stock                                       544,562            13,209            14,943
       Dividends paid                                                (832,768)                -                 -
                                                               ---------------  ----------------  ----------------
Net cash used by financing activities                                (886,298)         (661,134)       (1,046,571)

Cash provided by (used by) discontinued operations
       Proceeds from sale of discontinued operations                        -                 -           859,064
       Net cash used by discontinued operations                             -                 -           (25,416)

                                                               ---------------  ----------------  ----------------
Increase (decrease) in cash and cash equivalents                     (416,208)          190,494           177,308
Cash and cash equivalents at January 1,                               583,671           393,177           215,869
                                                               ---------------  ----------------  ----------------

Cash and cash equivalents at December 31,                         $   167,463       $   583,671      $    393,177
                                                               ===============  ================  ================

Cash paid during the period for:
       Interest                                                   $   370,128       $   418,561      $    473,029
       Income taxes (refunds)                                     $    (4,901)      $    (2,532)     $    (17,621)

Non-cash investing and financing activities:
       Assets acquired under capital lease                        $         -       $         -      $     38,000
       Change in fair value of interest rate swaps                $    (6,135)      $    (6,057)     $     16,229
       Investment write-downs                                     $     5,286       $         -      $    117,455
       Conversion of EPPICS                                       $   147,991       $         -      $          -


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1) Description of Business and Summary of Significant Accounting Policies:
    ----------------------------------------------------------------------

     (a)  Description of Business:
          -----------------------
          Citizens Communications Company and its subsidiaries are referred to as "we", "us", the "Company" or "our" in this report. We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. On April 1, 2004, we announced the completion of the sale of our Vermont Electric Division. With that transaction, we completed the divestiture of our public utilities services segment pursuant to plans announced in 1999.

     (b)  Principles of Consolidation and Use of Estimates:
          ------------------------------------------------
          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (c)  Cash Equivalents:
          ----------------
          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

     (e)  Property, Plant and Equipment:
          -----------------------------
          Property, plant and equipment are stated at original cost or fair market value for our acquired properties, including capitalized interest. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment dispositions is charged against accumulated depreciation.

     (f)  Goodwill and Other Intangibles:
          ------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment, at least annually. In performing this test, the Company first compares the carrying amount of its reporting units to their respective fair values. If the carrying amount of any reporting unit exceeds its fair value, the Company is required to perform step two of the impairment test by comparing the implied fair value of the reporting unit's goodwill with its carrying amount. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses and have determined for the year ended December 31, 2004 that there was no impairment (see Notes 2 and 7). All remaining intangibles at December 31, 2004 are associated with the ILEC segment, which is the reporting unit.

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

     (g)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          ----------------------------------------------------------------------
          Of:
          --
          We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. In accordance with SFAS No. 144, we review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value (see Note 5).

     (h)  Derivative Instruments and Hedging Activities:
          ---------------------------------------------
          We account for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

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

          We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133, as amended. As a result, the fair value of the hedges is carried on the balance sheet in other current assets and the related underlying liabilities are also adjusted to fair value by the same amount.

     (i)  Investments:
          -----------

          Marketable Securities
          We   classify   our   cost   method   investments   at   purchase   as
          available-for-sale.   We  do  not  maintain  a  trading  portfolio  or
          held-to-maturity securities.

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

          Investments in Other Entities
          Investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

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

     (j)  Income Taxes and Deferred Income Taxes:
          --------------------------------------
          We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement basis and the tax basis of assets and liabilities using tax rates to be in effect when the temporary differences are expected to reverse.

     (k)  Employee Stock Plans:
          --------------------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we apply Accounting Principles Board Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock.

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing July 1, 2005 (third quarter) and expect to recognize approximately $3,000,000 of expense for the last six months of 2005.

          We provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for employee stock option grants based on the fair value of the options at the date of grant (see Note 18). For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and Directors' Deferred Fee Equity Plan, our pro forma net income (loss) and net income (loss) per common share available for common shareholders would have been as follows:

                                                                               2004             2003           2002
                                                                         ----------------- --------------- --------------
             ($ in thousands)
             ----------------

             Net income (loss) available for common
             shareholders                                 As reported       $ 72,150       $   187,852    $  (682,897)

             Add: Stock-based employee compensation
             expense included in reported net income
             (loss), net of related tax effects                               29,381             6,014          4,899


             Deduct: Total stock-based employee
             compensation expense determined under fair
             value based method for all awards, net of
             related tax effects                                             (38,312)          (16,139)       (16,990)
                                                                             --------     ------------     -----------

                                                          Pro forma         $ 63,219       $   177,727      $(694,988)
                                                                            =========     ============     ===========


             Net income (loss) per common share           As reported:
                available for common shareholders            Basic          $   0.24       $      0.67      $   (2.43)
                                                             Diluted            0.23              0.64          (2.43)
                                                           Pro forma:
                                                             Basic          $   0.21       $      0.63      $   (2.48)
                                                             Diluted            0.20              0.61          (2.48)

          In connection with the payment of the special, non-recurring dividend of $2 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44", there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     (l)  Net Income (Loss) Per Common Share Available for Common Shareholders:
          --------------------------------------------------------------------
          Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible preferred stock. In addition, the related interest on preferred stock dividends (net of tax) is added back to income since it would not be paid if the preferred stock was converted to common stock.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     -----------------------------------------------------------------

          Goodwill and Other Intangibles
          ------------------------------
          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and other intangibles with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment. We have no intangibles with indefinite useful lives other than goodwill and trade name. The amortization of goodwill and trade name ceased upon adoption of the statement on January 1, 2002. We were required to test for impairment of goodwill and other intangibles with indefinite useful lives as of January 1, 2002 and at least annually thereafter. Any transitional impairment loss at January 1, 2002 was recognized as the cumulative effect of a change in accounting principle in our statement of operations. As a result of our adoption of SFAS No. 142, we recognized a transitional impairment loss related to ELI of $39,812,000 as a cumulative effect of a change in accounting principle in our statement of operations in 2002. We annually examine the carrying value of our goodwill and other intangibles with indefinite useful lives to determine whether there are any impairment losses and have determined for the year ended December 31, 2004 that there was no impairment.

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

          The following table presents a reconciliation between reported net income (loss) and adjusted net income (loss) related to the adoption of SFAS 143. Adjusted net income (loss) excludes depreciation expense recognized in prior periods related to the cost of removal provision as required by SFAS No. 143.

(In thousands, except per-share amounts)                         2004                 2003                2002
----------------------------------------                  -------------------  -------------------  ------------------

Reported available for common shareholders                          $ 72,150            $ 187,852          $ (682,897)
Add back: Cost of removal in depreciation expense                          -                    -              15,990
                                                          -------------------  -------------------  ------------------
Adjusted available for common shareholders                          $ 72,150            $ 187,852          $ (666,907)
                                                          ===================  ===================  ==================

Basic income (loss) per share:
------------------------------
Reported available for common shareholders per share                $   0.24            $    0.67          $    (2.43)
Cost of removal in depreciation expense                                    -                    -                0.06
                                                          -------------------  -------------------  ------------------
Adjusted available for common shareholders per share                $   0.24            $    0.67          $    (2.37)
                                                          ===================  ===================  ==================

Diluted income (loss) per share:
--------------------------------
Reported available for common shareholders per share                $   0.23            $    0.64          $    (2.43)
Cost of removal in depreciation expense                                    -                    -                0.06
                                                          -------------------  -------------------  ------------------
Adjusted available for common shareholders per share                $   0.23            $    0.64          $    (2.37)
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

          For  the  year  ended  December  31,  2004  and  2003,  we  recognized
          $66,480,000  and  $10,851,000,   respectively,   of  losses  on  early
          retirement  of  debt.  For  the  year  ended  December  31,  2002,  we recognized $5,550,000 of gains from early debt retirement. In addition, for the year ended December 31, 2002, we recognized a $12,800,000 loss due to a tender offer related to certain debt securities.

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

          Guarantees
          ----------
          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor be required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation
          assumed  under  the  guarantee.   FIN  45  also  requires   additional
          disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantee. The provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, whereas the disclosure requirements were effective for financial statements for period ending after December 15, 2002 (see Note 26). We adopted FIN No. 45 on January 1, 2003. The adoption of FIN 45 did not have any material impact on our financial position or results of operations.

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

          In December 2004, the FASB issued SFAS No. 123R. SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing July 1, 2005 (third quarter) and expect to recognize approximately $3,000,000 of expense for the last six months of 2005.

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

          Financial  Instruments  with  Characteristics  of Both Liabilities and
          ----------------------------------------------------------------------
          Equity
          ------
          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have any material impact on our financial position or results of operations.

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

          Investments
          -----------
          In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. Although we have no material investments at the present time, we will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

 (3) Accounts Receivable:
     -------------------

     The components of accounts receivable, net at December 31, 2004 and 2003 are as follows:

($ in thousands)                                2004             2003
----------------                            --------------  ---------------
Customers                                       $ 230,029        $ 250,515
Other                                              42,319           45,567
Less:  Allowance for doubtful accounts            (36,042)         (47,332)
                                            --------------  ---------------
   Accounts receivable, net                     $ 236,306        $ 248,750
                                            ==============  ===============

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $17,859,000, $21,525,000 and $24,249,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

     An agreement was reached with WorldCom/MCI settling all pre-petition obligations and receivables. The bankruptcy court approved the agreement and we reduced our reserves by approximately $6,600,000 in the fourth quarter 2003 as a result of the settlement. During the second quarter 2002, we reserved approximately $21,600,000 of trade receivables with WorldCom as a result of WorldCom's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunications services. We have ongoing commercial relationships with WorldCom.

     Concurrent with the acquisition of Frontier, we entered into several operating agreements with Global Crossing. We have ongoing commercial relationships with Global Crossing affiliates. We reserved a total of $29,000,000 of Global Crossing receivables during 2001 and 2002 as a result of Global Crossing's filing for bankruptcy to reflect our best estimate of the net realizable value of receivables resulting from these commercial relationships. We recorded a write-down of such receivables in the amount of $7,800,000 in 2002 and $21,200,000 in 2001. In 2002, as the result of a settlement agreement with Global Crossing, we reversed $17,900,000 of our previous write-down reserve of the net realizable value of these receivables.

(4)  Property, Plant and Equipment:
     -----------------------------

     The components of property, plant and equipment at December 31, 2004 and 2003 are as follows:

                                                            Estimated
($ in thousands)                                           Useful Lives           2004              2003
----------------                                        ------------------- ----------------- -----------------
Land                                                           N/A               $    21,481       $    21,650
Buildings and leasehold improvements                      30 to 41 years             357,983           354,855
General support                                           3 to 17 years              425,720           411,660
Central office/electronic circuit equipment               5 to 11 years            2,536,579         2,421,341
Cable and wire                                            15 to 55 years           2,972,919         2,848,412
Other                                                     5 to 20 years               31,993            53,303
Construction work in progress                                                         93,049           114,988
                                                                            ----------------- -----------------
                                                                                   6,439,724         6,226,209
Less: accumulated depreciation                                                    (3,101,424)       (2,695,667)
                                                                            ----------------- -----------------
Property, plant and equipment, net                                               $ 3,338,300       $ 3,530,542
                                                                            ================= =================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $446,190,000, $468,438,000 and $630,113,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. In addition, we increased the average depreciable lives for certain of our equipment in our ILEC segment. As part of the preparation and adoption of SFAS No. 143, we analyzed depreciation rates for the ILEC segment and compared them to industry averages and historical expense data. Based on this review, the Company increased the depreciable lives of certain assets.

     During 2002, we recognized accelerated depreciation of $23,379,000 related to the change in useful lives of our accounting and human resource systems and our Plano, Texas office building, furniture and fixtures as a result of a restructuring.

(5)  Losses on Impairment:
     --------------------

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

(6)  Dispositions:
     ------------

     Pre-tax gains (losses) in connection with the following transactions were recorded in Other income (loss), net:

     In October 2004, we sold cable assets in California, Arizona, Indiana, and Wisconsin for approximately $2,263,000 in cash. The pre-tax gain on the sale was $40,000.

     During the third quarter of 2004, we sold our corporate aircraft for approximately $15,298,000 in cash. The pre-tax loss on the sale was $1,087,000.

     On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale was $2,173,000.

(7)  Intangibles:
     -----------

     Intangibles at December 31, 2004 and 2003 are as follows:

($ in thousands)                                        2004             2003
----------------                                   ---------------  ----------------

Customer base - amortizable over 96 months             $  994,605        $  995,853
Trade name - non-amortizable                              122,058           122,058
                                                   ---------------  ----------------
    Other intangibles                                   1,116,663         1,117,911
Accumulated amortization                                 (431,552)         (305,504)
                                                   ---------------  ----------------
    Total other intangibles, net                       $  685,111        $  812,407
                                                   ===============  ================

     Amortization  expense was  $126,520,000,  $126,838,000 and $125,409,000 for
     the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense, based on our estimate of useful lives, is estimated to be $126,520,000 per year for the next four years and $57,113,000 in the fifth year, at which point these assets will have been fully amortized. The decrease in customer base is due to the sale of cable assets in 2004.

 (8) Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------

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

     Summarized  financial  information  for  the  water/wastewater   operations
     (discontinued operations) is set forth below:


        ($ in thousands)                               For the year ended
        -----------------                              December 31, 2002
                                                      --------------------
        Revenue                                              $   4,650
        Operating loss                                       $    (415)
        Income tax benefit                                   $    (554)
        Net loss                                             $  (1,478)
        Gain on disposal of water segment, net of tax        $ 181,369


          Electric and Gas
          ----------------
          On April 1, 2004, we completed the sale of our Vermont electric distribution operations for approximately $13,992,000 in cash, net of selling expenses.

          On December 2, 2003, we completed the sale of substantially all of our Vermont electric division's transmission assets for $7,344,000 in cash (less $1,837,000 in refunds to customers as ordered by the Vermont Public Service Board). Losses on the sales of our Vermont properties were included in the impairment charges recorded during 2003.

          Pre-tax gains/(losses) in connection with the following transactions were included in Other income (loss), net:

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

     Summarized balance sheet information for the gas and electric operations (assets held for sale) is set forth below:


($ in thousands)                                       2003
----------------                                   --------------

Current assets                                          $  4,688
Net property, plant and equipment                          7,225
Other assets                                              11,217
                                                   --------------
Total assets held for sale                              $ 23,130
                                                   ==============

Current liabilities                                     $  3,651
Other liabilities                                          7,477
                                                   --------------
Total liabilities related to assets held for sale       $ 11,128
                                                   ==============

(9)  Investments:
     -----------

     The components of investments at December 31, 2004 and 2003 are as follows:


($ in thousands)                          2004             2003
----------------                     ---------------- ----------------

Marketable equity securities                $  2,336         $ 44,314
Other fixed income securities                      -                2
Equity method investments                     20,726           12,787
                                     ---------------- ----------------
                                            $ 23,062         $ 57,103
                                     ================ ================

     Marketable Securities
     During 2004, we sold our investments in D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC) for approximately $13,300,000 and $13,200,000 in cash, respectively. Accordingly, we recorded net realized gains of $12,066,000 in our statement of operations for the sale of these marketable securities.

     As of December 31, 2004 and 2003, we owned 3,059,000 shares of Adelphia Communications Corp. (Adelphia) common stock. As a result of Adelphia's price declines and filing for bankruptcy, we recognized losses of $95,300,000 and $79,000,000 on our investment for the years ended December 31, 2002 and 2001, respectively, as the declines were determined to be other than temporary. As a result of the write downs, our "book cost basis" was reduced to zero and subsequent increases and decreases, except for those deemed other than temporary, are included in accumulated other comprehensive income (loss).

     The following summarizes the adjusted cost, gross unrealized holding gains and losses and fair market value for marketable securities:

($ in thousands)                                      Unrealized Holding
----------------                   Adjusted     ---------------------------------  Aggregate Fair
Investment Classification            Cost            Gains          (Losses)        Market Value
-------------------------      ---------------- ---------------- ---------------- ----------------

As of December 31, 2004
-----------------------
Available-for-Sale                    $  1,138         $  1,198           $ -         $  2,336

As of December 31, 2003
-----------------------
Available-for-Sale                    $ 14,452         $ 29,864           $ -         $ 44,316


     At December 31, 2004 and 2003, we did not have any investments that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. The Company has determined that market fluctuations during the period are not other than temporary because the severity and duration of the unrealized losses were not significant.

     As of December 31, 2003, we owned 1,333,500 shares of D & E common stock. As the result of an other than temporary decline in D & E's stock price, we recognized a loss of $16,400,000 on our investment for the year ended December 31, 2002.

     Marketable equity securities for 2003 include 2,305,908 common shares which represent an ownership of 19% of the equity in HTCC a company of which our former Chairman and Chief Executive Officer was a member of the Board of Directors. In addition, in 2003 we held 30,000 shares of non-voting convertible preferred stock, each share having a liquidation value of $70 per share and is convertible at our option into 10 shares of common stock.

     Investments in Other Entities
     During 2004, we reclassified our investments accounted for under the equity method from other assets to the investment caption in our consolidated balance sheets and conformed prior periods to the current presentation.

     The Company's investments in entities that are accounted for under the equity method of accounting consist of the following: (1) a 33% interest in the Mohave Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Arizona area; (2) a 25% interest in the Fairmount Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Rural Service Area (RSA) designated by the FCC as Georgia RSA No. 3; and (3) our investments in CU Capital and CU Trust with relation to our convertible preferred securities (for 2004 only). The investments in these entities amounted to $20,726,000 and $12,787,000 at December 31, 2004 and 2003, respectively.

(10) Fair Value of Financial Instruments:
     -----------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2004 and 2003. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

($ in thousands)                                             2004                                2003
----------------                            ----------------------------------- ---------------------------------
                                               Carrying                            Carrying
                                                Amount          Fair Value          Amount         Fair Value
                                            ---------------- ------------------ ---------------- ----------------
Investments                                     $    23,062        $    23,062      $    57,103      $    57,103
Long-term debt (1)                              $ 4,266,998        $ 4,607,298      $ 4,195,629      $ 4,608,205
Equity Providing Preferred
   Income Convertible Securities (EPPICS)       $         -        $         -      $   201,250      $   205,275


     The fair value of the above financial instruments is based on quoted prices at the reporting date for those financial instruments.

(1) 2004 and 2003 includes interest rate swaps of $4,466,000 and $10,601,000, respectively. 2003 excludes the $460,000,000 debt portion of the equity units. 2004 includes EPPICS of $63,765,000.

(11) Long-term Debt:
     --------------

     The activity in our long-term debt from December 31, 2003 to December 31, 2004 is summarized as follows:

                                                                  Twelve Months Ended
                                                  ----------------------------------------------------
                                                                                                                          Interest
                                                                             Interest                                     Rate* at
                                    December 31,                               Rate                       December 31,  December 31,
($ in thousands)                        2003      Borrowings   Payments***     Swap    Reclassification       2004         2004
----------------

  Rural Utilities Service Loan
    Contracts                         $   30,010   $        -  $       (902)   $     -      $      -       $   29,108      6.120%

  Senior Unsecured Debt                4,167,123      700,000      (780,955)    (6,135)        51,770       4,131,803      7.912%


  EPPICS** (reclassified as a
   result of adopting FIN 46R)                 -            -             -          -         63,765          63,765      5.000%

  Equity Units                           460,000            -      (408,230)         -        (51,770)              -          -

  ELI Notes                                5,975            -        (5,975)         -              -               -          -
  ELI Capital Leases                      10,061            -        (5,640)         -              -           4,421     10.363%
  Industrial Development Revenue
     Bonds                                70,440            -       (12,300)         -              -          58,140      5.559%
  Other                                       22            -           (19)         -              -               3     12.990%
                                      ----------   ----------  -------------   --------     -----------    -----------

TOTAL LONG TERM DEBT                  $4,743,631   $ 700,000   $ (1,214,021)   $(6,135)     $  63,765      $4,287,240
                                      ----------   ==========  =============   ========     ===========    -----------

  Less:       Debt Discount                    -                                                              (13,859)
  Less:       Current Portion            (88,002)                                                              (6,383)
  Less:       Equity Units              (460,000)                                                                   -
                                      -----------                                                           ----------
                                      $4,195,629                                                           $4,266,998
                                      ===========                                                           ==========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** In accordance with FIN 46R, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are now deconsolidated (see Note 16).

***  Includes purchases on the open market (see note 2).

     On January 15, 2004, we repaid at maturity the remaining outstanding $80,955,000 of our 7.45% Debentures.

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

     On November 8, 2004, we issued an aggregate $700,000,000 principal amount of 6.25% senior notes due January 15, 2013 through a registered underwritten public offering. Proceeds from the sale were used to redeem our outstanding $700,000,000 of 8.50% Notes due 2006, which is discussed below.

     On November 12, 2004, we called for redemption on December 13, 2004 the entire $700,000,000 of our 8.50% Notes due 2006 at a price of 107.182% of the principal amount called, plus accrued interest, at a premium of approximately $50,300,000.

     As of December 31, 2004, EPPICS representing a total principal amount of $147,991,000 had been converted into 11,622,749 shares of Citizens common stock.

     Total future minimum cash payment commitments under ELI's long-term capital leases amounted to $10,017,000 as of December 31, 2004.

     The total outstanding principal amounts of industrial development revenue bonds were $58,140,000 and $70,440,000 at December 31, 2004 and 2003,
     respectively. The earliest maturity date for these bonds is in August 2015. Holders of certain industrial development revenue bonds may tender such bonds to us at par prior to maturity. The next tender date is August 1, 2007 for $30,350,000 principal amount of bonds. We expect to retire all such bonds that are tendered.

     As of December 31, 2004 we had available lines of credit with financial institutions in the aggregate amount of $250,000,000 with a maturity date of October 29, 2009. Associated facility fees vary depending on our leverage ratio and were 0.375% as of December 31, 2004. During the term of the credit facility we may borrow, repay and re-borrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There are no outstanding borrowings under the facility.

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

     For  the  year  ended   December   31,   2004,   we  retired  an  aggregate
     $1,362,012,000 of debt (including $147,991,000 of EPPICS conversions), representing approximately 28% of total debt outstanding at December 31, 2003.

     Our principal payments and capital lease payments (principal only) for the next five years are as follows:

                      ($ in thousands)
                      ----------------
                                           Principal      Capital
                                           ---------      -------
                                           Payments    Lease Payments
                                           ---------   --------------

                            2005           $  6,302       $  81
                            2006            227,693          94
                            2007             37,771         110
                            2008            750,938         126
                            2009              1,000         145

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of fixed-rate indebtedness hedged as of December 31, 2004 and December 31, 2003 was $300,000,000 and $400,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rate of approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rate of 8.44% as of December 31, 2004). The fair value of these derivatives is reflected in other assets as of December 31, 2004, in the amount of $4,466,000 and the related underlying debt has been increased by a like amount. The amounts received during the year ended December 31, 2004 as a result of these contracts amounted to $9,363,000 and are included as a reduction of interest expense.

     As the result of our call of all of our 8.50% Notes due 2006 in November 2004, we terminated five interest rate swaps involving an aggregate $250,000,000 notional amount of indebtedness. Proceeds from the swap terminations of approximately $3,026,000 and U.S. Treasury rate lock agreements of approximately $971,000 were applied against the cost to retire the debt, resulting in a net premium of approximately $46,277,000 recorded in other income (loss), net.

     We do not anticipate any nonperformance by counter parties to our derivative contracts as all counter parties have investment grade credit ratings.

(13) Management Succession and Strategic Alternatives Expenses:
     ---------------------------------------------------------

     On July 11, 2004, our Board of Directors announced that it had completed its review of the Company's financial and strategic alternatives and on September 2, 2004 the Company paid a special, non-recurring dividend of $2 per common share and a quarterly dividend of $0.25 per common share to shareholders of record on August 18, 2004. Concurrently, Leonard Tow decided to step down from his position as chief executive officer, effective immediately, and resigned his position as Chairman of the board on September 27, 2004. The Board of Directors named Mary Agnes Wilderotter president and chief executive officer, and Rudy J. Graf was elected Chairman of the board, on September 30, 2004.

     In 2004, we expensed approximately $90,632,000 of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36,618,000 of non-cash expenses for the acceleration of stock benefits, cash expenses of $19,229,000 for advisory fees, $19,339,000 for severance and retention arrangements and $15,446,000 primarily for tax reimbursements.

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

(15) Other Income (Loss), net:
     ------------------------

     The components of other income (loss), net for the years ended December 31, 2004, 2003 and 2002 are as follows:

($ in thousands)                                        2004              2003               2002
----------------                                  -----------------  ----------------  -----------------
Gain on capital lease termination/restructuring                  -            69,512                  -
Gain on expiration/settlement of customer advances          25,345             6,165             26,330
(Premium) discount on debt repurchases                     (66,480)          (10,851)             5,550
Gain (loss) on sale of assets                               (1,945)          (20,492)             9,798
Other, net                                                 (10,279)             (345)           (19,141)
                                                  -----------------  ----------------  -----------------
     Total other income (loss), net                      $ (53,359)         $ 43,989           $ 22,537
                                                  =================  ================  =================

     During 2004, 2003 and 2002, we recognized income in connection with certain retained liabilities associated with customer advances for construction from our disposed water properties, as a result of some of these liabilities terminating. During 2003, we recognized gains in connection with the termination/restructuring of capital leases at ELI. Gain (loss) on sale of assets in 2004 is primarily attributable to the loss on the sale of our corporate aircraft during the third quarter. In 2003, the amount represents the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions, access lines in North Dakota and our wireless partnership interest in Wisconsin, and our Plano, Texas office building. Other, net for 2002 includes a $12,800,000 loss related to a tender offer completed in 2002 with respect to our 6.80% Debentures due 2026 (puttable at par in 2003) and ELI's 6.05% Guaranteed Notes due 2004.

(16) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------

     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). These securities have an adjusted conversion price of $11.46 per Citizens common share. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly-owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the four quarters of 2004, 2003 and 2002. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of December 31, 2004, EPPICS representing a total principal amount of $147,991,000 had been converted into 11,622,749 shares of Citizens common stock.

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

Balance Sheet
-------------
                                                       As of
                                     -------------------------------------------------------------
($ in thousands)                      December 31, 2003     December 31, 2004           Change
----------------                     --------------------- --------------------     --------------
Assets:
     Cash                                        $  2,103              $     -          $  (2,103) (1)
     Investments                                        -               12,645             12,645  (2)

Liabilities:
     Long-term debt                                     -               63,765  (3)      (137,485) (3)
     EPPICS                                       201,250                    -  (3)

Statement of Operations
-----------------------
                                          As reported for the year ended
                                     -------------------------------------------------------------
($ in thousands)                      December 31, 2003     December 31, 2004           Change
----------------                     --------------------- --------------------     --------------
Investment income                                $       -             $    632         $      632  (4)
Interest expense                                         -                8,082              8,082  (5)
Dividends on EPPICS (before tax)                    10,063                    -            (10,063) (6)
                                     --------------------- --------------------     --------------
      Net                                        $  10,063             $  7,450         $   (2,613)
                                     ===================== ====================     ==============


(1) Represents a cash balance on the books of the Partnership that is removed as a result of the deconsolidation.
(2) Represents Citizens' investments in the Partnership and the Trust. At December 31, 2003, these investments were eliminated in consolidation against the equity of the Partnership and the Trust.
(3) As a result of the deconsolidation, the Trust and the Partnership balance sheets were removed, leaving debt issued by Citizens to the Partnership in the amount of $211,756,000. The nominal effect of an increase in debt of $10,506,000 is debt that is "intercompany." As of December 31, 2004, Citizens has $53,259,000 ($63,765,000 less $10,506,000 of intercompany debt) of debt outstanding to third parties and will continue to pay interest on that amount at 5%.
(4) Represents interest income to be paid by the Partnership and the Trust to Citizens for its investments noted in (2) above. The Partnership and the Trust have no source of cash except as provided by Citizens. Interest is payable at the rate of 5% per annum.
(5) Represents interest expense on the convertible debentures issued by Citizens to the Partnership. Interest is payable at the rate of 5% per annum.
(6) As a result of the deconsolidation of the Trust, previously reported dividends on the convertible preferred securities issued to the public by the Trust are removed and replaced by the interest accruing on the debt issued by Citizens to the Partnership. Citizens remains the guarantor of the EPPICS debt and continues to be the sole source of cash for the Trust to pay dividends.

(17) Capital Stock:
     -------------

     We are authorized to issue up to 600,000,000 shares of Common Stock. The amount and timing of dividends payable on Common Stock are within the sole discretion of our Board of Directors.

(18) Stock Plans:
     -----------

     At December 31, 2004, we have five stock based compensation plans, which are described below. We apply APB Opinion No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. Compensation cost has not generally been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP) or the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), as the exercise price for such options was equal to the market price of the stock at the time of grant. However, during 2002 the expiration date of approximately 79,000 options was extended and compensation cost of approximately $220,000 was recognized. No compensation cost has been recognized in the financial statements related to the Employee Stock Purchase Plan (ESPP) because the purchase price is 85% of the fair value. In connection with our Directors' Deferred Fee Equity Plan, compensation cost associated with the issuance of stock units was $2,222,000, $607,000 and $359,000 in 2004, 2003 and 2002, respectively.
     Cash compensation associated with this plan was $642,000, $374,000 and $236,000 in 2004, 2003 and 2002, respectively. These costs are recognized in operating expense.

     We have granted restricted stock awards to key employees in the form of our Common Stock. The number of shares issued as restricted stock awards during 2004, 2003 and 2002 were 2,172,085, 312,000 and 538,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are time based. At December 31, 2004, 1,686,248 shares of restricted stock were outstanding. Compensation expense, recognized in operating expense, of $45,313,000, $8,552,000, and $7,029,000 for the years ended December 31, 2004, 2003 and 2002, respectively, has been recorded in connection with these grants.

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

                             Equity Incentive Plans
                             ----------------------
     In May 1996, our shareholders approved the 1996 EIP and in May 2001, our shareholders approved the 2000 EIP. Under the EIP plans, awards of our Common Stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. Directors may receive awards under the 2000 EIP (other than options for annual retainer fees). SARs may be granted under the 1996 EIP. The Compensation Committee of the Board of Directors administers the EIP plans.

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

     In connection with the payment of the special, non-recurring dividend of $2 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44", there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     The following is a summary of share activity subject to option under the MEIP and EIP plans.

                                                                                                  Weighted
                                                                               Shares              Average
                                                                             Subject to         Option Price
                                                                               Option             Per Share
     ---------------------------------------------------------------------------------------------------------
     Balance at January 1, 2002                                               19,057,000            $11.87
         Options granted                                                       3,065,000              9.53
         Options exercised                                                      (812,000)             7.90
         Options canceled, forfeited or lapsed                                (2,178,000)            11.94
     ---------------------------------------------------------------------------------------
     Balance at December 31, 2002                                             19,132,000             11.66
         Options granted                                                       2,017,000             12.14
         Options exercised                                                    (1,612,000)             7.97
         Options canceled, forfeited or lapsed                                (1,572,000)            12.92
     ---------------------------------------------------------------------------------------
      Balance at December 31, 2003                                            17,965,000             11.94

         Options granted                                                               -                 -

         Options exercised                                                    (7,411,000)             9.69
         Options canceled, forfeited or lapsed                                  (355,000)            12.14

         Effect of special, non-recurring dividend                             2,212,000                 -

     ---------------------------------------------------------------------------------------
     Balance at December 31, 2004                                             12,411,000            $11.15

     =======================================================================================

     The following table summarizes information about shares subject to options under the MEIP and EIP at December 31, 2004.

                                  Options Outstanding                                          Options Exercisable
    ---------------------------------------------------------------------------------    ---------------------------------
                                                                  Weighted Average                            Weighted
         Number             Range of         Weighted Average         Remaining               Number          Average
       Outstanding       Exercise Prices      Exercise Price        Life in Years          Exercisable     Exercise Price
    ------------------ -------------------- -------------------- -------------------- -- ----------------- ---------------
           569,000       $  6.45  - 6.64           $  6.48            4.23                   569,000         $ 6.48
           764,000          6.67  - 7.33              7.06            2.70                   764,000           7.06
            50,000          7.89  - 8.06              7.96            4.37                    27,000           8.01
         1,685,000          8.19  - 8.19              8.19            7.38                   612,000           8.19
           391,000          8.80  - 9.68              9.05            2.67                   391,000           9.05
         1,937,000          9.80 - 10.44             10.40            8.15                   456,000          10.28
           656,000         10.64 - 11.09             10.88            5.50                   656,000          10.88
         1,091,000         11.15 - 11.15             11.15            7.38                 1,091,000          11.15
           586,000         11.51 - 11.58             11.58            6.45                   582,000          11.58
         2,013,000         11.79 - 11.79             11.79            6.38                 1,418,000          11.79
         2,669,000         11.83 - 18.46             15.57            5.72                 2,669,000          15.57
    ------------------                                                                   -------------
        12,411,000       $  6.45 - 18.46           $ 11.15            6.24                 9,235,000        $ 11.57
    ==================                                                                   =============

     The number of options exercisable at December 31, 2003 and 2002 were 11,690,000 and 12,198,000, respectively.

     There were no option grants made during 2004. The weighted average fair value of options granted during 2003 and 2002 were $6.04 and $4.98, respectively. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002:

                                            2003           2002
           --------------------------- --------------- --------------
           Dividend yield                          -              -
           Expected volatility                    44%            44%
           Risk-free interest rate              2.94%          4.94%
           Expected life                      7 years        7 years
           --------------------------- --------------- --------------

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

     Effective November 30, 2002, the employee stock purchase plan was temporarily suspended for future purchase periods. In 2002, 146,406 shares were purchased under the ESPP and 4,072,647 shares were purchased under the plan as of date of suspension. For purposes of the pro forma calculation, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black Scholes option pricing model with the following assumptions for subscription periods beginning in 2002:

                                                    2002
                                               -------------
                Dividend yield                         -
                Expected volatility                   44%
                Risk-free interest rate             1.93%
                Expected life                    6 months

     The weighted average fair value of those purchase rights granted in 2002 was $2.57.

                    Non-Employee Directors' Compensation Plan
                    -----------------------------------------
     Upon commencement of his or her service on the Board of Directors, each non-employee director receives a grant of 10,000 stock options, which is awarded under our 2000 Equity Incentive Plan. The price of these options, which are immediately exercisable, is set at the average of the high and low market prices of the Company's common stock on the effective date of the director's initial election to the board.

     Annually, each non-employee director also receives a grant of 3,500 stock units under the Company's Formula Plan, which commenced in 1997 and continues through May 22, 2007. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of the options granted under the Formula Plan was set at 100% of the average of the high and low market prices of the Company's common stock on the third, fourth, fifth, and sixth trading days of the year in which the options were granted. The options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In addition, on September 1, 1996, each non-employee director received a grant, under the Formula Plan, of options to purchase 2,500 shares of common stock. These options granted under the Formula Plan became exercisable six months after the grant date and remain exercisable for ten years after the grant date.

     Effective April 2004, the Formula Plan was amended to replace the annual grant of stock options with an annual grant of 3,500 stock units. The stock units are awarded on the first business day of each calendar year. Each non-employee director must elect, by December 31 of the preceding year, whether the stock units awarded under the Formula Plan will be redeemed in cash or stock upon the director's retirement or death, whichever occurs first.

     In addition, each non-employee director is also entitled to annually receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director, which are awarded under the Non-Employee Directors' Deferred Fee Equity Plan. Each non-employee director must elect, by December 31 of the preceding year, to receive $30,000 cash or 5,000 stock units as an annual retainer. Directors making a stock unit election must also elect to convert the units to either stock (convertible on a one-to-one basis) or cash upon retirement or death. Prior to June 30, 2003, a director could elect to receive 20,000 stock options as an annual retainer in lieu of cash or stock units. The exercise price of the stock options was set at the average of the high and low market prices of the Company's common stock on the date of grant. The options were exercisable six months after the date of grant and had a 10-year term.

     As of any date, the maximum number of shares of common stock which the Non-Employee Directors' Deferred Fee Equity Plan is obligated to deliver shall not be more than one percent (1%) of the total outstanding shares of the Company's common stock as of June 30, 2003, subject to adjustment in the event of changes in our corporate structure affecting capital stock. There were 11 directors participating in the Directors' Plan during all or part of 2004. In 2004, the total options, plan units, and stock earned were 50,000, 57,226 and 0, respectively. In 2003, the total options, plan units, and stock earned were 83,125, 46,034 and 0, respectively. In 2002, the total options, plan units, and stock earned were 99,583, 43,031 and 1,514, respectively. At December 31, 2004, 699,979 options were exercisable at a weighted average exercise price of $9.36.

     For 2004, each non-employee director received fees of $2,000 for each Board of Directors and committee meeting attended. In addition, committee chairs (except the chairs of the Audit and Compensation Committees) received an additional annual fee of $5,000. The chairs of the Audit and Compensation Committees were each paid an additional annual fee of $50,000 and $30,000, respectively. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, received an additional annual fee of $30,000. A director must elect, by December 31 of the preceding year, to receive his meeting and other fees in cash, stock units, or a combination of both. All fees paid to the non-employee directors are paid quarterly. If the director elects stock units, the number of units credited to the director's account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the average of the high and low market prices of the Company's common stock on the first trading day of the year the election is in effect. Units are credited to the director's account quarterly. The number of stock units awarded during a given year as fees will be increased if the average of the high and low market prices of the Company's common stock on the last trading day of November is less than the average market price used to initially value the stock units. If an increase in the number of units is required, the additional units are credited to the director's account in December.

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

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in the Company's common stock (convertible on a one for one basis) or in cash. As of December 31, 2004, the liability for such payments was $2,155,000 of which $1,411,000 will be payable in stock (based on the July 15, 1999 stock price) and $744,000 will be payable in cash. While the number of shares of stock payable to those directors electing to be paid in stock is fixed, the amount of cash payable to those directors electing to be paid in cash will be based on the number of stock units awarded multiplied by the stock price on the payment date.

(19) Restructuring and Other Expenses:
     --------------------------------

     2003
     ----
     Restructuring and other expenses primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer useful. We continue to review our operations, personnel and facilities to achieve greater efficiency.

     2002
     ----
     Restructuring and other expenses primarily consist of expenses related to our various restructurings, $32,985,000 related to reductions in personnel at our telecommunications operations, costs that were spent at our Plano, Texas facility and at other locations as a result of transitioning functions and jobs, and $6,800,000 related to our tender offer in June 2002 for all of the publicly held ELI common shares that we did not already own. These costs were partially offset by a $2,825,000 reversal of a 2001 ELI accrual.

(20) Income Taxes:
     ------------

     The following is a reconciliation of the provision (benefit) for income taxes for continuing operations computed at federal statutory rates to the effective rates for the years ended December 31, 2004, 2003 and 2002:

                                                                    2004          2003         2002
                                                                 ------------  ------------ ------------
Consolidated tax provision (benefit) at federal statutory rate        35.0 %        35.0 %      (35.0)%
State income tax provisions (benefit), net of federal income tax
 benefit                                                               1.7 %         6.4 %       (1.3)%
Write-off of regulatory assets                                         0.0 %         0.0 %        2.6 %
Tax reserve adjustment                                               (17.5)%        (8.0)%        0.0 %
All other, net                                                        (3.6)%         1.0 %        0.0 %
                                                                 ------------  ------------ -----------
                                                                      15.6 %        34.4 %      (33.7)%
                                                                 ============  ============ ============

     The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)                                                    2004          2003
----------------                                                 ------------  ------------

Deferred income tax liabilities:
--------------------------------
   Property, plant and equipment basis differences                 $ 578,501     $ 412,795
   Intangibles                                                       161,955       152,226
   Unrealized securities gain                                            458        11,432
   Other, net                                                          8,546        15,042
                                                                 ------------  ------------
                                                                     749,460       591,495
                                                                 ------------  ------------

Deferred income tax assets:
---------------------------
   Minimum pension liability                                          62,435        55,837
   Tax operating loss carryforward                                   394,797       253,215
   Alternate minimum tax credit carryforward                          37,796        49,864
   Employee benefits                                                  55,566        47,856
   Other, net                                                         23,095        40,745
                                                                 ------------  ------------
                                                                     573,689       447,517
    Less: Valuation allowance                                        (43,503)      (44,236)
                                                                 ------------  ------------
   Net deferred income tax asset                                     530,186       403,281
                                                                 ------------  ------------
    Net deferred income tax liability                              $ 219,274     $ 188,214
                                                                 ============  ============


Deferred tax assets and liabilities are reflected in the following captions on the balance sheet:
    Deferred income taxes                                          $ 232,766     $ 198,312
    Other current assets                                             (13,492)      (10,098)
                                                                 ------------  ------------
      Net deferred income tax liability                            $ 219,274     $ 188,214
                                                                 ============  ============

     Our federal and state tax operating loss carryforwards as of December 31, 2004 are estimated at $933,722,000 and $1,302,736,000, respectively. Our federal loss carryforward will begin to expire in the year 2020. A portion of our state loss carryforward will begin to expire in 2005. Our alternative minimum tax credit as of December 31, 2004 can be carried forward indefinitely to reduce future regular tax liability.

     The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)                                                    2004          2003         2002
----------------                                                 ------------  ------------ ------------

Income taxes charged (credited) to the income statement for
   continuing operations:
Current:
   Federal                                                         $       -     $ (12,632)  $ (159,844)
   State                                                                 772         2,900       (2,562)
                                                                 ------------  ------------ ------------
    Total current                                                        772        (9,732)    (162,406)

Deferred:
   Federal                                                            19,451        80,152     (230,388)
   Federal tax credits                                                   (40)       (3,128)        (352)
   State                                                              (6,804)          (76)     (21,728)
                                                                 ------------  ------------ ------------
    Total deferred                                                    12,607        76,948     (252,468)
                                                                 ------------  ------------ ------------
    Subtotal                                                          13,379        67,216     (414,874)
Income taxes charged (credited) to the income statement for
   discontinued operations:
Current:
   Federal                                                                 -             -      169,246
   State                                                                   -             -       11,328
                                                                 ------------  ------------ ------------
    Total current                                                          -             -      180,574

Deferred:
   Federal                                                                 -             -      (39,904)
   Investment tax credits                                                  -             -            -
   State                                                                   -             -       (5,921)
                                                                 ------------  ------------ ------------
    Total deferred                                                         -             -      (45,825)
                                                                 ------------  ------------ ------------
    Subtotal                                                               -             -      134,749
Income tax benefit on dividends on convertible preferred securities:
Current:
   Federal                                                                 -        (3,344)      (3,344)
   State                                                                   -          (508)        (508)
                                                                 ------------  ------------ ------------
    Subtotal                                                               -        (3,852)      (3,852)
Income taxes charged  to the income statement for
   cumulative effect of change in accounting principle:
Deferred:
   Federal                                                                 -        35,414            -
   State                                                                   -         6,177            -
                                                                 ------------  ------------ ------------
    Subtotal                                                               -        41,591            -
                                                                 ------------  ------------ ------------
      Total income taxes charged (credited) to the income
        statement (a)                                                 13,379       104,955     (283,977)

Income taxes charged (credited) to shareholders' equity:
Deferred income taxes (benefits) on unrealized/realized gains or
   losses on securities classified as available-for-sale             (10,982)        5,539        2,726
Current benefit arising from stock options exercised and
   restricted stock                                                  (13,765)       (2,535)        (720)
Deferred income taxes (benefits) arising from recognition of
   a minimum pension liability                                        (6,645)       13,373      (69,209)
                                                                 ------------  ------------ ------------
      Income taxes charged (credited) to shareholders' equity (b)    (31,392)       16,377      (67,203)

                                                                 ------------  ------------ ------------
Total income taxes: (a) plus (b)                                   $ (18,013)    $ 121,332   $ (351,180)
                                                                 ============  ============ ============


(21) Net Income (Loss) Per Common Share:
     ----------------------------------

     The reconciliation of the net income (loss) per common share calculation for the years ended December 31, 2004, 2003 and 2002 is as follows:

($ in thousands, except per-share amounts)
------------------------------------------                               2004                2003                 2002
                                                                 ------------------  ------------------   ------------------
Net income (loss) used for basic and diluted
   earnings per common share:
Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                               $ 72,150           $ 122,083           $ (822,976)
Income from discontinued operations                                              -                   -              179,891
                                                                 ------------------  ------------------   ------------------
Income (loss) before cumulative effect of change in accounting
   principle                                                                72,150             122,083  #          (643,085)
Income (loss) from cumulative effect of change in accounting
   principle                                                                     -              65,769              (39,812)
                                                                 ------------------  ------------------   ------------------
Total basic net income (loss) available for common shareholders           $ 72,150           $ 187,852           $ (682,897)
                                                                 ==================  ==================   ==================

Effect of conversion of preferred securities                                     -               6,210                    -
                                                                 ------------------  ------------------   ------------------
Total diluted net income (loss) available for common shareholders         $ 72,150           $ 194,062           $ (682,897)
                                                                 ==================  ==================   ==================

Basic earnings (loss) per common share:
Weighted-average shares outstanding - basic                                303,989             282,434              280,686
                                                                 ------------------  ------------------   ------------------
Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                               $   0.24           $    0.44           $    (2.93)
Income from discontinued operations                                              -                   -                 0.64
                                                                 ------------------  ------------------   ------------------
Income (loss) before cumulative effect of change in accounting
   principle                                                                  0.24                0.44                (2.29)
Income (loss) from cumulative effect of change in accounting
   principle                                                                     -                0.23                (0.14)
                                                                 ------------------  ------------------   ------------------
Net income (loss) per share available for common shareholders             $   0.24           $    0.67           $    (2.43)
                                                                 ==================  ==================   ==================

Diluted earnings (loss) per common share:
Weighted-average shares outstanding                                        303,989             282,434              280,686
Effect of dilutive shares                                                    5,194               4,868                3,887
Effect of conversion of preferred securities                                     -              15,134                    -
                                                                 ------------------  ------------------   ------------------
Weighted-average shares outstanding - diluted                              309,183             302,436              284,573
                                                                 ==================  ==================   ==================
Income (loss) from continuing operations before cumulative
   effect of change in accounting principle                               $   0.23           $    0.42           $    (2.93)
Income from discontinued operations                                              -                   -                 0.64
                                                                 ------------------  ------------------   ------------------
Income (loss) before cumulative effect of change in accounting
   principle                                                                  0.23                0.42                (2.29)
Income (loss) from cumulative effect of change in accounting
   principle                                                                     -                0.22                (0.14)
                                                                 ------------------  ------------------   ------------------
Net income (loss) per share available for common shareholders             $   0.23           $    0.64           $    (2.43)
                                                                 ==================  ==================   ==================

     Stock Options
     -------------
     For the year ended December 31, 2004, 2003 and 2002 options of 2,494,634 (at exercise prices ranging from $13.30 to $18.46), and 10,190,000 and 14,391,000 (at exercise prices ranging from $9.18 to $21.47), respectively, issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In connection with the payment of the special, non-recurring dividend of $2 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44", there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     As a result of our loss from continuing operations for the year ended December 31, 2002 dilutive securities of 3,373,846 issuable under employee compensation plans were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect.

     In addition, for the years ended December 31, 2004, 2003 and 2002, restricted stock awards of 1,686,000, 1,249,000, and 1,004,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     Equity Units and EPPICS
     -----------------------
     On August 17, 2004 we issued 32,073,633 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460,000,000 Senior Note component of the equity units, we repurchased $300,000,000 principal amount of these Notes in July 2004. The remaining $160,000,000 of the Senior Notes were repriced and a portion was remarketed on August 12, 2004 as the 6.75% Notes due August 17, 2006. During 2004, we repurchased an additional $108,230,000 of the 6.75% Notes which, in addition to the $300,000,000 purchased in July, resulted in a pre-tax charge of approximately $20,080,000 during the third quarter of 2004, but will result in an annual reduction in interest expense of about $27,555,000 per year.

     As a result of our July dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert to Citizens common shares. As of December 31, 2004, approximately 74% of the EPPICS outstanding, or about $147,991,000 aggregate principal amount of units, have converted to 11,622,749 Citizens common shares, including 725,000 issued from treasury.

     At December 31, 2004, we had 1,065,171 shares of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

     At December 31, 2003 and 2002, we had 4,025,000 shares of potentially dilutive EPPICS that have been included in the diluted income (loss) per common share calculation for the period ended December 31, 2003.

     Stock Units
     -----------
     At December 31, 2004,  2003 and 2002,  we had 432,872,  427,475 and 416,305
     stock units, respectively, issuable under our Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

(22) Comprehensive Income (Loss):
     ---------------------------

     Comprehensive income consists of net income (loss) and other gains and losses affecting shareowners' investment and minimum pension liability that, under GAAP, are excluded from net income (loss).

     Our other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                               2004
                                                          ---------------------------------------------
                                                           Before-Tax      Tax Expense/    Net-of-Tax
($ in thousands)                                             Amount         (Benefit)        Amount
----------------                                          --------------  --------------- -------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $   (1,901)       $    (742)    $  (1,159)
   Minimum pension liability                                    (17,372)          (6,645)      (10,727)
   Less: Reclassification adjustments for net
             gains realized in net income                       (26,247)         (10,240)      (16,007)
                                                          --------------  --------------- -------------
Other comprehensive loss                                     $  (45,520)       $ (17,627)    $ (27,893)
                                                          ==============  =============== =============

                                                                               2003
                                                          ---------------------------------------------
                                                           Before-Tax      Tax Expense/    Net-of-Tax
($ in thousands)                                             Amount         (Benefit)        Amount
----------------                                          --------------  --------------- -------------

Net unrealized gains on securities:
   Net unrealized holding gains arising during period        $   14,470        $   5,539     $   8,931
   Minimum pension liability                                     34,935           13,373        21,562
                                                          --------------  --------------- -------------
Other comprehensive income                                   $   49,405        $  18,912     $  30,493
                                                          ==============  =============== =============

                                                                               2002
                                                          ---------------------------------------------
                                                           Before-Tax      Tax Expense/    Net-of-Tax
($ in thousands)                                             Amount         (Benefit)        Amount
----------------                                          --------------  --------------- -------------

Net unrealized losses on securities:
   Net unrealized holding losses arising during period       $ (101,137)       $ (38,078)    $ (63,059)
   Minimum pension liability                                   (180,798)         (69,209)     (111,589)
   Add: Reclassification adjustments for net
            losses realized in net loss                         108,376           40,804        67,572
                                                          --------------  --------------- -------------
Other comprehensive loss                                     $ (173,559)       $ (66,483)    $(107,076)
                                                          ==============  =============== =============


(23) Segment Information:
     -------------------

     As of April 1, 2004, we operate in two segments, ILEC and ELI (a CLEC). The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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

     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of the Company's ILEC properties share similar economic characteristics: they provide the same products and services to similar customers using comparable technologies in all of the states that we operate in. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not impact the economic characteristics or operating results of a particular property.


($ in thousands)                       For the year ended December 31, 2004
----------------                ----------------------------------------------------------
                                                                                 Total
                                    ILEC           ELI          Electric (1)    Segments
                                ------------- --------------    -------------  -----------
Revenue                          $ 2,027,215      $ 156,030        $   9,735   $2,192,980
Depreciation and Amortization        548,649         24,061                -      572,710
Management succession and
   strategic alternatives expenses    87,279          3,353                -       90,632
Operating Income (Loss)              477,070         10,350           (3,134)     484,286
Capital Expenditures                 264,337         11,644                -      275,981
Assets                             6,101,546        173,369                -    6,274,915

($ in thousands)                              For the year ended December 31, 2003
----------------                -------------------------------------------------------------------------
                                                                                               Total
                                    ILEC           ELI              Gas         Electric      Segments
                                ------------- --------------    -------------  -----------  -------------
Revenue                          $ 2,040,935      $ 165,389        $ 137,686   $  100,928    $ 2,444,938
Depreciation and Amortization        571,766         23,510                -            -        595,276
Reserve for Telecommunications
  Bankruptcies                        (5,524)         1,147                -            -         (4,377)
Restructuring and Other Expenses       9,373            314                -            -          9,687
Loss on Impairment                         -              -                -       15,300         15,300
Operating Income (Loss)              537,248          9,710           14,013       (3,359)       557,612
Capital Expenditures                 244,089          9,496            9,877       13,984        277,446
Assets                             6,425,383        184,559                -       23,130      6,633,072

($ in thousands)                              For the year ended December 31, 2002
----------------                -------------------------------------------------------------------------
                                                                                               Total
                                    ILEC           ELI              Gas         Electric      Segments
                                ------------- --------------    -------------  -----------  -------------
 Revenue                          $ 2,062,905      $ 175,079        $ 216,517  $   214,831    $ 2,669,332
Depreciation and Amortization        643,123        112,035              148          216        755,522
Reserve for Telecommunications
  Bankruptcies                        10,446            434                -            -         10,880
Restructuring and Other Expenses      30,054          7,132                -            -         37,186
Loss on Impairment                         -        656,658          152,300      265,100      1,074,058
Operating Income (Loss)              413,241       (759,161)        (119,579)    (222,090)      (687,589)
Capital Expenditures                 288,823        122,003 (2)       21,035       18,625 (3)    450,486
Assets                             6,681,448        214,252          389,737       58,027      7,343,464


1 Consists principally of post-sale activities associated with the completion of our utility divestiture program. These costs could not be accrued as a selling cost at the time of sale.
2 Includes $110,000,000 of previously leased facilities purchased by ELI in April 2002.
3 Does not include approximately $38,000,000 of non-cash capital lease additions.

     The following tables are reconciliations of certain sector items to the total consolidated amount.

($ in thousands)
----------------                                    For the years ended December 31,
Capital Expenditures                              2004              2003          2002
                                              --------------    -------------  -----------
Total segment capital expenditures              $   275,981      $   277,446    $ 450,486
General capital expenditures                            367              569       18,256
                                              --------------    -------------  -----------
Consolidated reported capital expenditures      $   276,348      $   278,015    $ 468,742
                                              ==============    =============  ===========


Assets                                            2004              2003
                                              --------------    -------------
Total segment assets                            $ 6,274,915      $ 6,633,072
General assets                                      393,504          812,473
                                              --------------    -------------
Consolidated reported assets                    $ 6,668,419      $ 7,445,545
                                              ==============    =============

(24) Quarterly Financial Data (Unaudited):
     ------------------------------------

($ in thousands, except per share amounts)
-------------------------------------------
                                                            First quarter  Second quarter  Third quarter  Fourth quarter
                                                            -------------  --------------  -------------  --------------
2004
----
Revenue                                                         $558,468    $ 544,091      $ 545,393      $ 545,028
Operating income                                                 139,806      128,175         71,954        144,351
Net income (loss)                                                 42,868       23,792        (11,290)        16,780
Net income (loss) available for common shareholders per
  basic share                                                   $   0.15    $    0.08      $   (0.04)     $    0.05
Net income (loss) available for common shareholders per
  diluted share                                                 $   0.15    $    0.08      $   (0.04)     $    0.05

2003
----
Revenue                                                         $651,862    $ 643,954      $ 595,037      $ 554,085
Operating income                                                 164,295      135,192        133,156        124,969
Income before cumulative effect of change in accounting
  principle                                                       61,662       34,057         11,412         14,952
Net income                                                       127,431       34,057         11,412         14,952
Income before cumulative effect of change in accounting
  principle available for common shareholders per basic share   $   0.22    $    0.12      $    0.04      $    0.05
Income before cumulative effect of change in accounting
  principle available for common shareholders per diluted share $   0.22    $    0.12      $    0.04      $    0.05
Net income available for common shareholders per basic share    $   0.45    $    0.12      $    0.04      $    0.05
Net income available for common shareholders per diluted share  $   0.43    $    0.12      $    0.04      $    0.05


     The quarterly net income (loss) per common share amounts are rounded to the nearest cent. Annual net income (loss) per common share may vary depending on the effect of such rounding.

     2004 Transactions
     -----------------
     On  April  1,  2004,  we  completed  the  sale  of  our  Vermont   electric
     distribution operations for approximately $13,992,000 in cash, net of selling expenses.

     During the third quarter of 2004, we sold our corporate aircraft for approximately $15,298,000 in cash. The pre-tax loss on the sale was $1,087,000.

     In October 2004, we sold cable assets in California, Arizona, Indiana, and Wisconsin for approximately $2,263,000 in cash. The pre-tax gain on these sales was $40,000.

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

     In the fourth quarter 2003, we reduced our reserve for telecommunications bankruptcies by approximately $6,600,000 as a result of a settlement with WorldCom/MCI.

     Restructuring and other expenses in 2003 primarily consist of severance expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer useful.

(25) Retirement Plans:
     ----------------

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

     The expected long-term rate of return on plan assets is based on an asset allocation assumption of 30% to 45% in fixed income securities and 55% to 70% in equity securities. We review our asset allocation at least annually and make changes when considered appropriate. In 2004, we did not change our expected long-term rate of return from the 8.25% used in 2003. Our pension plan assets are valued at actual market value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

     Accounting standards require that Citizens record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement
     (balance sheet) date. In the fourth quarter of 2003, due to strong performance in the equity markets during 2003, partially offset by a decrease in the year-end discount rate, the Company recorded a reduction to its minimum pension liability in the amount of $34,935,000 with a corresponding credit to shareholders' equity of $21,562,000, net of taxes of $13,373,000. In the fourth quarter of 2004, mainly due to a decrease in the year-end discount rate, the Company recorded an additional minimum pension liability in the amount of $17,372,000 with a corresponding charge to shareholders' equity of $10,727,000, net of taxes of $6,645,000. These adjustments did not impact our earnings or cash flows for either year. If discount rates and the equity markets performance decline, the Company would be required to increase its minimum pension liabilities and record additional charges to shareholder's equity in the future.

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

                                  Pension Plan
                                  ------------
     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 2004 and 2003 and net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002.


($ in thousands)                                                  2004          2003
----------------                                              ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 761,683      $ 780,237
Service cost                                                         5,748          6,479
Interest cost                                                       46,468         49,103
Amendments                                                               -        (22,164)
Actuarial loss                                                      44,350         43,146
Settlement due to transfer of plan                                       -        (22,475)
Plant closings/Reduction in force                                        -         (1,198)
Benefits paid                                                      (58,791)       (71,445)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 799,458      $ 761,683
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 719,622      $ 692,361
Actual return on plan assets                                        80,337        121,821
Settlement due to transfer of plan                                       -        (23,115)
Employer contribution                                               20,000              -
Benefits paid                                                      (58,791)       (71,445)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 761,168      $ 719,622
                                                              ============= ==============

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $ (38,290)     $ (42,061)
Unrecognized net liability                                               -              -
Unrecognized prior service cost                                     (1,988)        (2,232)
Unrecognized net actuarial loss                                    183,481        171,071
                                                              ------------- --------------
Prepaid benefit cost                                             $ 143,203      $ 126,778
                                                              ============= ==============

Amounts recognized in the statement of financial position
---------------------------------------------------------
Accrued benefit liability                                        $ (20,034)     $ (19,086)
Other comprehensive income                                         163,237        145,864
                                                              ------------- --------------
Net amount recognized                                            $ 143,203      $ 126,778
                                                              ============= ==============


($ in thousands)                                                  2004          2003            2002
----------------                                              ------------- -------------- ---------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                       $ 5,748       $  6,479        $ 12,159
Interest cost on projected benefit obligation                       46,468         49,103          53,320
Return on plan assets                                              (57,203)       (53,999)        (63,258)
Amortization of prior service cost and unrecognized
       net obligation                                                 (244)          (172)           (106)
Amortization of unrecognized loss                                    8,806         11,026           2,137
                                                              ------------- -------------- ---------------
Net periodic benefit cost                                            3,575         12,437           4,252
Curtailment/settlement charge                                            -          6,585               -
                                                              ------------- -------------- ---------------
Total periodic benefit cost                                        $ 3,575       $ 19,022        $  4,252
                                                              ============= ============== ===============

     The plan's weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                    2004          2003
                                    ----          ----
Asset category:
--------------
    Equity securities                65%           62%
    Debt securities                  32%           36%
    Cash and other                    3%            2%
                                   ------        ------
       Total                         100%         100%
                                   ======        ======

     The Plan's expected benefit payments by year are as follows:

($ in thousands)
-----------------
                     Year           Amount
                ---------------  -------------
                    2005             $ 51,878
                    2006               53,072
                    2007               54,267
                    2008               55,187
                    2009               57,357
                2010 - 2014           290,983
                                 -------------
                   Total            $ 562,744
                                 =============

     The Company's required contribution to the plan in 2005 is $0.

     The accumulated benefit obligation for the plan was $781,202,000 and $738,709,000 at December 31, 2004 and 2003, respectively.

     Assumptions used in the computation of pension and postretirement benefits other than pension costs/year-end benefit obligations were as follows:

                                                       2004            2003
                                                       ----            ----
Discount rate                                       6.25/6.00%     6.75/6.25%
Expected long-term rate of return on plan assets     8.25%/N/A      8.25%/N/A
Rate of increase in compensation levels              4.0%/4.0%      4.0%/4.0%

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

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     The following table sets forth the plan's benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our balance sheets at December 31, 2004 and 2003 and net periodic postretirement benefit costs for the years ended December 31, 2004, 2003 and 2002:


($ in thousands)                                                  2004          2003
----------------                                              ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 223,337      $ 210,683
Service cost                                                         1,128          1,387
Interest cost                                                       12,698         13,606
Plan participants' contributions                                     4,118          3,723
Actuarial (gain) loss                                               (1,706)        16,835
Amendments                                                          (3,045)             -
Benefits paid                                                      (19,150)       (22,897)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 217,380      $ 223,337
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $  27,493      $  27,050
Actual return on plan assets                                           987          1,624
Benefits paid                                                      (15,032)       (19,173)
Employer contribution                                                1,678         19,568
Acquisitions/Divestitures                                                -         (1,576)
                                                              ------------- --------------
 Fair value of plan assets at end of year                        $  15,126      $  27,493
                                                              ============= ==============

Accrued benefit cost
--------------------
Funded status                                                    $(202,254)     $(195,844)
Unrecognized transition obligation                                       -            211
Unrecognized prior service cost                                     (2,617)            13
Unrecognized loss                                                   44,319         49,982
                                                              ------------- --------------
Accrued benefit cost                                             $(160,552)     $(145,638)
                                                              ============= ==============


($ in thousands)                                                  2004          2003            2002
----------------                                              ------------- -------------- ---------------
Components of net periodic postretirement benefit cost
------------------------------------------------------
Service cost                                                      $  1,128       $  1,387        $  1,350
Interest cost on projected benefit obligation                       12,698         13,606          13,753
Return on plan assets                                               (2,268)        (2,133)         (2,438)
Amortization of prior service cost and transition obligation          (204)            26              26
Amortization of unrecognized (gain)/loss                             5,238          3,985           2,383
                                                              ------------- -------------- ---------------
Net periodic postretirement benefit cost                          $ 16,592       $ 16,871        $ 15,074
                                                              ============= ============== ===============

     The plan's weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                       2004           2003
                                       ----           ----
Asset category:
--------------
    Equity securities                    0%            16%
    Debt securities                    100%            63%
    Cash and other                       0%            21%
                                      ------        -------
       Total                           100%           100%
                                      ======        =======

     The Plan's expected benefit payments by year are as follows:

($ in thousands)
----------------
                    Year           Amount
                ---------------  -------------
                    2005            $  14,477
                    2006               15,172
                    2007               15,846
                    2008               16,401
                    2009               16,921
                 2010 - 2014           89,998
                                 -------------
                    Total           $ 168,815
                                 =============


     The Company's expected contribution to the plan in 2005 is $14,477,000.

     For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7 - 10% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2010 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be
     $1,397,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $21,428,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1,145,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(17,711,000).

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. Currently, the Company has not yet been able to conclude whether the benefits provided by its postretirement medical plan are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company cannot quantify the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation and accordingly, the effects of the Act have not been reflected in the accompanying consolidated financial statements.

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

                              401(k) Savings Plans
                              --------------------
     We sponsor an employee retirement savings plan under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees. Under the Plan, we provide matching and certain profit-sharing contributions. Effective May 1, 2002, the Plan was amended to provide for employer contributions to be made in cash rather than Company stock, impacting all non-union employees and most union employees. Employer contributions were $8,403,000, $9,724,000 and $10,331,000 for 2004, 2003 and 2002, respectively.

(26) Commitments and Contingencies:
     -----------------------------

     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. The Court has dismissed all but two of the City's claims including its CERCLA claims and the claim against us for punitive damages. We are currently pursuing settlement discussions with the other parties, but if those efforts fail a trial of the City's remaining claims could begin as early as May 2005. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. In August 2004 we notified Citibank by letter that we believe its claims for indemnification are invalid and are not supported by applicable law. We have received no further communications from Citibank since our August letter.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We have budgeted capital expenditures in 2005 of approximately $270,000,000, including $255,000,000 for ILEC and $15,000,000 for ELI.
     Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. Future minimum rental commitments for all long-term noncancelable operating leases and future minimum capital lease payments for continuing operations as of December 31, 2004 are as follows:

       ($ in thousands)                                                             Capital         Operating
       ----------------                                                             Leases            Leases

       Year ending December 31:
            2005                                                                    $   539          $  21,198
            2006                                                                        544             14,228
            2007                                                                        549             12,537
            2008                                                                        555             11,517
            2009                                                                        561             10,018
            Thereafter                                                                7,269             35,494
                                                                                  ----------        -----------
                     Total minimum lease payments                                    10,017           $104,992
                                                                                                    ===========

        Less amount representing interest (rates range from 9.25% to 10.65%)         (5,596)
                                                                                  ----------

                     Present value of net minimum capital lease payments              4,421

       Less current installments of obligations under capital leases
                                                                                        (81)
                                                                                  ----------
                     Obligations under capital leases, excluding
                         current installments                                       $ 4,340
                                                                                  ==========

     Total rental expense included in our results of operations for the years ended December 31, 2004, 2003 and 2002 was $26,349,000, $33,801,000 and
     $37,480,000, respectively. Until March 1, 2005, we sublet certain office space in our corporate office to a charitable foundation formed by our ex-Chairman.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

     At December 31, 2004, the estimated future payments for obligations under our long distance contracts and service agreements are as follows:


($ in thousands)              Year          ILEC / ELI
----------------         --------------   --------------
                              2005              $ 35,831
                              2006                26,363
                              2007                 6,796
                              2008                   735
                              2009                   165
                           thereafter                990
                                           -------------
                              Total             $ 70,880
                                           =============

     The Company sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with investment grade credit ratings, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2006 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2006 through 2015 would be approximately $1,400,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

     At December 31, 2004, we have outstanding performance letters of credit as follows:

                  ($ in thousands)
                  ----------------

                  CNA                             $ 19,404
                  State of New York                  2,993
                  ELI projects                          50
                                               -----------
                     Total                        $ 22,447
                                               ===========

     In 2004, we assumed a letter of credit with the State of New York (related to workers compensation claims) from Global Crossing, Inc. CNA serves as our agent with respect to general liability claims (auto, workers compensation and other insured perils of the Company). As our agent, they administer all claims and make payments for claims on our behalf. The Company reimburses CNA for such services upon presentation of their invoice. To serve as our agent and make payments on our behalf, CNA requires that we establish a letter of credit in their favor. CNA could potentially draw against this letter of credit if we failed to reimburse CNA in accordance with the terms of our agreement. The value of the letter of credit is reviewed annually and adjusted based on claims history.

     None of the above letters of credit restrict our cash balances.

(27) Subsequent Events:
     -----------------

     In February 2005, we entered into a definitive agreement to sell Conference-Call USA, LLC, our conferencing services business, to Premiere Global Services, Inc. for $41,000,000 in cash, subject to adjustments under the terms of the agreement. This transaction is expected to close by March 31, 2005.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


             Report of Independent Registered Public Accounting Firm



     The Board of Directors and Shareholders
     Citizens Communications Company:

     Under date of March 11, 2005, we reported separately on the consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     Our report refers to the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.





                                                     /s/ KPMG LLP



     New York, New York
     March 11, 2005

                                                           Schedule II


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                ($ In thousands)


                                                          Additions
                                                ------------------------------
                                   Balance at    Charged to   Charged to other                Balance at
                                  beginning of   costs and       accounts -                    End of
 Accounts                            period      expenses        Revenue          Deductions   Period
------------------------------  --------------  ------------------------------  ------------- ---------

Allowance for doubtful accounts
         2002                         67,601        24,249           42,686       (95,590)(1)   38,946
         2003                         38,946        21,525           32,240       (45,379)      47,332
         2004                         47,332        17,859           13,586       (42,735)      36,042


(1) Net of recoveries of amounts previously written off.