Form 10-Q
period 2005-03-31
CITIZENS COMMUNICATIONS CO
filed 2005-05-04
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       or
                                       --

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------


                         CITIZENS COMMUNICATIONS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  06-0619596
     ------------------------------          ----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


                3 High Ridge Park
              Stamford, Connecticut                       06905
     --------------------------------------            ------------
    (Address of principal executive offices)            (Zip Code)

                                 (203) 614-5600
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                  Yes  X      No
                                      ----       ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes  X      No
                                      ----       ----

The number of shares outstanding of the registrant's Common Stock as of April 29, 2005 was 340,594,090.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index




                                                                                                        Page No.
                                                                                                        --------

   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at March 31, 2005 and December 31, 2004                                  2

       Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004             3

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2004 and the three months ended March 31, 2005                                          4

       Consolidated  Statements of Comprehensive Income for the three months ended March
       31, 2005 and 2004                                                                                    4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004             5

       Notes to Consolidated Financial Statements                                                           6

     Management's Discussion and Analysis of Financial Condition and Results of Operations                 18

     Quantitative and Qualitative Disclosures about Market Risk                                            27

     Controls and Procedures                                                                               28

   Part II.  Other Information

     Legal Proceedings                                                                                     29

     Exhibits                                                                                              29

     Signature                                                                                             30






                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                               (Unaudited)
                                                                              March 31, 2005   December 31, 2004
                                                                             ----------------- ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                     $   284,220        $   167,463
    Accounts receivable, less allowances of $30,831 and $35,996, respectively         204,714            233,690
    Other current assets                                                               41,108             45,605
    Assets of discontinued operations                                                       -             24,122
                                                                             ----------------- ------------------
      Total current assets                                                            530,042            470,880

Property, plant and equipment, net                                                  3,279,957          3,335,850
Goodwill, net                                                                       1,921,465          1,921,465
Other intangibles, net                                                                653,516            685,111
Investments                                                                            20,305             23,062
Other assets                                                                          216,737            232,051
                                                                             ----------------- ------------------
          Total assets                                                            $ 6,622,022        $ 6,668,419
                                                                             ================= ==================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                            $     6,362        $     6,380
    Accounts payable and other current liabilities                                    382,969            410,405
    Liabilities of discontinued operations                                                  -                735
                                                                             ----------------- ------------------
       Total current liabilities                                                      389,331            417,520

Deferred income taxes                                                                 270,615            232,766
Customer advances for construction and contributions in aid of construction            93,284             94,601
Other liabilities                                                                     288,873            294,294
Long-term debt                                                                      4,253,034          4,266,998

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 340,559,000 and 339,633,000 outstanding and 340,458,000 and 339,635,000 issued at
      March 31, 2005 and December 31, 2004, respectively )                             85,140             84,909
    Additional paid-in capital                                                      1,588,483          1,664,627
    Accumulated deficit                                                              (245,085)          (287,719)
    Accumulated other comprehensive loss, net of tax                                 (100,376)           (99,569)
    Treasury stock                                                                     (1,277)                (8)
                                                                             ----------------- ------------------
       Total shareholders' equity                                                   1,326,885          1,362,240
                                                                             ----------------- ------------------
          Total liabilities and equity                                            $ 6,622,022        $ 6,668,419
                                                                             ================= ==================





   The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.




                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                           2005            2004
                                                                                      ---------------  --------------
Revenue                                                                                    $ 537,223       $ 552,311
Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                            51,018          55,550
     Other operating expenses                                                                201,448         211,418
     Management succession and strategic alternatives expenses (see Note 12)                       -           4,382
     Depreciation and amortization                                                           139,645         143,363
                                                                                      ---------------  --------------
Total operating expenses                                                                     392,111         414,713
                                                                                      ---------------  --------------
Operating income                                                                             145,112         137,598

Investment and other income, net                                                               4,773          25,295
Interest expense                                                                              83,785          97,781
                                                                                      ---------------  --------------
     Income from continuing operations before income taxes                                    66,100          65,112
Income tax expense                                                                            25,673          23,705
                                                                                      ---------------  --------------
     Income from continuing operations                                                        40,427          41,407

Discontinued operations (see Note 5):
     Income from operations of discontinued conferencing business
        (including gain on disposal of $14,061)                                               15,550           2,206
     Income tax expense                                                                       13,343             745
                                                                                      ---------------  --------------
     Income from discontinued operations                                                       2,207           1,461
                                                                                      ---------------  --------------
Net income available to common shareholders                                                $  42,634       $  42,868
                                                                                      ===============  ==============
Basic income per common share:
     Income from continuing operations                                                     $    0.12       $    0.15
     Income from discontinued operations                                                        0.01               -
                                                                                      ---------------  --------------
     Net income available to common shareholders                                           $    0.13       $    0.15
                                                                                      ===============  ==============
Diluted income per common share:
     Income from continuing operations                                                     $    0.11       $    0.15
     Income from discontinued operations                                                        0.01               -
                                                                                      ---------------  --------------
     Net income available to common shareholders                                           $    0.12       $    0.15
                                                                                      ===============  ==============






              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                                       3


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE THREE MONTHS ENDED MARCH 31, 2005
                                ($ in thousands)
                                   (Unaudited)


                                                                                  Accumulated
                                                         Additional                  Other                               Total
                                        Common Stock      Paid-In    Accumulated Comprehensive  Treasury Stock       Shareholders'
                                      ------------------                                       --------------------
                                       Shares    Amount    Capital      Deficit       Loss      Shares     Amount       Equity
                                      -------- --------- ----------- ------------  ----------- -------- -----------   -----------

Balance January 1, 2004               295,434   $73,858  $ 1,953,317   $ (365,181)  $ (71,676) (10,725) $ (175,135) $1,415,183
   Stock plans                          4,821     1,206       14,236            -           -    6,407     106,823     122,265
   Conversion of EPPICS                10,897     2,724      133,621            -           -      725      11,646     147,991
   Conversion of Equity Units          28,483     7,121      396,221            -           -    3,591      56,658     460,000
   Dividends on common stock of
     $2.50  per share                       -         -     (832,768)           -           -        -           -    (832,768)
   Net income                               -         -            -       72,150           -        -           -      72,150
   Tax benefit on equity forward
     contract                               -         -            -        5,312           -        -           -       5,312
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                            -         -            -            -     (27,893)       -           -     (27,893)
                                     -------- ---------  ----------- ------------  ----------  -------- ----------- -----------
Balance December 31, 2004             339,635    84,909    1,664,627     (287,719)    (99,569)      (2)         (8)  1,362,240
   Stock plans                            789       197        7,428            -           -      (99)     (1,269)      6,356
   Conversion of EPPICS                   135        34        1,509            -           -        -           -       1,543
   Dividends on common stock of
     $0.25  per share                       -         -      (85,081)           -           -        -           -     (85,081)
   Net income                               -         -            -       42,634           -        -           -      42,634
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                            -         -            -            -        (807)       -           -        (807)
                                     -------- ---------  ----------- ------------  ----------- -------- ----------- -----------
Balance March 31, 2005                340,559   $85,140  $ 1,588,483   $ (245,085)  $(100,376)    (101) $   (1,277) $1,326,885
                                     ======== =========  =========== ============= =========== ======== =========== ===========






              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                ($ in thousands)
                                   (Unaudited)

                                                For the three months ended March 31,
                                               ---------------------------------------
                                                      2005                2004
                                               -------------------  ------------------
Net income                                               $ 42,634            $ 42,868
Other comprehensive loss, net of tax
  and reclassifications adjustments*                         (807)               (758)
                                               -------------------  ------------------
  Total comprehensive income                             $ 41,827            $ 42,110
                                               ===================  ==================


     * Consists of unrealized holding (losses)/gains of marketable securities and realized gains taken to income as a result of the sale of securities.



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                                       4


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                ($ in thousands)
                                   (Unaudited)


                                                                                   2005              2004
                                                                              ----------------  ----------------
Income from continuing operations                                                  $ 40,427         $  41,407
Adjustments to reconcile income from continuing operations
   to net cash provided by operating activities:
       Depreciation and amortization expense                                        139,645           143,363
       Gain on expiration/settlement of customer advances                               (80)          (24,182)
       Stock based compensation expense                                               2,265             3,189
       Investment gain                                                                 (493)                -
       Other non-cash adjustments                                                       163             3,857
       Deferred income taxes                                                         25,109            20,991
       Change in accounts receivable                                                 28,976            21,549
       Change in accounts payable and other liabilities                             (32,167)           (7,270)
       Change in other current assets                                                 1,058             2,522
                                                                             --------------     -------------
Net cash provided by continuing operating activities                                204,903           205,426

Cash flows from investing activities:
       Secuities sold                                                                 1,112                 -
       Capital expenditures                                                         (52,183)          (54,539)
       Other assets (purchased) distributions received, net                             247                 -
                                                                             --------------    --------------
Net cash used by investing activities                                               (50,824)          (54,539)

Cash flows from financing activities:
       Repayment of customer advances for
         construction and contributions in aid of construction                       (1,237)           (1,775)
       Long-term debt payments                                                         (307)          (93,557)
       Debt issuance costs                                                             (385)                -
       Issuance of common stock                                                       5,552             7,682
       Dividends paid                                                               (85,081)                -
                                                                             --------------    --------------
Net cash used by financing activities                                               (81,458)          (87,650)

Cash provided by discontinued operations
       Proceeds from sale of discontinued operations                                 43,565                 -
       Net cash provided by discontinued operations                                     571             1,104
                                                                             --------------    --------------
                                                                                     44,136             1,104

Increase in cash and cash equivalents                                               116,757            64,341
Cash and cash equivalents at January 1,                                             167,463           583,671
                                                                             --------------    --------------
Cash and cash equivalents at March 31,                                             $284,220         $ 648,012
                                                                             ==============    ==============

Cash paid (refunded) during the period for:
       Interest                                                                    $ 71,336         $  97,515
       Income taxes                                                                $ (1,859)        $     227

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                 $(11,992)        $   7,363
       Conversion of EPPICS                                                        $  1,543         $       -



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                                       5

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          ------------------------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we," "us," "our" or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our 2004 Annual Report on Form 10-K. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes, contingencies, and pension and postretirement benefits expenses among others.

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

          Electric Lightwave, LLC (ELI) - Revenue is recognized when the services are provided. Revenue from long-term prepaid network services agreements, including Indefeasible Rights to Use (IRU), are deferred and recognized on a straight-line basis over the terms of the related agreements. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

     (d)  Property, Plant and Equipment:
          -----------------------------
          Property, plant and equipment are stated at original cost or fair market value for our acquired properties, including capitalized interest. Maintenance and repairs are charged to operating expenses as incurred. The book value, net of salvage, of routine property, plant and equipment retired is charged against accumulated depreciation.

     (e)  Goodwill and Other Intangibles:
          ------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles (primarily trade name) with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment, at least annually. In performing this test, the Company first compares the carrying amount of its reporting units to their respective fair values. If the carrying amount of any reporting unit exceeds its fair value, the Company is required to perform step two of the impairment test by comparing the implied fair value of the reporting unit's goodwill with its carrying amount. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.

          SFAS No. 142 also requires that intangible assets (primarily customer base) with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets with estimated useful lives to determine whether any changes to those lives are required.

     (f)  Impairment of Long-Lived Assets and  Long-Lived Assets to Be  Disposed
          ----------------------------------------------------------------------
          of:
          --
          We review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

     (g)  Derivative Instruments and Hedging Activities:
          ---------------------------------------------
          We account  for  derivative  instruments  and  hedging  activities  in
          accordance  with  SFAS  No.  149,   "Amendment  of  Statement  133  on
          Accounting for Derivative Instruments and Hedging." SFAS No. 149 requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

          We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 149. As a result, the fair value of the hedges is carried on the balance sheet in other assets and the related underlying liabilities are also adjusted to fair value by the same amount.

     (h)  Employee Stock Plans:
          --------------------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees and non-management employees. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we apply Accounting Principles Board Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock.

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required the adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2,700,000 of expense for the year ended December 31, 2006.

          We provide pro forma net income and pro forma net income per common share disclosures for employee stock option grants based on the fair value of the options at the date of grant. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2005             2004
                                                        -----------       -----------
       ($ in thousands)

       Net income available
       for common shareholders            As reported    $   42,634        $    42,868

       Add: Stock-based employee
       compensation expense included
       in reported net income, net of
       related tax effects                                    1,416              2,031

       Deduct: Total stock-based
       employee compensation expense
       determined under fair
       value based method for all
       awards, net of related tax
       effects                                               (2,361)            (3,999)
                                                         ----------        -----------
                                          Pro forma      $   41,689        $    40,900
                                                         ==========        ===========
       Net income per common share
       available for common
       shareholders                      As reported:
                                           Basic         $    0.13         $      0.15
                                           Diluted            0.12                0.15
                                         Pro forma:
                                           Basic         $    0.12         $      0.14
                                           Diluted            0.12                0.14

     (i)  Net Income Per Common Share Available for Common Shareholders:
          -------------------------------------------------------------
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible preferred stock
          (EPPICS). In addition, the related interest on preferred stock dividends (net of tax) is added back to income since it would not be paid if the preferred stock was converted to common stock.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     -----------------------------------------------------------------

     Variable Interest Entities
     --------------------------
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the EPPICS, issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust and the related Citizens Utilities Capital L.P., were our only VIEs. The adoption of FIN 46R on January 1, 2004 did not have any material impact on our financial position or results of operations (see Note 14).

     Accounting for Conditional Asset Retirement  Obligations
     --------------------------------------------------------
     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position, results of operations and cash flows.

(3)  Accounts Receivable:
     -------------------
     The components of accounts receivable, net at March 31, 2005 and December 31, 2004 are as follows:

     ($ in thousands)                              March 31, 2005     December 31, 2004
                                                 -----------------  --------------------

     Customers                                       $ 205,103              $ 227,385
     Other                                              30,442                 42,301
     Less:  Allowance for doubtful accounts            (30,831)               (35,996)
                                                 ---------------      ---------------
       Accounts receivable, net                      $ 204,714              $ 233,690
                                                 ===============      ===============


     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $3,609,000 and $2,192,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at March 31, 2005 and December 31, 2004 is as follows:

     ($ in thousands)                            March 31, 2005       December 31, 2004
                                              -------------------     -------------------
     Property, plant and equipment                 $ 6,472,889              $ 6,428,364
     Less: accumulated depreciation                 (3,192,932)              (3,092,514)
                                              ----------------        -----------------
       Property, plant and equipment, net          $ 3,279,957              $ 3,335,850
                                              ================        =================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $108,050,000 and $111,733,000 for the three months ended March 31, 2005 and 2004, respectively.

(5)  Discontinued Operations and Net Assets Held for Sale:
     ----------------------------------------------------

     Conference Call USA
     -------------------
     In February 2005, we entered into a definitive agreement to sell Conference-Call USA, LLC (CCUSA), our conferencing services business. On March 15, 2005, we completed the sale for $43,565,000 in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14,061,000. Our after-tax gain was approximately $1,167,000. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

     In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from operations, and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of CCUSA as discontinued operations in our consolidated statement of operations and have restated prior periods.

     CCUSA had revenues of approximately $24,600,000 and operating income of approximately $8,000,000 for the year ended December 31, 2004. At December 31, 2004, CCUSA'S net assets totaled approximately $23,400,000. The company had no outstanding debt specifically identified with CCUSA and therefore no interest expense was allocated to discontinued operations. In addition, we ceased to record depreciation expense effective February 16, 2005.

     Summarized financial information for CCUSA (discontinued operations) is set forth below:

                                                           December 31,
     ($ in thousands)                                          2004
                                                          --------------

     Current assets                                            $  2,819
     Net property, plant and equipment                            2,450
     Goodwill                                                    18,853
                                                         --------------
     Total assets held for sale                                $ 24,122
                                                         ==============

     Current liabilities                                       $    735
                                                         --------------
     Total liabilities related to assets held for sale         $    735
                                                         ==============


                                            For the three months ended March 31,
                                          --------------------------------------
     ($ in thousands)                           2005                    2004
                                          ------------------  ------------------

     Revenue                                   $ 4,607                 $ 6,157
     Operating income                            1,489                   2,206
     Income taxes                                  449                     745
     Net income                                  1,040                   1,461
     Gain on disposal of CCUSA, net of tax       1,167                       -

     Public Utilities
     ----------------
     On April 1, 2004, we completed the sale of our Vermont electric distribution operations for approximately $13,992,000 in cash, net of selling expenses. With that transaction, we completed the divestiture of our public utilities services business pursuant to plans announced in 1999. Losses on the sales of our Vermont properties were included in the impairment charges recorded in 2003.

(6)  Intangibles:
     -----------
     Intangibles at March 31, 2005 and December 31, 2004 are as follows:


($ in thousands)                            March 31, 2005    December 31, 2004
                                           ---------------    -----------------

Customer base - amortizable over 96 months    $ 994,605              $ 994,605
Trade name - non-amortizable                    122,058                122,058
                                             -----------          ------------
   Other intangibles                          1,116,663              1,116,663
Accumulated amortization                       (463,147)              (431,552)
                                             -----------          ------------
    Total other intangibles, net              $ 653,516              $ 685,111
                                             ===========          ============

     Amortization expense was $31,595,000 and $31,630,000 for the three months ended March 31, 2005 and 2004, respectively. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will have been fully amortized.


(7)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2004 to March 31, 2005 is as follows:

                                                           Three Months Ended March 31, 2004
                                                     --------------------------------------------------
                                                                                                           Interest Rate*
                                                                                                                  at
                                     December 31,               Interest                       March 31,       March 31,
($ in thousands)                        2004         Payments   Rate Swap   Reclassification     2005            2005
                                        -----        --------   ---------   ----------------     -----           ----


FIXED RATE

Rural Utilities Service Loan         $   29,108      $  (259)     $    -       $    -          $   28,849         6.120%
Contracts

Senior Unsecured Debt                 4,131,803            -       (11,992)         -           4,119,811         7.929%

EPPICS** (reclassified as a
result of adopting FIN 46R)              63,765            -           -         (1,543)           62,222         5.000%

ELI Capital Leases                        4,421          (48)          -            -               4,373        10.360%
Industrial Development Revenue
Bonds                                    58,140            -           -            -              58,140         5.559%
                                    -----------   ----------     ---------     --------        ----------

TOTAL LONG TERM DEBT                $ 4,287,237      $  (307)     $(11,992)    $ (1,543)        4,273,395
                                    -----------   ==========     =========     ========        ----------

Less:  Debt Discount                    (13,859)                                                  (13,999)
Less:  Current Portion                   (6,380)                                                   (6,362)
                                    -----------                                                ----------
                                    $ 4,266,998                                                $4,253,034
                                    ===========                                                ==========

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior
Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** In  accordance  with FIN 46R,  the Trust  holding  the EPPICS and the related
Citizens Utilities Capital L.P. are now deconsolidated (see Note 14).

     Total future minimum cash payment commitments under ELI's long-term capital leases amounted to $9,651,000 as of March 31, 2005.

     As of March 31, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of March 31, 2005. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

     For the quarter ended March 31, 2005, we retired an aggregate principal amount of $1,850,000 of debt, including $1,543,000 of EPPICS that were converted to our common stock.


(8)  Net Income Per Common Share:
     ---------------------------
     The reconciliation of the income per common share calculation for the three months ended March 31, 2005 and 2004,  respectively,  is as follows:

($ in thousands, except per-share amounts)                         For the three months ended March 31,
                                                                  ----------------------------------------
                                                                         2005                 2004
                                                                  -------------------  -------------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   ----------------
Income from continuing operations                                           $ 40,427             $ 41,407
Income from discontinued operations                                            2,207                1,461
                                                                  -------------------  -------------------
Net income available to common shareholders                                 $ 42,634             $ 42,868
                                                                  ===================  ===================
Effect of conversion of preferred securities - EPPICS                            418                1,585
                                                                  -------------------  -------------------
Diluted net income available to common shareholders                         $ 43,052             $ 44,453
                                                                  ===================  ===================
Basic earnings per common share:
-------------------------------
Weighted-average shares outstanding - basic                                  338,450              283,990
                                                                  -------------------  -------------------
Income from continuing operations                                           $   0.12             $   0.15
Income from discontinued operations                                             0.01                    -
                                                                  -------------------  -------------------
Net income available to common shareholders                                 $   0.13             $   0.15
                                                                  ===================  ===================
Diluted earnings per common share:
---------------------------------
Weighted-average shares outstanding                                          338,450              283,990
Effect of dilutive shares                                                      3,910                5,578
Effect of conversion of preferred securities - EPPICS                          4,510               15,134
                                                                  -------------------  -------------------
Weighted-average shares outstanding - diluted                                346,870              304,702
                                                                  ===================  ===================
Income from continuing operations                                           $   0.11             $   0.15
Income from discontinued operations                                             0.01                    -
                                                                  -------------------  -------------------
Net income available to common shareholders                                 $   0.12             $   0.15
                                                                  ===================  ===================

     Stock Options
     -------------
     For the three months ended March 31, 2005 and 2004, options of 2,481,000 and 7,414,000, respectively, at exercise prices ranging from $13.30 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In connection with the payment of the special, non-recurring dividend of $2 per common share on September 2, 2004, the exercise price and number of all outstanding options were adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44", there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     In addition, for the three months ended March 31, 2005 and 2004, restricted stock awards of 1,489,000 and 2,639,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert to Citizens common shares. As of March 31, 2005, approximately 74% of the EPPICS outstanding, or about $149,534,000 aggregate principal amount of units, have converted to 11,757,305 Citizens common shares, including 725,000 shares issued from treasury.

     At March 31, 2005, we had 1,034,318 shares of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have been included in the diluted income per share calculation for the period ended March 31, 2005.

     At March 31, 2004, we had 4,025,000 shares of potentially dilutive EPPICS, which were convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share. These securities have been included in the diluted income per common share calculation for the period ended March 31, 2004.

     Stock Units
     -----------
     At March 31, 2005 and 2004, we had 211,759 and 416,365 stock units, respectively, issuable under our Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

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


($ in thousands)                        For the three months ended March 31, 2005
                                      ----------------------------------------------
                                                                          Total
                                          ILEC             ELI          Segments
                                      --------------  -------------- ---------------
Revenue                                   $ 499,243        $ 37,980       $ 537,223
Depreciation and amortization               133,366           6,279         139,645
Operating income                            144,440             672         145,112
Capital expenditures                         47,325           4,801          52,126


($ in thousands)                              For the three months ended March 31, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI          Electric       Segments
                                      --------------  -------------- --------------- -------------
Revenue                                   $ 502,811        $ 39,765         $ 9,735     $ 552,311
Depreciation and amortization               137,528           5,835               -       143,363
Management succession and
   strategic alternatives expenses            4,220             162               -         4,382
Operating income (loss)                     136,510           2,390          (1,302)      137,598
Capital expenditures                         52,777           1,762               -        54,539


     The following table reconciles sector capital expenditures to total consolidated capital expenditures.

($ in thousands)                       For the three months ended
                                                March 31,
                                      ------------------------------
                                          2005            2004
                                      --------------  --------------
Total segment capital expenditures         $ 52,126        $ 54,539
General capital expenditures                     57               -
                                      --------------  --------------
Consolidated reported capital
   expenditures                            $ 52,183        $ 54,539
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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The notional amounts of fixed-rate indebtedness hedged as of March 31, 2005 and December 31, 2004 was $500,000,000 and $300,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 7.30% as of March 31, 2005 and approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rates of 8.46% as of March 31, 2005 and 8.44% as of December 31, 2004, respectively). The fair value of these derivatives is reflected in other assets as of March 31, 2005, in the amount of $(7,526,000) and the related underlying debt has been decreased by a like amount. The amounts received during the three months ended March 31, 2005 as a result of these contracts amounted to $1,068,000 and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.

(12) Management Succession and Strategic Alternatives Expenses:
     ---------------------------------------------------------
     On July 11, 2004, our Board of Directors announced that it had completed its review of the Company's financial and strategic alternatives. Through the first three months of 2004, we expensed approximately $4,382,000 related to our exploration of financial and strategic alternatives and management succession costs.

(13) Investment and Other Income, Net:
     --------------------------------
     The components of investment and other income, net are as follows:

                                                          For the three months ended March 31,
                                                        -----------------------------------------
($ in thousands)                                              2005                   2004
                                                        ------------------    -------------------
Investment income                                                 $ 2,179                $ 3,035
Gain on expiration/settlement of customer advances                     80                 24,182
Investment gain                                                       493                      -
Gain/(loss) on sale of assets                                           -                 (1,370)
Other, net                                                          2,021                   (552)
                                                        ------------------    -------------------
    Total investment and other income, net                        $ 4,773               $ 25,295
                                                        ==================    ===================

     During 2005 and 2004, we recognized income in connection with certain retained liabilities associated with customer advances for construction from our disposed water properties, as a result of some of these liabilities terminating. Gain/(loss) on sale of assets represents the gain/(loss) recognized on the sale of fixed assets during 2004.

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2005 and the four quarters of 2004. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of March 31, 2005, EPPICS representing a total principal amount of $149,534,000 had been converted into 11,757,305 shares of Citizens common stock, and a total of $51,715,000 remains outstanding to third parties. Our long-term debt footnote indicates $62,221,000 of EPPICS outstanding at March 31, 2005 of which $10,506,000 is intercompany debt of related parties of a wholly-owned consolidated subsidiary. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see Note 2 and 14).

     We adopted the provisions of FIN 46R (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004.

(15) Retirement Plans:
     ----------------
     The following table provides the components of net periodic benefit cost:

                                                                       For three months ended March 31,
                                                         --------------------------------------------------------------
                                                             2005           2004            2005             2004
                                                         -------------  -------------   --------------  ---------------
                                                              Pension Benefits          Other Postretirement Benefits
                                                         ----------------------------   -------------------------------
($ in thousands)
Components of net periodic benefit cost
---------------------------------------
Service cost                                                  $ 1,495        $ 1,589            $ 282            $ 399
Interest cost on projected benefit obligation                  11,764         11,496            3,177            3,157
Return on plan assets                                         (14,390)       (14,308)            (565)            (530)
Amortization of prior service cost and unrecognized
       net obligation                                             (61)           (61)             (51)               6
Amortization of unrecognized loss                               2,527          1,854            1,311            1,559
                                                         -------------  -------------   --------------  ---------------
Net periodic benefit cost                                     $ 1,335          $ 570          $ 4,154          $ 4,591
                                                         =============  =============   ==============  ===============



                                       15

     We expect that our pension expense for 2005 will be $5,000,000 - $7,000,000 (it was $3,600,000 in 2004) and no contribution will be required to be made by us to the pension plan in 2005. We expect that our retiree medical cost for 2005 will be approximately $17,000,000 (it was $16,600,000 in 2004).

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

(16) Commitments and Contingencies:
     -----------------------------
     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. The Court has dismissed all but two of the City's claims including its CERCLA claims and the claim against us for punitive damages. We are currently pursuing settlement discussions with the other parties, but if those efforts fail a trial of the City's remaining claims could begin as early as September 2005. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

     *    The effects of  competition  from wireless,  other  wireline  carriers
          (through VOIP or otherwise), high speed cable modems and cable telephony;

     * The effects of general and local economic and employment conditions on our revenues;

     *    Our  ability  to   effectively   manage  and  otherwise   monitor  our
          operations, costs, regulatory compliance and service quality;

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and attractive to our customers, and our ability to sell enhanced and data services in order to offset ongoing declines in highly profitable revenue from local services, access services and subsidies;

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

     * The effects of increased medical, retiree and pension expenses and related funding requirements;

     * The effect of changes in the telecommunications market, including the likelihood of significantly increased price and service competition;

     * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate expiring union contracts covering approximately 58 employees that are scheduled to expire during 2005;

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

You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2004 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

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

Competition in the telecommunications industry is increasing. We experience competition from other wireline local carriers, VOIP providers such as Vonage, from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Competition from cable companies and other high-speed internet service providers with respect to internet access is intense and increasing in many of our markets. We expect cable telephony competition to increase during 2005. Competition from wireless companies and other long distance companies is increasing in all of our markets.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the three months ended March 31, 2005, we used cash flow from continuing operations, proceeds from the sale of non-strategic assets, and cash and cash equivalents to fund capital expenditures, dividends, interest payments and debt repayments. As of March 31, 2005, we had cash and cash equivalents aggregating $284.2 million.

For the three months ended March 31, 2005, our capital expenditures were $52.2 million, including $47.3 million for the ILEC segment, $4.8 million for the ELI segment and $0.1 million of general capital expenditures. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. For example, in 2005 we will allocate significant capital to services such as high-speed internet in areas that are growing or demonstrate meaningful demand. We will continue to focus on managing our costs while increasing our investment in certain product areas such as high-speed internet. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future.

We have budgeted approximately $270.0 million for our 2005 capital projects, including $255.0 million for the ILEC segment and $15.0 million for the ELI segment. Included in these budgeted capital amounts are approximately $6.9 million of capital expenditures associated with the Communications Assistance for Law Enforcement Act (CALEA).

As of March 31, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of March 31, 2005. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

Our ongoing annual dividends of approximately $341.0 million under our current policy will reduce our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above is expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings in July 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over time our cash taxes will increase.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $6.4 million, $227.8 million and $37.9 million of debt maturing in 2005, 2006 and 2007, respectively.

Debt Reduction
--------------
For the quarter ended March 31, 2005, we retired an aggregate principal amount of $1.9 million of debt, including $1.5 million of EPPICS that were converted to our common stock.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities or privately negotiated transactions.

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

The notional amounts of fixed-rate indebtedness hedged as of March 31, 2005 and December 31, 2004 were $500.0 and $300.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 7.30% as of March 31, 2005 and approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rate of 8.46% as of March 31, 2005 and 8.44% as of December 31, 2004). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the three months ended March 31, 2005, the interest savings resulting from these interest rate swaps totaled approximately $1.1 million.

Sale of Non-Strategic Investments
---------------------------------
On February 1, 2005, we sold 20,672 shares of Prudential Financial, Inc. for approximately $1.1 million in cash.

On March 15, 2005, we completed the sale of our conferencing business for approximately $43.6 million in cash.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2005 and the four quarters of 2004. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of March 31, 2005, EPPICS representing a total principal amount of $149.5 million had been converted into 11,757,305 shares of Citizens common stock, and a total of $51.7 million remains outstanding to third parties. Our long-term debt footnote indicates $62.2 million of EPPICS outstanding at March 31, 2005 of which $10.5 million is intercompany debt of related parties of a wholly owned consolidated subsidiary. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see Note 2 and 14).

We adopted the provisions of FASB Interpretation No. 46R (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004.

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

Our  $200.0  million  term  loan  facility  with  the  Rural  Telephone  Finance
Cooperative (RTFC) contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.00 to 1.

Our $250 million credit facility contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to
(ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.50 to 1. Although the credit facility is unsecured, it will be equally and ratably secured by certain liens and equally and ratably guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed. We are in compliance with all of our debt and credit facility covenants.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2004 Annual Report on Form 10-K.

New Accounting Pronouncements
-----------------------------

Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2.7 million of expense for the year ended December 31, 2006.

Accounting for Conditional Asset Retirement Obligations
In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position, results of operations and cash flows.

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

Consolidated revenue for the three months ended March 31, 2005 decreased $15.1 million, or 3%, as compared with the prior year period. The decrease is due to a $3.6 million decrease in ILEC revenue, a $1.8 million decrease in ELI revenue and a $9.7 million decrease in electric revenue.

On March 15, 2005, we completed the sale of our conferencing service business, CCUSA. As a result of the sale, we have classified the results of operations as discontinued operations in our consolidated statement of operations and restated prior periods.

Change in the number of our access lines is a critical determinant of our revenue. We have been losing access lines primarily because of increased
competition,   changing  consumer  behavior,   economic   conditions,   changing
technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 22,300 access lines during the three months ended March 31, 2005 but added approximately 30,500 high-speed internet subscribers during this period on a net basis. The loss of lines during the first three months of 2005 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2005. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, will cause our revenues to decrease in 2005.


                         TELECOMMUNICATIONS REVENUE

($ in thousands)                               For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change     % Change
                                      -------------- ------------- --------------- ----------
Access services                           $ 157,322     $ 161,483        $ (4,161)       -3%
Local services                              209,986       212,742          (2,756)       -1%
Long distance and data services              82,359        79,005           3,354         4%
Directory services                           27,963        27,474             489         2%
Other                                        21,613        22,107            (494)       -2%
                                      -------------- ------------- ---------------
   ILEC revenue                             499,243       502,811          (3,568)       -1%
ELI                                          37,980        39,765          (1,785)       -4%
                                      -------------- ------------- ---------------
                                          $ 537,223     $ 542,576        $ (5,353)       -1%
                                      ============== ============= ===============


Access Services
Access services revenue for the three months ended March 31, 2005 decreased $4.2 million or 3%, as compared with the prior year period. Switched access revenue decreased $3.3 million, as compared with the prior year period, primarily due to a decline in minutes of use. Special access revenue increased $2.6 million primarily due to growth in high-capacity circuits. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue decreased $3.5 million primarily due to decreased Universal Service Fund
(USF) support of $5.7 million because of increases in the national average cost per loop (NACPL), partially offset by an increase of $2.8 million in USF surcharge rates.

We currently expect our subsidy revenue in 2005 will be at least $20.0 million lower than 2004 because of improvement in prior years in the profitability of our operations and because of increases in the NACPL. Increases in the number of competitive communications companies (including wireless companies) receiving federal subsidies may lead to further increases in the NACPL, thereby resulting in further decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability.

Local Services
Local services revenue for the three months ended March 31, 2005 decreased $2.8 million or 1% as compared with the prior year period. Local revenue decreased $4.8 million primarily due to continued losses of access lines. Enhanced services revenue increased $2.0 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues.

Long Distance and Data Services
Long distance and data services revenue for the three months ended March 31, 2005 increased $3.4 million or 4%, as compared with the prior period primarily due to growth of $7.0 million related to data services (data includes high-speed internet) partially offset by decreased long distance revenue of $3.6 million as a result of a 14% decline in the average rate per long distance minute. Our long distance minutes of use increased approximately 9.0% during the first quarter of 2005. Our long distance revenues could decrease in the future due to lower long distance minutes of use because consumers are increasingly using their wireless phones or calling cards to make long distance calls. Our long distance revenues could also decline because of lower average rates per minute as a result of unlimited and packages of minutes for long distance plans. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2005.

ELI
ELI revenue for the three months ended March 31, 2005 decreased $1.8 million, or 4%, as compared to the prior year period primarily due to lower demand and prices for long-haul services and lower reciprocal compensation revenues.


                                ELECTRIC REVENUE

       ($ in thousands)                       For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change     % Change
                                      -------------- ------------- --------------- ----------
       Electric revenue                    $ -         $ 9,735        $ (9,735)     -100%


Electric revenue for the three months ended March 31, 2005 decreased $9.7 million, as compared with the prior year period due to the sale of our Vermont electric division on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

($ in thousands)                   For the three months ended March 31,
                                -------------------------------------------------------
                                    2005           2004         $ Change     % Change
                                -------------- ------------- --------------- ----------
Network access                       $ 51,018      $ 50,027           $ 991         2%
Electric energy and
  fuel oil purchased                        -         5,523          (5,523)     -100%
                                -------------- ------------- ---------------
                                     $ 51,018      $ 55,550        $ (4,532)       -8%
                                ============== ============= ===============

Network access expenses for the three months ended March 31, 2005 increased $1.0 million, or 2%, as compared with the prior year period. Our network access expense could increase as we continue to increase our sales of data products such as high-speed internet and continue to increase the number of long distance minutes we sell.

Electric energy and fuel oil purchased for the three months ended March 31, 2005 decreased $5.5 million, as compared with the prior year period due to the sale of our Vermont electric division on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                            OTHER OPERATING EXPENSES


($ in thousands)                              For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change     % Change
                                      -------------- ------------- --------------- ----------
Operating expenses                        $ 146,483     $ 158,030       $ (11,547)       -7%
Taxes other than income taxes                26,957        26,188             769         3%
Sales and marketing                          28,008        27,200             808         3%
                                      -------------- ------------- ---------------
                                          $ 201,448     $ 211,418        $ (9,970)       -5%
                                      ============== ============= ===============

Operating expenses for the three months ended March 31, 2005 decreased $11.5 million, or 7%, as compared with the prior year period primarily due to lower billing expenses as a result of the conversion of our billing system in 2004, increased operating efficiencies and a reduction of personnel in our communications business and decreased operating expenses in the public services sector due to the sale of our Vermont electric division. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Included in operating expenses is stock compensation expense. Stock compensation expense was $2.3 million and $3.2 million for the first three months of 2005 and 2004, respectively. In 2006, we will begin expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $2.7 million of stock option expense for the year ended December 31, 2006.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will increase from $3.6 million in 2004 to approximately $5.0 million to $7.0 million in 2005. In addition, as medical costs increase the costs of our postretirement benefit costs also increase. Our retiree medical costs for 2004 were $16.6 million and our current estimate for 2005 is approximately $17.0 million.

                      DEPRECIATION AND AMORTIZATION EXPENSE

       ($ in thousands)                  For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change     % Change
                                      -------------- ------------- --------------- ----------
       Depreciation  expense              $ 108,050     $ 111,733        $ (3,683)       -3%
       Amortization expense                  31,595        31,630             (35)        0%
                                      -------------- ------------- ---------------
                                          $ 139,645     $ 143,363        $ (3,718)       -3%
                                      ============== ============= ===============

Depreciation expense for the three months ended March 31, 2005 decreased $3.7 million, or 3%, as compared with the prior year period due to declining asset base.

            MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

       ($ in thousands)                  For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change     % Change
                                      -------------- ------------- --------------- ----------
       Management succession
         and strategic alternatives
          expenses                           $ -       $ 4,382        $ (4,382)     -100%



Management succession and strategic alternatives expenses in 2004 include a mix of cash retention payments, equity awards and severance agreements.


              INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE /
                               INCOME TAX EXPENSE

       ($ in thousands)                  For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change       % Change
                                      -------------- ------------- --------------- -------------
       Investment and
         other income, net                 $  4,773     $ 25,295       $ (20,522)      -81%
       Interest expense                    $ 83,785     $ 97,781       $ (13,996)      -14%
       Income tax expense                  $ 25,673     $ 23,705       $   1,968         8%

Investment and other income, net for the three months ended March 31, 2005 decreased $20.5 million, or 81%, as compared with the prior year period primarily due to $24.2 million of income in 2004 from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties.

Interest  expense for the three  months  ended March 31,  2005  decreased  $14.0 million, or 14%, as compared with the prior year period primarily due to conversions and refinancing of debt. Our composite average borrowing rate for the three months ended March 31, 2005 as compared with the prior year period was 20 basis points lower, decreasing from 8.04% to 7.84%.

Income taxes for the three months ended March 31, 2005 increased $2.0 million, or 8%, as compared with the prior year period primarily due to changes in taxable income. The effective tax rate for the first quarter of 2005 was 38.8% as compared with 36.3% for the first quarter of 2004.

                             DISCONTINUED OPERATIONS

       ($ in thousands)                       For the three months ended March 31,
                                      -------------------------------------------------------
                                          2005           2004         $ Change     % Change
                                      -------------- ------------- --------------- ----------
       Revenue                              $ 4,607       $ 6,157      $ (1,550)      -25%
       Operating income                     $ 1,489       $ 2,206      $   (717)      -33%
       Income from discontinued
          operations, net of tax            $ 1,040       $ 1,461      $   (421)      -29%
       Gain on disposal of CCUSA,
          net of tax                        $ 1,167       $     -      $  1,167       100%


On March 15, 2005, we completed the sale of CCUSA for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2005, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At March 31, 2005, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.3 billion, based on our overall weighted average rate of 7.84% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2004.

The overall weighted average interest rate increased approximately 1 basis point during the first quarter of 2005. A hypothetical increase of 78 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $222.0 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of March 31, 2005 is limited and relates to our investment in Adelphia, and our pension assets.

As of March 31, 2005 and December 31, 2004, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.24 and $0.39 at March 31, 2005 and December 31, 2004, respectively.

Sensitivity  analysis of equity price exposure
At March 31, 2005, the fair value of the equity portion of our investment portfolio was estimated to be $0.7 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $73,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2005. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2005, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2005. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2005, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


Item 1.  Legal Proceedings
         -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2004.

We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 6.  Exhibits
         --------

a)   Exhibits:

     10.1 Amendment to 1996 Equity Incentive Plan (effective March 4, 2005).

     10.2 Amendment No. 3 to 2000 Equity  Incentive  Plan  (effective  March 4,
          2005).

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)





                         By:   /s/ Robert J. Larson
                               ----------------------------------
                               Robert J. Larson
                               Senior Vice President and
                               Chief Accounting Officer






Date: May 4, 2005