Form 10-Q
period 2005-06-30
CITIZENS COMMUNICATIONS CO
filed 2005-08-01
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

                                       or
                                       --

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

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                  Yes  X  No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes  X  No
                                      ---    ---

The number of shares outstanding of the registrant's Common Stock as of July 29, 2005 was 343,169,135.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index




                                                                                                        Page No.
                                                                                                        --------
   Part I.  Financial Information (Unaudited)

   Financial Statements

       Consolidated Balance Sheets at June 30, 2005 and December 31, 2004                                   2

       Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004              3

       Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004                4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2004 and the six months ended June 30, 2005                                             5

       Consolidated  Statements of Comprehensive  Income for the three and six months ended
       June 30, 2005 and 2004
                                                                                                            5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004                6

       Notes to Consolidated Financial Statements                                                           7

     Management's Discussion and Analysis of Financial Condition and Results of Operations                 21

     Quantitative and Qualitative Disclosures about Market Risk                                            32

     Controls and Procedures                                                                               33

   Part II.  Other Information

     Legal Proceedings                                                                                     34

     Unregistered Sales of Equity Securities and Use of Proceeds                                           34

     Submission of Matters to a Vote of Security Holders                                                   34

     Other Information                                                                                     35

     Exhibits                                                                                              35

     Signature                                                                                             36




                                       1



                          PART I. FINANCIAL INFORMATION


   Item 1.  Financial Statements
            --------------------


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                                               (Unaudited)
                                                                              June 30, 2005    December 31, 2004
                                                                             ----------------- ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                     $   368,772        $   167,463
    Accounts receivable, less allowances of $32,225 and $35,996, respectively         207,627            233,690
    Other current assets                                                               38,805             45,605
    Assets of discontinued operations                                                       -             24,122
                                                                             ----------------- ------------------
      Total current assets                                                            615,204            470,880

Property, plant and equipment, net                                                  3,234,734          3,335,850
Goodwill, net                                                                       1,921,465          1,921,465
Other intangibles, net                                                                621,922            685,111
Investments                                                                            20,626             23,062
Other assets                                                                          207,346            232,051
                                                                             ----------------- ------------------
          Total assets                                                            $ 6,621,297        $ 6,668,419
                                                                             ================= ==================

LIABILITIES AND EQUITY
----------------------
Current liabilities:
    Long-term debt due within one year                                            $   175,973            $ 6,380
    Accounts payable and other current liabilities                                    382,968            410,405
    Liabilities of discontinued operations                                                  -                735
                                                                             ----------------- ------------------
      Total current liabilities                                                       558,941            417,520

Deferred income taxes                                                                 291,754            232,766
Customer advances for construction and contributions in aid of construction            92,288             94,601
Other liabilities                                                                     289,412            294,294
Long-term debt                                                                      4,070,712          4,266,998

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 343,307,000 and 339,633,000 outstanding and 343,956,000 and 339,635,000 issued at
      June 30, 2005 and December 31, 2004, respectively )                              85,989             84,909
    Additional paid-in capital                                                      1,541,945          1,664,627
    Accumulated deficit                                                              (200,501)          (287,719)
    Accumulated other comprehensive loss, net of tax                                 (100,644)           (99,569)
    Treasury stock                                                                     (8,599)                (8)
                                                                             ----------------- ------------------
      Total shareholders' equity                                                    1,318,190          1,362,240
                                                                             ----------------- ------------------
          Total liabilities and equity                                            $ 6,621,297        $ 6,668,419
                                                                             ================= ==================


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                           2005            2004
                                                                                      ---------------  --------------
Revenue                                                                                    $ 531,798       $ 537,796

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                            43,698          46,710
     Other operating expenses                                                                203,185         210,760
     Management succession and strategic alternatives expenses (see Note 12)                       -          10,392
     Depreciation and amortization                                                           138,018         143,920
                                                                                      ---------------  --------------
Total operating expenses                                                                     384,901         411,782
                                                                                      ---------------  --------------
Operating income                                                                             146,897         126,014
Investment and other income                                                                    1,208           5,208
Interest expense                                                                              84,083          97,652
                                                                                      ---------------  --------------
     Income from continuing operations before income taxes                                    64,022          33,570
Income tax expense                                                                            19,438          11,098
                                                                                      ---------------  --------------
     Income from continuing operations                                                        44,584          22,472

Discontinued operations (see Note 5):
     Income from operations of discontinued conferencing business                                  -           2,165
     Income tax expense                                                                            -             845
                                                                                      ---------------  --------------
     Income from discontinued operations                                                           -           1,320
                                                                                      ---------------  --------------
Net income available to common shareholders                                                $  44,584       $  23,792
                                                                                      ===============  ==============
Basic income per common share:
     Income from continuing operations                                                     $    0.13       $    0.08
     Income from discontinued operations                                                           -               -
                                                                                      ---------------  --------------
     Net income available to common shareholders                                           $    0.13       $    0.08
                                                                                      ===============  ==============
Diluted income per common share:
     Income from continuing operations                                                     $    0.13       $    0.08
     Income from discontinued operations                                                           -               -
                                                                                      ---------------  --------------
     Net income available to common shareholders                                           $    0.13       $    0.08
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                           2005            2004
                                                                                      ---------------  --------------
Revenue                                                                                  $ 1,069,021     $ 1,090,107

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                            94,716         102,260
     Other operating expenses                                                                404,633         422,178
     Management succession and strategic alternatives expenses (see Note 12)                       -          14,774
     Depreciation and amortization                                                           277,663         287,283
                                                                                      ---------------  --------------
Total operating expenses                                                                     777,012         826,495
                                                                                      ---------------  --------------
Operating income                                                                             292,009         263,612

Investment and other income                                                                    5,981          30,503
Interest expense                                                                             167,868         195,433
                                                                                      ---------------  --------------
     Income from continuing operations before income taxes                                   130,122          98,682
Income tax expense                                                                            45,111          34,803
                                                                                      ---------------  --------------
     Income from continuing operations                                                        85,011          63,879

Discontinued operations (see Note 5):
     Income from operations of discontinued conferencing business
        (including gain on disposal of $14,061)                                               15,550           4,372
     Income tax expense                                                                       13,343           1,591
                                                                                      ---------------  --------------
     Income from discontinued operations                                                       2,207           2,781
                                                                                      ---------------  --------------
Net income available to common shareholders                                              $    87,218     $    66,660
                                                                                      ===============  ==============
Basic income per common share:
     Income from continuing operations                                                   $      0.25     $      0.22
     Income from discontinued operations                                                        0.01            0.01
                                                                                      ---------------  --------------
     Net income available to common shareholders                                         $      0.26     $      0.23
                                                                                      ===============  ==============
Diluted income per common share:
     Income from continuing operations                                                   $      0.25     $      0.22
     Income from discontinued operations                                                        0.01            0.01
                                                                                      ---------------  --------------
     Net income available to common shareholders                                         $      0.26     $      0.23
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE SIX MONTHS ENDED JUNE 30, 2005
                                ($ in thousands)
                                   (Unaudited)



                                                                               Accumulated
                                                      Additional                  Other                            Total
                                     Common Stock      Paid-In    Accumulated  Comprehensive  Treasury Stock    Shareholders'
                                   ------------------                                       -------------------
                                   Shares    Amount    Capital      Deficit       Loss      Shares     Amount      Equity
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------

Balance January 1, 2004            295,434   $73,858  $ 1,953,317  $ (365,181)   $ (71,676) (10,725) $ (175,135) $1,415,183
   Stock plans                       4,821     1,206      14,236            -            -    6,407     106,823     122,265
   Conversion of EPPICS             10,897     2,724     133,621            -            -      725      11,646     147,991
   Conversion of Equity Units       28,483     7,121     396,221            -            -    3,591      56,658     460,000
   Dividends on common stock of
      $2.50  per share                   -         -    (832,768)           -            -        -           -    (832,768)
   Net income                            -         -           -       72,150            -        -           -      72,150
   Tax benefit on equity forward
      contract                           -         -           -        5,312            -        -           -       5,312
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                         -         -           -            -      (27,893)       -           -     (27,893)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance December 31, 2004          339,635    84,909   1,664,627     (287,719)     (99,569)      (2)         (8)  1,362,240
   Stock plans                       2,097       524      23,396            -            -      452       5,984      29,904
   Conversion of EPPICS              2,224       556      24,944            -            -        1          12      25,512
   Dividends on common stock of
      $0.50  per share                   -         -    (171,022)           -            -        -           -    (171,022)
   Shares repurchased                    -         -           -            -            -   (1,100)    (14,587)    (14,587)
   Net income                            -         -           -       87,218            -        -           -      87,218
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                         -         -           -            -       (1,075)       -           -      (1,075)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance June 30, 2005              343,956   $85,989  $ 1,541,945  $ (200,501)   $(100,644)    (649) $   (8,599) $1,318,190
                                   ======== ========= =========== ============ ============ ======== =========== ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                ($ in thousands)
                                   (Unaudited)


                                                For the three months ended June 30,         For the six months ended June 30,
                                               ---------------------------------------    --------------------------------------
                                                     2005                 2004                  2005                2004
                                               ------------------   ------------------    ------------------  ------------------

Net income                                              $ 44,584             $ 23,792              $ 87,218            $ 66,660
Other comprehensive loss, net of tax
  and reclassifications adjustments*                        (268)                (282)               (1,075)             (1,040)
                                               ------------------   ------------------    ------------------  ------------------
   Total comprehensive income                           $ 44,316             $ 23,510              $ 86,143            $ 65,620
                                               ==================   ==================    ==================  ==================



    * Consists of unrealized holding (losses)/gains of marketable securities and realized gains taken to income as a result of the sale of securities.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                                       5

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                ($ in thousands)
                                   (Unaudited)




                                                                               2005              2004
                                                                          ----------------  ---------------

Income from continuing operations                                           $   85,011         $   63,879
Adjustments to reconcile income from continuing operations
   to net cash provided by operating activities:
       Depreciation and amortization                                           277,663            287,283
       Gain on expiration/settlement of customer advances                         (668)           (25,345)
       Stock based compensation expense                                          4,381              5,917
       Loss on debt exchange                                                     3,175                  -
       Investment gain                                                            (493)                 -
       Other non-cash adjustments                                                3,860             14,209
       Deferred income taxes                                                    46,001             42,307
       Change in accounts receivable                                            26,063             19,168
       Change in accounts payable and other liabilities                        (31,440)           (45,606)
       Change in other current assets                                            2,616              2,408
                                                                          ------------        -----------
Net cash provided by continuing operating activities                           416,169            364,220

Cash flows from investing activities:
       Proceeds from sale of assets, net of selling expenses                    24,195             13,992
       Securities sold                                                           1,112                  -
       Capital expenditures                                                   (114,303)          (132,642)
       Other assets (purchased) distributions received, net                     (1,775)               -
                                                                          ------------        -----------
Net cash used by investing activities                                          (90,771)          (118,650)

Cash flows from financing activities:
       Repayment of customer advances for
         construction and contributions in aid of construction                  (1,645)            (1,860)
       Long-term debt payments                                                  (5,924)           (99,783)
       Issuance of common stock                                                 24,953             13,121
       Dividends paid                                                         (171,022)                 -
       Shares repurchased                                                      (14,587)                 -
                                                                          ------------        -----------
Net cash used by financing activities                                         (168,225)           (88,522)

Cash provided (used) by discontinued operations
       Proceeds from sale of discontinued operations                            43,565                  -
       Net cash provided (used) by discontinued operations                         571               (360)
                                                                          ------------        -----------
                                                                                44,136               (360)

Increase in cash and cash equivalents                                          201,309            156,688
Cash and cash equivalents at January 1,                                        167,463            583,671
                                                                          ------------        -----------

Cash and cash equivalents at June 30,                                       $  368,772         $  740,359
                                                                          ============        ===========

Cash paid during the period for:
       Interest                                                             $  143,436         $  204,292
       Income taxes                                                         $      838         $    1,126

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                          $    2,096         $  (10,980)
       Conversion of EPPICS                                                 $   25,512         $        -
       Debt-for-debt exchange                                               $    2,171         $        -


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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required the adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2,800,000 of expense for the year ended December 31, 2006.

          We provide pro forma net income and pro forma net income per common share disclosures for employee stock option grants based on the fair value of the options at the date of grant. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP) and Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:


                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ---------------------------       ----------------------------
                                                                 2005            2004              2005            2004
                                                            -----------     -----------       ------------    ------------
             ($ in thousands)

             Net income available for
             common shareholders           As reported       $  44,584       $ 23,792           $ 87,218       $  66,660

             Add: Stock-based employee
             compensation expense
             included in reported net
             income, net of related tax
             effects                                             1,322          1,797              2,738           3,828

            Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method
             for all awards, net of
             related tax effects                                (2,170)        (3,866)            (4,531)         (7,865)
                                                             ---------       --------           --------       ---------

                                           Pro forma         $  43,736       $ 21,723           $ 85,425       $  62,623
                                                             =========       ========           ========       =========

             Net income per common
             share available for common
             shareholders                  As reported:
                                             Basic           $    0.13       $   0.08           $   0.26       $    0.23
                                             Diluted         $    0.13       $   0.08           $   0.26       $    0.23

                                           Pro forma:
                                             Basic           $    0.13       $   0.08           $   0.25       $    0.22
                                             Diluted         $    0.13       $   0.07           $   0.25       $    0.22


     (i)  Net Income Per Common Share Available for Common Shareholders:
          -------------------------------------------------------------
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible debt (EPPICS). In addition, the related interest on the debt (net of tax) is added back to income since it would not be paid if the debt was converted to common stock.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     -----------------------------------------------------------------

     Variable   Interest  Entities
     -----------------------------
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities or VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the EPPICS, issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust and the related Citizens Utilities Capital L.P., were our only VIEs. The adoption of FIN 46R on January 1, 2004 did not have any material impact on our financial position or results of operations (see Note 14).

     Exchanges of Productive Assets
     ------------------------------
     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of certain non-monetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). The Statement requires that non-monetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of the new standard to have a material impact on the Company's financial position, results of operations and cash flows.

     Accounting for Conditional Asset Retirement Obligations
     -------------------------------------------------------
     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position, results of operations and cash flows.

     Accounting Changes and Error Corrections
     ----------------------------------------
     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle, and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     Partnerships
     ------------
     In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. The Company is currently evaluating the effect that implementation of the new guidance will have on the Company's financial position, results of operations and cash flows with respect to our partnership interest in the Mohave Cellular Limited Partnership.

(3)  Accounts Receivable:
     -------------------
     The components of accounts receivable, net at June 30, 2005 and December 31, 2004 are as follows:



     ($ in thousands)                              June 30, 2005     December 31, 2004
                                                 ----------------- ---------------------

     Customers                                       $ 211,344             $ 227,385
     Other                                              28,508                42,301
     Less:  Allowance for doubtful accounts            (32,225)              (35,996)
                                                ----------------    -----------------
     Accounts receivable, net                        $ 207,627             $ 233,690
                                                ================    =================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $4,534,000 and $4,277,000 for the three months ended June 30, 2005 and 2004, respectively, and $8,143,000 and $6,469,000 for the six months ended June 30, 2005 and 2004, respectively. In addition, additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at June 30, 2005 and December 31, 2004 is as follows:

     ($ in thousands)                          June 30, 2005         December 31, 2004
                                            -------------------    ---------------------

     Property, plant and equipment               $ 6,529,393              $ 6,428,364
     Less: accumulated depreciation               (3,294,659)              (3,092,514)
                                            -------------------    ---------------------
       Property, plant and equipment, net        $ 3,234,734              $ 3,335,850
                                            ===================    =====================


     Depreciation expense is principally based on the composite group method. Depreciation expense was $106,424,000 and $112,290,000 for the three months ended June 30, 2005 and 2004, respectively, and $214,474,000 and $224,023,000 for the six months ended June 30, 2005 and 2004.

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

     Summarized financial information for CCUSA (discontinued operations) is set forth below:

                                                      December 31,
     ($ in thousands)                                      2004
                                                     ----------------

     Current assets                                      $  2,819
     Net property, plant and equipment                      2,450
     Goodwill                                              18,853
                                                     ------------
     Total assets of discontinued operations             $ 24,122
                                                     ============

     Current liabilities                                 $    735
                                                     ------------
     Total liabilities of discontinued operations        $    735
                                                     ============



                                            For the three months ended June 30,      For the six months ended June 30,
                                           --------------------------------------   -------------------------------------
($ in thousands)                                 2005                2004                 2005                2004
                                           -----------------   ------------------   -----------------   -----------------

Revenue                                         $ -                $ 6,295             $ 4,607               $ 12,452
Operating income                                  -                  2,161               1,489                  4,372
Income taxes                                      -                    846                 449                  1,591
Net income                                        -                  1,320               1,040                  2,781
Gain on disposal of CCUSA, net of tax             -                      -               1,167                      -


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

(6)  Intangibles:
     -----------
     Intangibles at June 30, 2005 and December 31, 2004 are as follows:


     ($ in thousands)                                 June 30, 2005        December 31, 2004
                                                   ------------------   ---------------------

     Customer base - amortizable over 96 months        $  994,605              $  994,605
     Trade name - non-amortizable                         122,058                 122,058
                                                   --------------        ----------------
       Other intangibles                                1,116,663               1,116,663
     Accumulated amortization                            (494,741)               (431,552)
                                                   --------------        ----------------
       Total other intangibles, net                    $  621,922              $  685,111
                                                   ==============        ================

     Amortization expense was $31,594,000 and $31,630,000 for the three months ended June 30, 2005 and 2004, respectively and $63,189,000 and $63,260,000 for the six months ended June 30, 2005 and 2004. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will have been fully amortized.


(7)  Long-Term Debt:
     --------------
     The activity in our long-term  debt from December 31, 2004 to June 30, 2005 is as follows:


                                                             Six Months Ended June 30, 2005
                                                  -----------------------------------------------------
                                                                Interest                               Interest Rate* at
                                    December 31,                  Rate                     June 30,         June 30,
($ in thousands)                       2004         Payments      Swap        Other          2005             2005
                                      -----         --------      -----       -----          -----            ----

Rural Utilities Service Loan        $   29,108      $(5,876)      $   -      $   -         $   23,232          6.070%
Contracts

Senior Unsecured Debt                4,131,803          -           2,096       2,171       4,136,070          7.945%

EPPICS** (reclassified as a
 result of adopting FIN 46R)            63,765          -             -       (25,512)         38,253          5.000%

ELI Capital Leases                       4,421          (48)          -          -              4,373         10.360%
Industrial Development Revenue
Bonds                                   58,140          -             -          -             58,140          5.559%
                                    ----------      -------       -------    --------      ----------
TOTAL LONG TERM DEBT                $4,287,237      $(5,924)      $ 2,096    $(23,341)     $4,260,068
                                    ----------      =======       =======    ========      ----------

Less: Debt Discount                    (13,859)                                               (13,383)
Less: Current Portion                   (6,380)                                              (175,973)
                                    ----------                                             ----------
                                    $4,266,998                                             $4,070,712
                                    ==========                                             ==========

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

** In  accordance  with FIN 46R,  the Trust  holding  the EPPICS and the related
Citizens Utilities Capital L.P. are now deconsolidated (see Note 14).

     Total future minimum cash payment commitments under ELI's long-term capital leases amounted to $9,651,000 as of June 30, 2005.

     As of June 30, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250,000,000. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of June 30, 2005. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

     For the six months ended June 30, 2005,  we retired an aggregate  principal amount of  $31,436,000 of debt,  including  $25,512,000 of EPPICS that were converted  to our common  stock.  We also  entered  into two  debt-for-debt exchanges of our debt  securities.  As a result,  $50,000,000 of our 7.625%
     Notes due 2008 were  exchanged for  approximately  $52,171,000 of our 9.00%
     Notes  due  2031.  The  9.00%  Notes  are  callable  on the same  terms and conditions  as the 7.625% Notes  exchanged.  No cash was exchanged in these transactions,  however a non-cash pre-tax loss of approximately  $3,175,000 was recognized in accordance with EITF No. 96-19,  "Debtor's Accounting for a  Modification  or  Exchange  of Debt  Instruments"  which is  included in investment and other income.


                                       13

(8)  Net Income Per Common Share:
     ---------------------------

     The reconciliation of the income per common share calculation for the three and six months ended June 30, 2005 and 2004, respectively, is as follows:


($ in thousands, except per-share amounts)         For the three months ended June 30,  For the six months ended June 30,
                                                   -----------------------------------  ---------------------------------
                                                        2005             2004                 2005            2004
                                                   ---------------  ---------------      ---------------  --------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   ----------------
Income from continuing operations                        $ 44,584         $ 22,472            $ 85,011        $ 63,879
Income from discontinued operations                             -            1,320               2,207           2,781
                                                   ---------------  ---------------    ---------------  --------------
Net income available to common shareholders              $ 44,584         $ 23,792            $ 87,218        $ 66,660
                                                   ===============  ===============    ===============  ==============

Effect of conversion of preferred securities
  - EPPICS                                                      -                -                   -           3,255
                                                   ---------------  ---------------    ---------------  --------------
Diluted net income available to common
  shareholders                                           $ 44,584         $ 23,792            $ 87,218        $ 69,915
                                                   ===============  ===============    ===============  ==============

Basic earnings per common share:
-------------------------------
Weighted-average shares outstanding - basic               340,389          284,782             339,484         284,378
                                                   ---------------  ---------------    ---------------  --------------

Income from continuing operations                        $   0.13         $   0.08            $   0.25        $   0.22
Income from discontinued operations                             -                -                0.01            0.01
                                                   ---------------  ---------------    ---------------  --------------
Net income available to common shareholders              $   0.13         $   0.08            $   0.26        $   0.23
                                                   ===============  ===============    ===============  ==============

Diluted earnings per common share:
---------------------------------
Weighted-average shares outstanding                       340,389          284,782             339,484         284,378
Effect of dilutive shares                                   3,252            6,572               3,402           5,921
Effect of conversion of preferred securities
    - EPPICS                                                    -                -                   -          15,134
                                                   ---------------  ---------------    ---------------  --------------
Weighted-average shares outstanding - diluted             343,641          291,354             342,886         305,433
                                                   ===============  ===============    ===============  ==============

Income from continuing operations                        $   0.13         $   0.08            $   0.25        $   0.22
Income from discontinued operations                             -                -                0.01            0.01
                                                   ---------------  ---------------    ---------------  --------------
Net income available to common shareholders              $   0.13         $   0.08            $   0.26        $   0.23
                                                   ===============  ===============    ===============  ==============

     Stock Options
     -------------
     For the three and six months ended June 30, 2005, options of 2,521,000 and 2,501,000, respectively, at exercise prices ranging from $13.03 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

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

     In addition, restricted stock awards of 1,477,000 shares for the three and six months ended June 30, 2005 and restricted stock awards of 2,639,000 shares for the three and six months ended June 30, 2004, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.


     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert to Citizens common shares. As of June 30, 2005, approximately 86% of the EPPICS outstanding, or about $173,503,000 aggregate principal amount of units, have converted to 13,848,112 Citizens common shares, including 725,000 shares issued from treasury.

     At June 30, 2005, we had 554,938 shares of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

     At June 30, 2004, we had 4,025,000 shares of potentially dilutive EPPICS, which were convertible into common stock at a 3.76 to 1 ratio at an exercise price of $13.30 per share. These securities have been included in the diluted income per common share calculation for the six months ended June 30, 2004.

     Stock Units
     -----------
     At June 30, 2005 and 2004, we had 201,000 and 425,000 stock units, respectively, issuable under our Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

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

($ in thousands)                    For the three months ended June 30, 2005
                                  ----------------------------------------------
                                                                     Total
                                      ILEC             ELI          Segments
                                  --------------  -------------- ---------------
Revenue                              $ 492,771        $ 39,027      $  531,798
Depreciation and amortization          131,711           6,307         138,018
Operating income                       142,135           4,762         146,897
Capital expenditures                    57,013           5,089          62,102

($ in thousands)                    For the three months ended June 30, 2004
                                  ------------------------------------------------------------
                                                                                    Total
                                      ILEC             ELI        Electric (1)     Segments
                                  --------------  -------------- --------------- -------------
Revenue                              $ 499,494        $ 38,302      $     -       $ 537,796
Depreciation and amortization          137,975           5,945            -         143,920
Strategic alternatives and
   management succession expenses       10,007             385            -          10,392
Operating income (loss)                125,076           1,957          (1,019)     126,014
Capital expenditures                    73,535           4,397            -          77,932




(1) Consists principally of post-sale activities associated with the completion of our utility divestiture program. These costs could not be accrued as a selling cost at the time of sale.

($ in thousands)                      For the six months ended June 30, 2005
                                  ----------------------------------------------
                                                                     Total
                                      ILEC             ELI          Segments
                                  --------------  -------------- ---------------
Revenue                              $ 992,014        $ 77,007      $1,069,021
Depreciation and amortization          265,077          12,586         277,663
Operating income                       286,575           5,434         292,009
Capital expenditures                   104,338           9,890         114,228

($ in thousands)                      For the six months ended June 30, 2004
                                  ------------------------------------------------------------
                                                                                    Total
                                      ILEC             ELI        Electric         Segments
                                  --------------  -------------- --------------- -------------
Revenue                              $ 1,002,305      $ 78,067      $ 9,735       $ 1,090,107
Depreciation and amortization            275,503        11,780            -           287,283
Strategic alternatives and
   management succession expenses         14,227           547            -            14,774
Operating income (loss)                  261,586         4,347       (2,321)          263,612
Capital expenditures                     126,312         6,159            -           132,471


The following table reconciles sector capital expenditures to total consolidated capital expenditures.


                                       For the three months ended      For the six months ended
($ in thousands)                                 June 30,                        June 30,
                                      ------------------------------ -----------------------------
                                          2005            2004            2005           2004
                                      --------------  -------------- --------------- -------------
Total segment capital expenditures         $ 62,102        $ 77,932       $ 114,228     $ 132,471
General capital expenditures                     18             171              75           171
                                      --------------  -------------- --------------- -------------
Consolidated reported capital
   expenditures                            $ 62,120        $ 78,103       $ 114,303     $ 132,642
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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The notional amounts of fixed-rate indebtedness hedged as of June 30, 2005 and December 31, 2004 was $500,000,000 and $300,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 7.38% as of June 30, 2005 and approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rates of 8.46% as of June 30, 2005 and 8.44% as of December 31, 2004, respectively). The fair value of these derivatives is reflected in other assets as of June 30, 2005, in the amount of $6,562,000 and the related underlying debt has been increased by a like amount. The amounts received during the three and six months ended June 30, 2005 as a result of these contracts amounted to $1,142,000 and $2,210,000, respectively, and are included as a reduction of interest expense.

     We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.

(12) Management Succession and Strategic Alternatives Expenses:
     ---------------------------------------------------------
     On July 11, 2004, our Board of Directors announced that it had completed its review of the Company's financial and strategic alternatives. Through the first six months of 2004, we expensed approximately $14,774,000 related to our exploration of financial and strategic alternatives and management succession costs.

(13) Investment and Other Income:
     ---------------------------
     The components of investment and other income are as follows:

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                    -----------------------------   ------------------------------
($ in thousands)                                        2005           2004             2005            2004
                                                    -------------- --------------   --------------  --------------
Investment income                                         $ 4,028        $ 2,576          $ 6,207         $ 5,611
Gain on expiration/settlement of customer advances            588          1,163              668          25,345
Loss on exchange of debt                                   (3,175)             -           (3,175)              -
Investment gain                                               395              -              888               -
Gain/(loss) on sale of assets                                   -              -                -          (1,370)
Other, net                                                   (628)         1,469            1,393             917
                                                    -------------- --------------   --------------  --------------
     Total investment and other income                    $ 1,208        $ 5,208          $ 5,981        $ 30,503
                                                    ============== ==============   ==============  ==============


     In connection with our exchange of debt during the second quarter of 2005, we recognized a non-cash pre-tax loss of approximately $3,175,000. Investment gain represents the gain on the sale of shares of Prudential
     Financial, Inc. during the first quarter, and Global Crossing LTD during the second quarter of 2005.

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2005 and the four quarters of 2004. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of June 30, 2005, EPPICS representing a total principal amount of $173,503,000 had been converted into 13,848,112 shares of Citizens common stock, and a total of $27,747,000 remains outstanding to third parties. Our long-term debt footnote indicates $38,253,000 of EPPICS outstanding at June 30, 2005 of which $10,506,000 is intercompany debt. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see Note 2).

     We adopted the provisions of FIN 46R (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004.

(15) Retirement Plans:
     ----------------
     The following table provides the components of net periodic benefit cost:

                                                               Pension Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the six months ended
                                                     June 30,                      June 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2005           2004           2005         2004
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                   $  1,584       $  1,589       $  3,079     $  3,178
Interest cost on projected benefit
  obligation                                     11,338         11,496         23,102       22,992
Return on plan assets                           (15,795)       (14,308)       (30,185)     (28,616)
Amortization of prior service cost and
   unrecognized net obligation                      (61)           (61)          (122)        (122)
Amortization of unrecognized loss                 2,136          1,854          4,663        3,708
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                      $   (798)      $    570       $    537     $  1,140
                                           =============  =============   ============ ============



                                                        Other Postretirement Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the six months ended
                                                    June 30,                      June 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2005           2004           2005         2004
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                    $   314        $   399        $   596      $   798
Interest cost on projected benefit
  obligation                                      3,128          3,157          6,305        6,314
Return on plan assets                               (59)          (530)          (624)      (1,060)
Amortization of prior service cost and
   unrecognized net obligation                     (158)             6           (209)          12
Amortization of unrecognized loss                 2,173          1,559          3,484        3,118
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                       $ 5,398        $ 4,591        $ 9,552      $ 9,182
                                           =============  =============   ============ ============


     We expect that our pension expense for 2005 will be approximately $1,000,000 (it was $3,600,000 in 2004) and no contribution will be required to be made by us to the pension plan in 2005. We expect that our retiree medical cost for 2005 will be approximately $19,000,000 (it was $16,600,000 in 2004).

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. Currently, the Company has not yet been able to conclude whether the benefits provided by its postretirement medical plan are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company cannot quantify the effects, if any, that the Act will have on its future benefit costs or accumulated postretirement benefit obligation and accordingly, the effects of the Act have not been reflected in the accompanying consolidated financial statements.

(16) Related Party Transaction:
     -------------------------
     In June 2005, the Company sold for cash its interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24,195,000, and we recognized a gain of approximately $457,000 that is included in investment and other income.

(17) Commitments and Contingencies:
     -----------------------------
     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). We intend to defend ourselves vigorously against the City's lawsuit. The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant by Bangor Gas Company, which we owned from 1948-1963. The City alleged the existence of extensive contamination of the Penobscot River and has asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We have filed an answer denying liability to the City, and have asserted a number of counterclaims against the City. In addition, we have identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and have joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, the Army Corps of Engineers, Guilford Transportation (formerly Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. The Court has dismissed all but two of the City's claims including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages. We are currently pursuing settlement discussions with the city and the other parties, but if those efforts fail a trial of the City's remaining claims could begin as early as September 2005. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. In August 2004, we notified Citibank by letter that we believe its claims for indemnification are invalid and are not supported by applicable law. We have received no further communications from Citibank since our August letter.

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

     The Company sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose, "the maximum potential amount of future payments
     (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings that are equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2006 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2006 through 2015 would be approximately $1,400,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------
This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those expressed or implied in the statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     o Changes in the number of our revenue generating units, which consists of access lines plus high-speed internet subscribers;

     o The effects of competition from wireless, other wireline carriers (through voice over internet protocol (VOIP) or otherwise), high speed cable modems and cable telephony;

     o The effects of general and local economic and employment conditions on our revenues;

     o    Our  ability  to   effectively   manage  and  otherwise   monitor  our
          operations, costs, regulatory compliance and service quality;

     o Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and attractive to our customers, and our ability to sell enhanced and data services in order to offset ongoing declines in highly profitable revenue from local services, access services and subsidies;

     o Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess its internal control systems and disclose whether the internal control systems are effective, and the identification of any material weaknesses in our internal control over financial reporting;

     o The effects of changes in regulation in the telecommunications industry as a result of federal and state legislation and regulation, including potential changes in access charges and subsidy payments, regulatory network upgrade and reliability requirements, and portability requirements;

     o Our ability to comply with federal and state regulation (including state rate of return limitations on our earnings) and our ability to successfully renegotiate certain ILEC state regulatory plans as they expire or come up for renewal from time to time;

     o Our ability to manage our operating expenses, capital expenditures, pay dividends and reduce or refinance our debt;

     o The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

     o The effects of bankruptcies in the telecommunications industry which could result in more price competition and potential bad debts;

     o The effects of technological changes on our capital expenditures and product and service offerings, including the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

     o The effects of increased medical, retiree and pension expenses and related funding requirements;

     o The effect of changes in the telecommunications market, including the likelihood of significantly increased price and service competition;

     o The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     o Our ability to successfully renegotiate union contracts that are scheduled to expire during 2005;

     o Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and our liquidity;

     o    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with environmental and worker health and safety matters;

     o The effects of any unfavorable outcome with respect to any of our current or future legal, governmental, or regulatory proceedings, audits or disputes; and

     o The effects of more general factors, including changes in economic conditions; changes in the capital markets; changes in industry conditions; changes in our credit ratings; and changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators.

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

Competition in the telecommunications industry is increasing. We experience competition from other wireline local carriers, VOIP providers such as Vonage, from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Competition from cable companies and other high-speed internet service providers with respect to internet access is intense and increasing in many of our markets. We expect cable telephony competition to increase throughout 2005. Competition from wireless companies and other long distance companies is increasing in all of our markets.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the six months ended June 30, 2005, we used cash flow from continuing operations, proceeds from the sale of non-strategic assets, stock option exercises and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and common stock repurchases. As of June 30, 2005, we had cash and cash equivalents aggregating $368.8 million.

For the six months ended June 30, 2005, our capital expenditures were $114.3 million, including $104.3 million for the ILEC segment, $9.9 million for the ELI segment and $0.1 million of general capital expenditures. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. For example, in 2005 we will allocate significant capital to services such as high-speed internet in areas that are growing or demonstrate meaningful demand. We will continue to focus on managing our costs while increasing our investment in certain product areas such as high-speed internet. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future.

We have budgeted approximately $270.0 million for our 2005 capital projects, including $255.0 million for the ILEC segment and $15.0 million for the ELI segment. Included in these budgeted capital amounts are approximately $6.9 million of capital expenditures associated with the Communications Assistance for Law Enforcement Act (CALEA).

As of June 30, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of June 30, 2005. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

Our ongoing annual dividends of approximately $343.0 million under our current policy utilizes a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures particularly compared to the flexibility and ability to change capital spending we would have if we did not pay such dividends. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any material reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above are expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings in July 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over time our cash taxes will increase.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $0.5 million, $227.8 million and $37.9 million of debt maturing in 2005, 2006 and 2007, respectively, all of which we intend to pay at or prior to maturity utilizing available cash on hand.

Share Repurchase Program
------------------------
On May 25, 2005, our Board of Directors authorized the Company to repurchase over the following twelve- month period, up to $250.0 million of the Company's common stock, either in the open market or through negotiated transactions. This share repurchase program commenced on June 13, 2005. As of June 30, 2005, the Company had committed to repurchase a total of 1,400,000 common shares at an aggregate cost of approximately $18.6 million. Of that amount, 1,100,000 shares had settled by June 30, 2005, at a cash cost of approximately $14.6 million.

Debt Reduction and Debt Exchanges
---------------------------------
For the six months ended June 30, 2005, we retired an aggregate principal amount of $31.4 million of debt, including $25.5 million of EPPICS that were converted to our common stock. We also entered into two debt-for-debt exchanges of our debt securities. As a result, $50.0 million of our 7.625% Notes due 2008 were exchanged for approximately $52.2 million of our 9.00% Notes due 2031. The 9.00%

Notes are callable on the same terms and conditions as the 7.625% Notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $3.2 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" which is included in investment and other income.

We may from time to time repurchase our debt in the open market, through tender offers or privately negotiated transactions. We may also exchange existing debt obligations for newly issued debt obligations.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set in arrears.

The notional amounts of fixed-rate indebtedness hedged as of June 30, 2005 and December 31, 2004 were $500.0 and $300.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 7.38% as of June 30, 2005 and approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rate of 8.46% as of June 30, 2005 and 8.44% as of December 31, 2004). All swaps are accounted for under SFAS No. 133 as fair value hedges. For the six months ended June 30, 2005, the interest savings resulting from these interest rate swaps totaled approximately $2.2 million.

Sale of Non-Strategic Investments
---------------------------------
On February 1, 2005, we sold 20,672 shares of Prudential Financial, Inc. for approximately $1.1 million in cash.

On March 15, 2005, we completed the sale of our conferencing business for approximately $43.6 million in cash.

In June 2005, the Company sold for cash its interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24.2 million, and we recognized a gain of approximately $457,000 that is included in investment and other income.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2005 and the four quarters of 2004. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of June 30, 2005, EPPICS representing a total principal amount of $173.5 million had been converted into 13,848,112 shares of Citizens common stock, and a total of $27.8 million remains outstanding to third parties. Our long-term debt footnote indicates $38.3 million of EPPICS outstanding at June 30, 2005 of which $10.5 million is intercompany debt. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see Note 2 and 14).

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

Our $200 million term loan facility with the Rural Telephone Finance Cooperative
(RTFC) contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.00 to 1.

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

New Accounting Pronouncements
-----------------------------

Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2.8 million of expense for the year ended December 31, 2006.

Exchanges of Productive Assets
In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of certain non-monetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). The Statement requires that non-monetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of the new standard to have a material impact on the Company's financial position, results of operations and cash flows.

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

Accounting Changes and Error Corrections
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle, and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Partnerships
In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. The Company is currently evaluating the effect that implementation of the new guidance will have on the Company's financial position, results of operations and cash flows with respect to our partnership interest in the Mohave Cellular Limited Partnership.


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

Consolidated revenue for the three months ended June 30, 2005 decreased $6.0 million, or 1%, as compared with the prior year period. The decrease is due to a $6.7 million decrease in ILEC revenue, partially offset by a $0.7 million increase in ELI revenue.

Consolidated revenue for the six months ended June 30, 2005 decreased $21.1 million, or 2%, as compared with the prior year period. The decrease is due to a $10.3 million decrease in ILEC revenue, a $1.1 million decrease in ELI revenue and a $9.7 million decrease in electric revenue.

On March 15, 2005, we completed the sale of our conferencing service business. As a result of the sale, we have classified the results of operations as discontinued operations in our consolidated statement of operations and restated prior periods.

Change in the number of our access lines is a critical determinant of our revenue. We have been losing access lines primarily because of increased
competition,   changing  consumer  behavior,   economic   conditions,   changing
technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 45,300 access lines during the six months ended June 30, 2005 but added approximately 55,000 high-speed internet subscribers during this period on a net basis. The loss of lines during the first six months of 2005 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2005. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, will cause our revenues to decrease in 2005.

                           TELECOMMUNICATIONS REVENUE


($ in thousands)                    For the three months ended June 30,       For the six months ended June 30,
                                --------------------------------------------  -----------------------------------------------
                                   2005        2004      $ Change   % Change    2005        2004      $ Change    % Change
                                ----------- ----------- ----------- --------  ---------  ----------   ----------  ---------
Access services                  $ 152,152   $ 155,224    $ (3,072)     -2%   $  309,474   $ 316,707    $  (7,233)      -2%
Local services                     205,751     213,417      (7,666)     -4%      415,737     426,159      (10,422)      -2%
Long distance and data services     84,729      79,170       5,559       7%      167,088     158,175        8,913        6%
Directory services                  28,541      28,201         340       1%       56,504      55,675          829        1%
Other                               21,598      23,482      (1,884)     -8%       43,211      45,589       (2,378)      -5%
                                 ---------   ---------   ---------            ----------  ----------    ---------
  ILEC revenue                     492,771     499,494      (6,723)     -1%      992,014   1,002,305      (10,291)      -1%
ELI                                 39,027      38,302         725       2%       77,007      78,067       (1,060)      -1%
                                 ---------   ---------   ---------            ----------  ----------    ---------
                                 $ 531,798   $ 537,796    $ (5,998)     -1%   $1,069,021  $1,080,372    $ (11,351)      -1%
                                 =========   =========   =========            ==========  ==========    =========

Access Services
Access services revenue for the three months ended June 30, 2005 decreased $3.1 million or 2%, as compared with the prior year period. Special access revenue increased $4.3 million primarily due to growth in high-capacity circuits. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue decreased $7.5 million primarily due to decreased Universal Service Fund (USF) support of $5.3 million because of increases in the national average cost per loop (NACPL) and a decrease of $4.5 million related to changes in measured factors, partially offset by an increase of $3.1 million in USF surcharge rates.

Access services revenue for the six months ended June 30, 2005 decreased $7.2 million or 2%, as compared with the prior year period. Switched access revenue decreased $3.2 million, as compared with the prior year period, primarily due to a decline in minutes of use. Special access revenue increased $6.9 million primarily due to growth in high-capacity circuits. Subsidy revenue decreased $10.9 million primarily due to decreased USF support of $11.1 million because of increases in the NACPL, and a decrease of $5.1 million related to changes in measured factors, partially offset by an increase of $6.1 million in USF surcharge rates.

We currently expect our subsidy revenue in 2005 will be at least $20.0 million (exclusive of the late filing amount described in the next paragraph) lower than 2004 because of improvement in prior years in the profitability of our operations and because of increases in the NACPL. Increases in the number of competitive communications companies (including wireless companies) receiving federal subsidies may lead to further increases in the NACPL, thereby resulting in further decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability.

We filed one of our Universal Service Fund (USF) qualifying reports two business days late and are currently seeking a waiver from the FCC, that will permit acceptance of the late-filed report. If we do not receive the waiver from the FCC, we will not qualify for $9.6 million in USF funding during the third quarter of 2005. Except for the late filing, we otherwise expected to receive the $9.6 million and recognize such amount as revenue during the third quarter. We will not recognize such amount as revenue unless and until we receive the waiver. As a result of the late USF filing, we are making changes to our procedures, policies and reporting structure of the group responsible for preparing such filings during the third quarter of 2005. Such changes include improving the automated reminder system relating to USF filings and having the group report to the Chief Accounting Officer.

Local Services
Local services revenue for the three months ended June 30, 2005 decreased $7.7 million or 4% as compared with the prior year period. Local revenue decreased $9.0 million primarily due to a $4.0 million reserve associated with state rate of return limitations on earnings and $3.8 million related to the continued loss of access lines. Enhanced services revenue increased $1.4 million, as compared with the prior year period, primarily due to sales of additional packages.

Local services revenue for the six months ended June 30, 2005 decreased $10.4 million or 2% as compared with the prior year period. Local revenue decreased $13.8 million primarily due to $7.4 million related to the continued loss of access lines as well as the state rate of return limitations on earnings. Enhanced services revenue increased $3.4 million, as compared with the prior year period, primarily due to sales of additional packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues and profitability.

Long Distance and Data Services
Long distance and data services revenue for the three months ended June 30, 2005 increased $5.6 million or 7%, as compared with the prior period primarily due to growth of $8.8 million related to data services (data includes high-speed internet) partially offset by decreased long distance revenue of $3.2 million as a result of a decline in the average rate per long distance minute as a result of the introduction of unlimited and packages of minutes for long distance plans.

Long distance and data services revenue for the six months ended June 30, 2005 increased $8.9 million or 6%, as compared with the prior period primarily due to growth of $15.7 million related to data services partially offset by decreased long distance revenue of $6.8 million as a result of a decline in the average rate per long distance minute. Our long distance revenues may continue to decrease in the future due to competition. Competing services such as wireless, VOIP, and cable telephony will result in a loss of customers and may cause further declines in the rates we charge our customers.

Other
Other revenue for the three months ended June 30, 2005 decreased $1.9 million or 8%, as compared with the prior year primarily due to lower billing and collection revenue of $2.9 million partially offset by a $1.0 million revenue increase due to the introduction of television service in 2005.

Other revenue for the six months ended June 30, 2005 decreased $2.4 million, or 5% compared with the prior year primarily due to a $1.4 million increase in bad debt expense and lower billing and collection revenue of $1.6 million partially offset by a $1.0 million revenue increase due to the introduction of television service.

ELI
ELI revenue for the six months ended June 30, 2005 decreased $1.1 million, or 1%, as compared to the prior year period primarily due to lower demand and prices for long-haul services and lower reciprocal compensation revenues.

                                ELECTRIC REVENUE

      ($ in thousands)          For the six months ended June 30,
                                --------------------------------------------
                                   2005        2004      $ Change   % Change
                                -----------  ----------  ---------- ---------
     Electric revenue              $  -       $ 9,735     $ (9,735)    -100%

Electric revenue for the six months ended June 30, 2005 decreased $9.7 million, as compared with the prior year period due to the sale of our Vermont electric division on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

($ in thousands)              For the three months ended June 30,          For the six months ended June 30,
                          --------------------------------------------- -----------------------------------------------
                            2005        2004      $ Change   % Change    2005        2004      $ Change    % Change
                          ----------- ----------- ----------- --------- ---------- ----------- ------------ ----------
Network access              $ 43,698    $ 46,710    $  (3,012)    -6%   $ 94,716  $ 96,737     $ (2,021)       -2%
Electric energy and
  fuel oil purchased             -           -            -        -         -       5,523       (5,523)     -100%
                          ----------   ---------   ----------           --------  ---------   ---------
                            $ 43,698    $ 46,710    $  (3,012)    -6%   $ 94,716  $ 102,260    $ (7,544)       -7%
                          ==========   =========   ==========           ========  =========   =========


Network access expenses for the three months ended June 30, 2005 decreased $3.0 million, or 6%, as compared with the prior year period primarily due to decreased circuit expense partially offset by increased costs in long distance access expense in the ILEC sector. ELI costs have declined due to improved network cost efficiencies partially offset by an increase in demand.

Network access expenses for the six months ended June 30, 2005 decreased $2.0 million, or 2%, as compared with the prior year period. Our network access expense could increase as we continue to increase our sales of data products such as high-speed internet and continue to increase the number of long distance minutes we sell.

Electric energy and fuel oil purchased for the six months ended June 30, 2005 decreased $5.5 million, as compared with the prior year period due to the sale of our Vermont electric division on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                            OTHER OPERATING EXPENSES

($ in thousands)                    For the three months ended June 30,           For the six months ended June 30,
                                --------------------------------------------   -----------------------------------------------
                                   2005        2004      $ Change   % Change    2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ---------  --------  ----------- ------------ ----------
Operating expenses               $ 149,927   $ 155,178     $ (5,251)     -3%    $ 296,410  $ 313,206    $ (16,796)     -5%
Taxes other than income taxes       23,857      25,496       (1,639)     -6%       50,814     51,684         (870)     -2%
Sales and marketing                 29,401      30,086         (685)     -2%       57,409     57,288          121       0%
                                ----------  ----------  -----------            ----------  ---------   ----------
                                 $ 203,185   $ 210,760     $ (7,575)     -4%    $ 404,633  $ 422,178    $ (17,545)     -4%
                                ==========  ==========  ===========            ==========  =========   ==========


Operating expenses for the three months ended June 30, 2005 decreased $5.3 million, or 3%, as compared with the prior year period primarily due to lower billing expenses as a result of the conversion of our billing system in 2004, increased operating efficiencies and a reduction of personnel.

Operating expenses for the six months ended June 30, 2005 decreased $16.8 million, or 5%, as compared with the prior year period primarily due to lower billing expenses as a result of the conversion of our billing system in 2004, increased operating efficiencies and a reduction of personnel and decreased operating expenses in the public services sector of approximately $5.2 million due to the sale of our Vermont electric division. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Taxes other than income taxes for the three months ended June 30, 2005 decreased $1.6 million, or 6%, as compared with the prior year period primarily due to lower state unemployment taxes of $1.4 million in the ILEC sector.

Included in operating expenses is stock compensation expense. Stock compensation expense was $4.4 million and $5.9 million for the first six months of 2005 and 2004, respectively. In 2006, we expect to begin expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $2.8 million of stock option expense for the year ended December 31, 2006.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets or interest rates decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will be approximately $1.0 million in 2005 (it was $3.6 million in 2004). In addition, as medical costs increase the costs of our postretirement benefit costs also increase. Our retiree medical costs for 2004 were $16.6 million and our current estimate for 2005 is approximately $19.0 million.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)              For the three months ended June 30,             For the six months ended June 30,
                                --------------------------------------------  -----------------------------------------------
                                   2005        2004      $ Change   % Change    2005        2004      $ Change    % Change
                                ----------- ----------- ----------- --------- ---------- -----------  ----------- ----------
      Depreciation  expense      $ 106,423   $ 112,290    $ (5,867)     -5%    $ 214,474  $ 224,023     $ (9,549)       -4%
      Amortization expense          31,595      31,630         (35)      0%       63,189     63,260          (71)        0%
                                ----------   ---------   ---------            ----------  ---------   ----------
                                 $ 138,018   $ 143,920    $ (5,902)     -4%    $ 277,663  $ 287,283     $ (9,620)       -3%
                                ==========   =========   =========            ==========  =========   ==========

Depreciation expense for the three and six months ended June 30, 2005 decreased $5.9 million, or 5%, and $9.5 million, or 4%, respectively, as compared with the prior year period due to a declining asset base.


            MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

($ in thousands)                    For the three months ended June 30,         For the six months ended June 30,
                                --------------------------------------------  ---------------------------------------------
                                   2005        2004      $ Change   % Change    2005        2004      $ Change    % Change
                                ----------- ----------- ----------- --------  ----------  ---------   ---------  ----------
Strategic alternatives and
  management succession expenses     $ -    $ 10,392    $ (10,392)   -100%        $ -      $ 14,774   $ (14,774)     -100%


Management succession and strategic alternatives expenses in 2004 include a mix of cash retention payments, equity awards and severance agreements.

              INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE /
                               INCOME TAX EXPENSE


      ($ in thousands)              For the three months ended June 30,         For the six months ended June 30,
                                --------------------------------------------- --------------------------------------------------
                                   2005        2004      $ Change   % Change    2005        2004       $ Change       % Change
                                ----------- ----------- ----------- --------- --------   ----------    ----------     ----------
      Investment and
        other income              $  1,208    $  5,208    $ (4,000)    -77%    $   5,981   $  30,503    $ (24,522)      -80%
      Interest expense            $ 84,083    $ 97,652    $(13,569)    -14%    $ 167,868   $ 195,433    $ (27,565)      -14%
      Income tax expense          $ 19,438    $ 11,098    $  8,340      75%    $  45,111   $  34,803    $  10,308        30%


Investment and other income for the three months ended June 30, 2005 decreased $4.0 million, or 77%, as compared with the prior year period primarily due to the loss on exchange of debt incurred during the second quarter of 2005 of $3.2 million.

Investment and other income for the six months ended June 30, 2005 decreased $24.5 million, or 80%, as compared with the prior year period primarily due to $25.3 million of income in 2004 from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties.

Interest  expense  for the three  months  ended June 30,  2005  decreased  $13.6 million, or 14%, as compared with the prior year period primarily due to conversions and refinancing of debt. Our composite average borrowing rate for the six months ended June 30, 2005 as compared with the prior year period was 11 basis points lower, decreasing from 7.97% to 7.86%.

Interest expense for the six months ended June 30, 2005 decreased $27.6 million, or 14%, as compared with the prior year period primarily due to conversions and refinancing of debt. Our composite average borrowing rate for the six months ended June 30, 2005 as compared with the prior year period was 16 basis points lower, decreasing from 8.02% to 7.86%.

Income taxes for the three and six months ended June 30, 2005 increased $8.3 million, or 75%, and $10.3 million, or 30%, respectively, as compared with the prior year periods primarily due to changes in taxable income. The effective tax rate for the first six months of 2005 was 34.7% as compared with 35.3% for the first six months of 2004.

            DISCONTINUED OPERATIONS

      ($ in thousands)              For the three months ended June 30,         For the six months ended June 30,
                                --------------------------------------------   -----------------------------------------------
                                   2005        2004      $ Change   % Change     2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ---------  --------   ---------   ----------   ----------
      Revenue                       $ -     $ 6,295      $ (6,295)   -100%      $ 4,607   $ 12,452    $ (7,845)      -63%
      Operating income              $ -     $ 2,161      $ (2,161)   -100%      $ 1,489   $ 4,372     $ (2,883)      -66%
      Income from discontinued
         operations, net of tax     $ -     $ 1,320      $ (1,320)   -100%      $ 1,040   $ 2,781     $ (1,741)      -63%
      Gain on disposal of CCUSA,
         net of tax                 $ -     $   -        $    -        -        $ 1,167   $   -       $  1,167       100%



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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2005, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At June 30, 2005, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.3 billion, based on our overall weighted average rate of 7.88% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2004.

The overall weighted average interest rate increased approximately 5 basis points during the first six months of 2005. A hypothetical increase of 79 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $220.7 million decrease in the fair value of our fixed rate obligations. However, the interest rates on most of our debt are fixed and therefore changes in market interest rates have little near-term impact on our results of operations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of June 30, 2005 is limited and relates to our investment in Adelphia, and our pension assets.

As of June 30, 2005 and December 31, 2004, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.10 and $0.39 at June 30, 2005 and December 31, 2004, respectively.

Sensitivity analysis of equity price exposure
At June 30, 2005, the fair value of the equity portion of our investment portfolio was estimated to be $0.3 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $31,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of June 30, 2005. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2005, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting We reviewed our internal control over financial reporting at June 30, 2005. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2005, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

On May 25, 2005, our Board of Directors authorized the Company to repurchase over the following twelve-month period, up to $250.0 million of the Company's common stock, either in the open market or through negotiated transactions. This share repurchase program commenced on June 13, 2005. The following table reflects the Company's repurchases of its common stock by month since inception of the program, all of which were effected in accordance with the above-described program.

                     ISSUER PURCHASES OF EQUITY SECURITIES
                     -------------------------------------

                                                                                                      (d) Maximum
                                                                                                       Number (or
                                                                                                      Approximate
                                                                            (c) Total Number         Dollar Value)
                                                                              of Shares (or           of Shares (or
                                         (a) Total                           Units) Purchased        Units) that May
                                         Number of         (b) Average          as Part of               Yet Be
                                         Shares (or        Price Paid per        Publicly               Purchased
                                           Units)            Share (or        Announced Plans        Under the Plans
          Period                         Purchased            Unit)            or Programs             or Programs
-----------------------------           -----------         ------------      ---------------        ----------------

June 1, 2005 to June 30, 2005            1,400,000          $  13.28             1,400,000             $231,400,000



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) The registrant held its 2005 Annual Meeting of the Stockholders on May 26, 2005.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

                                                        Number of Votes
                                                        ---------------

          DIRECTORS                                FOR                 WITHHELD
          ---------                                ---                 --------

          Jerry Elliott                        293,649,184            14,268,817
          Lawton Wehle Fitt                    299,412,899             8,505,102
          Stanley Harfenist                    292,217,025            15,700,976
          William M. Kraus                     294,402,615            13,515,386
          Scott N. Schneider                   300,973,852             6,944,149
          Larraine D. Segil                    302,077,492             5,840,509
          Robert A. Stanger                    294,830,733            13,087,268
          Edwin Tornberg                       298,545,744             9,372,257
          David H. Ward                        302,161,362             5,756,639
          Myron A. Wick, III                   301,966,879             5,951,122
          Mary Agnes Wilderotter               297,117,470            10,800,531

     (c)  Other matters voted upon and approved:

          Ratification of appointment of KPMG LLP as the Company's independent public accountants for 2005.

                    Number of votes FOR                       302,992,787
                    Number of votes AGAINST/WITHHELD            2,195,452
                    Number of votes ABSTAINING                  2,729,761
                    Number of BROKER NON-VOTES                          0

          Shareholder approval of an amendment to the Amended and Restated 2000 Equity Incentive Plan.

                    Number of votes FOR                       188,894,717
                    Number of votes AGAINST/WITHHELD           40,011,080
                    Number of votes ABSTAINING                  4,100,636
                    Number of BROKER NON-VOTES                 74,911,558

Item 5.  Other Information
         -----------------

As disclosed in our Proxy Statement for the 2005 Annual Meeting, if any stockholder intends to present any proposal at the 2006 annual meeting the proposal must be received by the Secretary of the Company not earlier than January 27, 2006 nor later than February 26, 2006. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 26, 2006, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

On July 26, 2005, Howard Schott was elected as a director to fill a vacancy on the board. Mr. Schott will serve on the Audit, and Nominating and Corporate Governance Committees.


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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                         By:   /s/ Jerry Elliott
                              ---------------------------------------
                              Jerry Elliott
                              Executive Vice President and
                              Chief Financial Officer






Date: August 1, 2005