Form 10-Q
period 2005-09-30
CITIZENS COMMUNICATIONS CO
filed 2005-11-02
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                06-0619596
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Indentification No.)
incorporation or organization)



      3 High Ridge Park
     Stamford, Connecticut                                 06905
----------------------------------------               ------------
(Address of principal executive offices)                (Zip Code)

                                 (203) 614-5600
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                    Yes  X   No
                                        ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  X   No
                                        ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      No  X
                                        ---     ---

The number of shares outstanding of the registrant's Common Stock as of October 31, 2005 was 333,897,838.



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index




                                                                                                        Page No.
                                                                                                        --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at September 30, 2005 and December 31, 2004                              2

       Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004         3

       Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004          4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2004 and the nine months ended September 30, 2005                                       5

       Consolidated Statements of Comprehensive Income for the three and nine
       months ended September 30, 2005 and 2004                                                             5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004          6

       Notes to Consolidated Financial Statements                                                           7

     Management's Discussion and Analysis of Financial Condition and Results of Operations                 22

     Quantitative and Qualitative Disclosures about Market Risk                                            33

     Controls and Procedures                                                                               34

   Part II.  Other Information

     Legal Proceedings                                                                                     35

     Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities    35

     Exhibits                                                                                              35

     Signature                                                                                             37





                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)


                                                                                (Unaudited)
                                                                             September 30, 2005  December 31, 2004
                                                                             ------------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $  286,609         $  167,463
    Accounts receivable, less allowances of $31,947 and $35,996, respectively          207,925            233,690
    Other current assets                                                                41,701             45,605
    Assets of discontinued operations                                                        -             24,122
                                                                             ------------------  -----------------
      Total current assets                                                             536,235            470,880

Property, plant and equipment, net                                                   3,192,090          3,335,850
Goodwill, net                                                                        1,921,465          1,921,465
Other intangibles, net                                                                 590,327            685,111
Investments                                                                             20,121             23,062
Other assets                                                                           195,179            232,051
                                                                             ------------------  -----------------
          Total assets                                                              $6,455,417         $6,668,419
                                                                             ==================  =================

LIABILITIES AND EQUITY
Current liabilities:
    Long-term debt due within one year                                              $  227,762         $    6,380
    Accounts payable and other current liabilities                                     375,844            410,405
    Liabilities of discontinued operations                                                   -                735
                                                                             ------------------  -----------------
      Total current liabilities                                                        603,606            417,520

Deferred income taxes                                                                  311,836            232,766
Customer advances for construction and contributions in aid of construction             92,389             94,601
Other liabilities                                                                      288,985            294,294
Long-term debt                                                                       4,006,967          4,266,998

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 334,637,000 and 339,633,000 outstanding and 343,956,000 and 339,635,000 issued at
      September 30, 2005 and December 31, 2004, respectively)                           85,989             84,909
    Additional paid-in capital                                                       1,455,795          1,664,627
    Accumulated deficit                                                               (162,125)          (287,719)
    Accumulated other comprehensive loss, net of tax                                  (100,663)           (99,569)
    Treasury stock                                                                    (127,362)                (8)
                                                                             ------------------  -----------------
      Total shareholders' equity                                                     1,151,634          1,362,240
                                                                             ------------------  -----------------
          Total liabilities and equity                                              $6,455,417         $6,668,419
                                                                             ==================  =================


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                           2005            2004
                                                                                      ---------------  --------------
Revenue                                                                                    $ 537,346       $ 539,188

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                            51,050          49,655
     Other operating expenses                                                                210,352         202,680
     Management succession and strategic alternatives expenses (see Note 12)                       -          75,858
     Depreciation and amortization                                                           134,327         140,908
                                                                                      ---------------  --------------
Total operating expenses                                                                     395,729         469,101
                                                                                      ---------------  --------------

Operating income                                                                             141,617          70,087

Investment and other income (loss)                                                             6,768         (13,654)
Interest expense                                                                              85,228          90,863
                                                                                      ---------------  --------------

     Income (loss) from continuing operations before income taxes                             63,157         (34,430)
Income tax expense (benefit)                                                                  24,781         (21,934)
                                                                                      ---------------  --------------

     Income (loss) from continuing operations                                                 38,376         (12,496)

Discontinued operations (see Note 5):
     Income from operations of discontinued conferencing business                                  -           1,869
     Income tax expense                                                                            -             663
                                                                                      ---------------  --------------

     Income from discontinued operations                                                           -           1,206
                                                                                      ---------------  --------------

Net income (loss) available to common shareholders                                         $  38,376       $ (11,290)
                                                                                      ===============  ==============

Basic income (loss) per common share:
     Income (loss) from continuing operations                                              $    0.11       $   (0.04)
     Income from discontinued operations                                                           -               -
                                                                                      ---------------  --------------
     Net income (loss) available to common shareholders                                    $    0.11       $   (0.04)
                                                                                      ===============  ==============

Diluted income (loss) per common share:
     Income (loss) from continuing operations                                              $    0.11       $   (0.04)
     Income from discontinued operations                                                           -               -
                                                                                      ---------------  --------------
     Net income (loss) available to common shareholders                                    $    0.11       $   (0.04)
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                           2005            2004
                                                                                      ---------------  --------------
Revenue                                                                                   $1,606,367      $1,629,295
                                                                                                   -
Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                           145,766         151,915
     Other operating expenses                                                                614,985         624,858
     Management succession and strategic alternatives expenses (see Note 12)                       -          90,632
     Depreciation and amortization                                                           411,990         428,191
                                                                                      ---------------  --------------
Total operating expenses                                                                   1,172,741       1,295,596
                                                                                      ---------------  --------------

Operating income                                                                             433,626         333,699

Investment and other income                                                                   12,749          16,849
Interest expense                                                                             253,096         286,296
                                                                                      ---------------  --------------

     Income from continuing operations before income taxes                                   193,279          64,252
Income tax expense                                                                            69,892          12,869
                                                                                      ---------------  --------------

     Income from continuing operations                                                       123,387          51,383

Discontinued operations (see Note 5):
     Income from operations of discontinued conferencing business
        (including gain on disposal of $14,061)                                               15,550           6,241
     Income tax expense                                                                       13,343           2,254
                                                                                      ---------------  --------------

     Income from discontinued operations                                                       2,207           3,987
                                                                                      ---------------  --------------

Net income available to common shareholders                                               $  125,594      $   55,370
                                                                                      ===============  ==============

Basic income per common share:
     Income from continuing operations                                                    $     0.36      $     0.18
     Income from discontinued operations                                                        0.01            0.01
                                                                                      ---------------  --------------
     Net income available to common shareholders                                          $     0.37      $     0.19
                                                                                      ===============  ==============

Diluted income per common share:
     Income from continuing operations                                                    $     0.36      $     0.17
     Income from discontinued operations                                                        0.01            0.01
                                                                                      ---------------  --------------
     Net income available to common shareholders                                          $     0.37      $     0.18
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2004 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                ($ in thousands)
                                   (Unaudited)

                                                                               Accumulated
                                                      Additional                  Other                            Total
                                     Common Stock      Paid-In    Accumulated  Comprehensive  Treasury Stock     Shareholders'
                                   ------------------                                       --------------------
                                   Shares    Amount    Capital      Deficit       Loss      Shares     Amount      Equity
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------

Balance January 1, 2004            295,434   $73,858  $1,953,317   $ (365,181)   $ (71,676) (10,725) $ (175,135) $1,415,183
   Stock plans                       4,821     1,206      14,236            -            -    6,407     106,823     122,265
   Conversion of EPPICS             10,897     2,724     133,621            -            -      725      11,646     147,991
   Conversion of Equity Units       28,483     7,121     396,221            -            -    3,591      56,658     460,000
   Dividends on common stock of
     $2.50  per share                    -         -    (832,768)           -            -        -           -    (832,768)
   Net income                            -         -           -       72,150            -        -           -      72,150
   Tax benefit on equity forward
     contract                            -         -           -        5,312            -        -           -       5,312
   Other comprehensive loss, net
     of tax and reclassifications
     adjustment                          -         -           -            -      (27,893)       -           -     (27,893)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance December 31, 2004          339,635    84,909   1,664,627     (287,719)     (99,569)      (2)         (8)  1,362,240
   Stock plans                       2,097       524      21,673            -            -    2,532      33,768      55,965
   Conversion of EPPICS              2,224       556      24,822            -            -       57         776      26,154
   Dividends on common stock of
     $0.75  per share                    -         -    (255,327)           -            -        -           -    (255,327)
   Shares repurchased                    -         -           -            -            -  (11,906)   (161,898)   (161,898)
   Net income                            -         -           -      125,594            -        -           -     125,594
   Other comprehensive loss, net
     of tax and reclassifications
     adjustment                          -         -           -            -       (1,094)       -           -      (1,094)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance September 30, 2005         343,956   $85,989  $1,455,795   $ (162,125)   $(100,663)  (9,319) $ (127,362) $1,151,634
                                   ======== ========= =========== ============ ============ ======== =========== ===========



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                ($ in thousands)
                                   (Unaudited)


                                           For the three months ended September 30,        For the nine months ended September 30,
                                          --------------------------------------------  --------------------------------------------
                                                  2005                   2004                   2005                   2004
                                          ---------------------  ---------------------  ---------------------  ---------------------

Net income (loss)                                     $ 38,376              $ (11,290)             $ 125,594               $ 55,370
Other comprehensive loss, net of tax
  and reclassifications adjustments*                       (19)               (16,652)                (1,094)               (17,692)
                                          ---------------------  ---------------------  ---------------------  ---------------------
  Total comprehensive income (loss)                   $ 38,357              $ (27,942)             $ 124,500               $ 37,678
                                          =====================  =====================  =====================  =====================



     * Consists of unrealized holding (losses)/gains of marketable securities and realized gains taken to income as a result of the sale of securities.

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                ($ in thousands)
                                   (Unaudited)


                                                                               2005              2004
                                                                          ----------------  ---------------

Income from continuing operations                                            $ 123,387         $   51,383
Adjustments to reconcile income from continuing operations
   to net cash provided by operating activities:
       Depreciation and amortization                                           411,990            428,191
       Gain on expiration/settlement of customer advances                         (492)           (25,345)
       Stock based compensation expense                                          6,433             44,212
       Loss on debt exchange                                                     3,175                  -
       Loss on extinguishment of debt                                                -             20,368
       Investment gain                                                            (493)                 -
       (Gain)/loss on sale of assets                                                 -             (9,365)
       Other non-cash adjustments                                                7,848             14,709
       Deferred income taxes                                                    56,231             15,123
       Change in accounts receivable                                            25,765             18,354
       Change in accounts payable and other liabilities                        (28,506)           (25,808)
       Change in other current assets                                             (993)             5,076
                                                                          ----------------  ---------------
Net cash provided by continuing operating activities                           604,345            536,898

Cash flows from (used by) investing activities:
       Proceeds from sale of assets, net of selling expenses                    24,195             59,045
       Securities sold                                                           1,112                  -
       Capital expenditures                                                   (175,460)          (200,180)
       Other assets (purchased) distributions received, net                       (803)           (26,715)
                                                                          ----------------  ---------------
Net cash used by investing activities                                         (150,956)          (167,850)

Cash flows from (used by) financing activities:
       Repayment of customer advances for
         construction and contributions in aid of construction                  (1,720)            (2,092)
       Long-term debt payments                                                  (6,173)          (513,795)
       Premiums paid to retire debt                                                  -            (20,368)
       Issuance of common stock                                                 46,739            530,197
       Dividends paid                                                         (255,327)          (747,937)
       Shares repurchased                                                     (161,898)                 -
                                                                          ----------------  ---------------
Net cash used by financing activities                                         (378,379)          (753,995)

Cash provided by discontinued operations
       Proceeds from sale of discontinued operations                            43,565                  -
       Net cash provided by discontinued operations                                571                303
                                                                          ----------------  ---------------
                                                                                44,136                303

Increase (decrease) in cash and cash equivalents                               119,146           (384,644)
Cash and cash equivalents at January 1,                                        167,463            583,671
                                                                          ----------------  ---------------

Cash and cash equivalents at September 30,                                   $ 286,609         $  199,027
                                                                          ================  ===============

Cash paid during the period for:
       Interest                                                              $ 244,395         $  264,174
       Income taxes                                                          $   2,235         $    2,196

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                           $  (9,298)        $      973
       Conversion of EPPICS                                                  $  26,154         $  111,378
       Debt-for-debt exchange                                                $   2,171         $        -
       Investment writedowns                                                 $       -         $    5,286



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies:
    -------------------------------------------

     (a)  Basis of Presentation and Use of Estimates:
          -------------------------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we," "us," "our" or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our 2004 Annual Report on Form 10-K. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown.

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

     (d)  Property, Plant and Equipment:
          ------------------------------
          Property, plant and equipment are stated at original cost or fair market value for our acquired properties, including capitalized interest. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retired is charged against accumulated depreciation.

     (e)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including intangibles. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which applies to all goodwill and other intangible assets recognized in the statement of financial position at that date, regardless of when the assets were initially recognized. This statement requires that goodwill and other intangibles (primarily trade name) with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment, at least annually. In performing this test, the Company first compares the carrying amount of its reporting units to their respective fair values. If the carrying amount of any reporting unit exceeds its fair value, the Company is required to perform step two of the impairment test by comparing the implied fair value of the reporting unit's goodwill with its carrying amount. The amortization of goodwill and other intangibles with indefinite useful lives ceased upon adoption of the statement on January 1, 2002. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.

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

     (f)  Impairment of Long-Lived Assets and  Long-Lived  Assets to Be Disposed
          ----------------------------------------------------------------------
          of:
          ---
          We review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

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

          During the third quarter of 2005 we entered into a series of forward rate agreements. These agreements protect us from a rapid rise in short-term interest rates, which would negatively impact some of our interest rate swap arrangements. These forward rate agreements did not qualify for hedge accounting. As a result, the fair value of the agreements is recorded on our balance sheet in other current assets. Changes in fair value are recognized in current earnings.

     (h)  Stock Plans:
          ------------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we apply
          Accounting Principles Board Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock.

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

          We provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for employee and non-employee director stock option grants based on the fair value of the options at the date of grant. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP) and Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:


                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                  --------------------------------       -------------------------------
                                                       2005                 2004              2005                 2004
                                                  ------------         ------------      -------------        -----------

        ($ in thousands)

        Net income (loss) available
        for common shareholders
                                      As reported    $  38,376           $(11,290)        $ 125,594            $ 55,370

        Add: Stock-based employee
        compensation expense
        included in reported net
        income, net of related tax
        effects                                          1,283             23,681             4,021              27,509


        Deduct: Total stock-based
        employee compensation
        expense determined under
        fair value based method for
        all awards, net of related
        tax effects                                     (2,109)           (27,430)           (6,640)            (35,126)
                                                     ---------           --------         ---------            --------

                                      Pro forma      $  37,550           $(15,039)        $ 122,975            $ 47,753
                                                     =========           ========         =========            ========

        Net income (loss) per
        common share available for
        common shareholders           As reported:
                                         Basic       $    0.11           $  (0.04)        $    0.37            $   0.19

                                         Diluted     $    0.11           $  (0.04)        $    0.37            $   0.18


                                      Pro forma:
                                         Basic       $    0.11           $  (0.05)        $    0.36            $   0.16

                                         Diluted     $    0.11           $  (0.05)        $    0.36            $   0.16


     (i)  Net Income (Loss) Per Common Share Available for Common Shareholders:
          ---------------------------------------------------------------------
          Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income (loss) per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible debt (EPPICS). In addition, the related interest on the debt (net of tax) is added back to income since it would not be paid if the debt was converted to common stock.

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

     Accounting for Conditional Asset Retirement Obligations
     -------------------------------------------------------
     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. Accordingly, we will adopt FIN 47 during the fourth quarter of 2005. The Company does not expect the implementation of FIN 47 to have a material effect on the Company's financial position, results of operations or cash flows.

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

     Partnerships
     ------------
     In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of EITF No. 04-5 to have a material impact on the Company's financial position, results of operations or cash flows.

(3)  Accounts Receivable:
     --------------------
     The components of accounts receivable at September 30, 2005 and December 31, 2004 are as follows:

     ($ in thousands)                              September 30, 2005     December 31, 2004
                                                 ---------------------  --------------------

     Customers                                             $ 209,756             $ 227,385
     Other                                                    30,116                42,301
     Less:  Allowance for doubtful accounts                  (31,947)              (35,996)
                                                 ---------------------  --------------------
       Accounts receivable, net                            $ 207,925             $ 233,690
                                                 =====================  ====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $990,000 and $7,196,000 for the three months ended September 30, 2005 and 2004, respectively, and $9,133,000 and $13,665,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, additional reserves are provided for known or impending telecommunications bankruptcies, disputes or other significant collection issues.

(4)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment at September 30, 2005 and December 31, 2004 is as follows:

     ($ in thousands)                         September 30, 2005      December 31, 2004
                                            ---------------------   ---------------------

     Property, plant and equipment                  $ 6,579,972             $ 6,428,364
     Less: accumulated depreciation                  (3,387,882)             (3,092,514)
                                            ---------------------   ---------------------
       Property, plant and equipment, net           $ 3,192,090             $ 3,335,850
                                            =====================   =====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $102,732,000 and $109,278,000 for the three months ended September 30, 2005 and 2004, respectively, and $317,206,000 and $333,301,000 for the nine months ended September 30, 2005 and 2004, respectively.

(5)  Discontinued Operations and Net Assets Held for Sale:
     -----------------------------------------------------

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

     Summarized financial information for CCUSA (discontinued operations) is set forth below:


                                                    December 31,
     ($ in thousands)                                  2004
                                                   ----------------

     Current assets                                     $ 2,819
     Net property, plant and equipment                    2,450
     Goodwill                                            18,853
                                                   ----------------
    Total assets of discontinued operations             $24,122
                                                   ================

     Current liabilities                                $   735
                                                   ----------------
     Total liabilities of discontinued operations       $   735
                                                   ================


                                            For the three months ended September 30,       For the nine months ended September 30,
                                           --------------------------------------------   ------------------------------------------
     ($ in thousands)                             2005                     2004                   2005                  2004
                                           --------------------   ---------------------   --------------------   -------------------

     Revenue                                      $ -                    $ 6,205                $ 4,607               $ 18,657
     Operating income                               -                      1,869                  1,489                  6,241
     Income taxes                                   -                        663                    449                  2,254
     Net income                                     -                      1,206                  1,040                  3,987
     Gain on disposal of CCUSA, net of tax          -                         -                   1,167                      -



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

(6)  Other Intangibles:
     ------------------
     Other intangibles at September 30, 2005 and December 31, 2004 are as follows:

     ($ in thousands)                                  September 30, 2005     December 31, 2004
                                                      ---------------------  ---------------------

     Customer base - amortizable over 84 to 96 months        $  994,605             $  994,605
     Trade name - non-amortizable                               122,058                122,058
                                                       ---------------------  ---------------------
       Other intangibles                                      1,116,663              1,116,663
     Accumulated amortization                                  (526,336)              (431,552)
                                                       ---------------------  ---------------------
       Total other intangibles, net                          $  590,327             $  685,111
                                                       =====================  =====================

     Amortization expense was $31,595,000 and $31,630,000 for the three months ended September 30, 2005 and 2004, respectively and $94,784,000 and $94,890,000 for the nine months ended September 30, 2005 and 2004. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will have been fully amortized.

(7)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2004 to September 30, 2005 is as follows:

                                                          Nine Months Ended September 30, 2005
                                                    -------------------------------------------------
                                                                Interest                               Interest Rate* at
                                    December 31,                  Rate                  September 30,    September 30,
($ in thousands)                       2004         Payments      Swap        Other         2005             2005
----------------                       -----        --------     -----        -----         -----            ----

Rural Utilities Service Loan
Contracts                           $   29,108     $  (6,092)   $     -     $     -      $    23,016         6.075%

Senior Unsecured Debt                4,131,803          -        (9,298)       2,171       4,124,676         8.043%

EPPICS** (reclassified as a
  result of adopting FIN 46R)           63,765          -            -       (26,154)         37,611         5.000%

ELI Capital Leases                       4,421           (81)        -           -             4,340        10.364%
Industrial Development Revenue
 Bonds                                  58,140          -            -           -            58,140         5.559%
                                    ----------     ---------   --------    ---------     -----------
TOTAL LONG TERM DEBT                $4,287,237     $  (6,173)   $(9,298)    $(23,983)    $ 4,247,783
                                    ----------     =========   ========    =========     -----------

Less:   Debt Discount                  (13,859)                                              (13,054)
Less:   Current Portion                 (6,380)                                             (227,762)
                                    ----------                                           -----------
                                    $4,266,998                                           $ 4,006,967
                                    ==========                                           ===========

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

** In  accordance  with FIN 46R,  the Trust  holding  the EPPICS and the related
Citizens Utilities Capital L.P. are now deconsolidated (see Note 14).

     Total future minimum cash payment commitments under ELI's long-term capital leases including interest amounted to $9,478,000 as of September 30, 2005.

     As of September 30, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250,000,000. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of September 30, 2005. The expiration date for the facility is October
     29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.



     For the nine months ended September 30, 2005, we retired an aggregate principal amount of $32,327,000 of debt, including $26,154,000 of EPPICS that were converted to our common stock. During the second quarter of 2005, we entered into two debt-for-debt exchanges of our debt securities. As a result, $50,000,000 of our 7.625% Notes due 2008 were exchanged for approximately $52,171,000 of our 9.00% Notes due 2031. The 9.00% Notes are callable on the same general terms and conditions as the 7.625% Notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $3,175,000 was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" which is included in investment and other income.


(8)  Net Income (Loss) Per Common Share:
     -----------------------------------
     The reconciliation of the income (loss) per common share calculation for the three and nine months ended September 30, 2005 and 2004, respectively, is as follows:


($ in thousands, except per-share amounts)        For the three months ended September 30,   For the nine months ended September 30,
                                                  ----------------------------------------   ---------------------------------------
                                                         2005               2004                  2005               2004
                                                   -----------------  -----------------      -----------------  -----------------
Net income (loss) used for basic and diluted
--------------------------------------------
   earnings per common share:
   -------------------------
Income (loss) from continuing operations                   $ 38,376          $ (12,496)          $ 123,387           $ 51,383
Income from discontinued operations                               -              1,206               2,207              3,987
                                                     ---------------    ---------------     ---------------    ---------------
Net income (loss) available to common shareholders         $ 38,376          $ (11,290)          $ 125,594           $ 55,370
                                                     ===============    ===============     ===============    ===============

Effect of conversion of preferred securities
   - EPPICS                                                     217                  -                   -                  -
                                                     ---------------    ---------------     ---------------    ---------------
Diluted net income (loss) available to common
   shareholders                                            $ 38,593          $ (11,290)          $ 125,594           $ 55,370
                                                     ===============    ===============     ===============    ===============

Basic earnings (loss) per common share:
---------------------------------------
Weighted-average shares outstanding - basic                 338,928            309,732             339,027            294,455
                                                     ---------------    ---------------     ---------------    ---------------

Income (loss) from continuing operations                   $   0.11          $   (0.04)          $    0.36           $   0.18
Income from discontinued operations                               -                  -                0.01               0.01
                                                     ---------------    ---------------     ---------------    ---------------
Net income (loss) available to common shareholders         $   0.11          $   (0.04)          $    0.37           $   0.19
                                                     ===============    ===============     ===============    ===============

Diluted earnings (loss) per common share:
-----------------------------------------
Weighted-average shares outstanding                         338,928            309,732             339,027            294,455
Effect of dilutive shares                                     3,117              4,480               3,090              5,783
Effect of conversion of preferred securities
   - EPPICS                                                   2,364                  -                   -                  -
                                                    ----------------    ---------------     ---------------    ---------------
Weighted-average shares outstanding - diluted               344,409            314,212             342,117            300,238
                                                    ================    ===============     ===============    ===============

Income (loss) from continuing operations                   $   0.11          $   (0.04)          $    0.36           $   0.17
Income from discontinued operations                               -                  -                0.01               0.01
                                                    ----------------    ---------------     ---------------    ---------------
Net income (loss) available to common shareholders         $   0.11          $   (0.04)          $    0.37           $   0.18
                                                    ================    ===============     ===============    ===============

     Stock Options
     -------------
     For the three and nine months ended September 30, 2005, options of 1,900,000 and 1,910,000, respectively, at exercise prices ranging from $13.45 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     For the three and nine months ended September 30, 2004, options of 1,913,000 and 2,495,000, respectively, at exercise prices ranging from $13.30 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

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

     In addition, restricted stock awards of 1,495,000 shares for the three and nine months ended September 30, 2005 and restricted stock awards of 1,543,000 shares for the three and nine months ended September 30, 2004, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert to Citizens common shares. As of September 30, 2005, approximately 87% of the EPPICS outstanding, or about $174,146,000 aggregate principal amount of units, have converted to 13,904,153 Citizens common shares, including 782,000 shares issued from treasury.

     At September 30, 2005, we had 542,088 shares of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have been included in the diluted income per share calculation for the three months ended September 30, 2005, however they have been excluded from the calculation for the nine months ended September 30, 2005 because their inclusion would have had an antidilutive effect.

     At September 30, 2004, we had 1,797,000 shares of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. These securities have not been included in the diluted income per common share calculation for the three and nine months ended September 30, 2004 because their inclusion would have had an antidilutive effect.

     Stock Units
     -----------
     At September 30, 2005 and 2004, we had 210,334 and 454,331 stock units, respectively, issuable under our Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.


(10) Segment Information:
     --------------------
     We operate in two segments, ILEC and ELI (a competitive local exchange carrier (CLEC)). The ILEC segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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


($ in thousands)                      For the three months ended September 30, 2005
                                      ----------------------------------------------
                                                                         Total
                                          ILEC             ELI          Segments
                                      --------------  -------------- ---------------
Revenue                                   $ 497,576        $ 39,770       $ 537,346
Depreciation and amortization               128,115           6,212         134,327
Operating income                            137,015           4,602         141,617
Capital expenditures                         57,888           3,244          61,132

($ in thousands)                              For the three months ended September 30, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI        Electric (1)     Segments
                                      --------------  -------------- --------------- -------------
Revenue                                   $ 499,978        $ 39,210         $ -       $ 539,188
Depreciation and amortization               134,787           6,121           -         140,908
Strategic alternatives and
   management succession expenses            73,051           2,807           -          75,858
Operating income (loss)                      69,324             774         (11)         70,087
Capital expenditures                         65,622           1,907           -          67,529

(1) Consists principally of post-sale activities associated with the completion of our utility divestiture program. These costs could not be accrued as a selling cost at the time of sale.

($ in thousands)                      For the nine months ended September 30, 2005
                                      ----------------------------------------------
                                                                         Total
                                          ILEC             ELI          Segments
                                      --------------  -------------- ---------------
Revenue                                 $ 1,489,590       $ 116,777     $ 1,606,367
Depreciation and amortization               393,192          18,798         411,990
Operating income                            423,589          10,037         433,626
Capital expenditures                        162,226          13,134         175,360

($ in thousands)                              For the nine months ended September 30, 2004
                                      ------------------------------------------------------------
                                                                                        Total
                                          ILEC             ELI          Electric       Segments
                                      --------------  -------------- --------------- -------------
Revenue                                 $ 1,502,283       $ 117,277       $ 9,735    $ 1,629,295
Depreciation and amortization               410,290          17,901             -        428,191
Strategic alternatives and
   management succession expenses            87,279           3,353             -         90,632
Operating income (loss)                     330,910           5,121        (2,332)       333,699
Capital expenditures                        191,934           8,066             -        200,000


The  following  table   reconciles   segment   capital   expenditures  to  total
consolidated capital expenditures.

                                       For the three months ended     For the nine months ended
($ in thousands)                            September 30,                  September 30,
                                      ------------------------------ -----------------------------
                                          2005            2004            2005           2004
                                      --------------  -------------- --------------- -------------
Total segment capital expenditures         $ 61,132        $ 67,529       $ 175,360     $ 200,000
General capital expenditures                     25               9             100           180
                                      --------------  -------------- --------------- -------------
Consolidated reported capital
   expenditures                            $ 61,157        $ 67,538       $ 175,460     $ 200,180
                                      ==============  ============== =============== =============

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The notional amounts of fixed-rate indebtedness hedged as of September 30, 2005 and December 31, 2004 were $500,000,000 and $300,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 8.13% as of September 30, 2005 and approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rates of 8.46% as of September 30, 2005 and 8.44% as of December 31, 2004, respectively). The fair value of these derivatives is reflected in other assets as of September 30, 2005, in the amount of $(4,832,000) and the related underlying debt has been decreased by a like amount. The net amounts received during the three and nine months ended September 30, 2005 as a result of these contracts amounted to $498,000 and $2,708,000, respectively, and are included as a reduction of interest expense.

     During the third quarter of 2005, we entered into a series of forward rate agreements with our swap counter-parties that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At September 30, 2005, the rates obtained under these forward rate agreements were below market rates. The fair value of these derivatives is reflected in other current assets as of September 30, 2005, in the amount of $1,305,000. Changes in the fair value of these forward rate agreements are recorded in investment and other income.

     We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.

(12) Management Succession and Strategic Alternatives Expenses:
     ----------------------------------------------------------
     On July 11, 2004, our Board of Directors announced that it had completed its review of the Company's financial and strategic alternatives. Through the first nine months of 2004, we expensed approximately $90,632,000 related to management succession and our exploration of financial and strategic alternatives.

(13) Investment and Other Income (Loss):
     -----------------------------------
     The components of investment and other income (loss) are as follows:

                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                            -----------------------------------   -----------------------------------
($ in thousands)                                  2005              2004                2005              2004
                                            -----------------  ----------------   ----------------- -----------------
Investment income (loss)                             $ 2,913         $  (2,742)           $ 9,120           $ 2,869
Gain (loss) on expiration/settlement of
   customer advances                                    (176)                -                 492            25,345
Loss on exchange of debt                                   -                 -              (3,175)                -
Premium on debt repurchases                                -           (20,368)                  -           (20,368)
Investment gain                                          688                 -               1,576                 -
Gain on forward rate agreements                        1,305                 -               1,305                 -
Gain/(loss) on sale of assets                              -            10,735                   -             9,365
Other, net                                             2,038            (1,279)              3,431              (362)
                                            -----------------  ----------------   ----------------- -----------------
  Total investment and other income (loss)           $ 6,768         $ (13,654)           $ 12,749          $ 16,849
                                            =================  ================   ================= =================

     In connection with our exchange of debt during the second quarter of 2005, we recognized a non-cash pre-tax loss of approximately $3,175,000. Investment gain represents the gain on the sale of shares of Prudential
     Financial, Inc. during the first quarter, and Global Crossing LTD during the second and third quarters of 2005.

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2005 and the four quarters of 2004. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated
     Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of September 30, 2005, EPPICS representing a total principal amount of $174,146,000 had been converted into 13,904,153 shares of Citizens common stock, and a total of $27,104,000 remains outstanding to third parties. Our long-term debt footnote indicates $37,611,000 of EPPICS outstanding at
     September 30, 2005 of which $10,506,000 is intercompany debt. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see
     Note 2).

     We adopted the provisions of FIN 46R (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004.

(15) Retirement Plans:
     -----------------
     The following table provides the components of net periodic benefit cost:

                                                                  Pension Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the nine months ended
                                                   September 30,                  September 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2005           2004           2005         2004
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                   $  1,509       $  1,133       $  4,588     $  4,311
Interest cost on projected benefit obligation    11,710         11,859         34,812       34,851
Return on plan assets                           (15,093)       (14,286)       (45,278)     (42,902)
Amortization of prior service cost and
   unrecognized net obligation                      (61)           (61)          (183)        (183)
Amortization of unrecognized loss                 2,748          2,911          7,411        6,619
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                      $    813       $  1,556       $  1,350     $  2,696
                                           =============  =============   ============ ============

                                                          Other Postretirement Benefits
                                           --------------------------------------------------------
                                           For the three months ended     For the nine months ended
                                                    September 30,              September 30,
                                           ----------------------------   -------------------------
($ in thousands)                               2005           2004           2005         2004
                                           -------------  -------------   ------------ ------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                   $    188       $     48       $    784     $    846
Interest cost on projected benefit obligation     2,736          3,203          9,041        9,517
Return on plan assets                              (312)          (641)          (936)      (1,701)
Amortization of prior service cost and
   unrecognized net obligation                     (732)          (162)          (941)        (150)
Amortization of unrecognized loss                 1,478            809          4,962        3,927
                                           -------------  -------------   ------------ ------------
Net periodic benefit cost                      $  3,358       $  3,257       $ 12,910     $ 12,439
                                           =============  =============   ============ ============

     We expect that our pension expense for 2005 will be approximately $1,800,000 (it was $3,600,000 in 2004) and no contribution will be required to be made by us to the pension plan in 2005. We expect that our retiree medical cost for 2005 will be approximately $17,000,000 (it was $16,600,000 in 2004).

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare. It includes a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The amount of the federal subsidy will be based on 28 percent of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. We have determined that the company sponsored postretirement healthcare plans that provide prescription drug benefits are actuarially equivalent to the Medicare Prescription Drug benefit. We will incorporate the impact of the federal subsidy as of the next measurement date, which is December 31, 2005.

(16) Related Party Transaction:
     --------------------------
     In June 2005, the Company sold for cash its interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24,195,000, and we recognized a gain of approximately $457,000 that is included in investment and other income.

(17) Commitments and Contingencies:
     ------------------------------
     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v.
     Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into the Company. The City alleged the existence of extensive contamination of the Penobscot River and asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, Guilford Transportation (operating as Maine Central Railroad), UGI Utilities, Inc. and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims, including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages. Trial was conducted in September and October 2005 for the first (liability) phase of the case, and a decision from the court is anticipated by year-end. We intend to continue to defend ourselves vigorously against the City's lawsuit. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

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

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. In August 2004, we notified Citibank by letter that we believe its claims for indemnification are invalid and are not supported by applicable law. We have received no further communications from Citibank since our August 2004 letter.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We have budgeted capital expenditures in 2005 of approximately $265,000,000, including $249,000,000 for ILEC and $16,000,000 for ELI.
     Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

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

     o The effects of competition from wireless, other wireline carriers (through voice over internet protocol (VOIP) or otherwise), high-speed cable modems and cable telephony;

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

     o Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators;

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

     o Adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, and/or increase the cost of financing;

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

     o Changes in income tax rates, tax laws, regulations or rulings, and/or federal or state tax assessments;

     o The effect of changes in the telecommunications market, including the likelihood of significantly increased price and service competition;

     o The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     o    Our ability to successfully renegotiate union contracts;

     o Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and our liquidity;

     o    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with environmental and worker health and safety matters;

     o The effects of any unfavorable outcome with respect to any of our current or future legal, governmental, or regulatory proceedings, audits or disputes; and

     o The effects of more general factors, including changes in economic, business and industry conditions.

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report and as presented in our 2004 Annual Report on Form 10-K. We have no obligation to update or revise these forward-looking statements.

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

Competition in the telecommunications industry is increasing. We experience competition from other wireline local carriers, from VOIP providers such as Vonage, from other long distance carriers (including Regional Bell Operating Companies), from cable companies and internet service providers with respect to internet access and cable telephony, and from wireless carriers. Competition from cable companies and other high-speed internet service providers with respect to internet access is intense and increasing in many of our markets. We expect cable telephony competition to increase. Competition from wireless companies and other long distance companies is increasing in all of our markets.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the nine months ended September 30, 2005, we used cash flow from continuing operations, proceeds from the sale of non-strategic assets, stock option exercises and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and common stock repurchases. As of September 30, 2005, we had cash and cash equivalents aggregating $286.6 million.

For the nine months ended September 30, 2005, our capital expenditures were $175.5 million, including $162.3 million for the ILEC segment, $13.1 million for the ELI segment and $0.1 million of general capital expenditures. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. For example, we will allocate significant capital to services such as high-speed internet in areas that are growing or demonstrate meaningful demand. We will continue to focus on managing our costs while increasing our investment in certain product areas such as high-speed internet. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future.

We have budgeted approximately $265.0 million for our 2005 capital projects, including $249.0 million for the ILEC segment and $16.0 million for the ELI segment. Included in these budgeted capital amounts are approximately $6.9 million of capital expenditures associated with the Communications Assistance for Law Enforcement Act (CALEA).

As of September 30, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of September 30, 2005. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

Our ongoing annual dividends of $1.00 per share under our current policy utilizes a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures particularly compared to the flexibility and ability to change capital spending we would have if we did not pay such dividends. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any material reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above are expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings in July 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over time our cash taxes will increase.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $0.2 million, $227.8 million and $37.9 million of debt maturing in the remainder of 2005, 2006 and 2007, respectively, all of which we intend to pay at or prior to maturity utilizing available cash on hand.

Share Repurchase Program
------------------------
On May 25, 2005, our Board of Directors authorized the Company to repurchase over the following twelve-month period, up to $250.0 million of the Company's common stock, either in the open market or through negotiated transactions. This share repurchase program commenced on June 13, 2005. As of September 30, 2005, the Company had committed to repurchase a total of 12,656,500 common shares at an aggregate cost of approximately $172.0 million. Of that amount, 11,906,500 shares had settled by September 30, 2005, at a cash cost of approximately $161.9 million.

Debt Reduction and Debt Exchanges
---------------------------------
For the nine months ended September 30, 2005, we retired an aggregate principal amount of $32.3 million of debt, including $26.2 million of EPPICS that were converted to our common stock. During the second quarter of 2005, we entered into two debt-for-debt exchanges of our debt securities. As a result, $50.0 million of our 7.625% Notes due 2008 were exchanged for approximately $52.2 million of our 9.00% Notes due 2031. The 9.00% Notes are callable on the same general terms and conditions as the 7.625% Notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $3.2 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" which is included in investment and other income.

We may from time to time repurchase our debt in the open market, through tender offers or privately negotiated transactions. We may also exchange existing debt obligations for newly issued debt obligations.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set in arrears. During September 2005, we entered into a series of forward rate agreements that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At September 30, 2005, the rates obtained under these forward rate agreements were below market rates. Changes in the fair value of these forward rate agreements are recorded in investment and other income.

The notional amounts of fixed-rate indebtedness hedged as of September 30, 2005 and December 31, 2004 were $500.0 and $300.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 8.13% as of September 30, 2005 and approximately 6.12% as of December 31, 2004) and receive fixed rates of interest (average receive rate of 8.46% as of September 30, 2005 and 8.44% as of December 31, 2004). All interest rate swaps are accounted for under SFAS No. 149 as fair value hedges. For the nine months ended September 30, 2005, the interest savings resulting from these interest rate swaps totaled approximately $2.7 million.

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

During 2005, we sold 79,828 shares of Global Crossing Limited for approximately $1.1 million in cash.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2005 and the four quarters of 2004. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of September 30, 2005, EPPICS representing a total principal amount of $174.2 million had been converted into 13,904,153 shares of Citizens common stock, and a total of $27.1 million remains outstanding to third parties. Our long-term debt footnote indicates $37.6 million of EPPICS outstanding at September 30, 2005 of which $10.5 million is intercompany debt. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see Note 2 and 14).

We adopted the provisions of FASB Interpretation No. 46R (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," effective January 1, 2004.

Covenants
---------
The terms and conditions contained in our indentures and credit facilities agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation.

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

Accounting for Conditional Asset Retirement Obligations
In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. Accordingly, we will adopt FIN 47 during the fourth quarter of 2005. The Company does not expect the implementation of FIN 47 to have a material effect on the Company's financial position, results of operations or cash flows.

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

Partnerships
In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of EITF No. 04-5 to have a material impact on the Company's financial position, results of operations or cash flows.

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

Consolidated revenue for the three months ended September 30, 2005 decreased $1.8 million as compared with the prior year period. The decrease is due to a $2.4 million decrease in ILEC revenue, partially offset by a $0.6 million increase in ELI revenue.

Consolidated revenue for the nine months ended September 30, 2005 decreased $22.9 million, or 1%, as compared with the prior year period. The decrease is due to a $12.7 million decrease in ILEC revenue, a $0.5 million decrease in ELI revenue and a $9.7 million decrease resulting from the sale in 2004 of our electric utility property.

On March 15, 2005, we completed the sale of our conferencing service business. As a result of the sale, we have classified the results of operations as discontinued operations in our consolidated statement of operations and restated prior periods.

Change in the number of our access lines is an important determinant of our revenue and profitability. We have been losing access lines primarily because of increased competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 75,700 access lines during the nine months ended September 30, 2005 but added approximately 78,000 high-speed internet subscribers during this period on a net basis. The loss of lines during the first nine months of 2005 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2005. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues to decrease.


                           TELECOMMUNICATIONS REVENUE

($ in thousands)                  For the three months ended September 30,         For the nine months ended September 30,
                                ----------------------------------------------  -----------------------------------------------
                                   2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ----------------------- ----------- ------------ ----------
Access services                  $ 145,915   $ 157,692    $(11,777)       -7%   $  455,389  $  474,399    $ (19,010)       -4%
Local services                     208,630     214,299      (5,669)       -3%      624,367     640,458      (16,091)       -3%
Long distance and data services     88,809      82,002       6,807         8%      255,897     240,177       15,720         7%
Directory services                  28,362      27,312       1,050         4%       84,866      82,987        1,879         2%
Other                               25,860      18,673       7,187        38%       69,071      64,262        4,809         7%
                                ----------- ----------- -----------             ----------- ----------- ------------
   ILEC revenue                    497,576     499,978      (2,402)        0%    1,489,590   1,502,283      (12,693)       -1%
ELI                                 39,770      39,210         560         1%      116,777     117,277         (500)        0%
                                ----------- ----------- -----------             ----------- ----------- ------------
                                 $ 537,346   $ 539,188    $ (1,842)        0%   $ 1,606,367 $1,619,560    $ (13,193)       -1%
                                =========== =========== ===========             =========== =========== ============


Access Services
Access services revenue for the three months ended September 30, 2005 decreased $11.8 million or 7%, as compared with the prior year period. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue decreased $11.3 million primarily due to a missed filing deadline (as discussed below), which resulted in the decrease of $10.4 million in Universal Service Fund (USF) support during the third quarter of 2005. USF subsidies also decreased due to increases in the national average cost per loop (NACPL).

Access services revenue for the nine months ended September 30, 2005 decreased $19.0 million or 4%, as compared with the prior year period. Switched access revenue decreased $6.0 million, as compared with the prior year period, primarily due to a decline in minutes of use. Special access revenue increased $9.2 million primarily due to growth in high-capacity circuits. Subsidy revenue decreased $22.2 million primarily due to decreased USF support of $18.0 million because of increases in the NACPL, the $10.4 million decrease due to the missed filing deadline and a decrease of $5.8 million related to changes in measured factors, partially offset by an increase of $8.2 million in USF surcharge rates.

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

We filed one of our USF qualifying reports two business days late and have obtained a waiver from the FCC that permits acceptance of the late-filed report. As of September 30, 2005, we had not received the waiver from the FCC and, therefore, did not qualify for $10.4 million in USF funding during the third quarter of 2005. We expect to recognize such amount as revenue during the fourth quarter of 2005.

Local Services
Local services revenue for the three months ended September 30, 2005 decreased $5.7 million or 3% as compared with the prior year period. Local revenue decreased $7.0 million primarily due to the continued loss of access lines. Enhanced services revenue increased $1.3 million, as compared with the prior year period, primarily due to sales of additional feature packages.

Local services revenue for the nine months ended September 30, 2005 decreased $16.1 million or 3% as compared with the prior year period. This decline is comprised of $12.6 million related to the continued loss of access lines and $4.0 million related to a reserve associated with state rate of return limitations on earnings. Enhanced services revenue increased $4.7 million, as compared with the prior year period, primarily due to sales of additional packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues and profitability.

Long Distance and Data Services
Long distance and data services revenue for the three months ended September 30, 2005 increased $6.8 million or 8%, as compared with the prior period primarily due to growth in sales of data services of $9.9 million (data includes high-speed internet) partially offset by decreased long distance revenue of $3.1 million because of lower pricing for long distance services.

Long distance and data services revenue for the nine months ended September 30, 2005 increased $15.7 million or 7%, as compared with the prior period primarily due to growth of $25.6 million related to data services partially offset by decreased long distance revenue of $9.9 million as a result of a decline in the average rate per long distance minute. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony may result in a loss of customers, minutes of use and further declines in the rates we charge our customers.

Directory Services
Directory  revenue  for the three  and nine  months  ended  September  30,  2005 increased $1.1 million, or 4%, and $1.9 million, or 2%, respectively, as compared with the prior year periods due to growth in yellow pages advertising.

Other
Other revenue for the three months ended September 30, 2005 increased $7.2 million or 38%, as compared with the prior year primarily due to a $5.1 million decrease in bad debt expense, increased sales of customer premise equipment
(CPE) of $1.5 million and sales of television service, which contributed $1.1 million.

Other revenue for the nine months ended September 30, 2005 increased $4.8 million, or 7% compared with the prior year primarily due to a $3.7 million decrease in bad debt expense and sales of television service, which contributed $2.1 million.

                                ELECTRIC REVENUE

      ($ in thousands)             For the nine months ended September 30,
                                ----------------------------------------------
                                   2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ----------
      Electric revenue              $ -      $ 9,735     $ (9,735)     -100%

Electric revenue for the nine months ended September 30, 2005 decreased $9.7 million, as compared with the prior year period due to the sale of our Vermont electric division on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

($ in thousands)            For the three months ended September 30,         For the nine months ended September 30,
                            ----------------------------------------------  -----------------------------------------------
                              2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                            ----------- ----------- ----------- ----------------------- ----------- ------------ ----------
Network access               $ 51,050    $ 49,655     $ 1,395         3%    $ 145,766   $ 146,392     $   (626)        0%
Electric energy and
  fuel oil purchased              -             -           -         -             -       5,523       (5,523)     -100%
                            ----------- ----------- -----------             ----------- ----------- ------------
                             $ 51,050    $ 49,655     $ 1,395         3%    $ 145,766   $ 151,915     $ (6,149)       -4%
                            =========== =========== ===========             =========== =========== ============

Network access expenses for the three months ended September 30, 2005 increased $1.4 million, or 3%, as compared with the prior year period primarily due to increased costs in circuit expense due to more data traffic associated with increased high-speed internet customers and greater long distance minutes of use in the ILEC sector, and higher costs at ELI due to increased demand.

Electric energy and fuel oil purchased for the nine months ended September 30, 2005 decreased $5.5 million, as compared with the prior year period due to the sale of our Vermont electric division on April 1, 2004. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.


                            OTHER OPERATING EXPENSES

($ in thousands)                  For the three months ended September 30,         For the nine months ended September 30,
                                ----------------------------------------------  -----------------------------------------------
                                   2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ----------  ----------- ----------- ------------ ----------
Operating expenses               $ 157,243   $ 155,249     $ 1,994         1%    $ 453,653   $ 468,507    $ (14,854)       -3%
Taxes other than income taxes       23,075      19,887       3,188        16%       73,889      71,521        2,368         3%
Sales and marketing                 30,034      27,544       2,490         9%       87,443      84,830        2,613         3%
                                ----------- ----------- -----------             ----------- ----------- ------------
                                 $ 210,352   $ 202,680     $ 7,672         4%    $ 614,985   $ 624,858    $  (9,873)       -2%
                                =========== =========== ===========             =========== =========== ============

Operating expenses for the three months ended September 30, 2005 increased $2.0 million, or 1%, as compared with the prior year period primarily due to rate increases for federal USF mandated contributions and annual fees to regulatory agencies.

Operating expenses for the nine months ended September 30, 2005 decreased $14.9 million, or 3%, as compared with the prior year period primarily due to lower billing expenses as a result of the conversion of our billing system in 2004 partially offset by rate increases for federal USF mandated contributions and annual fees to regulatory agencies. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs.

Taxes other than income taxes for the three and nine months ended September 30, 2005 increased $3.2 million, or 16%, and $2.4 million, or 3%, respectively, as compared with the prior year periods primarily due to higher gross receipts (which are generally passed through to our customers) and property taxes in the ILEC sector.

Sales and marketing expenses for the three and nine months ended September 30, 2005 increased $2.5 million, or 9%, and $2.6 million, or 3%, respectively, as compared with the prior year periods primarily due to competition for customers and the launch of new products. As our markets become more competitive and we launch new products, we expect that our marketing costs will increase.

Included in operating expenses is stock compensation expense. Stock compensation expense was $6.4 million and $7.8 million for the first nine months of 2005 and 2004, respectively. In 2006, we expect to begin expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $2.8 million of stock option expense for the year ended December 31, 2006.

Included in operating expenses is pension expense. In future periods, if the value of our pension assets or interest rates decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension expense will be approximately $1.8 million in 2005 (it was $3.6 million in 2004). In addition, as medical costs increase the costs of our postretirement benefit costs also increase. Our retiree medical costs for 2004 were $16.6 million and our current estimate for 2005 is approximately $17.0 million.

                 DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)            For the three months ended September 30,         For the nine months ended September 30,
                                ----------------------------------------------  -----------------------------------------------
                                   2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ----------------------- ----------- ------------ ----------
      Depreciation  expense      $ 102,732   $ 109,278    $ (6,546)       -6%    $ 317,206   $ 333,301    $ (16,095)       -5%
      Amortization expense          31,595      31,630         (35)        0%       94,784      94,890         (106)        0%
                                ----------- ----------- -----------             ----------- ----------- ------------
                                 $ 134,327   $ 140,908    $ (6,581)       -5%    $ 411,990   $ 428,191    $ (16,201)       -4%
                                =========== =========== ===========             =========== =========== ============


Depreciation expense for the three and nine months ended September 30, 2005 decreased $6.6 million, or 6%, and $16.1 million, or 5%, respectively, as compared with the prior year periods due to a declining asset base.

                MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

($ in thousands)                  For the three months ended September 30,         For the nine months ended September 30,
                                ----------------------------------------------  -----------------------------------------------
                                   2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                                ----------- ----------- ----------- ----------  ----------- ----------- ------------ ----------
Strategic alternatives and
  management succession expenses     $ -    $ 75,858    $ (75,858)     -100%          $ -    $ 90,632    $ (90,632)     -100%


Management succession and strategic alternatives expenses in 2004 include a mix of cash retention payments, equity awards and severance agreements.

                        INVESTMENT AND OTHER INCOME (LOSS) / INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

      ($ in thousands)              For the three months ended September 30,         For the nine months ended September 30,
                                 ----------------------------------------------  -----------------------------------------------
                                    2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                                 ----------- ----------- ----------- ----------  ----------  ----------  -----------  ----------
      Investment and
        other income (loss)         $ 6,768   $ (13,654)   $ 20,422       150%     $ 12,749    $ 16,849     $ (4,100)      -24%
      Interest expense              $85,228   $  90,863    $ (5,635)       -6%     $253,096    $286,296     $(33,200)      -12%
      Income tax expense (benefit)  $24,781   $ (21,934)   $ 46,715       213%     $ 69,892    $ 12,869     $ 57,023       443%


Investment and other income for the three months ended September 30, 2005 increased $20.4 million as compared with the prior year period primarily due to higher income from money market balances and short-term investments of $5.7 million and a $1.3 million gain on forward rate agreements in 2005, and premiums paid in 2004 to repurchase debt of $20.4 million, partially offset by a $10.7 million gain on the sales of non-strategic investments in 2004.

Investment and other income for the nine months ended September 30, 2005 decreased $4.1 million, or 24%, as compared with the prior year period. The decrease is primarily due to $25.3 million of income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties and a gain of $9.4 million on the sales of non-strategic investments, partially offset by the $20.4 million of premiums paid to repurchase debt in 2004. These decreases were partially offset in 2005 by higher income from money market balances and short-term investments of $6.3 million and the $1.3 million gain on forward rate agreements, partially offset by a $3.2 million loss on the exchange of debt during the second quarter of 2005.

Interest expense for the three months ended September 30, 2005 decreased $5.6 million, or 6%, as compared with the prior year period primarily due to conversions and refinancing of debt. Our composite average borrowing rate for the three months ended September 30, 2005 as compared with the prior year period was 7 basis points lower, decreasing from 8.0% to 7.93%.

Interest expense for the nine months ended September 30, 2005 decreased $33.2 million, or 12%, as compared with the prior year period primarily due to conversions and refinancing of debt. Our composite average borrowing rate for the nine months ended September 30, 2005 as compared with the prior year period was 16 basis points lower, decreasing from 8.06% to 7.90%.

Income taxes for the three and nine months ended September 30, 2005 increased $46.7 million and $57.0 million, respectively, as compared with the prior year periods primarily due to changes in taxable income and the effective tax rate. The effective tax rate for the first nine months of 2005 was 36.2% as compared with 20.0% for the first nine months of 2004.

                             DISCONTINUED OPERATIONS

($ in thousands)             For the three months ended September 30,         For the nine months ended September 30,
                           ----------------------------------------------  -----------------------------------------------
                              2005        2004      $ Change    % Change      2005        2004      $ Change    % Change
                           ----------- ----------- ----------------------- ----------- ----------- ------------ ----------
Revenue                          $ -     $ 6,205     $ (6,205)    -100%      $ 4,607    $ 18,657    $(14,050)      -75%
Operating income                 $ -     $ 1,869     $ (1,869)    -100%      $ 1,489    $ 6,241     $ (4,752)      -76%
Income from discontinued
   operations, net of tax        $ -     $ 1,206     $ (1,206)    -100%      $ 1,040    $ 3,987     $ (2,947)      -74%
Gain on disposal of CCUSA,
   net of tax                    $ -     $     -     $      -        -       $ 1,167    $     -     $  1,167       100%


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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2005, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap and forward rate agreements. Under the terms of the swap agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The forward rate agreements fix the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At September 30, 2005, the rates obtained under these forward rate agreements were currently below market rates.

Sensitivity analysis of interest rate exposure
At September 30, 2005, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.1 billion, based on our overall weighted average rate of 7.97% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2004.

The overall weighted average interest rate on our long-term debt and capital lease obligations increased approximately 14 basis points during the first nine months of 2005. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $216.3 million decrease in the fair value of our fixed rate obligations. However, the interest rates on most of our debt are fixed and therefore changes in market interest rates have little near-term impact on our results of operations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of September 30, 2005 is limited and relates to our investment in Adelphia, and our pension assets.

As of September 30, 2005 and December 31, 2004, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.09 and $0.39 at September 30, 2005 and December 31, 2004, respectively.

Sensitivity analysis of equity price exposure
At September 30, 2005, the fair value of the equity portion of our investment portfolio was estimated to be $0.3 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $28,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of September 30, 2005. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2005, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2005. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2005, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered  Sales of Equity  Securities  and Use of Proceeds,  Issuer
         -----------------------------------------------------------------------
         Purchases of Equity Securities
         ------------------------------

There have been no unregistered sales or purchases of equity securities.


                      ISSUER PURCHASES OF EQUITY SECURITIES
                      -------------------------------------

                                                                                            (d) Maximum
                                                                                             Approximate
                                                                        (c) Total Number    Dollar Value of
                                                                            of Shares        Shares that
                                            (a) Total                   Purchased as Part     May Yet be
                                            Number of    (b) Average       of Publicly        Purchased
                                              Shares     Price Paid per   Announced Plans   Under the Plans
Period                                      Purchased       Share          or Programs       or Programs
-----------------------------------------------------------------------------------------------------------

July 1, 2005 to July 31, 2005
Share Repurchase Program (1)                       -       $     -                -         $231,400,000
Employee Transactions (2)                          -             -                -             N/A

August 1, 2005 to August 31, 2005
Share Repurchase Program (1)               6,576,100       $ 13.68          6,576,100       $141,500,000
Employee Transactions (2)                          -             -            N/A               N/A

September 1, 2005 to September 30, 2005
Share Repurchase Program (1)               4,680,400       $ 13.56          4,680,400       $ 78,000,000
Employee Transactions (2)                        629       $ 13.51            N/A               N/A


Totals July 1, 2005 to September 30, 2005
Share Repurchase Program (1)              11,256,500       $ 13.62         11,256,500       $ 78,000,000
Employee Transactions (2)                        629       $ 13.51            N/A               N/A


(1) On May 25, 2005, our Board of Directors authorized the Company to repurchase over the following twelve-month period, up to $250.0 million of the Company's common stock, either in the open market or through negotiated transactions. This share repurchase program commenced on June 13, 2005.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Exhibits
         --------

a)       Exhibits:

          10.19.3 Summary of Non-Employee Directors' Compensation Arrangements Outside of Formal Plans as amended, effective July 1, 2005.

         10.24 Separation Agreement between Citizens Communications Company and L. Russell Mitten dated July 13, 2005.

         10.24.1 Amendment to the Separation Agreement between Citizens Communications Company and L. Russell Mitten dated August 31, 2005.

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






Date: November 2, 2005