Form 10-K
period 2005-12-31
CITIZENS COMMUNICATIONS CO
filed 2006-03-01
CIK 20520

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


                      FOR THE YEAR ENDED DECEMBER 31, 2005
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2005
                          -----------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               06-0619596
-------------------------------------    ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                     3 High Ridge Park
                    Stamford, Connecticut                   06905
                    ---------------------                   ------
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                                                           Name of each exchange on which registered
---------------------------------                                                -----------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                   Yes X    No
                                      ---     ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                   Yes      No X
                                      ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X   No
                                      ---    ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No X
                           ---    ---

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2005 was approximately $4,590,836,087 based on the closing price of $13.44 per share.

The number of shares outstanding of the registrant's Common Stock as of January 31, 2006 was 328,457,505.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's 2006 Annual Meeting of Stockholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

                       CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


                                   TABLE OF CONTENTS
                                   -----------------

                                                                                        Page
                                                                                        ----
PART I
------

Item 1.    Business                                                                        2

Item 1A.   Risk Factors                                                                    9

Item 1B.   Unresolved Staff Comments                                                      12

Item 2.    Properties                                                                     12

Item 3.    Legal Proceedings                                                              13

Item 4.    Submission of Matters to a Vote of Security Holders                            13

Executive Officers                                                                        14

PART II
-------

Item 5.    Market for Registrant's Common Equity,
               Related Stockholder Matters and Issuer Purchases of Equity Securities      16

Item 6.    Selected Financial Data                                                        21

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              22

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     38

Item 8.    Financial Statements and Supplementary Data                                    39

Item 9.    Changes in and Disagreements with Accountants on Accounting                    39
               and Financial Disclosure

Item 9A.    Controls and Procedures                                                       39

Item 9B.     Other Information                                                            39

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                             39

Item 11.   Executive Compensation                                                         39

Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                            40

Item 13.   Certain Relationships and Related Transactions                                 40

Item 14.    Principal Accountant Fees and Services                                        40

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules                                     40

Signatures                                                                                45

Index to Consolidated Financial Statements                                               F-1


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                     PART I
                                     ------

Item 1.   Business
          --------

Citizens Communications Company and its subsidiaries (Citizens) will be referred to as the "Company," "we," "us" or "our" throughout this report. Citizens was incorporated in the state of Delaware in 1935 as Citizens Utilities Company.

We are a communications company providing services to rural areas and small and medium-sized towns and cities. We offer our services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. Revenue from our Frontier and ELI operations was $2,003.3 million and $159.2 million, respectively, in 2005. In February 2006, we entered into a definitive agreement to sell ELI and we expect the sale to close in the third quarter of 2006. Among the highlights for 2005:

          *    Cash Generation
               We continued to grow free cash flow through further growth of broadband and value added services, productivity improvements, and a disciplined capital expenditure program that emphasizes return on investment.

          *    Stockholder Value
               During 2005, we repurchased $250.0 million of our common stock and we continued to pay an annual dividend of $1.00 per common share. The share repurchase program was completed during the fourth quarter of 2005.

          *    Growth
               During 2005, we added approximately 99,000 new high-speed internet customers and almost 84,000 customers began buying a bundle or package of our services. At December 31, 2005, we had more than 311,000 high-speed data customers and almost 442,000 customers buying a bundle or package of services. During 2005, we also began offering a television product in partnership with
               Echostar's DISH Network, and at the end of 2005 we had approximately 32,000 customers buying a "triple play" package of telephone, television and high-speed internet service.

Our objective is to be the leading provider of communications services to homes and businesses in our service areas. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction. We offer a variety of voice, television and internet services that are available as bundled or package solutions or, for some products, a la carte. We believe that superior customer service and innovative product positioning will continue to differentiate us from our competitors in the marketplace.

Telecommunications Services

As of December 31, 2005, we operated incumbent local exchange carriers in 23 states. Our CLEC services consist of a variety of integrated telecommunications products.

Frontier is typically the dominant incumbent carrier in the markets we serve and provides the "last mile" of telecommunications services to residential and business customers in these markets. As a CLEC, we provide telecommunications services to businesses and other carriers in competition with the incumbent. As a CLEC, we frequently obtain the "last mile" access to customers through arrangements with the applicable incumbent. Frontier and ELI are subject to different regulatory frameworks of the Federal Communications Commission (FCC). ELI does not compete with our Frontier business.

The telecommunications industry is undergoing significant changes and difficulties and our financial results reflect the impact of this challenging environment. As discussed in more detail in Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A), we operate in an increasingly challenging environment and our Frontier revenues have not been growing.

Frontier
--------

Frontier accounted for $2,003.3 million, or 93%, of our total revenues in 2005. Approximately 8% of our 2005 Frontier revenues came from federal and state subsidies and approximately 14% from regulated access charges.

Our Frontier business is primarily with residential customers and, to a lesser extent, non-residential customers. Our Frontier segment principally provides:

         *        access services,

         *        local services,

         *        long distance services,

         *        data and internet services,

         *        directory services, and

         *        television services.

Access services. We provide both switched and non-switched network access services. Switched access services allow other carriers the use of our facilities to originate and terminate their long distance voice and data traffic. These services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis and access charges are based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services. Non-switched network access services provide other carriers and high-volume commercial customers with dedicated high-capacity circuits. Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis. In addition, subsidies received from state and federal universal service funds based on the high cost of providing telephone service to certain rural areas are a part of our access services revenue.

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

Local services. We provide basic telephone wireline access services to residential and non-residential customers in our service areas. Our service areas are largely residential and are generally less densely populated than the primary service areas of the largest incumbent local exchange carriers. We also provide enhanced services to our customers by offering a number of calling features including call forwarding, conference calling, caller identification, voicemail and call waiting. We offer packages of communications services. These packages permit customers to bundle their basic telephone line with their choice of enhanced, long distance, television and internet services for a monthly fee and/or usage fee depending on the plan.

We intend to continue to increase the penetration of enhanced services. We believe that increased sales of such services will produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services. We believe that our ability to integrate these services with other services will provide us with the opportunity to capture an increased percentage of our customers' communications expenditures.

Long distance services. We offer long distance services in our territories to our customers. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Long distance network service to and from points outside of our operating territories is provided by interconnection with the facilities of interexchange carriers, or IXCs.

Data and internet services. We offer data services including internet access (via dial up or high-speed internet access), frame relay, ethernet and asynchronous transfer mode (ATM) switching in portions of our system.

Directory services. Directory services involves the provision of white and yellow page directories of residential and business listings. We provide this service through a third-party contractor and are paid a percentage of revenues from the sale of advertising in these directories. Our directory service also includes "Frontier Pages," an internet-based directory service which generates advertising revenue. We recognize the revenue from these services over the life of the related white or yellow pages book.

Television services. During 2005, we began offering a television product in partnership with Echostar's DISH Network. We provide access to all-digital television channels featuring movies, sports, news, music, and high-definition TV programming. We offer packages that include 60, 120 or 180 channels, high-definition channels, family channels and ethnic channels.

Wireless and VOIP services. During 2006, we expect to begin offering wireless data and voice services and commercial voice over internet protocol (VOIP) solutions in certain markets. Our wireless data and VOIP services utilize technologies that are relatively new, and we depend to some degree on the representations of equipment vendors, lab testing and the experiences of others who have been successful at deploying these new technologies. In addition, our success in offering wireless voice service will, to a great extent, be determined by the relationships we are developing with both wireless carriers and third-party wireless support organizations, and is also dependent on their capabilities.

The following table sets forth certain information with respect to our revenue generating units (RGUs), which consists of access lines plus high-speed internet subscribers, as of December 31, 2005 and 2004.

                                         Frontier RGUs at December 31,
                                         -----------------------------
         State                             2005              2004
         -----                             ----              ----

         New York............             994,600          1,029,700
         Minnesota...........             293,600            289,300
         Arizona.............             191,400            182,000
         California..........             184,100            179,400
         West Virginia.......             169,100            165,000
         Illinois............             129,200            128,600
         Tennessee...........             108,500            104,500
         Wisconsin...........              78,600             77,600
         Iowa................              61,900             62,100
         Nebraska............              54,500             54,400
         All other states (13)...         264,400            260,400
                                        ---------          ---------
         Total                          2,529,900          2,533,000
                                        =========          =========

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and because some customers disconnect second lines when they add high-speed internet service. We lost approximately 102,000 access lines during the year ended December 31, 2005, but added over 99,000 high-speed internet subscribers during this same period. The loss of lines during 2005 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2006. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our profitability and cash flows to decrease during 2006.

ELI
---

In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI to Integra Telecom Holdings, Inc. (Integra), for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction is expected to close during the third quarter of 2006. The closing of the sale is subject to several conditions, including the funding of Integra's fully committed financing and regulatory approvals.

ELI provides a broad range of wireline communications products and services to businesses and other carriers in the western United States. ELI accounted for $159.2 million, or 7%, of our total revenues in 2005. Our ELI revenues have declined from a peak of $240.8 million in 2000, however 2005 revenues were higher than 2004.

ELI's facilities-based network consists of optical fiber and voice and data switches. ELI has a national internet and data network with switches and routers in key cities, linked by leased transport facilities. These assets are not being sold and will continue to be owned and utilized by Frontier to carry our customers' voice, internet and data traffic. In addition, ELI has a long-haul, fiber-optic network connecting the cities it serves in the western United States, which utilizes an optically self-healing Synchronous Optical Network (SONET) architecture. ELI currently provides the full range of its services in the following cities and their surrounding areas: Boise, Idaho; Portland, Oregon; Salt Lake City, Utah; Seattle, Washington; Spokane, Washington; Phoenix, Arizona; and Sacramento, California.

Regulatory Environment

Frontier Regulation
-------------------

The majority of our operations are regulated extensively by various state regulatory agencies, often called public service or utility commissions, and the FCC.

Our Frontier segment revenue is subject to regulation by the FCC and various state regulatory agencies. We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

The Telecommunications Act of 1996, or the 1996 Act, dramatically changed the telecommunications industry. The main purpose of the 1996 Act was to open local telecommunications marketplaces to competition. The 1996 Act preempts state and local laws to the extent that they prevent competition with respect to communications services. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between CLECs and ILECs if voluntary negotiations fail. In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of requirements for access to network facilities and interconnection on all local communications providers. All incumbent local carriers must interconnect with other carriers, unbundle some of their services at wholesale rates, permit resale of some of their services, enable collocation of equipment, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originated by competing carriers under termination arrangements.

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures. In the other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. In some states, we have been required to refund customers as a result of exceeding earnings limitations. We continue to advocate our position of less regulation with various regulatory agencies.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as "price caps" for most of our operations. In May 2000, the FCC adopted a methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, reduced prices for interstate-switched access services and phased out many of the implicit subsidies in interstate access rates. The CALLS program expired in 2005. The FCC may address future changes in interstate access charges during 2006 and such changes may adversely affect our revenues and profitability.

Another goal of the 1996 Act was to remove implicit subsidies from the rates charged by local telecommunications companies. The CALLS plan addressed this requirement for interstate services. State legislatures and regulatory agencies are beginning to reduce the implicit subsidies in intrastate rates. The most common subsidies are in access rates that historically have been priced above their costs to allow basic local rates to be priced below cost. Legislation has been considered in several states to require regulators to eliminate these subsidies and implement state universal service programs where necessary to maintain reasonable basic local rates. However, not all the reductions in access charges would be fully offset. We anticipate additional state legislative and regulatory pressure to lower intrastate access rates.

Some state legislatures and regulators are also examining the provision of telecommunications services to previously unserved areas. Since many unserved areas are located in rural markets, we could be required to expand our service territory into some of these areas.

Recent and Potential Regulatory Developments
--------------------------------------------

Wireline and wireless carriers are required to provide local number  portability
(LNP). LNP is the ability of customers to switch from a wireline or wireless carrier to another wireline or wireless carrier without changing telephone numbers. We are 100% LNP capable in our largest markets and over 98% of our exchanges are LNP capable. We will upgrade the remaining exchanges in response to bona fide requests as required by the FCC order.

LNP will promote further competition in an environment where the displacement of traditional wireline services has been increasing because of technological substitutions such as cell phones, e-mail, cable telephony and Internet phone calling.

In 1994, Congress passed the Communications Assistance for Law Enforcement Act (CALEA) to ensure that telecommunication networks can meet law enforcement wiretapping needs. We expect to be fully compliant by June 2006.

The FCC is expected to address issues involving inter-carrier compensation, the universal service fund and internet telephony in 2006. The FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) addressing inter-carrier compensation on February 10, 2005. Some of the proposals being discussed with respect to inter-carrier compensation, such as "bill and keep" (under which switched access charges would be reduced or eliminated), could reduce our access revenues and our profitability. The universal service fund is under pressure as local exchange companies lose access lines and more entities, such as wireless companies, seek to receive monies from the fund. The rules surrounding the eligibility of Competitive Eligible Telecommunication Carriers, such as wireless companies, to receive universal service funds are expected to be clarified by the Federal-State Joint Board on Universal Service and the clarification of the rules may heighten the pressures on the fund. Changes in the funding or payout rules of the universal service fund could further reduce our subsidy revenues and our profitability. As discussed in MD&A, our access and subsidy revenues are important to our cash flows and both our access and subsidy revenues declined in 2005 compared to 2004. Our access revenues are likely to decline again in 2006.

The development and growth of internet telephony (also known as VOIP) by cable and other companies has increased the importance of regulators at both the federal and state levels addressing whether such services are subject to the same or different regulatory and financial schemes as traditional telephony. On November 9, 2004, the FCC issued an order in response to a petition by Vonage Holdings Corp. (Vonage), declaring that Vonage-style VOIP services are jurisdictionally interstate in nature and are thereby exempt from state telecommunications regulations. The FCC stated that its order was not limited to Vonage, but rather applied to all Vonage-type VOIP offerings provided over broadband services. The FCC did not address other related issues, such as: whether or under what terms VOIP traffic may be subject to intercarrier compensation; if VOIP services are subject to general state requirements relating to taxation and general commercial business requirements; or whether VOIP is subject to 911, universal service fund (USF), and CALEA obligations. The FCC is planning on addressing these open questions in subsequent orders in its ongoing "IP-Enabled Services Proceeding," which opened in February 2004. Internet telephony may have an advantage over our traditional services if it remains less regulated. We are actively participating in the FCC's consideration of all these issues. On June 3, 2005, the FCC issued an order requiring VOIP services interconnected to the public switched telephone network to include E-911 calling capabilities by November 28, 2005. Subsequently, the FCC issued a number of public notices detailing the steps that could be considered sufficient interim compliance. The FCC stated in a public notice that providers not in full compliance would not be required to disconnect existing subscribers but would be expected not to connect new subscribers in areas where they are not transmitting 911 calls in full compliance with the rules. On September 23, 2005, the FCC issued an order stating that both interconnected VOIP services and broadband internet access services will be required to comply with CALEA by May 12, 2007. Both the VOIP E-911 order and the CALEA order are subject to petitions for clarification and reconsideration and both have been appealed and are pending before federal courts.

The FCC's service outage reporting rules require telecommunications providers (regardless of whether they are cable, wireless or wireline communications providers) to report outages of at least a 30 minute duration that potentially affect at least 900,000 user-minutes. The initial FCC order, which included required reporting of certain non-service interrupting network outages, was partially stayed. The network modifications necessary to comply with the stayed portion of the order would cost us in excess of $16.0 million. The New York Public Service Commission is also considering network reliability requirements. We and other carriers are opposing these proposed requirements.

Some state regulators (including New York and Illinois) have in the past considered imposing on regulated companies (including us) cash management practices that could limit the ability of a company to transfer cash between its subsidiaries or to its parent company. None of the existing state requirements materially affect our cash management but future changes by state regulators could affect our ability to freely transfer cash within our consolidated companies.

ELI Regulation
--------------

As a CLEC, ELI is subject to federal, state and local regulation. However, the level of regulation is typically less than that experienced by an incumbent carrier. Local governments may require ELI to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

ELI has various interconnection agreements in the states in which it operates. These agreements govern reciprocal compensation relating to the transport and termination of traffic between the incumbent's and ELI's networks. The FCC has significantly reduced intercarrier compensation for internet service provider
(ISP) traffic, also known as "reciprocal compensation." On December 15, 2004, the FCC adopted rules that will increase costs to ELI for services that it buys from incumbent carriers.

Most state public service commissions require competitive communications providers, such as ELI, to obtain operating authority prior to initiating intrastate services. Most states also require the filing of tariffs or price lists and/or customer-specific contracts. ELI is not currently subject to rate-of-return or price regulation. However, ELI is subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to incumbent carriers.

Competition

Frontier Competition
--------------------

Competition in the telecommunications industry is intense and increasing. We experience competition from many communications service providers including cable operators, wireless carriers, VOIP providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2006 across all products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes of use in 2005 as a result of competition. Competition in our markets may result in reduced revenues in 2006.

We are responding to this competitive environment with new product offers and by bundling products and services together with an end user contract term commitment. Revenues from data services and packages continue to increase as a percentage of our total revenues. There will continue to be price and margin pressures in our business that may result in less revenues and profitability.

The telecommunications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices, and consumers are changing behavior, such as using wireless in place of wireline services and using email instead of making calls. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers.

ELI Competition
---------------

ELI  faces  significant  competition  from  incumbents  in each of its  markets.
Principal incumbent competitors include Qwest, at&t and Verizon. ELI also competes with all of the major IXCs, internet access providers and other CLECs. CLEC service providers have generally encountered intense competitive pressures, the result of which is the failure of a number of CLECs and substantial financial pressures on others.

Competitors in ELI's markets include, in addition to the incumbent providers: at&t, Sprint, Time Warner Telecom, Verizon, Integra Telecom and XO Communications. In each of the markets in which ELI operates, at least one other CLEC, and in some cases several other CLECs, offer many of the same services that ELI provides, generally at similar prices.

Competition is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. Many of our competitors have greater market presence and greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than are available to us. Competition in the CLEC industry is intense and pricing continues to decline. ELI's revenues have declined since 2000, however 2005 revenues were higher than 2004.

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

We have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners
(VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions which state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings that are equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2007 and remained in default for the duration of the contract (another 9 years), we estimate that our undiscounted purchase obligation for 2007 through 2015 would be approximately $1.26 billion. In such a scenario we would then own the power and could seek to recover our costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

Segment Information

Note 22 to Consolidated Financial Statements provides financial information about our industry segments, Frontier and ELI, for the last three fiscal years.

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations.

General

Order backlog is not a significant consideration in our businesses. We have no material contracts or subcontracts that may be subject to renegotiation of profits or termination at the election of the Federal government. We hold no patents, licenses or concessions that are material.

Employees

As of December 31, 2005, we had 6,103 employees, 5,644 of whom were associated with Frontier operations and 459 were associated with ELI. At December 31, 2005, the total number of our employees affiliated with a union was 3,302, of which approximately 1,400 are covered by agreements set to expire during 2006. We consider our relations with our employees to be good.

Available Information

We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission, or SEC, as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905
Attention: Corporate Secretary. Our website address is http://www.czn.net.

Item 1A.  Risk Factors
          ------------

Before you invest in our securities, you should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to "forward-looking statements" as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.

Risks Related to Competition and Our Industry
---------------------------------------------

     We face intense competition, which could adversely affect us.

     The telecommunications industry is extremely competitive and competition is increasing. The traditional dividing lines between long distance, local, wireless, cable and internet services are becoming increasingly blurred. Through mergers and various service expansion strategies, services providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs and other providers (or potential providers) of services, such as internet service providers, or ISPs, wireless companies, neighboring incumbents, VOIP providers such as Vonage and cable companies that may provide services competitive with ours or services that we intend to introduce. Competition is intense and increasing and we cannot assure you that we will be able to compete effectively. For example, at December 31, 2005 we had 102,000 fewer access lines than we had at December 31, 2004 and we believe wireless and cable telephony providers have increased their market share in our markets. We expect to continue to lose access lines and that competition with respect to all our products and services will increase.

     We expect competition to intensify as a result of the entrance of new competitors and the development of new technologies, products and services. We cannot predict which of the many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our competitors and us differently, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors. Increasing competition may reduce our revenues and increase our costs as well as require us to increase our capital expenditures and thereby decrease our cash flow.

     Some of our competitors have superior resources, which may place us at a cost and price disadvantage.

     Some of our current and potential competitors have market presence, engineering, technical and marketing capabilities, and financial, personnel and other resources substantially greater than ours. In addition, some of our competitors can raise capital at a lower cost than we can. Consequently, some competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages of some competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

     ELI faces substantial competition for its telecommunications services from larger companies.

     ELI's competitors for telecommunications services are primarily larger incumbents, CLECs and IXCs. Because it is not an incumbent provider, ELI's ability to succeed in the telecommunications services market depends to a large extent on its ability to provide differentiated services for business customers and to maintain its customer base and develop additional business customers.

     We anticipate that general pricing competition and pressures for CLECs will increase, including ELI. We have not obtained significant market share in any of the areas where we offer our CLEC services, nor do we expect to do so given the size of our ELI markets, the intense competition therein and the diversity of customer requirements. There can be no assurance that ELI will be able to compete effectively in any of our markets. Furthermore, the bankruptcies and weakened financial position of a number of CLECs have resulted in a more demanding operating environment for CLECs, as both customers and suppliers are more concerned about each CLEC's creditworthiness.

Risks Related to Our Business
-----------------------------

     Decreases in certain types of our revenues will impact our profitability.

     Our Frontier business has been experiencing declining access lines, switched access minutes of use, long distance prices and related revenues because of economic conditions, increasing competition, changing consumer behavior (such as wireless displacement of wireline use, email use, instant messaging and increasing use of VOIP), technology changes and regulatory constraints. These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors, together with our increasing employee costs, and the potential need to increase our capital spending, may cause our cash generated by operations to decrease.

     We may be unable to grow our revenue and cash flow despite the initiatives we have implemented.

     We must produce adequate cash flow that, when combined with funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes and maintain our current dividend policy. We have implemented several growth initiatives, including increasing our marketing expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand such as high-speed internet. There is no assurance that these initiatives will result in an improvement in our financial position or our results of operations.

     We may complete a significant business combination or other transaction that could increase our shares outstanding, affect our debt, result in a change in control, or both.

     From time to time we evaluate potential acquisitions and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. If we complete any acquisition or other arrangement, we may require additional financing that could result in an increase in our shares outstanding and/or debt, result in a change in control, or both. There can be no assurance that we will enter into any transaction.

     Our business is sensitive to the creditworthiness of our wholesale customers.

     We have substantial business relationships with other telecommunications carriers for whom we provide service. During the past few years, several of our customers have filed for bankruptcy. While these bankruptcies have not had a material adverse effect on our business to date, future bankruptcies in our industry could result in our loss of significant customers, more price competition and uncollectible accounts receivable. As a result, our revenues and results of operations could be materially and adversely affected.

Risks Related to Liquidity, Financial Resources, and Capitalization
-------------------------------------------------------------------

     Substantial debt and debt service obligations may adversely affect us.

     We have a significant amount of indebtedness. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under our existing indebtedness, which would increase our total debt.

     The significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

          * limitations on our ability to obtain additional debt or equity financing;

          * instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

          * the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, dividends and capital expenditures that could improve our competitive position or results of operations;

          * requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

          *    compromising   our   flexibility   to  plan  for,  or  react  to,
               competitive challenges in our business and the communications industry; and

          * the possibility of our being put at a competitive disadvantage with competitors who do not have as much debt as us, and competitors who may be in a more favorable position to access additional capital resources.

     We will require substantial capital to upgrade and enhance our operations.

     Replacing or upgrading our infrastructure will result in significant capital expenditures. If this capital is not available when needed, our business will be adversely affected. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. In addition, our ongoing annual dividend of $1.00 per share under our current policy utilizes a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividend will allow for adequate amounts of cash flow for capital spending and other purposes, any material reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and may require us to increase capital expenditures. In addition, we expect our cash paid for taxes to increase significantly over the next several years.

Risks Related to Regulation
---------------------------

     The access charge revenues we receive may be reduced at any time.

     A significant portion of our revenues is derived from access charges paid by IXCs for services we provide in originating and terminating intrastate and interstate traffic. The amount of access charge revenues we receive for these services is regulated by the FCC and state regulatory agencies. Recent rulings regarding access charges have lowered the amount of revenue we receive from this source. Additional actions by these agencies could further reduce the amount of access revenues we receive. In addition, a portion of our access revenues is received from state and federal universal service funds based upon the high cost of providing telephone service to certain rural areas. In the future, there may be proposals by state or federal regulatory agencies to eliminate or reduce these revenues. A material reduction in the revenues we receive from these funds would adversely affect our financial results.

     We are reliant on support funds provided under federal and state laws.

     We receive a significant portion of our revenues from the federal universal service fund and, to a lesser extent, state support funds. These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us.

     Our company and industry are highly regulated, imposing substantial compliance costs and restricting our ability to compete in our target markets.

     As an incumbent, we are subject to significant regulation from federal, state and local authorities. This regulation restricts our ability to change our rates, especially on our basic services, and imposes substantial compliance costs on us. Regulation restricts our ability to compete and, in some jurisdictions, it may restrict how we are able to expand our service offerings. In addition, changes to the regulations that govern us may have an adverse effect upon our business by reducing the allowable fees that we may charge, imposing additional compliance costs, or otherwise changing the nature of our operations and the competition in our industry.

     Recent rule changes now allow customers to retain their wireline number when switching to another service provider. This is likely to increase the number of our customers who decide to disconnect their service from us. Other pending rulemakings, including those relating to intercarrier compensation, universal service and VOIP regulations, could have a substantial adverse impact on our operations.

Risks Related to Technology
---------------------------

     In the future as competition intensifies within our markets, we may be unable to meet the technological needs or expectations of our customers, and may lose customers as a result.

     The telecommunications industry is subject to significant changes in technology. If we do not replace or upgrade technology and equipment, we will be unable to compete effectively because we will not be able to meet the needs or expectations of our customers. Replacing or upgrading our infrastructure could result in significant capital expenditures.

     In addition, rapidly changing technology in the telecommunications industry may influence our customers to consider other service providers. For example, we may be unable to retain customers who decide to replace their wireline telephone service with wireless telephone service. In addition, VOIP technology, which operates on broadband technology, now provides our competitors with a low-cost alternative to provide voice services to our customers.

Item 1B.  Unresolved Staff Comments
          -------------------------

None.

Item 2.   Properties
          ----------

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut.

An operations support office is currently located in leased premises at 180 South Clinton Avenue, Rochester, New York. In addition, our Frontier segment leases and owns space in various markets throughout the United States.

An operations support office for ELI is located in a building we own at 4400 NE 77th Avenue, Vancouver, Washington. In addition, our ELI segment leases local office space in various markets throughout the United States, and also maintains a warehouse facility in Portland, Oregon. Our ELI segment also leases network hub and network equipment installation sites in various locations throughout the areas in which it provides services. For additional information regarding obligations under lease, see Note 25 to Consolidated Financial Statements.

Our Frontier and ELI segments own telephone properties which include: connecting lines between customers' premises and the central offices; central office switching equipment; fiber-optic and microwave radio facilities; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

Item 3.   Legal Proceedings
          -----------------

The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into us. The City alleged the existence of extensive contamination of the Penobscot River and asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, Guilford Transportation (operating as Maine Central Railroad), UGI Utilities, Inc. and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims, including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages. Trial was conducted in September and October 2005 for the first (liability) phase of the case, and a decision from the court is anticipated by the end of the first quarter of 2006. We intend to continue to defend ourselves vigorously against the City's lawsuit. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We were cooperating with the patent holder to determine if we are currently using any of the processes that are protected by its patents but have not had any communication with them on this issue since mid-2004. If we determine that we are utilizing the patent holder's intellectual property, we expect to commence negotiations on a license agreement.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None in fourth quarter 2005.

Executive Officers of the Registrant

Our Executive Officers as of February 7, 2006 were:

          Name              Age             Current Position and Officer
          ----              ---             ----------------------------
Mary Agnes Wilderotter       51      Chairman of the Board and Chief Executive Officer
John H. Casey, III           49      Executive Vice President
Jerry Elliott                46      President and Acting Chief Financial Officer
Hilary E. Glassman           43      Senior Vice President, General Counsel and Secretary
Peter B. Hayes               48      Executive Vice President Sales, Marketing and Business Development
Robert J. Larson             46       Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy           41      Executive Vice President and Chief Operating Officer
Cecilia K. McKenney          43      Senior Vice President, Human Resources

There is no family relationship between directors or executive officers. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

MARY AGNES WILDEROTTER has been associated with Citizens since November 2004. She was elected Chairman of the Board and Chief Executive Officer in December 2005. Previously, she was President and Chief Executive Officer from November 2004 to December 2005. Prior to joining Citizens, she was Senior Vice President
- Worldwide Public Sector in 2004, Microsoft Corp. and Senior Vice President - Worldwide Business Strategy, Microsoft Corp., 2002 to 2004. Before that she was President and Chief Executive Officer, Wink Communications, 1997 to 2002.

JOHN H. CASEY, III has been associated with Citizens since November 1999. He is currently Executive Vice President. Previously, he was Executive Vice President and President and Chief Operating Officer of our ILEC Sector from July 2002 to December 2004. He was Vice President of Citizens, President and Chief Operating Officer, ILEC Sector from January 2002 to July 2002, Vice President and Chief Operating Officer, ILEC Sector from February 2000 to January 2002, and Vice President, ILEC Sector from December 1999 to February 2000.

JERRY ELLIOTT has been associated with Citizens since March 2002. He was elected President in December 2005 and remains Acting Chief Financial Officer until a successor Chief Financial Officer joins the Company. Previously, he was Executive Vice President and Chief Financial Officer from July 2004 to December 2005. He was Senior Vice President and Chief Financial Officer from December 2002 to July 2004 and Vice President and Chief Financial Officer from March 2002 to December 2002. Prior to joining Citizens, he was Managing Director of Morgan Stanley's Media and Communications Investment Banking Group.

HILARY E. GLASSMAN has been associated with Citizens since July 2005. Prior to joining Citizens, from February 2003, she was associated with Sandler O'Neill & Partners, L.P., an investment bank with a specialized financial institutions practice, first as Managing Director, Associate General Counsel and then as Managing Director, Deputy General Counsel. From February 2000 through February 2003, Ms. Glassman was Vice President and General Counsel of Newview Technologies, Inc. (formerly e-Steel Corporation), a privately-held software company.

PETER B. HAYES has been associated with Citizens since February 2005. He is currently Executive Vice President, Sales, Marketing and Business Development. Previously, he was Senior Vice President, Sales, Marketing and Business Development from February 2005 to December 2005. Prior to joining Citizens, he was associated with Microsoft Corp. and served as Vice President, Public Sector, Europe, Middle East, Africa from 2003 to 2005 and Vice President and General Manager, Microsoft U.S. Government from 1997 to 2003.

ROBERT J. LARSON has been associated with Citizens since July 2000. He was elected Senior Vice President and Chief Accounting Officer of Citizens in December 2002. Previously, he was Vice President and Chief Accounting Officer from July 2000 to December 2002. Prior to joining Citizens, he was Vice President and Controller of Century Communications Corp.

DANIEL J. McCARTHY has been associated with Citizens since December 1990. He is currently Executive Vice President and Chief Operating Officer. Previously, he was Senior Vice President, Field Operations from December 2004 to December 2005. He was Senior Vice President Broadband Operations from January 2004 to December 2004, President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004, President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001 and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

CECILIA K. McKENNEY has been associated with Citizens since February 2006. Prior to joining Citizens, she was the Group Vice President, Headquarters Human Resources of The Pepsi Bottling Group (PBG) from 2004 to 2005. Previously at PBG, Ms. McKenney was the Vice President, Headquarters Human Resources from 2000 to 2004.

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

                                 2005                  2004
                        -------------------    -------------------
                          High       Low         High       Low
                          ----       ---         ----       ---
    First Quarter        $14.05     $12.25      $13.25     $11.37
    Second Quarter       $13.74     $12.16      $13.54     $12.06
    Third Quarter        $13.98     $13.05      $14.80     $12.04
    Fourth Quarter       $13.57     $12.08      $14.63     $13.11

As of January 31, 2006, the approximate number of security holders of record of our common stock was 26,226. This information was obtained from our transfer agent.

                                    DIVIDENDS

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. In 2004, we paid a special, non-recurring dividend of $2.00 per share of common stock, and instituted a regular annual dividend of $1.00 per share of common stock to be paid quarterly. Cash dividends paid to shareholders were approximately $338.4 million and $832.8 million in 2005 and 2004, respectively. There are no material restrictions on our ability to pay dividends. The table below sets forth dividends paid during the periods indicated.

                                  2005             2004
                               -----------     -----------
    First Quarter                 $  0.25         $   -
    Second Quarter                $  0.25         $   -
    Third Quarter                 $  0.25         $  2.25
    Fourth Quarter                $  0.25         $  0.25



     RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

                      ISSUER PURCHASES OF EQUITY SECURITIES

The following tables display issuer purchases of equity securities for the years ended December 31, 2005 and 2004.

                                                                                       (d) Maximum
                                                                                        Approximiate
                                                                   (c) Total Number    Dollar Value of
                                                                       of Shares        Shares that
                                            (a) Total               Purchased as Part     May Yet Be
                                             Number of  (b) Average    of Publicly        Purchased
                                              Shares     Price Paid  Announced Plans    Under the Plans
 Period                                      Purchaed    per Share    or Programs        or Programs
--------------------------------------------------------------------------------------------------------

January 1, 2005 to January 31, 2005
Share Repurchase Program (1)                       -      $    -               -       $        -
Employee Transactions (2)                          -      $    -        N/A              N/A

February 1, 2005 to February 28, 2005
Share Repurchase Program (1)                       -      $    -               -       $        -
Employee Transactions (2)                          -      $    -        N/A              N/A

March 1, 2005 to March 31, 2005
Share Repurchase Program (1)                       -      $    -               -       $        -
Employee Transactions (2)                    128,049      $ 12.62       N/A              N/A

Totals January 1, 2005 to March 31, 2005
Share Repurchase Program (1)                       -      $    -               -       $        -
Employee Transactions (2)                    128,049      $ 12.62       N/A              N/A

April 1, 2005 to April 30, 2005
Share Repurchase Program (1)                       -      $    -               -       $        -
Employee Transactions (2)                          -      $    -        N/A              N/A

May 1, 2005 to May 31, 2005
Share Repurchase Program (1)                       -      $    -               -       $        -
Employee Transactions (2)                          -      $    -        N/A              N/A

June 1, 2005 to June 30, 2005
Share Repurchase Program (1)               1,400,000      $ 13.28       1,400,000      $231,400,000
Employee Transactions (2)                          -      $    -        N/A              N/A

Totals April 1, 2005 to June 30, 2005
Share Repurchase Program (1)               1,400,000      $ 13.28       1,400,000      $231,400,000
Employee Transactions (2)                          -      $    -        N/A              N/A


                                                                                       (d) Maximum
                                                                                        Approximiate
                                                                   (c) Total Number    Dollar Value of
                                                                       of Shares        Shares that
                                            (a) Total               Purchased as Part     May Yet Be
                                             Number of  (b) Average    of Publicly        Purchased
                                              Shares     Price Paid  Announced Plans    Under the Plans
 Period                                      Purchaed    per Share    or Programs        or Programs
-----------------------------------------------------------------------------------------------------------

July 1, 2005 to July 31, 2005
Share Repurchase Program (1)                        -      $     -               -      $231,400,000
Employee Transactions (2)                           -      $     -        N/A               N/A

August 1, 2005 to August 31, 2005
Share Repurchase Program (1)                6,576,100      $ 13.68       6,576,100      $141,500,000
Employee Transactions (2)                           -      $     -        N/A               N/A

September 1, 2005 to September 30, 2005
Share Repurchase Program (1)                4,680,400      $ 13.56       4,680,400      $ 78,000,000
Employee Transactions (2)                         629      $ 13.51        N/A               N/A

Totals July 1, 2005 to September 30, 2005
Share Repurchase Program (1)               11,256,500      $ 13.62      11,256,500      $ 78,000,000
Employee Transactions (2)                         629      $ 13.51        N/A               N/A

October 1, 2005 to October 31, 2005
Share Repurchase Program (1)                        -      $     -               -      $ 78,000,000
Employee Transactions (2)                           -      $     -        N/A               N/A

November 1, 2005 to November 30, 2005
Share Repurchase Program (1)                  375,000      $ 13.06         375,000      $ 73,100,000
Employee Transactions (2)                      12,435      $ 12.17        N/A               N/A

December 1, 2005 to December 31, 2005
Share Repurchase Program (1)                5,743,656      $ 12.73       5,743,656      $        -
Employee Transactions (2)                       1,155      $ 12.85        N/A               N/A

Totals October 1, 2005 to December 31, 2005
Share Repurchase Program (1)                6,118,656      $ 12.75       6,118,656      $        -
Employee Transactions (2)                      13,590      $ 12.23        N/A               N/A

Totals January 1, 2005 to December 31, 2005
Share Repurchase Program (1)               18,775,156      $ 13.32      18,775,156      $        -
Employee Transactions (2)                     142,268      $ 12.59        N/A               N/A

                                                                                       (d) Maximum
                                                                                        Approximiate
                                                                   (c) Total Number    Dollar Value of
                                                                       of Shares        Shares that
                                            (a) Total               Purchased as Part     May Yet Be
                                             Number of  (b) Average    of Publicly        Purchased
                                              Shares     Price Paid  Announced Plans    Under the Plans
 Period                                      Purchaed    per Share    or Programs        or Programs
-----------------------------------------------------------------------------------------------------------

January 1, 2004 to January 31, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                       -      $     -        N/A                  N/A

February 1, 2004 to February 28, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                       -      $     -        N/A                  N/A

March 1, 2004 to March 31, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                   3,123      $ 12.64        N/A                  N/A

Totals January 1, 2004 to March 31, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                   3,123      $ 12.64        N/A                  N/A

April 1, 2004 to April 30, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                       -      $     -        N/A                  N/A

May 1, 2004 to May 31, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                       -      $     -        N/A                  N/A

June 1, 2004 to June 30, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                       -      $     -        N/A                  N/A

Totals April 1, 2004 to June 30, 2004
Share Repurchase Program (1)                    -      $     -               -          $      -
Employee Transactions (2)                       -      $     -        N/A                  N/A


                                                                                       (d) Maximum
                                                                                        Approximiate
                                                                   (c) Total Number    Dollar Value of
                                                                       of Shares        Shares that
                                            (a) Total               Purchased as Part     May Yet Be
                                             Number of  (b) Average    of Publicly        Purchased
                                              Shares     Price Paid  Announced Plans    Under the Plans
 Period                                      Purchaed    per Share    or Programs        or Programs
-----------------------------------------------------------------------------------------------------------
July 1, 2004 to July 31, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                           -      $     -        N/A              N/A

August 1, 2004 to August 31, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                   1,503,748      $ 14.32        N/A              N/A

September 1, 2004 to September 30, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                           -      $     -        N/A              N/A

Totals July 1, 2004 to September 30, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                   1,503,748      $ 14.32        N/A              N/A

October 1, 2004 to October 31, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                           -      $     -        N/A              N/A

November 1, 2004 to November 30, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                           -      $     -        N/A              N/A

December 1, 2004 to December 31, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                           -      $     -        N/A              N/A

Totals October 1, 2004 to December 31, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                           -      $     -        N/A              N/A

Totals January 1, 2004 to December 31, 2004
Share Repurchase Program (1)                        -      $     -               -       $     -
Employee Transactions (2)                   1,506,871      $ 14.32        N/A              N/A


(1) On May 25, 2005, our Board of Directors authorized the Company to repurchase up to $250.0 million of the Company's common stock, either in the open market or through negotiated transactions. This share repurchase program commenced on June 13, 2005 and was completed during December of 2005.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Selected Financial Data
         -----------------------

($ in thousands, except per share amounts)                             Year Ended December 31,
------------------------------------------        --------------------------------------------------------------
                                                      2005          2004         2003         2002         2001
                                                  ------------   ----------- ------------ ------------ -----------
Revenue (1)                                         $ 2,162,479  $ 2,168,422  $ 2,424,174  $ 2,647,671   $ 2,435,489
Income (loss) from continuing operations before
  extraordinary expense and cumulative effect of
  changes in accounting principle (2)               $   200,168  $    66,919  $   117,703  $  (828,140)  $   (68,434)
Net income (loss)                                   $   202,375  $    72,150  $   187,852  $  (682,897)  $   (89,682)
Basic income (loss) per share of common stock
  from continuing operations before extraordinary
  expense and cumulative effect of changes in
  accounting principle (2)                          $      0.59  $      0.22  $      0.42  $     (2.95)  $     (0.30)
Available for common shareholders per basic share   $      0.60  $      0.24  $      0.67  $     (2.43)  $     (0.38)
Available for common shareholders per diluted share $      0.60  $      0.23  $      0.64  $     (2.43)  $     (0.38)
Cash dividends declared (and paid) per common share $      1.00  $      2.50  $         -  $         -   $         -

                                                                         As of December 31,
                                                  -----------------------------------------------------------------
                                                       2005          2004        2003         2002         2001
                                                  -------------  ----------- ------------ ------------  -----------
Total assets                                        $ 6,412,109  $ 6,668,419  $ 7,445,545  $ 8,144,502   $10,551,351
Long-term debt                                      $ 3,999,376  $ 4,266,998  $ 4,195,626  $ 4,957,338   $ 5,534,867
Equity units (3)                                    $         -  $         -  $   460,000  $   460,000   $   460,000
Company Obligated Mandatorily Redeemable
  Convertible Preferred Securities (4)              $         -  $         -  $   201,250  $   201,250   $   201,250
Shareholders' equity                                $ 1,041,809  $ 1,362,240  $ 1,415,183  $ 1,172,139   $ 1,946,142

(1) Represents revenue from continuing operations. Revenue from acquisitions contributed $569.8 million for the year ended December 31, 2001. Revenue from gas operations sold was $137.7 million in 2003 and $218.8 million in 2001. Revenue from electric operations sold was $9.7 million, $67.4 million, $76.6 million and $94.3 million in 2004, 2003, 2002 and 2001, respectively. Total revenue associated with these operations is available in Note 22, "Segment Information."
(2) Extraordinary expense represents an extraordinary after tax expense of $43.6 million related to the discontinuance of the application of Statement of Financial Accounting Standards No. 71 to our local exchange telephone operations in 2001. The cumulative effect of changes in accounting principles represents the $65.8 million after tax non-cash gain resulting from the adoption of Statement of Financial Accounting Standards No. 143 in 2003, and the write-off of ELI's goodwill of $39.8 million resulting from the adoption of Statement of Financial Accounting Standards No. 142 in 2002.
(3) On August 17, 2004, we issued common stock to equity unit holders in settlement of the equity purchase contract.
(4) The consolidation of this item changed effective January 1, 2004 as a result of the adoption of FIN 46R, "Consolidation of Variable Interest Entities." See Note 15 for a complete discussion.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Forward-Looking Statements
--------------------------

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

     * The effects of competition from wireless, other wireline carriers (through voice over internet protocol (VOIP) or otherwise), high speed cable modems and cable telephony;

     * The effects of general and local economic and employment conditions on our revenues;

     * Our ability to effectively manage our operations, costs, capital spending, regulatory compliance and service quality;

     * Our ability to successfully introduce new product offerings including our ability to offer bundled service packages on terms that are both profitable to us and attractive to our customers;

     * Our ability to sell enhanced and data services in order to offset ongoing declines in revenue from local services, access services and subsidies;

     * Our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess its internal control systems and disclose whether the internal control systems are effective, and the identification of any material weaknesses in our internal control over financial reporting;

     * Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulators;

     * The effects of changes in regulation in the communications industry as a result of federal and state legislation and regulation, including potential changes in access charges and subsidy payments, and regulatory network upgrade and reliability requirements;

     * Our ability to comply with federal and state regulation (including state rate of return limitations on our earnings) and our ability to successfully renegotiate state regulatory plans as they expire or come up for renewal from time to time;

     * Our ability to manage our operating expenses, capital expenditures, pay dividends and reduce or refinance our debt;

     * Adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, and/or increase the cost of financing;

     * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

     * The effects of bankruptcies in the telecommunications industry which could result in more price competition and potential bad debts;

     * The effects of technological changes and competition on our capital expenditures and product and service offerings, including the lack of assurance that our ongoing network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

     * The effects of increased medical, retiree and pension expenses and related funding requirements;

     * Changes in income tax rates, tax laws, regulations or rulings, and/or federal or state tax assessments;

     *    The  effect  of  changes  in  the  communications  market,   including
          significantly increased price and service competition;

     * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate expiring union contracts covering approximately 1,468 employees that are scheduled to expire during 2006;

     * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in the future) and our liquidity;

     *    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with worker health and safety matters;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental, or regulatory proceedings, audits or disputes; and

     * The effects of more general factors, including changes in economic, business and industry conditions.

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors" above, in evaluating any statement in this Form 10-K or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------

We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. In February 2006, we entered into a definitive agreement to sell ELI and we expect the sale to close in the third quarter of 2006.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2006 across all products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2005 as a result of competition. Competition in our markets may result in reduced revenues in 2006.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. Demand and pricing for certain CLEC services have decreased substantially, particularly for long-haul services. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by carriers.

Revenues from data and internet services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

(a) Liquidity and Capital Resources
    -------------------------------

For the year ended December 31, 2005, we used cash flows from continuing operations, the proceeds from the sale of non-strategic assets, stock option exercises and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases. As of December 31, 2005, we had cash and cash equivalents aggregating $265.8 million.

For the year ended December 31, 2005, our capital expenditures were $268.5 million, including $252.2 million for the Frontier segment, $16.1 million for the ELI segment and $0.2 million of general capital expenditures. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. For example, we will allocate significant capital to services such as high-speed internet in areas that are growing or demonstrate meaningful demand as well as the launch of new products such as wireless and VOIP services.

Increasing competition, offering new services such as wireless and VOIP, and improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. For 2006, we expect our capital expenditures to increase in order to build wireless data networks and expand the capabilities of our data networks.

As of December 31, 2005, we have available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of December 31, 2005. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. We have never borrowed any money under the facility.

Our ongoing annual dividends of $1.00 per share under our current policy utilize a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above are expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings in July 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over the next several years our cash taxes will increase substantially.

We believe our operating cash flows, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our shareholders in accordance with our dividend policy, and support our short-term and long-term operating strategies. We have approximately $227.8 million, $37.9 million and $701.1 million of debt maturing in 2006, 2007 and 2008, respectively.

Share Repurchase Programs
-------------------------
On May 25, 2005, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock. This share repurchase program commenced on June 13, 2005. As of December 31, 2005, we completed the repurchase program and had repurchased a total of 18,775,156 common shares at an aggregate cost of $250.0 million. In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. We may in the future purchase additional shares of our common stock.

Issuance of Common Stock
------------------------
On August 17, 2004 we issued 32,073,633 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460.0 million senior note component of the equity units, we repurchased $300.0 million principal amount of these notes in July 2004. The remaining $160.0 million of the senior notes were repriced and a portion was remarketed on August 12, 2004 as our 6.75% notes due August 17, 2006.

Issuance of Debt Securities
---------------------------
On November 8, 2004, we issued an aggregate $700.0 million principal amount of 6.25% senior notes due January 15, 2013 through a registered underwritten public offering. Proceeds from the sale were used to redeem our outstanding $700.0 million of 8.50% Notes due 2006.

Debt Reduction and Debt Exchanges
---------------------------------
For the year ended December 31, 2005, we retired an aggregate principal amount of $36.4 million of debt, including $30.0 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) that were converted into our common stock. During the second quarter of 2005, we entered into two debt-for-debt exchanges of our debt securities. As a result, $50.0 million of our 7.625% notes due 2008 were exchanged for approximately $52.2 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $3.2 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net. In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt securities over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in other income (loss), net.

For the year ended December 31, 2004, we retired an aggregate  $1,362.0  million
of  debt  (including  $148.0  million  of  EPPICS   conversions),   representing
approximately 28% of total debt outstanding at December 31, 2003.

During August and September 2004, we repurchased an additional $108.2 million of our 6.75% notes which, in addition to the $300.0 million we purchased in July, resulted in a pre-tax charge of approximately $20.1 million during the third quarter of 2004, but resulted in an annual reduction in interest expense of about $27.6 million per year. See the discussion below concerning EPPICS conversions for further information regarding the issuance of common stock.

We may from time to time repurchase our debt in the open market, through tender offers or privately negotiated transactions. We may also exchange existing debt obligations for newly issued debt obligations.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest rate swap agreements. Under the terms of the agreements, which qualify for hedge accounting, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set in arrears.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2005 and December 31, 2004 were $500.0 million and $300.0 million, respectively. Such contracts require us to pay variable rates of interest (average pay rates of approximately 8.60% and 6.12% as of December 31, 2005 and 2004, respectively) and receive fixed rates of interest (average receive rates of 8.46% and 8.44% as of December 31, 2005 and 2004, respectively). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the years ended December 31, 2005 and 2004, the cash interest savings resulting from these interest rate swaps totaled approximately $2.5 million and $9.4 million, respectively.

During September 2005, we entered into a series of forward rate agreements that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At December 31, 2005, the rates obtained under these forward rate agreements were below market rates. Changes in the fair value of these forward rate agreements, which do not qualify for hedge accounting, are recorded in other income (loss), net. Gains of $1.3 million and $0.6 million, respectively, were recorded during the third and fourth quarters of 2005.

Sale of Non-Strategic Investments
---------------------------------
In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI to Integra Telecom Holdings, Inc. (Integra) for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. We anticipate the recognition of a pre-tax gain on the sale of ELI of approximately $130.0 million. The transaction is expected to close in the third quarter of 2006 and is subject to regulatory and other customary approvals and conditions, as well as the funding of Integra's fully committed financing. We expect that for periods subsequent to December 31, 2005, ELI will be accounted for as a discontinued operation.

On February 1, 2005, we sold shares of Prudential Financial, Inc. for approximately $1.1 million in cash, and we recognized a pre-tax gain of approximately $0.5 million that is included in other income (loss), net.

On March 15, 2005, we completed the sale of our conferencing business for approximately $43.6 million in cash. The pre-tax gain on the sale of CCUSA was $14.1 million.

In June 2005, we sold for cash our interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24.2 million, and we recognized a pre-tax gain of approximately $457,000 that is included in other income (loss), net.

During 2005, we sold shares of Global Crossing Limited for approximately $1.1 million in cash, and we recognized a pre-tax gain for the same amount that is included in other income (loss), net.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationship with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2005 is as follows:

Contractual Obligations:
------------------------                                                  Payment due by period
                                                       ------------------------------------------------------------
                                                         Less than                                     More than
($ in thousands)                            Total          1 year        1-3 years      3-5 years       5 years
 --------------                             ------         ------        ---------      ---------       --------

Long-term debt obligations,
 excluding interest (see Note 11) (1)     $4,201,730       $227,693       $738,709     $ 5,393          $3,229,935


ELI capital lease
 obligations (see Note 25)                     4,287             41            236         310               3,700


Operating lease
   obligations (see Note 25)                  92,088         19,062         24,445      19,307              29,274


Purchase obligations (see Note 25)            76,384         30,619         29,354      11,296               5,115


Other long-term liabilities  (2)              33,785            -              -          -                 33,785
                                          -----------      ---------      ---------    --------         ----------
          Total                           $4,408,274       $277,415       $792,744     $36,306          $3,301,809
                                          ===========      =========      =========    ========         ==========

(1) Includes interest rate swaps ($(8.7) million).
(2) Consists of our Equity Providing Preferred Income Convertible Securities (EPPICS) reflected on our balance sheet.

At December 31, 2005, we have outstanding performance letters of credit totaling $22.4 million.

Management Succession and Strategic Alternatives Expenses
---------------------------------------------------------
On July 11, 2004, our Board of Directors announced that it completed its review of our financial and strategic alternatives. In 2004, we expensed $90.6 million of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36.6 million of non-cash expenses for the acceleration of stock benefits, cash expenses of $19.2 million for advisory fees, $19.3 million for severance and retention arrangements and $15.5 million primarily for tax reimbursements.

EPPICS
------
In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). These securities have an adjusted conversion price of $11.46 per Citizens common share. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of our $2.00 per share special, non-recurring dividend paid on our common stock. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in 2005, 2004 and 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of December 31, 2005, EPPICS representing a total principal amount of $178.0 million had been converted into 14,237,807 shares of our common stock, and a total of $23.3 million remains outstanding to third parties. Our long-term debt footnote indicates $33.8 million of EPPICS outstanding at December 31, 2005 of which $10.5 million is intercompany debt. Our accounting treatment of the EPPICS debt is in accordance with FIN 46R (see Notes 2 and 15).

We adopted the provisions of FASB Interpretation No. 46R (revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," effective January 1, 2004. Accordingly, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are deconsolidated.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets and the provision of guarantees of debt by our subsidiaries, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation.

Our  $200.0  million  term  loan  facility  with  the  Rural  Telephone  Finance
Cooperative (RTFC) contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters of no greater than 4.00 to 1.

Our $250.0 million credit facility contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to
(ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters of no greater than 4.50 to 1. Although the credit facility is unsecured, it will be equally and ratably secured by certain liens and equally and ratably guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed. We are in compliance with all of our debt and credit facility covenants.

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

In February 2006, we entered into a definitive agreement to sell ELI. We anticipate the recognition of a pre-tax gain on the sale of ELI of approximately $130.0 million. ELI had revenues of $159.2 million and operating income of $18.3 million for the year ended December 31, 2005. At December 31, 2005, ELI's net assets totaled $123.1 million.

Discontinued Operations
-----------------------
On March 15, 2005, we completed the sale of Conference Call USA, LLC (CCUSA) for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

Rural Telephone Bank
--------------------
In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the Administration approved the appropriate provisions in the 2006 federal budget necessary for dissolution of the RTB. We expect to receive during the second quarter of 2006 approximately $64.6 million in cash from the dissolution of the RTB, which would result in a pre-tax gain of approximately $62.0 million when we receive the cash.

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

Telecommunications Bankruptcies
Our estimate of anticipated losses related to telecommunications bankruptcies is a "critical accounting estimate." We have significant on-going normal course business relationships with many telecom providers, some of which have filed for bankruptcy. We generally reserve approximately 95% of the net outstanding pre-bankruptcy balances owed to us and believe that our estimate of the net realizable value of the amounts owed to us by bankrupt entities is appropriate. In 2005 and 2004, we had no "critical estimates" related to telecommunications bankruptcies.

Asset Impairment
In 2005 and 2004, we had no "critical estimates" related to asset impairments.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. An independent study of the estimated useful lives of our plant assets was completed in 2005. We adopted the lives proposed in that study effective October 1, 2005.

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, our reporting unit is the ILEC segment. In determining fair value of goodwill during 2005 we compared the net book value of the ILEC assets to trading values of our publicly traded common stock. Additionally, we utilized a range of prices to gauge sensitivity. Our test determined that fair value exceeded book value of goodwill. An independent third party appraiser analyzed trade name.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." We sponsor a noncontributory defined benefit pension plan covering a significant number of our employees and other post retirement benefit plans that provide medical, dental, life insurance benefits and other benefits for covered retired employees and their beneficiaries and covered dependents. The accounting results for pension and post retirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with its outside actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present basis, our pension and post retirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and post retirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the duration of our pension and postretirement benefit liabilities, the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve and Bloomberg Finance. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate declined from 6.00% at year-end 2004 to 5.625% at year-end 2005.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and post retirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 30% to 45% in fixed income securities, 45% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. In 2005, we did not change our expected long-term rate of return from the 8.25% used in 2004. Our pension plan assets are valued at actual market value as of the measurement date.

Accounting standards require that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2004, mainly due to a decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $17.4 million with a corresponding charge to shareholders' equity of $10.7 million, net of taxes of $6.7 million. In the fourth quarter of 2005, primarily due to another decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $36.4 million with a corresponding charge to shareholders' equity of $22.5 million, net of taxes of $13.9 million. These adjustments did not impact our net income or cash flows.

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

We expect that our pension and other postretirement benefit expenses for 2006 will be $15.0 million to $18.0 million (they were $19.0 million in 2005) and that no contribution will be required to be made by us to the pension plan in 2006. No contribution was made to our pension plan during 2005.

Income Taxes
Our effective tax rate is below statutory rate levels as a result of the completion of audits with federal and state taxing authorities and changes in the structure of certain of our subsidiaries.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to them.

New Accounting Pronouncements
-----------------------------

Accounting for Asset Retirement Obligations
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development or normal use of the assets and requires that a legal liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, we will settle the obligation for our recorded amount or recognize a gain or loss upon settlement.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2.8 million of expense related to the non-vested portion of previously granted stock options for the year ended December 31, 2006.

Variable Interest Entities
In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003) (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the Trust Convertible Preferred Securities (EPPICS), issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust and the related Citizens Utilities Capital L.P., were our only VIEs. Except as described in Note 15, the adoption of FIN 46R on January 1, 2004 did not have a material impact on our financial position or results of operations.

Investments
In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed not to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and were adopted for our year ended December 31, 2004. Although we have no material investments at the present time, we will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

Exchanges of Productive Assets
In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of certain non-monetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). The Statement requires that non-monetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material impact on our financial position, results of operations and cash flows.

Accounting for Conditional Asset Retirement Obligations
In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Although a liability exists for the removal of poles and asbestos, sufficient information is not available currently to estimate our liability, as the range of time over which we may settle theses obligations is unknown or cannot be reasonably estimated. The adoption of FIN 47 during the fourth quarter of 2005 had no impact on our financial position or results of operations.

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

Partnerships
In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of EITF No. 04-5 to have a material impact on our financial position, results of operations or cash flows.

(b) Results of Operations
    ---------------------
                                     REVENUE

Frontier revenue is generated primarily through the provision of local, network access, long distance and data services. Such services are provided under either a monthly recurring fee or based on usage at agreed upon rates and are not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

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

Consolidated revenue decreased $5.9 million in 2005. The decrease in 2005 is primarily due to a $9.7 million decrease resulting from the sale in 2004 of our electric utility property, partially offset by an increase of $3.8 million in ILEC and ELI revenue.

Consolidated revenue decreased $255.8 million, or 11% in 2004. The decrease in 2004 was primarily due to $228.9 million of decreased gas and electric revenue primarily due to the disposition of our Arizona gas and electric operations, The Gas Company in Hawaii and our Vermont electric division and $26.9 million of decreased telecommunications revenue.

Consolidated revenue decreased $223.5 million, or 8% in 2003. The decrease in 2003 was primarily due to $192.7 million of decreased gas and electric revenue primarily due to the disposition of our Arizona gas and electric operations and The Gas Company in Hawaii division and $30.8 million of decreased telecommunications revenue.

On March 15, 2005, we completed the sale of our conferencing service business. As a result of the sale, we have classified the results of operations as discontinued operations in our consolidated statement of operations and restated prior periods.

On April 1, 2003, we sold approximately 11,000 telephone access lines in North Dakota. The revenues related to these access lines totaled $1.9 million for the year ended December 31, 2003.

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology, and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 102,000 access lines during 2005 but added approximately 99,000 high-speed internet subscribers during this same period. The loss of lines during 2005 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2006. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease in 2006.

                    TELECOMMUNICATIONS REVENUE

($ in thousands)                        2005                              2004                  2003
----------------            ------------------------------  -------------------------------  ----------
                              Amount    $ Change   % Change   Amount     $ Change  % Change    Amount
                            ---------- -------------------- -----------  ------------------  ----------
Access services             $  623,918  $ (10,278)     -2%  $  634,196   $ (32,846)    -5%   $  667,042
Local services                 829,801    (21,376)     -3%     851,177      (7,825)    -1%      859,002
Long distance services         169,496    (14,127)     -8%     183,623     (15,759)    -8%      199,382
Data and internet services     175,026     36,795      27%     138,231      30,779     29%      107,452
Directory services             113,092      2,469       2%     110,623       3,689      3%      106,934
Other                           91,985      7,178       8%      84,807       4,448      6%       80,359
                            ---------- ----------           -----------  ----------           ----------
  ILEC revenue               2,003,318        661       0%   2,002,657     (17,514)    -1%    2,020,171
ELI                            159,161      3,131       2%     156,030      (9,359)    -6%      165,389
                            ---------- ----------           -----------  ----------           ----------
                            $2,162,479  $   3,792       0%  $2,158,687   $ (26,873)    -1%   $2,185,560
                            ========== ==========           ===========  ==========           ==========

Access Services
Access services revenue for the year ended December 31, 2005 decreased $10.3 million or 2%, as compared with the prior year. Switched access revenue decreased $9.5 million, as compared with the prior year period, primarily due to a decline in minutes of use. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue decreased $15.9 million primarily due to decreased Universal Service Fund (USF) support of $19.2 million because of increases in the national average cost per loop (NACPL) and a decrease of $2.0 million related to changes in measured factors, partially offset by an increase of $6.4 million in USF surcharge rates. Special access revenue increased $15.1 million primarily due to growth in high-capacity circuits.

Access services revenue for the year ended December 31, 2004 decreased $32.8 million or 5%, as compared with the prior year. Switched access revenue decreased $19.6 million primarily due to $8.3 million attributable to a decline in minutes of use, the $7.4 million effect of federally mandated access rate reductions and $2.7 million associated with state intrastate access rate reductions. Subsidies revenue decreased $12.8 million primarily due to an $8.3 million decline in federal USF support because of increases in the NACPL, including a $3.5 million accrual recorded during the third quarter of 2004 for mistakes made during 2002 and 2003 by the agency that calculates subsidy payments and true-ups related to 2002. The decreases were partially offset by an increase in USF surcharge revenue of $2.1 million resulting from a rate increase.

Increases in the number of competitive communications companies (including wireless companies) receiving federal subsidies may lead to further increases in the NACPL, thereby resulting in further decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability and cash flow.

Local Services
Local services revenue for the year ended December 31, 2005 decreased $21.4 million or 3% as compared with the prior year. This decline is comprised of $18.8 million related to the continued loss of access lines and $4.0 million related to a reserve associated with state rate of return limitations on earnings. Enhanced services revenue increased $5.9 million, as compared with the prior year, primarily due to sales of additional product packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues and profitability and cash flow.

Local services revenue for the year ended December 31, 2004 decreased $7.8 million or 1% as compared with the prior year. Local revenue decreased $17.9 million primarily due to $4.7 million related to continued losses of access lines, $2.2 million as a result of refunds to customers because of state earnings limitations, the termination of an operator services contract of $3.4 million, $3.5 million in decreased local measured service revenue and a decline of $2.0 million in certain business services revenue. Enhanced services revenue increased $10.1 million, primarily due to sales of additional product packages.

Long Distance Services
Long distance services revenue for the year ended December 31, 2005 decreased $14.1 million or 8%, as compared with the prior year primarily due to a decline in the average rates we bill for long distance services. Our long distance minutes of use increased slightly during 2005. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during 2006.

Long distance services revenue for the year ended December 31, 2004 decreased $15.8 million or 8%, as compared with the prior year primarily due to a decline in the average rate per minute. Our long distance minutes of use increased during 2004.

Data and Internet Services
Data and internet services revenue for the years ended December 31, 2005 and 2004 increased $36.8 million, or 27%, and $30.8 million, or 29%, respectively, as compared with the prior year primarily due to growth in data and high-speed internet services.

Directory Services
Directory revenue for the years ended December 31, 2005 and 2004 increased $2.5 million, or 2%, and $3.7 million, or 3%, respectively, as compared with the prior year due to growth in yellow pages advertising.

Other
Other revenue for the year ended December 31, 2005 increased $7.2 million, or 8%, compared with the prior year primarily due to a $4.8 million decrease in bad debt expense and sales of television service.

Other revenue for the year ended December 31, 2004 increased $4.4 million or 6%, as compared with the prior year primarily due to a $4.1 million carrier dispute settlement, a decline in bad debt expense of $3.2 million and an increase in service activation revenue of $2.5 million, partially offset by decreases of $3.6 million in sales of customer premise equipment (CPE) and $1.5 million in call center services revenue.

ELI
ELI revenue for the year ended December 31, 2005 increased $3.1 million, or 2%, primarily due to increased demand and growth in local and data services. For the year ended December 31, 2004, ELI revenue decreased $9.4 million, or 6%, primarily due to lower demand and prices for long-haul services and lower reciprocal compensation revenues.

                            GAS AND ELECTRIC REVENUE

 ($ in thousands)                            2005                            2004                2003
 ----------------           -------------------------------  --------------------------------  ----------
                              Amount    $ Change   % Change   Amount     $ Change    % Change    Amount
                            ---------- --------------------  -----------  -------------------  -----------
 Gas revenue                 $     -    $      -         0%     $     -  $ (137,686)   -100%    $ 137,686
 Electric revenue            $     -    $ (9,735)     -100%     $ 9,735  $  (91,193)    -90%    $ 100,928

Gas revenue
We did not have any gas operations in the years ended December 31, 2005 and 2004.

Electric revenue
Electric revenue for the year ended December 31, 2005 decreased $9.7 million as compared with the prior year due to the sale of our Vermont electric division on April 1, 2004. Electric revenue for the year ended December 31, 2004 decreased
$91.2 million, or 90%, as compared with the prior year. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

 ($ in thousands)                          2005                            2004                      2003
 ----------------            -------------------------------   --------------------------------  ----------
                               Amount    $ Change   % Change     Amount     $ Change   % Change     Amount
                             ---------- --------------------   -----------  -------------------  ----------
 Network access              $ 195,491    $ 2,076       1%     $ 193,415    $ (26,006)    -12%    $ 219,421
 Gas purchased                       -          -       0%             -      (82,311)   -100%       82,311
 Electric energy and fuel
  oil purchased                      -     (5,523)   -100%         5,523      (58,308)    -91%       63,831
                             ---------- ----------             -----------  ----------           ----------
                             $ 195,491    $(3,447)     -2%     $ 198,938    $(166,625)    -46%    $ 365,563
                             ========== ==========             ===========  ==========           ==========

Network access
Network  access  expenses for the year ended  December 31, 2005  increased  $2.1 million, or 1%, as compared with the prior year primarily due to increased costs in circuit expense due to more data traffic associated with increased high-speed internet  customers  and greater  long  distance  minutes of use in the Frontier sector,  and higher  costs at ELI due to  increased  demand.  As we  continue to increase our sales of data products  such as high-speed  internet and expand the availability  of our unlimited long distance  calling plans,  our network access expense is likely to increase.

Network access  expenses for the year ended  December 31, 2004  decreased  $26.0 million,  or 12%, as compared  with the prior year  primarily  due to  decreased costs in long distance access expense related to rate changes  partially  offset by increased  circuit expense  associated with  additional  high-speed  internet customers.  ELI costs  declined due to a drop in demand  coupled  with  improved network cost efficiencies.

Gas purchased
We did not have any gas operations in the years ended December 31, 2005 and 2004.

Electric energy and fuel oil purchased
Electric energy and fuel oil purchased for the year ended December 31, 2005 decreased $5.5 million as compared with the prior year due to the sale of our Vermont electric division on April 1, 2004. Electric energy and fuel oil purchased for the year ended December 31, 2004 decreased $58.3 million, or 91%, as compared with the prior year. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                            OTHER OPERATING EXPENSES

($ in thousands)                              2005                            2004               2003
----------------               ------------------------------ ------------------------------- ----------
                                Amount    $ Change   % Change   Amount     $ Change  % Change  Amount
                               ---------- ------------------- ------------  ----------------- ----------
Operating expenses             $ 607,581  $ (15,436)     -2%   $ 623,017   $ (61,952)    -9%  $ 684,969
Taxes other than income taxes     93,115       (771)     -1%      93,886      (2,870)    -3%     96,756
Sales and marketing              117,484      2,448       2%     115,036       2,653      2%    112,383
                               ---------- ----------          -----------  ----------         ----------
                               $ 818,180  $ (13,759)     -2%   $ 831,939   $ (62,169)    -7%  $ 894,108
                               ========== ==========          ===========  ==========         ==========

Operating Expenses
Operating expenses for the year ended December 31, 2005 decreased $15.4 million, or 2%, as compared with the prior year primarily due to lower billing expenses as a result of the conversion of one of our billing systems in 2004 partially offset by rate increases for federal USF mandated contributions and annual fees to regulatory agencies. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in reductions in personnel and an increase in severance costs. As a result of early retirement being offered to certain of our employees during the first quarter of 2006 we expect to recognize $3.5 million to $4.0 million of severance costs in the first quarter of 2006.

Operating expenses for the year ended December 31, 2004 decreased $62.0 million, or 9%, as compared with the prior year primarily due to decreased operating expenses in the public services sector due to the sales of our utilities and increased operating efficiencies and a reduction of personnel in our communications business.

Operating expenses in 2004 include $4.2 million of expenses attributable to our efforts to comply with the internal control requirements of the Sarbanes-Oxley Act of 2002.

Included in operating expenses is stock compensation expense. Stock compensation expense was $8.4 million and $11.0 million for the years ended December 31, 2005 and 2004, respectively. In 2006, we expect to begin expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $2.8 million of stock option expense related to the non-vested portion of previously granted stock options for the year ended December 31, 2006.

Included in operating expenses is pension and other postretirement benefit expenses. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement benefit expenses will decrease from $19.0 million in 2005 to approximately $15.0 million to $18.0 million in 2006 and that no contribution will be required to be made by us to the pension plan in 2006. No contribution was made to our pension plan during 2005.

Taxes Other than Income Taxes
Taxes other than income taxes for the year ended December 31, 2004 decreased $2.9 million, or 3%, as compared with the prior year primarily due to decreased property taxes in the public services sector of $11.6 million due to the sales of our utilities and lower gross receipts taxes of $3.7 million in the Frontier sector that were partially offset by higher payroll, property and franchise taxes of $13.0 million.

Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2005 increased $2.4 million, or 2%, as compared with the prior year primarily due to increased marketing and advertising in an increasingly competitive environment and the launch of new products. As our markets become more competitive and we launch new products, we expect that our marketing costs will increase.

Sales and marketing expenses for the year ended December 31, 2004 increased $2.7 million, or 2%, as compared with the prior year primarily due to increased costs in the Frontier sector.

                      DEPRECIATION AND AMORTIZATION EXPENSE

 ($ in thousands)                      2005                            2004               2003
 ----------------      ------------------------------- ------------------------------- ----------
                         Amount    $ Change   % Change   Amount     $ Change  % Change  Amount
                       ---------- -------------------- -----------  ------------------ ----------
 Depreciation expense  $ 415,581  $ (28,707)     -6%   $ 444,288    $ (22,035)    -5%  $ 466,323
 Amortization expense    126,378       (142)      0%     126,520         (318)     0%    126,838
                       ---------- ----------           -----------  ----------         ----------
                       $ 541,959  $ (28,849)     -5%   $ 570,808    $ (22,353)    -4%  $ 593,161
                       ========== ==========           ===========  ==========         ==========

Depreciation expense for the years ended December 31, 2005 and 2004 decreased $28.7 million, or 6%, and $22.0 million, or 5%, respectively, as compared with the prior years due to a declining asset base. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2005. Based on the study and our planned capital expenditures, we expect that our depreciation expense will decline in 2006 by approximately 12.5% compared to 2005. The decline is principally the result of extending the remaining useful lives of our copper facilities from approximately 16 years to a range of 26 to 30 years.

 RESERVE FOR TELECOMMUNICATIONS BANKRUPTCIES / RESTRUCTURING AND OTHER EXPENSES /
            MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

($ in thousands)                                   2005                         2004                  2003
----------------                   ------------------------------ -------------------------------  ----------
                                    Amount    $ Change   % Change   Amount     $ Change  % Change    Amount
                                   ---------- ------------------- ------------  ------------------ -----------
Reserve for (recovery of)
   telecommunications bankruptcies    $  -     $      -        0%    $     -    $  4,377   -100%   $ (4,377)
Restructuring and other expenses      $  -     $      -        0%    $     -    $ (9,687)  -100%   $  9,687
Management succession and
   strategic alternatives expenses    $  -     $ (90,632)   -100%    $ 90,632   $      -      0%   $ 90,632

On July 11, 2004, our Board of Directors announced that it completed its review of our financial and strategic alternatives. In 2004, we expensed $90.6 million of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36.6 million of non-cash expenses for the acceleration of stock benefits, cash expenses of $19.2 million for advisory fees, $19.3 million for severance and retention arrangements and $15.5 million primarily for tax reimbursements.

During the fourth quarter of 2003, an agreement with WorldCom/MCI was approved by the bankruptcy court settling all pre-bankruptcy petition obligations and receivables. This settlement resulted in reduction to our reserve of approximately $6.6 million in the fourth quarter of 2003. During the second quarter of 2003, we reserved approximately $2.3 million of trade receivables with Touch America as a result of Touch America's filing for bankruptcy. These receivables were generated as a result of providing ordinary course telecommunication services. If other telecommunications companies file for bankruptcy, we may have additional significant reserves in future periods.

Restructuring and other expenses for 2003 primarily consisted of severance expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer used.

                   LOSS ON IMPAIRMENT

             ($ in thousands)        2003
             ----------------      ----------
                                     Amount
                                   ----------
              Loss on impairment    $ 15,300


During the third and fourth quarters of 2003, we recognized additional pre-tax impairment losses of $4.0 million and $11.3 million related to our Vermont property to write down assets to be sold to our best estimate of their net realizable value upon sale.

          INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
                          INCOME TAX EXPENSE (BENEFIT)

  ($ in thousands)                       2005                         2004                2003
  ----------------      ------------------------------- ------------------------------- ----------
                         Amount     $ Change   % Change   Amount     $ Change  % Change  Amount
                        ---------- -------------------- -----------  ------------------ ----------
  Investment income      $  18,236  $ (15,380)    -46%   $  33,616   $  23,198   -223%   $  10,418
  Other income (loss),
   net                   $  (1,674) $  51,685     -97%   $ (53,359)  $ (97,418)  -221%   $  44,059
  Interest expense       $ 338,903  $ (40,118)    -11%   $ 379,021   $ (37,499)    -9%   $ 416,520
  Income tax expense     $  84,340  $  73,918     709%   $  10,422   $ (54,354)    84%   $  64,776

Investment Income
Investment income for the year ended December 31, 2005 decreased $15.4 million, or 46%, as compared with the prior year primarily due to the sale in 2004 of our investments in D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC), partially offset by higher income in 2005 from short-term investments.

Investment income for the year ended December 31, 2004 increased $23.2 million as compared with the prior year primarily due to the sale of our investments in D & E and HTCC and higher income from short-term investments.

Other Income (Loss), net
Other income, net for the year ended December 31, 2005 increased $51.7 million, or 97%, as compared to prior year. The increase is primarily due to a pre-tax loss from the early extinguishment of debt of $66.5 million in 2004 and a net loss on sales of assets of $1.9 million, which is primarily attributable to the loss on the sale of our corporate aircraft, partially offset by $25.3 million in income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. In addition, during 2005 $7.0 million was reserved in the fourth quarter in connection with a lawsuit, and during the second quarter we incurred a $3.2 million loss on the exchange of debt, partially offset by gains on our forward rate agreements

Other loss, net for the year ended December 31, 2004 increased $97.4 million as compared to prior year primarily due to a pre-tax loss from the early extinguishment of debt of $66.5 million in 2004, and the recognition in 2003 of $69.5 million in non-cash pre-tax gains related to a capital lease termination and a capital lease restructuring at ELI, partially offset in 2004 by $25.3 million in income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties and a net loss on sales of assets in 2004 of $1.9 million, which is primarily attributable to the loss on the sale of our corporate aircraft, compared to a net loss on sales of assets in 2003 of $20.5 million.

Interest Expense
Interest expense for the year ended December 31, 2005 decreased $40.1 million, or 11%, as compared with the prior year primarily due to the retirement and refinancing of debt. Our composite average borrowing rate for the year ended December 31, 2005 as compared with the prior year was 2 basis points lower, decreasing from 7.96% to 7.94%.

Interest expense for the year ended December 31, 2004 decreased $37.5 million, or 9%, as compared with the prior year primarily due to the retirement of debt. Our composite average borrowing rate for the year ended December 31, 2004 as compared with the prior year was 11 basis points lower, decreasing from 8.07% to 7.96%.

Income Taxes
Income taxes for the year ended December 31, 2005 increased $73.9 million, as compared with the prior year primarily due to changes in taxable income and the effective tax rate. The effective tax rate for 2005 was 29.6% as compared with 13.5% for 2004. Our effective tax rate was below statutory rates in both years as a result of the completion of audits with federal and state taxing authorities and changes in the structure of certain of our subsidiaries.

Income taxes for the year ended December 31, 2004 decreased $54.4 million, or 84%, as compared with the prior year primarily due to changes in taxable income
(loss). The effective tax rate for 2004 was 13.5% as compared with an effective tax rate of 34.3% for 2003.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

($ in thousands)                                         2003
----------------                                      ----------
                                                        Amount
                                                      ----------
Cumulative effect of change in accounting principle   $ 65,769

During the first quarter of 2003, as a result of our adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we recognized an after tax non-cash gain of approximately $65.8 million.

                             DISCONTINUED OPERATIONS

($ in thousands)                     2005       2004       2003
----------------                   ---------- ---------- --------
                                    Amount     Amount     Amount
                                   ---------- ---------- --------
Revenue                             $ 4,607    $ 24,558  $ 20,764
Operating income                    $ 1,489    $  8,188  $  6,820
Income taxes                        $   449    $  2,957  $  2,440
Net income                          $ 1,040    $  5,231  $  4,380

On March 15, 2005, we completed the sale of CCUSA for $43.6 million in cash. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2005, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest expense, we have entered into interest rate swap agreements. Under the terms of the agreements, which qualify for hedge accounting, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate for these interest rate swaps is set in arrears. For the years ended December 31, 2005 and 2004, the cash interest savings resulting from these interest rate swaps totaled approximately $2.5 million and $9.4 million, respectively.

During September 2005, we entered into a series of forward rate agreements that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At December 31, 2005, the rates obtained under these forward rate agreements were below market rates. A gain for the changes in the fair value of these forward rate agreements of $1.9 million is included in other income (loss) net for the year ended December 31, 2005.

Sensitivity analysis of interest rate exposure
At December 31, 2005, the fair value of our long-term debt and capital lease obligations was estimated to be approximately $4.0 billion, based on our overall weighted average borrowing rate of 8.05% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity since December 31, 2004.

The overall weighted average interest rate increased in 2005 by approximately 22 basis points. A hypothetical increase of 81 basis points in our weighted average interest rate (10% of our overall weighted average borrowing rate) would result in an approximate $210.3 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of December 31, 2005 is limited to our investment in Adelphia, and our pension assets of $762.2 million.

As of December 31, 2005 and December 31, 2004, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.04 and $0.39 at December 31, 2005 and December 31, 2004, respectively.

Sensitivity analysis of equity price exposure
At December 31, 2005, the fair value of the equity portion of our investment portfolio was estimated to be $0.1 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $12,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of December 31, 2005. It does not consider those exposures or positions which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The following documents are filed as part of this Report:

          1. Financial Statements, See Index on page F-1.

          2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          ---------------------

None.

Item 9A.  Controls and Procedures
          -----------------------
(i)  Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2005, that our disclosure controls and procedures are effective.

(ii) Internal Control Over Financial Reporting
     (a) Management's annual report on internal control over financial reporting Our management report on internal control over financial reporting appears on page F-2 and is incorporated by reference.
     (b) Attestation report of registered public accounting firm The attestation report of KPMG LLP, our independent registered public accounting firm, on management's assessment of the effectiveness of our internal control over financial reporting appears on page F-3 and is incorporated by reference.
     (c) Changes in internal control over financial reporting We reviewed our internal control over financial reporting at December 31, 2005. There has been no change in our internal control over financial reporting during the last fiscal quarter of 2005 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information
          -----------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005.

                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

          List of Documents Filed as a Part of This Report:

               (1)  Index to Consolidated Financial Statements:

Independent Auditors' Report

Consolidated balance sheets as of December 31, 2005 and 2004
Consolidated statements of operations for the years ended
   December 31, 2005, 2004 and 2003

Consolidated statements of shareholders' equity for the years ended
   December 31, 2005, 2004 and 2003

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended
   December 31, 2005, 2004 and 2003

Notes to consolidated financial statements

               (2)  Index to Financial Statement Schedules:

                    Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

               (3)  Index to Exhibits:

Exhibit
  No.     Description
-------   -----------
  3.1 Restated Certificate of Incorporation of Citizens Communications Company, (incorporated by reference to Exhibit 3.200.1 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2000, File No. 001-11001).

  3.2 By-laws of Citizens Communications Company, as amended (incorporated by reference to Exhibit 3.200.5 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, File No. 001-11001).
  4.1 Certificate of Trust of Citizens Communications Trust dated as of April 27, 2001 (incorporated by reference to Exhibit 4.5 of the Registrant's Amendment No.1 to Form S-3 filed May 7, 2001 (Registration No. 333-58044)).
  4.2 Trust Agreement of Citizens Capital Trust I, dated as of April 27, 2001 (incorporated by reference to Exhibit 4.6 of the Registrant's Amendment No.1 to Form S-3 filed May 7, 2001 (Registration No. 333-58044)).
  4.3 Form of Senior Note due 2011 (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
  4.5 Form of Senior Note due 2008 and due 2031 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
  4.6 Form of Senior Note due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on November 12, 2004, File No. 001-11001).
  4.7 5% Convertible Subordinated Debenture due 2036 (incorporated by reference to Exhibit A to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.8 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust (incorporated by reference to
          Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.9 Convertible Preferred Security Certificate (incorporated by reference to Exhibit A-1 to Exhibit 4.200.4 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.10 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P. (incorporated by reference to Exhibit 4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.11 Partnership Preferred Security Certificate (incorporated by reference to Annex A to Exhibit 4.200.6 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.12 Convertible Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as guarantee trustee (incorporated by reference to Exhibit 4.200.8 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.13 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as guarantee trustee (incorporated by reference to Exhibit 4.200.9 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.14 Letter of Representations dated January 18, 1996, from Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC (incorporated by reference to Exhibit 4.200.10 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.15 Indenture of Securities, dated as of August 15, 1991, and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.100.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 1991, File No. 001-11001).
  4.16 Indenture, dated as of January 15, 1996, between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as indenture trustee (incorporated by reference to Exhibit 4.200.1 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.16 First Supplemental Indenture, dated as of January 15, 1996, between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as indenture trustee (incorporated by reference to Exhibit 4.200.2 to the Registrant's Form 8-K Current Report filed May 28, 1996, File No. 001-11001).
  4.17 Third Supplemental Indenture, dated April 15, 1994, to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.100.6 to the Registrant's Form 8-K Current Report filed July 5, 1994, File No. 001-11001).
  4.18    Fourth  Supplemental  Indenture,  dated  October 1, 1994,  to JPMorgan
          Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.100.7 to Registrant's Form 8-K Current Report filed January 3, 1995, File No. 001-11001).

  4.19 Fifth Supplemental Indenture, dated as of June 15, 1995, to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.100.8 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
  4.20 Sixth Supplemental Indenture, dated as of October 15, 1995, to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (incorporated by reference to Exhibit 4.100.9 to Registrant's Form 8-K Current Report filed March 29, 1996, File No. 001-11001).
  4.21 Seventh Supplemental Indenture, dated as of June 1, 1996 to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), (incorporated by reference to Exhibit 4.100.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
  4.22 Eighth Supplemental Indenture, dated as of December 1, 1996 to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), (incorporated by reference to Exhibit 4.100.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-11001).
  4.23 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as trustee (incorporated by reference to
          Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
  4.24 First Supplemental Indenture, dated as of May 23, 2001, to Senior Indenture, (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on May 24, 2001, File No. 001-11001).
  4.25 Second Supplemental Indenture, dated as of June 19, 2001, to Senior Indenture, dated as of May 23, 2001 (incorporated by reference to
          Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on June 21, 2001, File No. 001-11001).
  4.26 Third Supplemental Indenture, dated as of November 12, 2004, to Senior Indenture, dated as of May 23, 2001 (incorporated by reference to
          Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 12, 2004, File No. 001-11001).
  4.27 Indenture, dated as of August 16, 2001, between Citizens Communications Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee (incorporated by reference to
          Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2001, File No. 001-11001).
  4.28 Underwriting Agreement dated November 8, 2004, between Citizens Communications Company and J.P. Morgan Securities Inc., as Representative of the several listed Underwriters, relating to the sale of $700,000,000 principal amount of the 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on November 12, 2004, File No. 001-11001).
  10.1 Competitive Advance and Revolving Credit Facility Agreement for $250,000,000 dated October 29, 2004 (incorporated by reference to
          Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, File No. 001-11001).
  10.2 Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan dated as of May 18, 2004, (incorporated by reference to Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2004, File No. 001-11001).
  10.3 Amendment No. 1 to the Citizens Communications Company (f/k/a Citizens Utilities Company) Non-Employee Directors' Deferred Fee Equity Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 20, 2005, File No. 001-11001).
  10.4 Separation Agreement between Citizens Communications Company and Leonard Tow effective July 10, 2004 (incorporated by reference to
          Exhibit 10.2.4 of the Registrants' Quarterly Report on Form 10-Q for the six months ended June 30, 2004, File No. 001-11001).
  10.5 Incentive Award Agreement between Citizens Communications Company and Scott N. Schneider, effective March 11, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-11001).
  10.6 Citizens Executive Deferred Savings Plan dated January 1, 1996 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
  10.7 Citizens Incentive Plan restated as of March 21, 2000 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-11001).
  10.8 1996 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A filed on March 29, 1996, File No. 001-11001).
  10.8.1 2000 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A filed on April 20, 2005, File No. 001-11001).
  10.9 Amendment to 1996 Equity Incentive Plan (incorporated by reference to Exhibit B to the Registrant's definitive proxy statement on Schedule 14A filed on March 31, 1997, File No. 001-11001).

  10.10 Amendment to 1996 Equity Incentive Plan (effective March 4, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, File No. 001-11001).
  10.11   Citizens  401(K)  Savings Plan  effective  as of January 1, 1997,  as amended (incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 2001, File No. 001-11001).
  10.12 Loan Agreement between Citizens Communications Company and Rural Telephone Finance Cooperative for $200,000,000 dated October 24, 2001 (incorporated by reference to Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001, File No. 001-11001).
  10.13 Amendment No. 1, dated as of March 31, 2003, to Loan Agreement between Citizens Communications Company and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2003, File No. 001-11001).
  10.14 Employment Agreement between Citizens Communications Company and Mary Agnes Wilderotter, effective November 1, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, File No. 001-11001).
  10.15 Employment Agreement between Citizens Communications Company and Jerry Elliott, effective September 1, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, File No. 001-11001).
  10.16 Employment Agreement between Citizens Communications Company and Robert Larson, effective September 1, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2004, File No. 001-11001).
  10.17   Employment Agreement between Citizens Communications Company and John
          H. Casey, III, effective February 15, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-11001).
  10.18 Offer of Employment Letter between Citizens Communications Company and Peter B. Hayes, effective February 1, 2005 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-11001).
  10.19 Separation Agreement between Citizens Communications Company and L. Russell Mitten dated July 13, 2005 (incorporated by reference to
          Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2005, File No. 001-11001).
  10.20 Amendment to the Separation Agreement between Citizens Communications Company and L. Russell Mitten dated August 31, 2005 (incorporated by reference to Exhibit 10.24.1 to the Registrant's Quarterly Report on Form 10-Q for the nine months ended September 30, 2005, File No. 001-11001).
  10.21 Summary of Compensation Arrangements for Named Executive Officers Outside of Employment Agreements (incorporated by reference to Exhibit
          10.1 to the Registrant's Current Report on Form 8-K filed February 28, 2006, File No. 001-11001).
  10.22 Summary of Non-Employee Directors' Compensation Arrangements Outside of Formal Plans, as amended, effective December 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 20, 2005, File No. 001-11001).
  10.23   Membership    Interest    Purchase    Agreement    between   Citizens
          Communications Company and Integra Telecom Holdings, Inc. dated February 6, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2006, File No. 001-11001).
  10.24 Stock Redemption Agreement between Citizens Utilities Rural Company, Inc. and The Rural Telephone Bank effective November 10, 2005 (including schedule of substantially identical agreements with other Subsidiaries of the Registrant).
  12.1 Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
  21.1    Subsidiaries of the Registrant
  23.1    Auditors' Consent
  31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
  31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.8.1,  10.9, 10.10,  10.11,
10.14,  10.15,  10.16,  10.17,  10.18,  10.20,  10.21 and  10.22 are  management contracts or compensatory plans or arrangements.

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

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                           By:    /s/ Mary Agnes Wilderotter
                                  ----------------------------------
                                      Mary Agnes Wilderotter
                         Chairman of the Board and Chief Executive Officer

                                        March 1, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2006.

               Signature                              Title
               ---------                              -----

     /s/ Leroy T. Barnes, Jr.                    Director
---------------------------------------
        (Leroy T. Barnes, Jr.)

     /s/ Jerry Elliott                           President; Acting Chief
---------------------------------------          Finiancial Officer and Director
        (Jerry Elliott)

     /s/ Jeri B. Finard                          Director
---------------------------------------
        (Jeri B. Finard)

     /s/ Lawton Fitt                             Director
---------------------------------------
        (Lawton Fitt)

     /s/ Stanley Harfenist                       Director
---------------------------------------
        (Stanley Harfenist)

     /s/ William Kraus                           Director
---------------------------------------
        (William Kraus)

     /s/ Robert J. Larson                        Senior Vice President and Chief
---------------------------------------          Accounting Officer
        (Robert J. Larson)

     /s/ Howard L. Schrott                       Director
---------------------------------------
        (Howard L. Schrott)

     /s/ Larraine D. Segil                       Director
---------------------------------------
        (Larraine D. Segil)

     /s/ Bradley E. Singer                       Director
---------------------------------------
        (Bradley E. Singer)

     /s/ Edwin Tornberg                          Director
---------------------------------------
        (Edwin Tornberg)

     /s/ David H. Ward                           Director
---------------------------------------
        (David H. Ward)

     /s/ Myron A. Wick, III                      Director
---------------------------------------
        (Myron A. Wick, III)

     /s/ Mary Agnes Wilderotter                  Chairman and Chief Executive
---------------------------------------          Officer
        (Mary Agnes Wilderotter)



                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                                  Page
----                                                                                                  ----

Management's Report on Internal Control Over Financial Reporting                                       F-2

Report of Independent Registered Public Accounting Firm                                                F-3

Report of Independent Registered Public Accounting Firm                                                F-4

Consolidated balance sheets as of December 31, 2005 and 2004                                           F-5

Consolidated statements of operations for the years ended
   December 31, 2005, 2004 and 2003                                                                    F-6

Consolidated statements of shareholders' equity for the years ended
   December 31, 2005, 2004 and 2003                                                                    F-7

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2005, 2004 and 2003                                                                    F-7

Consolidated statements of cash flows for the years ended
   December 31, 2005, 2004 and 2003                                                                    F-8

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2005 and for the period then ended.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.





Stamford, Connecticut
March 1, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
Citizens Communications Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Citizens Communications Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens Communications Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Citizens Communications Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citizens Communications Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.


                                                 /s/  KPMG LLP

Stamford, Connecticut
March 1, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------





The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens Communications Company and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.




                                                  /s/ KPMG LLP




Stamford, Connecticut
March 1, 2006

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                                ($ in thousands)

                                                                                                 2005           2004
                                                                                             -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                   $   265,775    $   163,759
   Accounts receivable, less allowances of $32,408 and $35,996, respectively                       229,107        233,690
   Prepaid expenses                                                                                 27,449         30,551
   Other current assets                                                                             19,764         18,758
   Assets of discontinued operations                                                                     -         24,122
                                                                                             -------------- --------------
     Total current assets                                                                          542,095        470,880

Property, plant and equipment, net                                                               3,186,465      3,335,850
                                                                                                         0              0
Goodwill, net                                                                                    1,921,465      1,921,465
Other intangibles, net                                                                             558,733        685,111
Investments                                                                                         19,136         23,062
Other assets                                                                                       184,215        232,051
                                                                                             -------------- --------------
        Total assets                                                                           $ 6,412,109    $ 6,668,419
                                                                                             ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Long-term debt due within one year                                                          $   227,734    $     6,380
   Accounts payable                                                                                152,081        169,754
   Advanced billings                                                                                29,245         29,446
   Income taxes accrued                                                                              5,776         27,446
   Other taxes accrued                                                                              28,970         30,179
   Interest accrued                                                                                101,030         82,534
   Other current liabilities                                                                        71,806         71,046
   Liabilities of discontinued operations                                                                -            735
                                                                                             -------------- --------------
      Total current liabilities                                                                    616,642        417,520

Deferred income taxes                                                                              325,084        232,766
Other liabilities                                                                                  429,198        388,895
Long-term debt                                                                                   3,999,376      4,266,998

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares; 328,168,000 and 339,633,000 outstanding and 343,956,000 and 339,635,000 issued at December 31, 2005 and 2004,
     respectively)                                                                                  85,989         84,909
   Additional paid-in capital                                                                    1,374,610      1,664,627
   Accumulated deficit                                                                             (85,344)      (287,719)
   Accumulated other comprehensive loss, net of tax                                               (123,242)       (99,569)
   Treasury stock                                                                                 (210,204)            (8)
                                                                                             -------------- --------------
     Total shareholders' equity                                                                  1,041,809      1,362,240
                                                                                             -------------- --------------
        Total liabilities and shareholders' equity                                             $ 6,412,109    $ 6,668,419
                                                                                             ============== ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                 ($ in thousands, except for per-share amounts)

                                                                         2005           2004            2003
                                                                    --------------- --------------  --------------
Revenue                                                                $ 2,162,479    $ 2,168,422     $ 2,424,174

Operating expenses:
    Cost of services (exclusive of depreciation and amortization)          195,491        198,938         365,563
    Other operating expenses                                               818,180        831,939         894,108
    Depreciation and amortization                                          541,959        570,808         593,161
    Recovery of telecommunications bankruptcies                                  -              -          (4,377)
    Restructuring and other expenses                                             -              -           9,687
    Loss on impairment                                                           -              -          15,300
    Management succession and strategic alternatives expenses
      (see Note 13)                                                              -         90,632               -
                                                                    --------------- --------------  --------------
Total operating expenses                                                 1,555,630      1,692,317       1,873,442
                                                                    --------------- --------------  --------------
Operating income                                                           606,849        476,105         550,732

Investment income                                                           18,236         33,616          10,418
Other income (loss), net                                                    (1,674)       (53,359)         44,059
Interest expense                                                           338,903        379,021         416,520
                                                                    --------------- --------------  --------------
    Income from continuing operations before income taxes, dividends on convertible preferred securities and cumulative effect
      of change in accounting principle                                    284,508         77,341         188,689

Income tax expense                                                          84,340         10,422          64,776
                                                                    --------------- --------------  --------------
    Income from continuing operations before dividends on convertible preferred securities and cumulative effect of change in
      accounting principle                                                 200,168         66,919         123,913

Dividends on convertible preferred securities, net of income tax
      benefit of $(3,853)*                                                       -           6,210
                                                                    --------------- --------------  --------------
Income from continuing operations before cumulative effect of change
    in accounting principle                                                200,168         66,919         117,703


Discontinued operations (see Note 8):
    Income from operations of discontinued conferencing business
       (including gain on disposal of $14,061 in 2005)                      15,550          8,188           6,820
    Income tax expense                                                      13,343          2,957           2,440
                                                                    --------------- --------------  --------------
    Income from discontinued operations                                      2,207          5,231           4,380
                                                                    --------------- --------------  --------------
    Income before cumulative effect of change in accounting principle      202,375         72,150         122,083

Cumulative effect of change in accounting principle, net of tax of
    $0, $0 and $41,591, respectively                                             -              -          65,769
                                                                    --------------- --------------  --------------
    Net income available for common shareholders                       $   202,375    $    72,150     $   187,852
                                                                    =============== ==============  ==============
Basic income per common share:
    Income from continuing operations before cumulative effect of
      change in accounting principle                                   $      0.59    $      0.22     $      0.42
    Income from discontinued operations                                       0.01           0.02            0.02
    Income from cumulative effect of change in accounting principle              -              -            0.23
                                                                    --------------- --------------  --------------
    Net income per common share available for common shareholders      $      0.60    $      0.24     $      0.67
                                                                    =============== ==============  ==============
Diluted income per common share:
    Income from continuing operations before cumulative effect of
      change in accounting principle                                   $      0.59    $      0.22     $      0.41
    Income from discontinued operations                                       0.01           0.01            0.01
    Income from cumulative effect of change in accounting principle              -              -            0.22
                                                                    --------------- --------------  --------------
    Net income per common share available for common shareholders      $      0.60    $      0.23     $      0.64
                                                                    =============== ==============  ==============

 * The consolidation of this item changed effective January 1, 2004 as a result of the application of a newly mandated accounting standard "FIN 46R." See Note 15 for a complete discussion.


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                 ($ in thousands, except for per-share amounts)



                                                                                       Accumulated
                                         Common Stock      Additional    Retained         Other        Treasury Stock     Total
                                      -------------------   Paid-In      Earnings     Comprehensive  ----------------- Shareholders'
                                       Shares    Amount     Capital      (Deficit)    Income (Loss)  Shares    Amount     Equity
                                      --------- --------- ------------ -------------- ------------- -------- ---------- ------------

Balance December 31, 2002              294,080  $ 73,520  $1,943,406     $ (553,033)  $(102,169)   (11,598) $ (189,585) $ 1,172,139
Stock plans                              1,354       338       9,911              -           -        873     14,450        24,699
Net income                                   -         -           -        187,852           -          -          -       187,852
Other comprehensive income, net of tax
   and reclassifications adjustments         -         -           -              -      30,493          -          -        30,493
                                      --------- --------- ------------ -------------- ------------ --------- ---------- ------------
Balance December 31, 2003              295,434    73,858   1,953,317       (365,181)    (71,676)   (10,725)  (175,135)    1,415,183
Stock plans                              4,821     1,206      14,236              -           -      6,407    106,823       122,265
Conversion of EPPICS                    10,897     2,724     133,621              -           -        725     11,646       147,991
Conversion of Equity Units              28,483     7,121     396,221              -           -      3,591     56,658       460,000
Dividends on common stock of
   $2.50 per share                           -         -    (832,768)             -           -          -          -      (832,768)
Net income                                   -         -           -         72,150           -          -          -        72,150
Tax benefit on equity forward contracts      -         -           -          5,312           -          -          -         5,312
Other comprehensive loss, net of tax
   and reclassifications adjustments         -         -           -              -     (27,893)         -          -       (27,893)
                                      --------- --------- ------------ -------------- -----------  --------- ---------- ------------
Balance December 31, 2004              339,635    84,909   1,664,627       (287,719)    (99,569)        (2)        (8)    1,362,240
Stock plans                              2,096       524      24,039              -           -      2,598     34,689        59,252
Conversion of EPPICS                     2,225       556      24,308              -           -        391      5,115        29,979
Dividends on common stock of
   $1.00 per share                           -         -    (338,364)             -           -          -          -      (338,364)
Shares repurchased                           -         -           -              -           -    (18,775)  (250,000)     (250,000)
Net income                                   -         -           -        202,375           -          -          -       202,375
Other comprehensive loss, net of tax
   and reclassifications adjustments         -         -           -              -     (23,673)         -          -       (23,673)
                                      --------- --------- ------------ -------------- ------------ --------- ---------- ------------
Balance December 31, 2005              343,956  $ 85,989  $1,374,610      $ (85,344)  $(123,242)   (15,788) $ (210,204) $ 1,041,809
                                      ========= ========= ============ ============== ============ ========= ========== ============

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                 ($ in thousands, except for per-share amounts)

                                                       2005             2004           2003
                                                   --------------   -------------  -------------
Net income                                             $ 202,375        $ 72,150      $ 187,852
Other comprehensive income (loss), net of tax
  and reclassifications adjustments*                     (23,673)        (27,893)        30,493
                                                   --------------   -------------  -------------
  Total comprehensive income                           $ 178,702        $ 44,257      $ 218,345
                                                   ==============   =============  =============

* Consists of unrealized holding (losses)/gains of marketable securities, realized gains taken to income as a result of the sale of securities and minimum pension liability (see Note 21).


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                                ($ in thousands)


                                                                    2005             2004              2003
                                                               ---------------  ----------------  ----------------
Cash flows provided by (used in) operating activities:
Net income                                                        $ 202,375         $  72,150         $ 187,852
       Deduct: Gain on sale of discontinued operations               (1,167)                -                 -
       Income from discontinued operations                           (1,040)           (5,231)           (4,380)
       Cumulative effect of change in accounting principle for
         the adoption of SFAS No. 143                                     -                 -           (65,769)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                        541,959           570,808           593,161
       Gain on expiration/settlement of customer advance               (681)          (25,345)           (6,165)
       Gain on capital lease termination/restructuring                    -                 -           (69,512)
       Stock based compensation expense                               8,427            47,581             8,956
       Loss on debt exchange                                          3,175                 -                 -
       Loss on extinguishment of debt                                     -            66,480            10,851
       Investment gains                                                (492)          (12,066)                -
       Gain on sales of assets                                            -             1,945            20,492
       Loss on impairment                                                 -                 -            15,300
       Other non-cash adjustments                                    20,481            30,397            20,091
       Deferred taxes                                               100,636            24,016            74,508
       Change in accounts receivable                                  4,583            11,895            69,619
       Change in accounts payable and other liabilities             (33,399)          (67,499)         (113,532)
       Change in other current assets                                  (640)           (3,694)              748
                                                               ---------------  ----------------  ----------------
Net cash provided by operating activities                           844,217           711,437           742,220

Cash flows provided from (used by) investing activities:
       Proceeds from sales of assets, net of selling expenses        24,195            30,959           388,079
       Proceeds from sale of discontinued operations                 43,565                 -                 -
       Capital expenditures                                        (268,459)         (275,204)         (277,371)
       Securities purchased                                               -                 -            (1,680)
       Securities sold                                                1,112            26,514                 -
       Other asset (purchased) distributions received                 5,724           (28,110)               68
                                                               ---------------  ----------------  ----------------
Net cash provided from (used by) investing activities              (193,863)         (245,841)          109,096

Cash flows provided from (used by) financing activities:
       Repayment of customer advances for construction
         and contributions in aid of construction                    (1,662)           (2,089)          (10,030)
       Long-term debt borrowings                                          -           700,000                 -
       Debt issuance costs                                                -           (15,502)                -
       Long-term debt payments                                       (6,433)       (1,214,018)         (653,442)
       Premium to retire debt                                             -           (66,480)          (10,851)
       Issuance of common stock                                      47,550           544,562            13,209
       Shares repurchased                                          (250,000)                -                 -
       Dividends paid                                              (338,364)         (832,768)                -
                                                               ---------------  ----------------  ----------------
Net cash used by financing activities                              (548,909)         (886,295)         (661,114)

Cash flows of discontinued operations
       Operating cash flows                                             578             1,361               956
       Investing cash flows                                              (7)             (571)             (644)
       Financing cash flows                                               -                (3)              (20)
                                                               ---------------  ----------------  ----------------
                                                                        571               787               292

Increase (decrease) in cash and cash equivalents                    102,016          (419,912)          190,494
Cash and cash equivalents at January 1,                             163,759           583,671           393,177
                                                               ---------------  ----------------  ----------------

Cash and cash equivalents at December 31,                         $ 265,775         $ 163,759         $ 583,671
                                                               ===============  ================  ================

Cash paid during the period for:
       Interest                                                   $ 318,638         $ 370,128         $ 418,561
       Income taxes (refunds)                                     $   4,711         $  (4,901)        $  (2,532)

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                $ (13,193)        $  (6,135)        $  (6,057)
       Conversion of EPPICS                                       $  29,980         $ 147,991         $       -
       Debt-for-debt exchange                                     $   2,171         $       -         $       -
       Investment write-downs                                     $       -         $   5,286         $       -


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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:
    -----------------------------------------------------------------------

     (a)  Description of Business:
          ------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we," "us," the "Company," or "our" in this report. We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In addition, we provide competitive local exchange carrier, or CLEC, services to business customers and to other communications carriers in certain metropolitan areas in the western United States through Electric Lightwave, LLC, or ELI, our wholly-owned subsidiary. In February 2006, we entered into a definitive agreement to sell ELI and we expect the sale to close in the third quarter of 2006.

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

     (d)  Revenue Recognition:
          --------------------

          Frontier - Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our statement of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

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

     (f)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses and have determined for the year ended December 31, 2005 that there was no impairment (see Notes 2 and 7). All intangibles at December 31, 2005 are associated with the Frontier segment, which is the reporting unit.

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

     (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          ---------------------------------------------------------------------
          Of:
          ---
          We review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value (see Note 5).

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

          On the date we enter into a derivative contract that qualifies for hedge accounting, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

          We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133, as amended. As a result, the fair value of the swaps is carried on the balance sheet in other current assets and the related hedged liabilities are also adjusted to fair value by the same amount.

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

     (j)  Income Taxes and Deferred Income Taxes:
          ---------------------------------------
          We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement basis and the tax basis of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to reverse.

     (k)  Stock Plans:
          ------------
          We have various stock-based compensation plans. Awards under these plans are granted to eligible officers, management, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock based awards. As permitted by current accounting rules, we apply Accounting Principles Board Opinions (APB) No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock.

          SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic-valued-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123, as amended.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"). SFAS 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required the adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2,800,000 of expense related to the non-vested portion of previously granted stock options for the year ended December 31, 2006.

          We provide pro forma net income and pro forma net income per common share disclosures for employee and non-employee director stock option grants based on the fair value of the options at the date of grant (see Note 18). For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP) and Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:

                                                                              2005              2004            2003
                                                                         ---------------- ----------------- --------------
             ($ in thousands)
             ----------------

             Net income available for common
             shareholders                                 As reported       $202,375          $72,150         $ 187,852
             Add: Stock-based employee compensation
             expense included in reported net income,
             net of related tax effects                                        5,267           29,381             6,014

             Deduct: Total stock-based employee
             compensation expense determined under fair
             value based method for all awards, net of
             related tax effects                                              (8,165)         (38,312)          (16,139)
                                                                            --------        ---------         ---------
                                                          Pro forma         $199,477          $63,219         $ 177,727
                                                                            ========        =========         =========

             Net income per common share                  As reported:
                available for common shareholders            Basic          $   0.60          $  0.24         $    0.67
                                                             Diluted            0.60             0.23              0.64

                                                          Pro forma:
                                                             Basic          $   0.59          $  0.21         $    0.63
                                                             Diluted            0.59             0.20              0.61

          In connection with the payment of the special, non-recurring dividend of $2.00 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     (l)  Net Income Per Common Share Available for Common Shareholders:
          --------------------------------------------------------------
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible debt. In addition, the related interest on debt (net of tax) is added back to income since it would not be paid if the debt was converted to common stock.

 (2) Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Accounting for Asset Retirement Obligations
     -------------------------------------------
     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. As a result of our adoption of SFAS No. 143, we recognized an after tax non-cash gain of approximately $65,769,000. This gain resulted from the elimination of the cumulative cost of removal included in accumulated depreciation and is reflected as a cumulative effect of a change in accounting principle in our statement of operations in 2003, as we have no legal obligation to remove certain of our long-lived assets.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS 123R commencing January 1, 2006 and expect to recognize approximately $2,800,000 of expense related to the non-vested portion of previously granted stock options for the year ended December 31, 2006.

     Variable Interest Entities
     --------------------------
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We reviewed all of our investments and determined that the Trust Convertible Preferred Securities (EPPICS), issued by our consolidated wholly-owned subsidiary, Citizens Utilities Trust and the related Citizens Utilities Capital L.P., were our only VIEs. Except as described in Note 15, the adoption of FIN 46R on January 1, 2004 did not have a material impact on our financial position or results of operations.

     Investments
     -----------
     In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1), which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and were adopted for our year ended December 31, 2004. Although we have no material investments at the present time, we will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

     Exchanges of Productive Assets
     ------------------------------
     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of certain non-monetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). The Statement requires that non-monetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material impact on our financial position, results of operations and cash flows.

     Accounting for Conditional Asset Retirement Obligations
     -------------------------------------------------------
     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN

     47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Although a liability exists for the removal of poles and asbestos, sufficient information is not available currently to estimate our liability, as the range of time over which we may settle theses obligations is unknown or cannot be reasonably estimated. The adoption of FIN 47 during the fourth quarter of 2005 had no impact on our financial position or results of operations.

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

     Partnerships
     ------------
     In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. We do not expect the adoption of EITF No. 04-5 to have a material impact on our financial position, results of operations or cash flows.

 (3) Accounts Receivable:
     --------------------

     The components of accounts receivable at December 31, 2005 and 2004 are as follows:


($ in thousands)                                     2005             2004
----------------                                 --------------  ---------------

End user                                             $ 226,717        $ 227,385
Other                                                   34,798           42,301
Less:  Allowance for doubtful accounts                 (32,408)         (35,996)
                                                 -------------    -------------
   Accounts receivable, net                          $ 229,107        $ 233,690
                                                 =============    =============

     We maintain an allowance for estimated bad debts based on our estimate of collectibility of our accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $13,510,000, $17,906,000 and $21,540,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

(4)  Property, Plant and Equipment:
     ------------------------------

     The components of property, plant and equipment at December 31, 2005 and 2004 are as follows:

                                                            Estimated
($ in thousands)                                           Useful Lives           2005              2004
----------------                                       ------------------- ----------------- -----------------

Land                                                           N/A               $    20,748       $    21,481
Buildings and leasehold improvements                      30 to 41 years             359,339           357,983
General support                                           3 to 17 years              413,512           414,360
Central office/electronic circuit equipment               5 to 11 years            2,611,934         2,536,579
Cable and wire                                            15 to 60 years           3,085,338         2,972,919
Other                                                     5 to 30 years               35,458            31,993
Construction work in progress                                                         99,746            93,049
                                                                            ----------------  ----------------
                                                                                   6,626,075         6,428,364
Less: accumulated depreciation                                                    (3,439,610)       (3,092,514)
                                                                            ----------------  ----------------
Property, plant and equipment, net                                               $ 3,186,465       $ 3,335,850
                                                                            ================  ================


     Depreciation expense is principally based on the composite group method. Depreciation expense was $415,581,000, $444,288,000 and $466,323,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Effective January 1, 2003, as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we ceased recognition of the cost of removal provision in depreciation expense and eliminated the cumulative cost of removal included in accumulated depreciation. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2005.

(5)  Losses on Impairment:
     ---------------------

     During 2005 and 2004, we did not recognize any impairment charges.

     During  2003,  we  recognized   non-cash  pre-tax   impairment   losses  of
     $15,300,000 related to our Vermont electric division assets held for sale in accordance with the provisions of SFAS No. 144.

(6)  Dispositions:
     -------------

     Pre-tax gains (losses) in connection with the following transactions were recorded in other income (loss), net:

     2005
     ----
     On February 1, 2005, we sold shares of Prudential Financial, Inc. for approximately $1,112,000 in cash, and we recognized a pre-tax gain of approximately $493,000.

     In June 2005, we sold for cash our interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24,195,000, and we recognized a pre-tax gain of approximately $457,000.

     During 2005, we sold shares of Global Crossing Limited for approximately $1,084,000 in cash, and we recognized a pre-tax gain for the same amount.

     2004
     ----
     In October 2004, we sold cable assets in California, Arizona, Indiana, and Wisconsin for approximately $2,263,000 in cash. The pre-tax gain on the sale was $40,000.

     During the third quarter of 2004, we sold our corporate aircraft for approximately $15,298,000 in cash. The pre-tax loss on the sale was $1,087,000.

     2003
     ----
     On April 1, 2003, we completed the sale of approximately 11,000 telephone access lines in North Dakota for approximately $25,700,000 in cash. The pre-tax gain on the sale was $2,274,000.

     On April 4, 2003, we completed the sale of our wireless partnership interest in Wisconsin for approximately $7,500,000 in cash. The pre-tax gain on the sale was $2,173,000.

(7)  Other Intangibles:
     ------------------

     Other intangibles at December 31, 2005 and 2004 are as follows:



($ in thousands)                                        2005             2004
----------------                                 ---------------  --------------

Customer base - amortizable over 96 months        $  994,605        $  994,605
Trade name - non-amortizable                         122,058           122,058
                                                 ---------------  --------------
    Other intangibles                              1,116,663         1,116,663
Accumulated amortization                            (557,930)         (431,552)
                                                 ---------------  --------------
    Total other intangibles, net                  $  558,733        $  685,111
                                                 ===============  ==============

     Amortization  expense was  $126,378,000,  $126,520,000 and $126,838,000 for
     the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will have been fully amortized.

 (8) Discontinued Operations:
     ------------------------

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

     In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from operations, and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of CCUSA as discontinued operations in our consolidated statements of operations and have restated prior periods.

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

     Summarized financial information for CCUSA (discontinued operations) is set forth below:


( $ in thousands)                             For the years ended December 31,
-----------------                      -----------------------------------------
                                           2005          2004          2003
                                       ------------  ------------- -------------
Revenue                                   $ 4,607       $ 24,558      $ 20,764
Operating income                          $ 1,489       $  8,188      $  6,820
Income taxes                              $   449       $  2,957      $  2,440
Net income                                $ 1,040       $  5,231      $  4,380
Gain on disposal of CCUSA, net of tax     $ 1,167       $    -        $    -


                                                     December 31,
($ in thousands)                                         2004
----------------                                   -----------------

Current assets                                          $  2,819
Net property, plant and equipment                          2,450
Goodwill                                                  18,853
                                                   -----------------
Total assets of discontinued operations                 $ 24,122
                                                   =================

Current liabilities                                     $    735
                                                   -----------------
Total liabilities of discontinued operations            $    735
                                                   =================


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

(9)  Investments:
     ------------

     The components of investments at December 31, 2005 and 2004 are as follows:

($ in thousands)                          2005             2004
----------------                     ---------------- ----------------

Marketable equity securities              $   122         $  2,336
Equity method investments                  19,014           20,726
                                     ---------------- ----------------
                                          $19,136         $ 23,062
                                     ================ ================

     Marketable Securities
     As of December 31, 2005 and 2004, we owned 3,059,000 shares of Adelphia Communications Corp. (Adelphia) common stock. As a result of write downs recorded in 2002 and 2001, our "book cost basis" was reduced to zero and subsequent increases and decreases, except for those deemed other than temporary, are included in accumulated other comprehensive income (loss).

     During 2004, we sold our investments in D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC) for approximately $13,300,000 and $13,200,000 in cash, respectively. We recorded net realized gains of $12,066,000 in our statement of operations for the sale of these marketable securities.

     The following summarizes the adjusted cost, gross unrealized holding gains and losses and fair market value for marketable securities:

($ in thousands)                        Adjusted             Unrealized Holding         Aggregate Fair
----------------                                      ---------------------------------
Investment Classification                  Cost            Gains          (Losses)       Market Value
-------------------------            ---------------- ---------------- ---------------- ----------------

As of December 31, 2005
-----------------------
Available-for-Sale                         $   -           $   122            $ -          $    122

As of December 31, 2004
-----------------------
Available-for-Sale                         $ 1,138         $ 1,198            $ -          $  2,336

     At December 31, 2005 and 2004, we did not have any investments that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. We determined that market fluctuations during the period are not other than temporary because the severity and duration of the unrealized losses were not significant.

     Investments in Other Entities
     During 2004, we reclassified our investments accounted for under the equity method from other assets to the investment caption in our consolidated balance sheets and conformed prior periods to the current presentation.

     Our investments in entities that are accounted for under the equity method of accounting consist of the following: (1) a 33% interest in the Mohave Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Arizona area; (2) a 16.8% interest in the Fairmount Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Rural Service Area (RSA) designated by the FCC as Georgia RSA No. 3; and (3) our investments in CU Capital and CU Trust with relation to our convertible preferred securities. The investments in these entities amounted to $19,014,000 and $20,726,000 at December 31, 2005 and 2004,
     respectively.

(10) Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2005 and 2004. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

     The fair value of our marketable securities and long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments. Other securities and investments for which market values are not readily available are carried at cost.


($ in thousands)                                  2005                                2004
----------------                   ----------------------------------- ---------------------------------
                                      Carrying                            Carrying
                                       Amount          Fair Value          Amount          Fair Value
                                   ---------------- ------------------ ---------------- ----------------
Investments                            $    19,136        $    19,136      $    23,062      $    23,062
Long-term debt (1)                     $ 3,999,376        $ 4,026,453      $ 4,266,998      $ 4,607,298


     (1) 2005 and 2004 includes interest rate swaps of $(8,727,000) and $4,466,000, respectively. 2005 and 2004 includes EPPICS of $33,785,000 and $63,765,000, respectively.

(11) Long-term Debt:
     ---------------

     The activity in our long-term debt from December 31, 2004 to December 31, 2005 is summarized as follows:

                                                           Twelve Months Ended
                                                  --------------------------------------
                                                                 Interest                               Interest Rate* at
                                    December 31,                   Rate                  December 31,      December 31,
($ in thousands)                        2004        Payments       Swap        Other         2005             2005
----------------

Rural Utilities Service Loan
  Contracts                         $   29,108     $  (6,299)    $    -      $    -       $   22,809          6.070%

Senior Unsecured Debt                4,131,803           -        (13,193)      2,171      4,120,781          8.117%

EPPICS** (reclassified as a
  result of adopting FIN 46R)           63,765           -            -       (29,980)        33,785          5.000%

ELI Capital Leases                       4,421          (134)         -           -            4,287         10.364%
Industrial Development Revenue
  Bonds                                 58,140           -            -           -           58,140          5.559%
                                    ------------  ------------  -----------  ----------   -----------

TOTAL LONG TERM DEBT                $4,287,237     $  (6,433)    $(13,193)   $(27,809)    $4,239,802
                                    ------------  ============  ===========  ==========   -----------

  Less: Debt Discount                  (13,859)                                              (12,692)
  Less: Current Portion                 (6,380)                                             (227,734)
                                    ------------                                          -----------
                                    $4,266,998                                            $3,999,376
                                    ============                                          ===========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

** In accordance with FIN 46R, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are now deconsolidated (see Note 15).

     Additional information regarding our Senior Unsecured Debt at December 31, 2005 is as follows:

                                          Principal       Interest
     ($ in thousands)                    Outstanding        Rate
     ----------------                  -----------------  ----------

     Senior Notes:
        Due 8/17/2006                       $    51,770      6.750%
        Due 8/15/2008                           698,470      7.625%
        Due 5/15/2011                         1,044,256      9.250%
        Due 10/24/2011                          200,000      6.270%
        Due 1/15/2013                           698,537      6.250%
        Due 8/15/2031                           748,006      9.000%
                                       ----------------
                                              3,441,039

     Debentures due 2006 - 2046                 643,742      7.263%
     Subsidiary Senior
        Notes due 12/1/2012                      36,000      8.050%

                                       ----------------
                  Total                     $ 4,120,781
                                       ================

     In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt securities over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in other income (loss), net.

     For the year ended December 31, 2005, we retired an aggregate $36,412,000 of debt (including $29,980,000 of EPPICS conversions), representing approximately 1% of total debt outstanding at December 31, 2004. During the second quarter of 2005, we entered into two debt-for-debt exchanges of our debt securities. As a result, $50,000,000 of our 7.625% Notes due 2008 were exchanged for approximately $52,171,000 of our 9.00% Notes due 2031. The 9.00% Notes are callable on the same general terms and conditions as the 7.625% Notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $3,175,000 was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" which is included in other income (loss), net.

     As of December 31, 2005, EPPICS representing a total principal amount of $177,971,000 had been converted into 14,237,807 shares of our common stock.

     Total future minimum cash payment commitments under ELI's long-term capital leases including interest amounted to $9,113,000 as of December 31, 2005.

     The total outstanding principal amounts of industrial development revenue bonds were $58,140,000 at December 31, 2005 and 2004. The earliest maturity date for these bonds is in August 2015. Under the terms of our agreements to sell our former gas and electric operations in Arizona, completed in 2003, we are obligated to call for redemption, at their first available call dates, three Arizona industrial development revenue bond series aggregating to approximately $33,440,000. These bonds' first call dates are in 2007. We expect to retire all called bonds with cash. In addition, holders of $11,150,000 principal amount of industrial development bonds may tender such bonds to us at par and we have the simultaneous option to call such bonds at par on August 7, 2007. We expect to call the bonds and retire them with cash.

     As of December 31, 2005 we had available lines of credit with financial institutions in the aggregate amount of $250,000,000 with a maturity date of October 29, 2009. Associated facility fees vary depending on our leverage ratio and were 0.375% as of December 31, 2005. During the term of the credit facility we may borrow, repay and re-borrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

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

     On May 17, 2004, we repaid at maturity the remaining outstanding $5,975,000 of ELI's 6.05% Notes. These Notes had been guaranteed by the Company.

     On July 15, 2004, we renegotiated and prepaid with $4,954,000 of cash the entire remaining $5,524,000 ELI capital lease obligation to a third party.

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

     As of December 31, 2004, EPPICS representing a total principal amount of $147,991,000 had been converted into 11,622,749 shares of our common stock.

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

     Our principal payments and capital lease payments (principal only) for the next five years are as follows:

        ($ in thousands)
        ----------------
                                    Principal         ELI Capital
                                    ---------        --------------
                                    Payments         Lease Payments
                                    ---------        --------------

            2006                     227,693               41
            2007                      37,771              110
            2008                     700,938              126
            2009                       1,006              145
            2010                       4,387              165


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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of December 31, 2005 and December 31, 2004 were $500,000,000 and $300,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rates of approximately 8.60% and 6.12% as of December 31, 2005 and 2004, respectively) and receive fixed rates of interest (average receive rates of 8.46% and 8.44% as of December 31, 2005 and 2004, respectively). The fair value of these derivatives is reflected in other assets as of December 31, 2005 and 2004, in the amount of $(8,727,000) and $4,466,000, respectively.
     The related underlying debt has been decreased in 2005 and increased in 2004 by a like amount. The amounts received during the year ended December 31, 2005 and 2004 as a result of these contracts amounted to $2,522,000 and $9,363,000, respectively, and are included as a reduction of interest expense.

     During September 2005, we entered into a series of separate forward rate agreements with our swap counter-parties that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At December 31, 2005, the rates obtained under these forward rate agreements were below market rates. The fair value of these derivatives is reflected in other current assets as of December 31, 2005, in the amount of $1,129,000. A gain for the changes in the fair value of these forward rate agreements of $1,851,000 is included in other income (loss), net for the year ended December 31, 2005.

     As the result of our call of all of our 8.50% Notes in November 2004, we terminated five interest rate swaps involving an aggregate $250,000,000 notional amount of indebtedness. Proceeds from the swap terminations of approximately $3,026,000 and U.S. Treasury rate lock agreements of approximately $971,000 were applied against the cost to retire the debt, resulting in a net premium of approximately $46,277,000 recorded in other income (loss), net.

     We  do  not  anticipate  any   nonperformance  by  counter-parties  to  our
     derivative contracts as all counter-parties have investment grade credit ratings.

(13) Management Succession and Strategic Alternatives Expenses:
     ----------------------------------------------------------

     On July 11, 2004, our Board of Directors announced that it had completed its review of our financial and strategic alternatives, and on September 2, 2004, we paid a special, non-recurring dividend of $2.00 per common share and a quarterly dividend of $0.25 per common share to shareholders of record on August 18, 2004. Concurrently, Leonard Tow decided to step down from his position as chief executive officer, effective immediately, and resigned his position as Chairman of the Board on September 27, 2004. The Board of Directors named Mary Agnes Wilderotter president and chief executive officer in November 2004.

     In 2004, we expensed approximately $90,632,000 of costs related to management succession and our exploration of financial and strategic alternatives. Included are $36,618,000 of non-cash expenses for the acceleration of stock benefits, cash expenses of $19,229,000 for advisory fees, $19,339,000 for severance and retention arrangements and $15,446,000 primarily for tax reimbursements.

(14) Other Income (Loss), net:
     -------------------------

     The components of other income (loss), net for the years ended December 31,
     2005,   2004   and   2003  are  as   follows:


($ in thousands)                                          2005               2004               2003
----------------                                     -----------------  -----------------  -----------------

Legal contingencies                                     $ (7,000)          $     -           $     -
Gain on capital lease termination/restructuring              -                   -              69,512
Gain on expiration/settlement of customer advances           681              25,345             6,165
Loss on exchange of debt                                  (3,175)                -                 -
Premium on debt repurchases                                  -               (66,480)          (10,851)
Gain on forward rate agreements                            1,851                 -                 -
Gain (loss) on sale of assets                                -                (1,945)          (20,492)
Other, net                                                 5,969             (10,279)             (275)
                                                    -----------------  -----------------  -----------------
     Total other income (loss), net                     $ (1,674)          $ (53,359)        $  44,059
                                                    =================  =================  =================


     In the fourth quarter of 2005, we recorded $7,000,000 of expense was recorded in connection with a legal matter. In connection with our exchange of debt during the second quarter of 2005, we recognized a non-cash, pre-tax loss of approximately $3,175,000. 2005 also includes a gain for the changes in fair value of our forward rate agreements.

     During 2005, 2004 and 2003, we recognized income in connection with certain retained liabilities associated with customer advances for construction from our disposed water properties, as a result of some of these liabilities terminating. During 2003, we recognized gains in connection with the termination/restructuring of capital leases at ELI. Gain (loss) on sale of assets in 2004 is primarily attributable to the loss on the sale of our corporate aircraft during the third quarter. In 2003, the amount represents the sales of The Gas Company in Hawaii and our Arizona gas and electric divisions, access lines in North Dakota and our wireless partnership interest in Wisconsin, and our Plano, Texas office building.

(15) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). These securities have an adjusted conversion price of $11.46 per Citizens common share. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly-owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities. In accordance with the terms of the issuances, we paid the annual 5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the four quarters of 2005, 2004 and 2003. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of December 31, 2005, EPPICS representing a total principal amount of $177,971,000 had been converted into 14,237,807 shares of our common stock.

     We adopted the provisions of FIN 46R (revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities," effective January 1, 2004. Accordingly, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are deconsolidated.

(16) Capital Stock:
     --------------

     We are authorized to issue up to 600,000,000 shares of common stock. The amount and timing of dividends payable on common stock are within the sole discretion of our Board of Directors.

(17) Stock Plans:
     ------------

     At December 31, 2005, we have four stock based compensation plans, which are described below. We apply APB Opinion No. 25 and related interpretations in accounting for the employee stock plans resulting in the use of the intrinsic value to value the stock option. Compensation cost has not generally been recognized in the financial statements for options issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP) or the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), as the exercise price for such options was equal to the market price of the stock at the time of grant.

     In connection with our Directors' Deferred Fee Equity Plan, compensation costs associated with the issuance of stock units was $1,069,000, $2,222,000 and $607,000 in 2005, 2004 and 2003, respectively. Cash compensation associated with this plan was $434,000, $642,000 and $374,000 in 2005, 2004 and 2003, respectively. These costs are recognized in other operating expenses.

     We have granted restricted stock awards to key employees in the form of our common stock. The number of shares issued as restricted stock awards during 2005, 2004 and 2003 were 352,000, 2,172,000 and 312,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse. The restrictions are time based. At December 31, 2005, 1,456,000 shares of restricted stock were outstanding. Compensation expense, recognized in operating expense, of $7,358,000, $45,313,000 and $8,552,000, for the years ended December 31, 2005, 2004 and 2003, respectively, has been recorded in connection with these grants.

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

     In connection with the payment of the special, non-recurring dividend of $2.00 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     The following is a summary of share activity subject to option under the MEIP and EIP plans.

                                                                                                   Weighted
                                                                                Shares             Average
                                                                              Subject to         Option Price
                                                                                Option            Per Share
     ------------------------------------------------------------------- --------------------- -----------------
       Balance at January 1, 2003                                              19,132,000           $11.66
         Options granted                                                        2,017,000            12.14
         Options exercised                                                     (1,612,000)            7.97
         Options canceled, forfeited or lapsed                                 (1,572,000)           12.92
     ------------------------------------------------------------------- ---------------------
     Balance at December 31, 2003                                              17,965,000            11.94
         Options granted                                                              -                 -
         Options exercised                                                     (7,411,000)            9.69
         Options canceled, forfeited or lapsed                                   (355,000)           12.14
         Effect of special, non-recurring dividend                              2,212,000               -
     ------------------------------------------------------------------- ---------------------
     Balance at December 31, 2004                                              12,411,000            11.15
         Options granted                                                          183,000            11.58
         Options exercised                                                     (4,317,000)           10.52
         Options canceled, forfeited or lapsed                                   (292,000)           10.48
     ------------------------------------------------------------------- ---------------------
     Balance at December 31, 2005                                               7,985,000           $11.52
     =================================================================== =====================

     The following table summarizes information about shares subject to options under the MEIP and EIP plans at December 31, 2005.

                                  Options Outstanding                                          Options Exercisable
    ---------------------------------------------------------------------------------    ---------------------------------
                                                                  Weighted Average                            Weighted
         Number             Range of         Weighted Average         Remaining               Number          Average
       Outstanding       Exercise Prices      Exercise Price        Life in Years          Exercisable     Exercise Price
    ------------------ -------------------- -------------------- --------------------    ----------------- ---------------
           517,000       $ 6.45  -  6.67           $ 6.54               2.64                   517,000         $ 6.54
           300,000         7.33  -  7.98             7.37               1.92                   289,000           7.35
         1,228,000         8.19  -  8.19             8.19               6.38                   737,000           8.19
           173,000         8.80  -  9.68             9.02               1.55                   173,000           9.02
         1,399,000         10.44 - 10.44            10.44               7.41                   519,000          10.44
           815,000         10.64 - 11.15            11.13               4.78                   815,000          11.13
         1,430,000         11.79 - 11.79            11.79               5.38                 1,430,000          11.79
         2,123,000         11.90 - 18.46            16.14               4.95                 2,068,000          16.24
    ------------------                                                                   -----------------
         7,985,000       $  6.45 - 18.46           $11.52               5.32                 6,548,000         $11.92
    ==================                                                                   =================

     The number of options exercisable at December 31, 2004 and 2003 were 9,235,000 and 11,690,000, respectively.

     The weighted average fair value of options granted during 2005 was $2.98. There were no option grants made during 2004. The weighted average fair value of options granted during 2003 was $6.04. For purposes of the pro forma calculation, the fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2003:

                                      2005           2003
     --------------------------- --------------- --------------
     Dividend yield                     7.72%                -
      Expected volatility                 46%               44%
     Risk-free interest rate            4.16%             2.94%
     Expected life                    6 years           7 years
     --------------------------- --------------- --------------

                    Non-Employee Directors' Compensation Plan
                    -----------------------------------------
     Upon commencement of his or her service on the Board of Directors, each non-employee director receives a grant of 10,000 stock options, which is awarded under our 2000 EIP. The price of these options, which are immediately exercisable, is set at the average of the high and low market prices of our common stock on the effective date of the director's initial election to the board.

     Annually, each non-employee director also receives a grant of 3,500 stock units under our Formula Plan, which commenced in 1997 and continues through May 22, 2007. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of the options granted under the Formula Plan was set at 100% of the average of the high and low market prices of our common stock on the third, fourth, fifth, and sixth trading days of the year in which the options were granted. The options are exercisable six months after the grant date and remain exercisable for ten years after the grant date. In addition, on September 1, 1996, each non-employee director received a grant, under the Formula Plan, of options to purchase 2,500 shares of common stock. These options granted under the Formula Plan became exercisable six months after the grant date and remain exercisable for ten years after the grant date.

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

     In addition, each non-employee director is also entitled to annually receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director, which are awarded under the Non-Employee Directors' Deferred Fee Equity Plan. For 2005, each non-employee director had to elect, by December 31 of the preceding year, to receive $30,000 cash or 5,000 stock units as an annual retainer. Directors making a stock unit election must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death. Prior to June 30, 2003, a director could elect to receive 20,000 stock options as an annual retainer in lieu of cash or stock units. The exercise price of the stock options was set at the average of the high and low market prices of our common stock on the date of grant. The options were exercisable six months after the date of grant and had a 10-year term.

     As of any date, the maximum number of shares of common stock which the Non-Employee Directors' Deferred Fee Equity Plan is obligated to deliver shall not be more than one percent (1%) of the total outstanding shares of our common stock as of June 30, 2003, subject to adjustment in the event of changes in our corporate structure affecting capital stock. There were 14 directors participating in the Directors' Plan during all or part of 2005. In 2005, the total options, plan units, and stock earned were 0, 64,000 and 0, respectively. In 2004, the total options, plan units, and stock earned were 50,000, 57,226 and 0, respectively. In 2003, the total options, plan units, and stock earned were 83,125, 46,034 and 0, respectively. At December 31, 2005, 473,252 options were exercisable at a weighted average exercise price of $9.80.

     For 2005, each non-employee director received fees of $2,000 for each Board of Directors and committee meeting attended. The chairs of the Audit, Compensation, Nominating and Corporate Governance and Retirement Plan Committees were paid an additional annual fee of $25,000, $15,000, $7,500 and $5,000, respectively. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, received an additional annual fee of $17,000 (based on an annual fee that was changed from $20,000 to $15,000 mid-year). A director must elect, by December 31 of the preceding year, to receive meeting and other fees in cash, stock units, or a combination of both. All fees paid to the non-employee directors in 2005 were paid quarterly (except for the retainer which was paid at the beginning of the year. If the director elects stock units, the number of units credited to the director's account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the average of the high and low market prices of our common stock on the first trading day of the year the election is in effect. Units are credited to the director's account quarterly.

     We account for the Directors' Deferred Fee Equity Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense is recorded if cash or stock units are elected. If stock units are elected, the compensation expense is based on the market value of our common stock at the date of grant. If the stock option election is chosen, compensation expense is not recorded because the options are granted at the fair market value of our common stock on the grant date.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one-for-one basis) or in cash. As of December 31, 2005, the liability for such payments was $634,000 all of which will be payable in stock (based on the July 15, 1999 stock price).

(18) Restructuring and Other Expenses:
     ---------------------------------

     2005 and 2004
     During 2005 and 2004, we did not recognize any restructuring and other expenses. We continue to review our operations, personnel and facilities to achieve greater efficiency.

     2003
     Restructuring and other expenses primarily consist of expenses related to reductions in personnel at our telecommunications operations and the write-off of software no longer useful.

 (19) Income Taxes:
      -------------

     The following is a reconciliation of the provision for income taxes for continuing operations computed at federal statutory rates to the effective rates for the years ended December 31, 2005, 2004 and 2003:


                                                                  2005         2004         2003
                                                               ------------ -----------  -----------
Consolidated tax provision at federal statutory rate                35.0 %      35.0 %       35.0 %
State income tax provisions, net of federal income tax
   benefit                                                           2.0 %       1.8 %        6.6 %
Tax reserve adjustment                                              (7.9)%     (19.3)%       (8.4)%
All other, net                                                       0.5 %      (4.0)%        1.1 %
                                                               ------------ -----------  -----------
                                                                    29.6 %      13.5 %       34.3 %
                                                               ============ ===========  ===========

     The components of the net deferred income tax liability (asset) at December 31 are as follows:


($ in thousands)                                                  2005         2004
----------------                                               ------------ -----------

Deferred income tax liabilities:
--------------------------------
   Property, plant and equipment basis differences               $ 567,411   $ 578,501
   Intangibles                                                     168,703     161,955
   Other, net                                                        7,752       9,004
                                                               ------------ -----------
                                                                   743,866     749,460
                                                               ------------ -----------

Deferred income tax assets:
---------------------------
   Minimum pension liability                                        76,368      62,435
   Tax operating loss carryforward                                 260,053     394,797
   Alternate minimum tax credit carryforward                        43,678      37,796
   Employee benefits                                                66,853      55,566
   Other, net                                                       21,279      23,095
                                                               ------------ -----------
                                                                   468,231     573,689
    Less: Valuation allowance                                      (38,131)    (43,503)
                                                               ------------ -----------
   Net deferred income tax asset                                   430,100     530,186
                                                               ------------ -----------
    Net deferred income tax liability                            $ 313,766   $ 219,274
                                                               ============ ===========


Deferred tax assets and liabilities are reflected in the following
------------------------------------------------------------------
   captions on the balance sheet:
   ------------------------------
    Deferred income taxes                                        $ 325,084   $ 232,766
    Other current assets                                           (11,318)    (13,492)
                                                               ------------ -----------
      Net deferred income tax liability                          $ 313,766   $ 219,274
                                                               ============ ===========


     Our federal and state tax operating loss carryforwards as of December 31, 2005 are estimated at $584,476,000 and $1,409,983,000, respectively. Our federal loss carryforward will begin to expire in the year 2021. A portion of our state loss carryforward will begin to expire in 2006. Our alternative minimum tax credit as of December 31, 2005 can be carried forward indefinitely to reduce future regular tax liability.

     The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)                                                  2005         2004         2003
----------------                                                ------------ -----------  -----------

Income taxes charged (credited) to the income statement for
   continuing operations:
   Current:
      Federal                                                     $ 16,708    $ (9,951)   $ (12,632)
      State                                                        (33,004)     (3,643)       2,900
                                                               ------------ -----------  -----------
       Total current                                               (16,296)    (13,594)      (9,732)

   Deferred:
      Federal                                                       96,163      26,586       77,794
      Federal tax credits                                              (18)        (40)      (3,128)
      State                                                          4,491      (2,530)        (158)
                                                               ------------ -----------  -----------
       Total deferred                                              100,636      24,016       74,508
                                                               ------------ -----------  -----------
          Subtotal income taxes for continuing operations           84,340      10,422       64,776
Income taxes charged to the income statement for
   discontinued operations:
   Current:
      State                                                            -             3          -
                                                               ------------ -----------  -----------
       Total current                                                   -             3          -

   Deferred:
      Federal                                                       12,156       2,816        2,358
      State                                                          1,187         138           82
                                                               ------------ -----------  -----------
       Total deferred                                               13,343       2,954        2,440
                                                               ------------ -----------  -----------
          Subtotal income taxes for discontinued operations         13,343       2,957        2,440
Income tax benefit on dividends on convertible preferred
  securities:
   Current:
      Federal                                                          -           -         (3,344)
      State                                                            -           -           (508)
                                                               ------------ -----------  -----------
          Subtotal income taxes on dividends on convertible
            preferred securities                                       -           -         (3,852)
Income taxes charged  to the income statement for
   cumulative effect of change in accounting principle:
   Deferred:
      Federal                                                          -           -         35,414
      State                                                            -           -          6,177
                                                               ------------ -----------  -----------
          Subtotal income taxes for cumulative effect of
            change in accounting principle                             -           -         41,591
                                                               ------------ -----------  -----------
Total income taxes charged to the income statement (a)              97,683      13,379      104,955
   Income taxes charged (credited) to shareholders' equity:
   Deferred income taxes (benefits) on unrealized/realized
      gains or losses on securities classified as available-
        for-sale                                                      (411)    (10,982)       5,539
   Current benefit arising from stock options exercised and
        restrict                                                    (5,976)    (13,765)      (2,535)
   Deferred income taxes (benefits) arising from recognition of
      a minimum pension liability                                  (13,933)     (6,645)      13,373
                                                                ----------- -----------  -----------
      Income taxes charged (credited) to shareholders'
         equity (b)                                                (20,320)    (31,392)      16,377
                                                               ------------ -----------  -----------
Total income taxes: (a) plus (b)                                  $ 77,363    $(18,013)   $ 121,332
                                                               ============ ===========  ===========

(20) Net Income Per Common Share:
     ----------------------------

     The reconciliation of the net income per common share calculation for the years ended December 31, 2005, 2004 and 2003 is as follows:

($ in thousands, except per-share amounts)
------------------------------------------                              2005                2004                 2003
                                                                 ------------------  ------------------   ------------------
Net income used for basic and diluted
   earnings per common share:
Income from continuing operations before cumulative
   effect of change in accounting principle                              $ 200,168            $ 66,919            $ 117,703
Income from discontinued operations                                          2,207               5,231                4,380
                                                                 ------------------  ------------------   ------------------
Income before cumulative effect of change in accounting principle          202,375              72,150              122,083
Income from cumulative effect of change in accounting principle                -                   -                 65,769
                                                                 ------------------  ------------------   ------------------
Total basic net income available for common shareholders                 $ 202,375            $ 72,150            $ 187,852
                                                                 ==================  ==================   ==================

Effect of conversion of preferred securities                                 1,255                 -                  6,210
                                                                 ------------------  ------------------   ------------------
Total diluted net income available for common shareholders               $ 203,630            $ 72,150            $ 194,062
                                                                 ==================  ==================   ==================

Basic earnings per common share:
Weighted-average shares outstanding - basic                                337,065             303,989              282,434
                                                                 ------------------  ------------------   ------------------
Income from continuing operations before cumulative
   effect of change in accounting principle                              $    0.59            $   0.22            $    0.42
Income from discontinued operations                                           0.01                0.02                 0.02
                                                                 ------------------  ------------------   ------------------
Income before cumulative effect of change in accounting principle             0.60                0.24                 0.44
Income from cumulative effect of change in accounting principle                -                   -                   0.23
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    0.60            $   0.24            $    0.67
                                                                 ==================  ==================   ==================

Diluted earnings per common share:
Weighted-average shares outstanding                                        337,065             303,989              282,434
Effect of dilutive shares                                                    1,417               5,194                4,868
Effect of conversion of preferred securities                                 3,193                 -                 15,134
                                                                 ------------------  ------------------   ------------------
Weighted-average shares outstanding - diluted                              341,675             309,183              302,436
                                                                 ==================  ==================   ==================
Income from continuing operations before cumulative
   effect of change in accounting principle                              $    0.59            $   0.22            $    0.41
Income from discontinued operations                                           0.01                0.01                 0.01
                                                                 ------------------  ------------------   ------------------
Income before cumulative effect of change in accounting principle             0.60                0.23                 0.42
Income from cumulative effect of change in accounting principle                -                   -                   0.22
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    0.60            $   0.23            $    0.64
                                                                 ==================  ==================   ==================


     Stock Options
     -------------
     For the years ended December 31, 2005, 2004 and 2003 options of 1,930,000 and 2,495,000 (at exercise prices ranging from $13.09 to $18.46), and 10,190,000 (at exercise prices ranging from $9.18 to $21.47), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In connection with the payment of the special, non-recurring dividend of $2.00 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend. In addition, for the years ended December 31, 2005, 2004 and 2003, restricted stock awards of 1,456,000, 1,686,000 and 1,249,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     Equity Units and EPPICS
     -----------------------
     On August 17, 2004 we issued 32,073,633 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460,000,000 Senior Note component of the equity units, we repurchased $300,000,000 principal amount of these Notes in July 2004. The remaining $160,000,000 of the Senior Notes were repriced and a portion was remarketed on August 12, 2004 as the 6.75% Notes due August 17, 2006. During 2004, we repurchased an additional $108,230,000 of the 6.75% Notes which, in addition to the $300,000,000 purchased in July, resulted in a pre-tax charge of approximately $20,080,000 during the third quarter of 2004.

     As a result of our July dividend announcement with respect to our common shares, our 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) began to convert into shares of our common stock. As of December 31, 2005, approximately 88% of the EPPICS outstanding, or about $177,971,000 aggregate principal amount of units, have converted to 14,237,807 shares of common stock, including 1,116,000 issued from treasury.

     At  December  31,  2005 and 2004,  we had  465,588  and  1,065,171  shares, respectively, of potentially dilutive EPPICS, which were convertible into common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have been included in the diluted income per common share calculation for the period ended December 31, 2005, however, they have not been included in the diluted income per share calculation for the period ended December 31, 2004 because their inclusion would have had an antidilutive effect.

     At December 31, 2003 we had 4,025,000 shares of potentially dilutive EPPICS that have been included in the diluted income per common share calculation for the period ended December 31, 2003.

     Stock Units
     -----------
     At December 31, 2005,  2004 and 2003,  we had 206,630,  464,879 and 427,475
     stock units, respectively, issuable under our Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

(21) Comprehensive Income (Loss):
     ----------------------------

     Comprehensive income consists of net income (loss) and other gains and losses affecting shareholder's investment and minimum pension liability that, under GAAP, are excluded from net income (loss).

     Our other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 is as follows:


                                                                             2005
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                 $  (1,055)      $    (395)    $    (660)
   Minimum pension liability                                  (36,416)        (13,933)      (22,483)
   Less: Reclassification adjustments for net gains
             on securities realized in net income                (537)             (7)         (530)
                                                        -------------- --------------- -------------
Other comprehensive loss                                    $ (38,008)      $ (14,335)    $ (23,673)
                                                        ============== =============== =============

                                                                             2004
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                 $  (1,901)      $    (742)    $  (1,159)
   Minimum pension liability                                  (17,372)         (6,645)      (10,727)
   Less: Reclassification adjustments for net gains
             on securities realized in net income             (26,247)        (10,240)      (16,007)
                                                        -------------- --------------- -------------
Other comprehensive loss                                    $ (45,520)      $ (17,627)    $ (27,893)
                                                        ============== =============== =============

                                                                             2003
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding gains on securities
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
                                                        ============== =============== =============


(22) Segment Information:
     --------------------

     We operate in two segments, Frontier and ELI (a CLEC). The Frontier segment provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. ELI provides telecommunications services, principally to businesses. ELI frequently obtains the "last mile" access to customers through arrangements with the applicable ILEC.

     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states that we operate in. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not impact the economic characteristics or operating results of a particular property.


($ in thousands)                             For the year ended December 31, 2005
----------------                     --------------------------------------------------------
                                                                                Total
                                        Frontier            ELI               Segments
                                     ---------------- ----------------     ----------------
Revenue                                  $ 2,003,318        $ 159,161          $ 2,162,479
Depreciation and Amortization                516,982           24,977              541,959
Operating Income                             588,543           18,306              606,849
Capital Expenditures                         252,213           16,099              268,312
Assets                                     5,805,423          168,342            5,973,765

($ in thousands)                             For the year ended December 31, 2004
----------------                     ---------------------------------------------------------------------
                                                                                                Total
                                        Frontier            ELI               Electric         Segments
                                     ---------------- ----------------     ----------------  -------------
Revenue                                  $ 2,002,657        $ 156,030          $   9,735       $ 2,168,422
Depreciation and Amortization                546,747           24,061                -             570,808
Management Succession and
   Strategic Alternatives Expenses            87,279            3,353                -              90,632
Operating Income (Loss)                      468,889           10,350             (3,134)          476,105
Capital Expenditures                         263,193           11,644                -             274,837
Assets                                     6,077,424          173,369                -           6,250,793


($ in thousands)                             For the year ended December 31, 2003
----------------                     --------------------------------------------------------------------------------------
                                                                                                                 Total
                                        Frontier            ELI                  Gas           Electric        Segments
                                     ---------------- ----------------     ----------------  -------------   --------------
Revenue                                  $ 2,020,171        $ 165,389          $   137,686    $   100,928      $ 2,424,174
Depreciation and Amortization                569,651           23,510                  -              -            593,161
Reserve for Telecommunications
  Bankruptcies                                (5,524)           1,147                  -              -             (4,377)
Restructuring and Other Expenses               9,373              314                  -              -              9,687
Loss on Impairment                                 -                -                  -           15,300           15,300
Operating Income (Loss)                      530,368            9,710               14,013         (3,359)         550,732
Capital Expenditures                         243,445            9,496                9,877         13,984          276,802
Assets                                     6,399,953          184,559                  -           23,130        6,607,642



     The following table presents supplemental financial data for ELI.


                       Summary Income Statement for ELI
-------------------------------------------------------------------------------

( $ in thousands)                            For the years ended December 31,
-----------------                          ------------------------------------
                                                 2005              2004
                                           ----------------- ------------------
Revenue                                           $ 159,161          $ 156,030
Operating expenses                                  115,878            121,619
Depreciation expense                                 24,977             24,061
Non-operating expense, net                              185                629
                                           ----------------- ------------------
Income before income taxes                        $  18,121          $   9,721
                                           ================= ==================

     The following tables are reconciliations of certain sector items to the total consolidated amount.

Capital Expenditures                                       2005                 2004             2003
                                                      ----------------     ----------------  -------------
Total segment capital expenditures                        $   268,312          $   274,837      $ 276,802
General capital expenditures                                      147                  367            569
                                                      ----------------     ----------------  -------------
Consolidated reported capital expenditures                $   268,459          $   275,204      $ 277,371
                                                      ================     ================  =============

Assets                                                     2005                 2004
                                                      ----------------     ----------------
Total segment assets                                      $ 5,973,765          $ 6,250,793
General assets                                                438,344              393,504
Discontinued operations assets                                      -               24,122
                                                      ----------------     ----------------
Consolidated reported assets                              $ 6,412,109          $ 6,668,419
                                                      ================     ================


(23) Quarterly Financial Data (Unaudited):
     -------------------------------------

($ in thousands, except per share amounts)
------------------------------------------
2005                                                                  First quarter  Second quarter  Third quarter   Fourth quarter
----                                                                  -------------  --------------  -------------   --------------
Revenue                                                                  $ 537,223      $ 531,798      $ 537,346       $ 556,112
Operating income                                                           145,112        146,897        141,617         173,223
Net income                                                                  42,634         44,584         38,376          76,781
Net income available for common shareholders per basic share             $    0.13      $    0.13      $    0.11       $    0.23
Net income available for common shareholders per diluted share           $    0.12      $    0.13      $    0.11       $    0.23

2004
----
Revenue                                                                  $ 552,311      $ 537,796      $ 539,188       $ 539,127
Operating income                                                           137,598        126,014         70,087         142,406
Net income (loss)                                                           42,868         23,792        (11,290)         16,780
Net income (loss) available for common shareholders per basic share      $    0.15      $    0.08      $   (0.04)      $    0.05
Net income (loss) available for common shareholders per diluted shares   $    0.15      $    0.08      $   (0.04)      $    0.05


     The quarterly net income (loss) per common share amounts are rounded to the nearest cent. Annual net income (loss) per common share may vary depending on the effect of such rounding.

     2005 Transactions
     -----------------
     On February 1, 2005, we sold shares of Prudential Financial, Inc. for approximately $1,112,000 in cash, and we recognized a pre-tax gain of approximately $493,000 that is included in other income (loss), net.

     On March 15, 2005, we completed the sale of our conferencing business for approximately $43,565,000 million in cash. The pre-tax gain on the sale of CCUSA was $14,061,000. The after-tax gain was approximately $1,167,000.

     In June 2005, the Company sold for cash its interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24,195,000, and we recognized a pre-tax gain of approximately $457,000 that is included in other income (loss), net.

     During 2005, we sold shares of Global Crossing Limited for approximately $1,084,000 in cash, and we recognized a pre-tax gain for the same amount that is included in other income (loss), net.

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

(24) Retirement Plans:
     -----------------

     We sponsor a noncontributory defined benefit pension plan covering a significant number of our employees and other postretirement benefit plans that provide medical, dental, life insurance benefits and other benefits for covered retired employees and their beneficiaries and covered dependents. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to meet ERISA funding requirements while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities and alternative investments.

     The accounting results for pension and postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with its outside actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

     The discount rate is used to value, on a present value basis, our pension and postretirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the duration of our pension and postretirement benefit liabilities, the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve and Bloomberg Finance. This rate can change from year-to-year based on market conditions that impact corporate bond yields.

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

     The expected long-term rate of return on plan assets is based on an asset allocation assumption of 30% to 45% in fixed income securities, 45% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. In 2005, we did not change our expected long-term rate of return from the 8.25% used in 2004. Our pension plan assets are valued at actual market value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

     Accounting standards require that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeds the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2005, mainly due to a decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $36,416,000 with a corresponding charge to shareholders' equity of $22,483,000, net of taxes of $13,933,000. In the fourth quarter of 2004, mainly due to a decrease in the year-end discount rate, we
     recorded  an  additional   minimum  pension  liability  in  the  amount  of
     $17,372,000 with a corresponding charge to shareholders' equity of $10,727,000, net of taxes of $6,645,000. These adjustments did not impact our net income or cash flows for either year. If discount rates and the equity markets performance decline, we would be required to increase our minimum pension liabilities and record additional charges to shareholder's equity in the future.

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

                                  Pension Plan
                                  ------------
     The following tables set forth the plan's benefit obligations and fair values of plan assets as of December 31, 2005 and 2004 and net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003.

($ in thousands)                                                  2005          2004
----------------                                              ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 799,458      $ 761,683
Service cost                                                         6,117          5,748
Interest cost                                                       46,416         46,468
Actuarial loss                                                      48,750         44,350
Benefits paid                                                      (58,139)       (58,791)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 842,602      $ 799,458
                                                              ============= ==============
Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 761,168      $ 719,622
Actual return on plan assets                                        59,196         80,337
Employer contribution                                                  -           20,000
Benefits paid                                                      (58,139)       (58,791)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 762,225      $ 761,168
                                                              ============= ==============

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $ (80,377)     $ (38,290)
Unrecognized prior service cost                                     (1,745)        (1,988)
Unrecognized net actuarial loss                                    223,525        183,481
                                                              ------------- --------------
Prepaid benefit cost                                             $ 141,403      $ 143,203
                                                              ============= ==============

Amounts recognized in the statement of financial position
---------------------------------------------------------
Accrued benefit liability                                        $ (58,250)     $ (20,034)
Other comprehensive income                                         199,653        163,237
                                                              ------------- --------------
Net amount recognized                                            $ 141,403      $ 143,203
                                                              ============= ==============

($ in thousands)                                                  2005          2004            2003
----------------                                              ------------- -------------- ---------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                     $   6,117      $   5,748       $   6,479
Interest cost on projected benefit obligation                       46,416         46,468          49,103
Return on plan assets                                              (60,371)       (57,203)        (53,999)
Amortization of prior service cost and unrecognized
       net obligation                                                 (244)          (244)           (172)
Amortization of unrecognized loss                                    9,882          8,806          11,026
                                                              ------------- -------------- ---------------
Net periodic benefit cost                                            1,800          3,575          12,437
Curtailment/settlement charge                                          -              -             6,585
                                                              ------------- -------------- ---------------
Total periodic benefit cost                                      $   1,800      $   3,575       $  19,022
                                                              ============= ============== ===============

     The plan's weighted average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

                                          2005              2004
                                          ----              ----
Asset category:
---------------
    Equity securities                      50%               57%
    Debt securities                        34%               32%
    Alternative investments                13%                8%
    Cash and other                          3%                3%
                                         ------            ------
       Total                              100%              100%
                                         ======            ======

     The plan's expected benefit payments by year are as follows:

                    ($ in thousands)
                    ----------------
                        Year          Amount
                    -------------  --------------
                        2006           $  55,350
                        2007              57,171
                        2008              58,523
                        2009              61,394
                        2010              62,006
                    2011 - 2015          319,075
                                   --------------
                        Total          $ 613,519
                                   ==============

     Our required contribution to the plan in 2006 is $0.

     The accumulated benefit obligation for the plan was $820,475,000 and $781,202,000 at December 31, 2005 and 2004, respectively.

     Assumptions used in the computation of pension and postretirement benefits other than pension costs/year-end benefit obligations were as follows:

                                                         2005            2004
                                                         ----            ----
Discount rate                                        6.00%/5.625%    6.25%/6.00%
Expected long-term rate of return on plan assets     8.25%/8.25%     8.25%/8.25%
Rate of increase in compensation levels              4.0%/4.0%       4.0%/4.0%

                   Postretirement Benefits Other Than Pensions
                   -------------------------------------------
     The following table sets forth the plan's benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our balance sheets at December 31, 2005 and 2004 and net periodic postretirement benefit costs for the years ended December 31, 2005, 2004 and 2003:

     In 2005, we approved changes to certain retiree medical plans. The plan changes (reflected as amendments in the table below) and the related impact are included in the accumulated postretirement benefit obligation (APBO) as of December 31, 2005. The plan changes resulted in a reduction in the APBO of $59,798,000 which will be amortized as a reduction of retiree medical expense over the average remaining service life.

($ in thousands)                                                  2005          2004
----------------                                               ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 217,380      $ 223,337
Service cost                                                         1,046          1,128
Interest cost                                                       12,055         12,698
Plan participants' contributions                                     3,461          4,118
Actuarial (gain) loss                                                3,770         (1,706)
Amendments                                                         (59,798)        (3,045)
Benefits paid                                                      (16,992)       (19,150)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 160,922      $ 217,380
                                                              ============= ==============
Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $  15,126      $  27,493
Actual return on plan assets                                           397            987
Benefits paid                                                      (13,530)       (15,032)
Employer contribution                                                9,431          1,678
                                                              ------------- --------------
Fair value of plan assets at end of year                         $  11,424      $  15,126
                                                              ============= ==============
Accrued benefit cost
--------------------
Funded status                                                    $(149,498)     $(202,254)
Unrecognized prior service cost                                    (61,161)        (2,617)
Unrecognized loss                                                   42,325         44,319
                                                              ------------- --------------
Accrued benefit cost                                             $(168,334)     $(160,552)
                                                              ============= ==============

($ in thousands)
----------------                                                    2005          2004            2003
                                                              ------------- -------------- ---------------
Components of net periodic postretirement benefit cost
------------------------------------------------------
Service cost                                                     $   1,046      $   1,128        $  1,387
Interest cost on projected benefit obligation                       12,055         12,698          13,606
Return on plan assets                                               (1,248)        (2,268)         (2,133)
Amortization of prior service cost and transition obligation        (1,255)          (204)             26
Amortization of unrecognized (gain)/loss                             6,615          5,238           3,985
                                                              ------------- -------------- ---------------
Net periodic postretirement benefit cost                         $  17,213      $  16,592        $ 16,871
                                                              ============= ============== ===============

     The plan's weighted average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

                                              2005             2004
                                          ---------         --------
Asset category:
---------------
    Equity securities                           0%                0%
    Debt securities                           100%              100%
    Cash and other                              0%                0%
                                          ---------         --------
       Total                                  100%              100%
                                          =========         ========

     The plan's expected benefit payments by year are as follows:

($ in thousands)
----------------
                     Gross        Medicare D
     Year          Benefits        Subsidy          Total
---------------  --------------  -------------  --------------
     2006            $   9,847        $   676       $   9,171
     2007               10,375            712           9,663
     2008               10,843            742          10,101
     2009               11,282            770          10,512
     2010               11,656            793          10,863
 2011 - 2015            60,619          4,049          56,570
                 --------------  -------------  --------------
    Total            $ 114,622        $ 7,742       $ 106,880
                 ==============  =============  ==============

     Our expected contribution to the plan in 2006 is $9,847,000.

     For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 9.5% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2015 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1,306,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $13,397,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1,068,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(11,480,000).

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare. It includes a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The amount of the federal subsidy will be based on 28% of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. We have determined that the Company-sponsored postretirement healthcare plans that provide prescription drug benefits are actuarially equivalent to the Medicare Prescription Drug benefit. The impact of the federal subsidy has been incorporated in the December 31, 2005 measurement date.
                              401(k) Savings Plans
                              --------------------
     We sponsor an employee retirement savings plan under section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees. Under the Plan, we provide matching and certain profit-sharing contributions. Employer contributions were $7,181,000, $8,403,000 and $9,724,000 for 2005, 2004 and 2003, respectively.

(25) Commitments and Contingencies:
     ------------------------------

     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v.
     Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into the Company. The City alleged the existence of extensive contamination of the Penobscot River and asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, Guilford Transportation (operating as Maine Central Railroad), UGI Utilities, Inc. and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims, including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages. Trial was conducted in September and October 2005 for the first (liability) phase of the case, and a decision from the court is anticipated by the end of the first quarter of 2006. We intend to continue to defend ourselves vigorously against the City's lawsuit. We have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit.

     On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We were cooperating with the patent holder to determine if we are currently using any of the processes that are protected by its patents but have not had any communication with them on this issue since mid-2004. If we determine that we are utilizing the patent holder's intellectual property, we expect to commence negotiations on a license agreement.

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

     For 2006, we expect our capital expenditures to increase in order to build wireless data networks and expand the capabilities of our data networks. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases and future minimum capital lease payments for continuing operations as of December 31, 2005 are as follows:

       ($ in thousands)
       ----------------                                                                    ELI
                                                                                         Capital          Operating
                                                                                          Leases            Leases
                                                                                       ----------        ----------
       Year ending December 31:
            2006                                                                        $   179            $ 19,062
            2007                                                                            549              12,605
            2008                                                                            555              11,840
            2009                                                                            561              10,416
            2010                                                                            566               8,891
            Thereafter                                                                    6,703              29,274
                                                                                       ---------         -----------

               Total minimum lease payments                                               9,113            $ 92,088
                                                                                                         ===========

       Less amount representing interest (rates range from 9.75% to 10.65%)             (4,826)
                                                                                       ---------


                     Present value of net minimum capital lease payments                 4,287

       Less current installments of obligations under capital leases                       (41)
                                                                                       --------
                      Obligations under capital leases, excluding
                         current installments                                           $4,246
                                                                                       ========

     Total rental expense included in our results of operations for the years ended December 31, 2005, 2004 and 2003 was $24,146,000, $26,349,000 and
     $33,801,000, respectively. Until March 1, 2005, we sublet certain office space in our corporate office to a charitable foundation formed by our former Chairman.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

     At December 31, 2005, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

           ($ in thousands)
           ----------------

                 Year           ILEC / ELI
           ----------------   ---------------
                 2006               $ 30,619
                 2007                 18,337
                 2008                 11,017
                 2009                 10,244
                 2010                  1,052
              thereafter               5,115
                             ---------------
                Total               $ 76,384
                             ===============

     We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2007 and remained in default for the duration of the contract (another 9 years), we estimate that our undiscounted purchase obligation for 2007 through 2015 would be approximately $1,264,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

     At December 31, 2005, we have outstanding performance letters of credit as follows:

                          ($ in thousands)
                          ----------------

                          CNA                                     $19,404
                          State of New York                         2,993
                          ELI projects                                 50
                                                              -----------
                             Total                                $22,447
                                                              ===========

     CNA serves as our agent with respect to general liability claims (auto, workers compensation and other insured perils of the Company). As our agent, they administer all claims and make payments for claims on our behalf. We reimburse CNA for such services upon presentation of their invoice. To serve as our agent and make payments on our behalf, CNA requires that we establish a letter of credit in their favor. CNA could potentially draw against this letter of credit if we failed to reimburse CNA in accordance with the terms of our agreement. The value of the letter of credit is reviewed annually and adjusted based on claims history.

     None of the above letters of credit restrict our cash balances.

(26) Subsequent Event:
     ----------------

     In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI, our CLEC business, to Integra Telecom Holdings, Inc. (Integra), for $247,000,000, including $243,000,000 in cash plus the assumption of approximately $4,000,000 in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction is expected to close during the third quarter of 2006 and is subject to regulatory and other customary approvals and conditions, as well as the funding of Integra's fully committed financing. We expect that for periods subsequent to December 31, 2005, ELI will be accounted for as a discontinued operation.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


     The Board of Directors and Shareholders
     Citizens Communications Company:

     Under date of March 1, 2006, we reported separately on the consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     Our report refers to the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.





                                                    /s/ KPMG LLP



     Stamford, Connecticut
     March 1, 2006

                                                                    Schedule II


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                ($ In thousands)


                                                           Additions
                                                --------------------------------
                                   Balance at     Charges to     Charged to other               Balance at
                                  beginning of     costs and       accounts -                     End of
Accounts                             period        expenses          Revenue        Deductions    Period
------------------------------  -------------------------------------------------------------------------

Allowance for doubtful accounts
         2003                         38,871        21,540           32,240          (45,342)      47,309
         2004                         47,309        17,906           13,446          (42,665)      35,996
         2005                         35,996        13,510           10,791          (27,889)      32,408
