Form 10-K/A
period 2005-12-31
CITIZENS COMMUNICATIONS CO
filed 2006-03-02
CIK 20520

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

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                               (Amendment No. 1)
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

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

                       DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2006 Annual Meeting of Stockholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K/A.

                                EXPLANATORY NOTE
                                ----------------

This Report on Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K of Citizens Communications Company, for the fiscal year ended December 31, 2005.

This Amendment is being filed solely because of a formatting error on page F-6.

                                   SIGNATURE
                                   ---------

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


                                   March 2, 2006

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

Item 1A.  Risk Factors
          ------------

Before you invest in our securities, you should carefully consider all the information we have included or incorporated by reference in this Form 10-K/A and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to "forward-looking statements" as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K/A. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Forward-Looking Statements
--------------------------

This annual report on Form 10-K/A contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the Safe Harbor Provisions of the Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

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

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors" above, in evaluating any statement in this Form 10-K/A or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                 ($ in thousands, except for per-share amounts)

                                                                         2005           2004            2003
                                                                    --------------- --------------  --------------
Revenue                                                                $ 2,162,479    $ 2,168,422     $ 2,424,174

Operating expenses:
    Cost of services (exclusive of depreciation and amortization)          195,491        198,938         365,563
    Other operating expenses                                               818,180        831,939         894,108
    Depreciation and amortization                                          541,959        570,808         593,161
    Recovery of telecommunications bankruptcies                                  -              -          (4,377)
    Restructuring and other expenses                                             -              -           9,687
    Loss on impairment                                                           -              -          15,300
    Management succession and strategic alternatives expenses
      (see Note 13)                                                              -         90,632               -
                                                                    --------------- --------------  --------------
Total operating expenses                                                 1,555,630      1,692,317       1,873,442
                                                                    --------------- --------------  --------------
Operating income                                                           606,849        476,105         550,732

Investment income                                                           18,236         33,616          10,418
Other income (loss), net                                                    (1,674)       (53,359)         44,059
Interest expense                                                           338,903        379,021         416,520
                                                                    --------------- --------------  --------------
    Income from continuing operations before income taxes, dividends on convertible preferred securities and cumulative effect
      of change in accounting principle                                    284,508         77,341         188,689

Income tax expense                                                          84,340         10,422          64,776
                                                                    --------------- --------------  --------------
    Income from continuing operations before dividends on convertible preferred securities and cumulative effect of change in
      accounting principle                                                 200,168         66,919         123,913

Dividends on convertible preferred securities, net of income tax
      benefit of $(3,853)*                                                       -              -           6,210
                                                                    --------------- --------------  --------------
Income from continuing operations before cumulative effect of change
    in accounting principle                                                200,168         66,919         117,703


Discontinued operations (see Note 8):
    Income from operations of discontinued conferencing business
       (including gain on disposal of $14,061 in 2005)                      15,550          8,188           6,820
    Income tax expense                                                      13,343          2,957           2,440
                                                                    --------------- --------------  --------------
    Income from discontinued operations                                      2,207          5,231           4,380
                                                                    --------------- --------------  --------------
    Income before cumulative effect of change in accounting principle      202,375         72,150         122,083

Cumulative effect of change in accounting principle, net of tax of
    $0, $0 and $41,591, respectively                                             -              -          65,769
                                                                    --------------- --------------  --------------
    Net income available for common shareholders                       $   202,375    $    72,150     $   187,852
                                                                    =============== ==============  ==============
Basic income per common share:
    Income from continuing operations before cumulative effect of
      change in accounting principle                                   $      0.59    $      0.22     $      0.42
    Income from discontinued operations                                       0.01           0.02            0.02
    Income from cumulative effect of change in accounting principle              -              -            0.23
                                                                    --------------- --------------  --------------
    Net income per common share available for common shareholders      $      0.60    $      0.24     $      0.67
                                                                    =============== ==============  ==============
Diluted income per common share:
    Income from continuing operations before cumulative effect of
      change in accounting principle                                   $      0.59    $      0.22     $      0.41
    Income from discontinued operations                                       0.01           0.01            0.01
    Income from cumulative effect of change in accounting principle              -              -            0.22
                                                                    --------------- --------------  --------------
    Net income per common share available for common shareholders      $      0.60    $      0.23     $      0.64
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
