Form 10-Q
period 2006-03-31
CITIZENS COMMUNICATIONS CO
filed 2006-05-05
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

                                       or
                                       --

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-0619596
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       3 High Ridge Park
     Stamford, Connecticut                               06905
 --------------------------------------                 --------
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

                                Yes  X     No
                                    ----      ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes        No  X
                                   ----       ----

The number of shares outstanding of the registrant's Common Stock as of April 28, 2006 was 324,961,334.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index


                                                                                                     Page No.
                                                                                                     --------

   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at March 31, 2006 and December 31, 2005                               2

       Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005          3

       Consolidated Statements of Stockholders' Equity for the year ended
       December 31, 2005 and the three months ended March 31, 2006                                       4

       Consolidated  Statements  of  Comprehensive  Income  for the three
       months ended March 31, 2006 and 2005                                                              4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005          5

       Notes to Consolidated Financial Statements                                                        6

    Management's Discussion and Analysis of Financial Condition and Results of Operations               20

    Quantitative and Qualitative Disclosures about Market Risk                                          29

    Controls and Procedures                                                                             30

   Part II.  Other Information

    Legal Proceedings                                                                                   31

    Risk Factors                                                                                        31

    Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity
    Securities                                                                                          31

    Exhibits                                                                                            32

    Signature                                                                                           33


                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                                                                       (Unaudited)
                                                                                     March 31, 2006     December 31, 2005
                                                                                    ------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   284,437          $   268,917
    Accounts receivable, less allowances of $33,332 and $31,631, respectively                 190,268              213,434
    Other current assets                                                                       43,340               40,200
    Assets of discontinued operations                                                         159,868              162,716
                                                                                    ------------------  -------------------
      Total current assets                                                                    677,913              685,267

Property, plant and equipment, net                                                          3,011,649            3,058,312
Goodwill, net                                                                               1,921,465            1,921,465
Other intangibles, net                                                                        527,138              558,733
Investments                                                                                    15,529               15,999
Other assets                                                                                  190,422              192,959
                                                                                    ------------------  -------------------
           Total assets                                                                   $ 6,344,116          $ 6,432,735
                                                                                    ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $   227,695          $   227,693
    Accounts payable and other current liabilities                                            321,099              372,968
    Liabilities of discontinued operations                                                     43,065               46,266
                                                                                    ------------------  -------------------
      Total current liabilities                                                               591,859              646,927

Deferred income taxes                                                                         353,220              325,084
Other liabilities                                                                             429,682              423,785
Long-term debt                                                                              3,975,470            3,995,130

Stockholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 327,860,000 and 328,168,000 outstanding, respectively, and 343,956,000 issued at
      March 31, 2006 and December 31, 2005)                                                    85,989               85,989
    Additional paid-in capital                                                              1,280,906            1,374,610
    Accumulated deficit                                                                       (34,861)             (85,344)
    Accumulated other comprehensive loss, net of tax                                         (123,234)            (123,242)
    Treasury stock                                                                           (214,915)            (210,204)
                                                                                    ------------------  -------------------
      Total stockholders' equity                                                              993,885            1,041,809
                                                                                    ------------------  -------------------
           Total liabilities and stockholders' equity                                     $ 6,344,116          $ 6,432,735
                                                                                    ==================  ===================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)


                                                                                  2006            2005
                                                                             ---------------  --------------
Revenue                                                                           $ 506,861       $ 502,334

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                   40,218          39,722
     Other operating expenses                                                       187,301         184,037
     Depreciation and amortization                                                  122,004         134,094
                                                                             ---------------  --------------
Total operating expenses                                                            349,523         357,853
                                                                             ---------------  --------------

Operating income                                                                    157,338         144,481

Investment and other income (loss), net                                              (1,351)          3,968
Interest expense                                                                     85,393          83,725
                                                                             ---------------  --------------

     Income from continuing operations before income taxes                           70,594          64,724
Income tax expense                                                                   26,607          25,216
                                                                             ---------------  --------------

     Income from continuing operations                                               43,987          39,508

Discontinued operations (see Note 5):
     Income from operations of discontinued CLEC business                            10,458           1,376
     Income from operations of discontinued conferencing business
        (including gain on disposal of $14,061)                                           -          15,550
     Income tax expense                                                               3,962          13,800
                                                                             ---------------  --------------

     Income from discontinued operations                                              6,496           3,126
                                                                             ---------------  --------------

Net income available to common stockholders                                       $  50,483       $  42,634
                                                                             ===============  ==============

Basic income per common share:
     Income from continuing operations                                            $    0.13       $    0.12
     Income from discontinued operations                                               0.02            0.01
                                                                             ---------------  --------------
     Net income available to common stockholders                                  $    0.15       $    0.13
                                                                             ===============  ==============

Diluted income per common share:
     Income from continuing operations                                            $    0.13       $    0.11
     Income from discontinued operations                                               0.02            0.01
                                                                             ---------------  --------------
     Net income available to common stockholders                                  $    0.15       $    0.12
                                                                             ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE THREE MONTHS ENDED MARCH 31, 2006
                                ($ in thousands)
                                   (Unaudited)

                                                                                Accumulated
                                     Common Stock     Additional                   Other       Treasury Stock       Total
                                   ------------------  Paid-In    Accumulated  Comprehensive -------------------  Stockholders'
                                   Shares    Amount    Capital      Deficit        Loss      Shares     Amount      Equity
                                   -------- --------- ----------- ------------ ------------  ------- ----------- -----------

Balance January 1, 2005            339,635   $84,909  $1,664,627   $ (287,719)   $ (99,569)      (2) $       (8) $1,362,240
   Stock plans                       2,096       524      24,039            -            -    2,598      34,689      59,252
   Conversion of EPPICS              2,225       556      24,308            -            -      391       5,115      29,979
   Dividends on common stock of
      $1.00 per share                    -         -    (338,364)           -            -        -           -    (338,364)
   Shares repurchased                    -         -           -            -            -  (18,775)   (250,000)   (250,000)
   Net income                            -         -           -      202,375            -        -           -     202,375
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                         -         -           -            -      (23,673)       -           -     (23,673)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance December 31, 2005          343,956    85,989   1,374,610      (85,344)    (123,242) (15,788)   (210,204)  1,041,809
   Stock plans                           -         -      (8,953)           -            -    1,350      17,957       9,004
   Conversion of EPPICS                  -         -      (2,118)           -            -    1,145      15,248      13,130
   Dividends on common stock of
      $0.25  per share                   -         -     (82,633)           -            -        -           -     (82,633)
   Shares repurchased                    -         -           -            -            -   (2,803)    (37,916)    (37,916)
   Net income                            -         -           -       50,483            -        -           -      50,483
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                         -         -           -            -            8        -           -           8
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
 Balance March 31, 2006            343,956   $85,989  $1,280,906   $  (34,861)   $(123,234) (16,096) $ (214,915) $  993,885
                                   ======== ========= =========== ============ ============ ======== =========== ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                ($ in thousands)
                                   (Unaudited)

                                                For the three months ended March 31,
                                               ---------------------------------------
                                                        2006                2005
                                               -------------------  ------------------

Net income                                               $ 50,483            $ 42,634
Other comprehensive income (loss), net
  of tax and reclassifications adjustments*                     8                (807)
                                               -------------------  ------------------
  Total comprehensive income                             $ 50,491            $ 41,827
                                               ===================  ==================

               * Consists of unrealized holding (losses)/gains of
           marketable securities and for 2005 realized gains taken to income as a result of the sale of securities.

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                ($ in thousands)
                                   (Unaudited)

                                                                                2006              2005
                                                                           ---------------   ---------------

Cash flows provided by (used in) operating activities:
Net income                                                                    $    50,483         $  42,634
       Deduct: Gain on sale of discontinued operations                                  -            (1,167)
               Income from discontinued operations                                 (6,496)           (1,959)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                      122,004           134,094
       Gain on expiration/settlement of customer advances                               -               (80)
       Stock based compensation expense                                             2,677             2,265
       Investment gain                                                                  -              (493)
       Other non-cash adjustments                                                   4,362               872
       Deferred income taxes                                                       24,163            25,109
       Change in accounts receivable                                               23,166            26,034
       Change in accounts payable and other liabilities                           (52,606)          (31,796)
       Change in other current assets                                              (3,140)            1,083
                                                                           ---------------   ---------------
Net cash provided by continuing operating activities                              164,613           196,596

Cash flows from investing activities:
       Proceeds from sale of discontinued operations                                    -            43,565
       Securities sold                                                                  -             1,112
       Capital expenditures                                                       (43,765)          (49,414)
       Other assets (purchased) distributions received, net                           324            (1,103)
                                                                           ---------------   ---------------
Net cash used by investing activities                                             (43,441)           (5,840)

Cash flows from financing activities:
       Repayment of customer advances for
         construction and contributions in aid of construction                       (473)           (1,237)
       Long-term debt payments                                                       (240)             (259)
       Debt issuance costs                                                              -              (385)
       Issuance of common stock                                                     9,452             5,552
       Common stock repurchased                                                   (37,916)                -
       Dividends paid                                                             (82,633)          (85,081)
                                                                           ---------------   ---------------
Net cash used by financing activities                                            (111,810)          (81,410)

Cash flows of discontinued operations (revised - see Note 5):
       Operating cash flows                                                         8,580             8,458
       Investing cash flows                                                        (2,422)           (2,776)
       Financing cash flows                                                             -               (48)
                                                                           ---------------   ---------------
                                                                                    6,158             5,634

Increase in cash and cash equivalents                                              15,520           114,980
Cash and cash equivalents at January 1,                                           268,917           171,797
                                                                           ---------------   ---------------
Cash and cash equivalents at March 31,                                        $   284,437         $ 286,777
                                                                           ===============   ===============
Cash paid during the period for:
       Interest                                                               $    95,079         $  71,336
       Income taxes (refunds)                                                 $      (133)        $  (1,859)

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                            $    (8,811)        $ (11,992)
       Conversion of EPPICS                                                   $    13,130         $   1,543
       Debt-for-debt exchange, net                                            $       (70)        $       -


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

     (1)  Summary of Significant Accounting Policies:
          -------------------------------------------
          (a)  Basis of Presentation and Use of Estimates:
               -------------------------------------------
               Citizens Communications Company and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals necessary to present fairly the results for the interim periods shown.

               The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes, contingencies and pension and postretirement benefits expenses among others.

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

          (c)  Revenue Recognition:
               --------------------
               Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our statement of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          (d)  Property, Plant and Equipment:
               ------------------------------
               Property, plant and equipment are stated at original cost or fair market value for our acquired properties, including capitalized interest. Maintenance and repairs are charged to operating expenses as incurred. The gross book value, of routine property, plant and equipment retired is charged against accumulated depreciation.

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

               Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that intangible assets (primarily customer base) with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets with estimated useful lives to determine whether any changes to those lives are required.

          (f)  Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets to Be
               -----------------------------------------------------------------
               Disposed of:
               ------------
               We review long-lived assets to be held and used and long-lived assets to be disposed of, including intangible assets with estimated useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.

          (g)  Derivative Instruments and Hedging Activities:
               ----------------------------------------------
               We account for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

               We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133, as amended. As a result, the fair value of the hedges is carried on the balance sheet in other liabilities and the related underlying liabilities are also adjusted to fair value by the same amount.

          (h)  Stock Plans:
               ------------
               We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. We have no awards with market or performance conditions. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury.

               On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Estimated compensation cost for awards that are outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes. Prior periods have not been restated.

               On November 10, 2005, the Financial  Accounting  Standards  Board
               (FASB) issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We elected to adopt the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

               In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, "Stock-Based Awards"). Stock-based compensation expense for the first quarter of 2006 was $2,677,000 ($1,673,000 after tax, or $0.01 per basic and diluted share of common stock). The compensation cost recognized is based on awards ultimately expected to vest. FAS 123R requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

               Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinions (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic-value based method to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options issued under the Management Equity Incentive Plan (MEIP), 1996 Equity Incentive Plan (EIP) and the Amended and Restated 2000 EIP stock plans.

               In the past, we provided pro forma net income and pro forma net income per share of common stock disclosures for employee and non-employee director stock option grants based on the fair value of the options at the date of grant. For purposes of presenting pro forma information, the fair value of options granted is computed using the Black-Scholes option-pricing model.

               Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP, Employee Stock Purchase Plan
               (ESPP) and Non-Employee Directors' Deferred Fee Equity Plan, our pro forma net income and net income per share of common stock available for common stockholders would have been as follows:

                                                                             Three Months Ended March 31,
                                                                                          2005
                                                                            -----------------------------
                     ($ in thousands)

                     Net income available
                     for common stockholders              As reported                 $   42,634

                     Add: Stock-based employee
                     compensation expense included
                     in reported net income, net of
                     related tax effects                                                   1,416

                     Deduct: Total stock-based
                     employee compensation expense
                     determined under fair
                     value based method for all
                     awards, net of related tax
                     effects                                                              (2,361)
                                                                                       ----------
                                                          Pro forma                    $  41,689
                                                                                       ==========

                     Net income per share of common
                     stock available for common
                     stockholders                         As reported:
                                                             Basic                     $    0.13
                                                             Diluted                        0.12
                                                          Pro forma:
                                                             Basic                     $    0.12
                                                             Diluted                        0.12

          (i)  Net  Income  Per  Share of  Common  Stock  Available  for  Common
               -----------------------------------------------------------------
               Stockholders:
               -------------
               Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per share of common stock reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as shares of common stock that would result from the conversion of convertible preferred stock (EPPICS). In addition, the related interest on debt (net of tax) is added back to income since it would not be paid if the debt was converted to common stock.

     (2)  Recent Accounting Literature and Changes in Accounting Principles:
          ------------------------------------------------------------------

          Accounting for Conditional Asset Retirement Obligations
          -------------------------------------------------------
          In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Although a liability exists for the removal of poles and asbestos, sufficient information is not available currently to estimate our liability, as the range of time over which we may settle these obligations is unknown or cannot be reasonably estimated. The adoption of FIN 47 during the fourth quarter of 2005 had no impact on our financial position, results of operations or cash flows.

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

          The Company has applied the provisions of EITF No. 04-5 and consolidated the Mohave Cellular Limited Partnership (Mohave) effective January 1, 2006. As permitted, we elected to apply EITF No. 04-5 retrospectively from the date of adoption. Revenues, depreciation and operating income for Mohave were $3,698,000, $511,000 and $696,000, respectively, for the three months ended March 31, 2005 and $4,443,000, $516,000 and $1,229,000, respectively, for the three months ended March 31, 2006.

     (3)  Accounts Receivable:
          --------------------
          The components of accounts receivable, net at March 31, 2006 and December 31, 2005 are as follows:

($ in thousands)                           March 31, 2006    December 31, 2005
                                          ----------------- --------------------

End user                                         $ 194,132            $ 210,470
Other                                               29,468               34,595
Less:  Allowance for doubtful accounts             (33,332)             (31,631)
                                          ----------------- --------------------
   Accounts receivable, net                      $ 190,268            $ 213,434
                                          ================= ====================

          The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $4,373,000 and $2,922,000 for the three months ended March 31, 2006 and 2005, respectively.

     (4)  Property, Plant and Equipment, Net:
          -----------------------------------
          Property, plant and equipment at March 31, 2006 and December 31, 2005 is as follows:

 ($ in thousands)                            March 31, 2006        December 31, 2005
                                           --------------------   ---------------------

 Property, plant and equipment                     $ 6,468,652             $ 6,433,119
 Less: accumulated depreciation                     (3,457,003)             (3,374,807)
                                           --------------------   ---------------------
      Property, plant and equipment, net           $ 3,011,649             $ 3,058,312
                                           ====================   =====================

          Depreciation expense is principally based on the composite group method. Depreciation expense was $90,409,000 and $102,499,000 for the three months ended March 31, 2006 and 2005, respectively.

     (5)  Discontinued Operations:
          ------------------------
          In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from operations and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of Electric Lightwave, LLC (ELI) and Conference-Call USA, LLC (CCUSA) as discontinued operations in our consolidated statement of operations. All prior periods have been restated. In addition, our statement of cash flows for the three months ended March 31, 2005 has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

          ELI
          ---
          In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI, our competitive local exchange carrier business, to Integra Telecom Holdings, Inc. (Integra), for $247,000,000, including $243,000,000 in cash plus the assumption of approximately $4,000,000 in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction is expected to close during the third quarter of 2006 and is subject to regulatory and other customary approvals and conditions, as well as the funding of Integra's fully committed financing. We expect to recognize a pre-tax gain on the sale of ELI of approximately $115,000,000 - $120,000,000.

          ELI had revenues of approximately $159,200,000 and operating income of approximately $21,300,000 for the year ended December 31, 2005. At December 31, 2005, ELI's net assets totaled approximately $116,500,000. We ceased to record depreciation expense effective February 1, 2006.

          Summarized financial information for ELI is set forth below:

                                                      March 31,       December 31,
($ in thousands)                                        2006              2005
                                                   ----------------  ----------------
Current assets                                            $ 21,776          $ 24,986
Net property, plant and equipment                          138,092           137,730
                                                   ----------------  ----------------
Total assets held for sale                                $159,868          $162,716
                                                   ================  ================

Current liabilities                                       $ 18,654          $ 21,605
Long-term debt                                               4,187             4,246
Other liabilities                                           20,224            20,415
                                                   ----------------  ----------------
Total liabilities related to assets held for sale         $ 43,065          $ 46,266
                                                   ================  ================

                                               For the three months ended March 31,
                                            --------------------------------------------
($ in thousands)                                   2006                    2005
                                            --------------------   ---------------------

Revenue                                                $ 42,494                $ 37,980
Operating income                                         10,458                   1,376
Income taxes                                              3,962                     457
Net income                                                6,496                     919

          CCUSA
          -----
          In February  2005,  we entered  into a  definitive  agreement  to sell
          CCUSA,  our  conferencing  services  business.  On March 15, 2005,  we completed the sale for  $43,565,000  in cash,  subject to  adjustments under  the terms of the  agreement.  The  pre-tax  gain on the sale of
          CCUSA  was   $14,061,000.   Our  after-tax   gain  was   approximately
          $1,167,000.  The book income taxes  recorded  upon sale are  primarily attributable to a low tax basis in the assets sold.

          We had no  outstanding  debt  specifically  identified  with CCUSA and
          therefore  no  interest   expense  was   allocated   to   discontinued
          operations.  In  addition,  we ceased to record  depreciation  expense effective February 16, 2005.

          Summarized financial information for CCUSA is set forth below:

                                              For the three months ended March 31,
                                         --------------------------------------------
($ in thousands)                                2006                    2005
                                         --------------------   ---------------------

Revenue                                          $      -                 $ 4,607
Operating income                                        -                   1,489
Income taxes                                            -                     449
Net income                                              -                   1,040
Gain on disposal of CCUSA, net of tax                   -                   1,167

     (6)  Other Intangibles:
          ------------------
          Other intangibles at March 31, 2006 and December 31, 2005 are as follows:

($ in thousands)                                       March 31, 2006         December 31, 2005
                                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                     $   994,605            $   994,605
Trade name - non-amortizable                                       122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                             1,116,663              1,116,663
Accumulated amortization                                          (589,525)              (557,930)
                                                   ------------------------  ---------------------
    Total other intangibles, net                               $   527,138            $   558,733
                                                   ========================  =====================

          Amortization expense was $31,595,000 for the three months ended March 31, 2006 and 2005. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will have been fully amortized.

     (7)  Long-Term Debt:
          ---------------
          The activity in our long-term debt from December 31, 2005 to March 31, 2006 is as follows:

                                                              Three Months Ended March 31, 2006
                                                   --------------------------------------------------------
                                                                                                            Interest Rate*
                                                                                                                  at
                                     December 31,               Interest                       March 31,       March 31,
($ in thousands)                        2005         Payments   Rate Swap   Reclassification     2006            2006
                                        -----        --------   ---------   ----------------     -----           ----

FIXED RATE

  Rural Utilities Service Loan
   Contacts                          $     22,809    $  (240)     $     -       $      -         $   22,569       6.080%

  Senior Unsecured Debt                 4,120,781          -       (8,811)           (70)         4,111,900       8.189%

  EPPICS                                   33,785          -            -        (13,130)            20,655       5.000%

  Industrial Development Revenue
   Bonds                                   58,140          -            -              -             58,140       5.559%
                                     ------------- ----------   ----------     ----------        ----------

TOTAL LONG TERM DEBT                 $  4,235,515    $  (240)     $(8,811)      $(13,200)        $4,213,264
                                     ------------- ==========   ==========     ==========        ----------

  Less:  Debt Discount                    (12,692)                                                  (10,099)
  Less:  Current Portion                 (227,693)                                                 (227,695)
                                     -------------                                               -----------

                                     $  3,995,130                                                $3,975,470
                                     =============                                               ===========

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

          In February 2006, our Board of Directors authorized us to repurchase up to $150,000,000 of our outstanding debt over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in investment and other income (loss).

          For the quarter ended March 31, 2006, we retired an aggregate principal amount of $13,440,000 of debt, including $13,130,000 of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) that were converted to our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47,500,000 of our 7.625% notes due 2008 were exchanged for approximately $47,430,000 of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes that were exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $2,392,000 was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income
          (loss), net.

          As of March 31, 2006, EPPICS representing a total principal amount of $191,100,000 have been converted into 15,383,117 shares of our common stock. Approximately $10,150,000 of EPPICS, which are convertible into 885,041 shares of our common stock, were outstanding at March 31, 2006.

          The total outstanding principal amounts of industrial development revenue bonds were $58,140,000 at March 31, 2006 and December 31, 2005. The earliest maturity date for these bonds is in August 2015. Under the terms of our agreements to sell our former gas and electric operations in Arizona, completed in 2003, we are obligated to call for redemption, at their first available call dates, three Arizona industrial development revenue bond series aggregating to approximately $33,440,000. The first call dates for these bonds are in 2007. We expect to retire all called bonds with cash. In addition, holders of $11,150,000 principal amount of industrial development bonds may tender such bonds to us at par and we have the simultaneous option to call such bonds at par on August 1, 2007. We expect to call the bonds and retire them with cash.

          As of March 31, 2006, we have available lines of credit with financial institutions in the aggregate amount of $250,000,000. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of March 31, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

     (8)  Net Income Per Share of Common Stock:
          -------------------------------------
          The reconciliation of the income per share of common stock calculation for the three months ended March 31, 2006 and 2005, respectively, is as follows:

($ in thousands, except per-share amounts)                         For the three months ended March 31,
                                                                  ----------------------------------------
                                                                         2006                 2005
                                                                  -------------------  -------------------
Net income used for basic and diluted earnings
----------------------------------------------
   per share of common stock:
   --------------------------
Income from continuing operations                                           $ 43,987             $ 39,508
Income from discontinued operations                                            6,496                3,126
                                                                  -------------------  -------------------
Total basic net income available to common stockholders                     $ 50,483             $ 42,634
                                                                  ===================  ===================
Effect of conversion of preferred securities - EPPICS                            182                  418
                                                                  -------------------  -------------------
Total diluted net income available to common stockholders                   $ 50,665             $ 43,052
                                                                  ===================  ===================
Basic earnings per share of common stock:
-----------------------------------------
Weighted-average common stock outstanding - basic                            327,132              338,450
                                                                  -------------------  -------------------
Income from continuing operations                                           $   0.13             $   0.12
Income from discontinued operations                                             0.02                 0.01
                                                                  -------------------  -------------------
Net income per share available to common stockholders                       $   0.15             $   0.13
                                                                  ===================  ===================
Diluted earnings per share of common stock:
-------------------------------------------
Weighted-average common stock outstanding                                    327,132              338,450
Effect of dilutive shares                                                        960                3,910
Effect of conversion of preferred securities - EPPICS                          1,458                4,510
                                                                  -------------------  -------------------
Weighted-average common stock outstanding - diluted                          329,550              346,870
                                                                  ===================  ===================
Income from continuing operations                                           $   0.13             $   0.11
Income from discontinued operations                                             0.02                 0.01
                                                                  -------------------  -------------------
Net income per share available to common stockholders                       $   0.15             $   0.12
                                                                  ===================  ===================

          Stock Options
          -------------
          For the three months ended March 31, 2006 and 2005, options to purchase 1,960,000 and 2,481,000 shares, respectively, at exercise prices ranging from $12.82 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted earning per share of common stock for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

          In addition, for the three months ended March 31, 2006 and 2005, restricted stock awards of 1,488,000 and 1,489,000 shares, respectively, are excluded from our basic weighted average shares of common stock outstanding and included in our dilutive shares of common stock until the shares are no longer contingent upon the satisfaction of all specified conditions.

          EPPICS
          ------
          As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of March 31, 2006, approximately 95% of the EPPICS outstanding, or about $191,100,000 aggregate principal amount of EPPICS, have converted to 15,383,117 shares of our common stock, including 2,260,867 shares issued from treasury.

          At March 31, 2006, we had 202,991 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted we would issue approximately 885,041 shares of our common stock. These securities have been included in the diluted income per share of common stock calculation for the period ended March 31, 2006.

          At March 31, 2005, we had 1,034,318 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. These securities have been included in the diluted income per share of common stock calculation for the period ended March 31, 2005.

          Stock Units
          -----------
          At March 31, 2006 and 2005, we had 259,320 and 211,759 stock units, respectively, issuable under our Non-Employee Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     (9)  Stock Plans:
          ------------
          At March 31, 2006, we have four stock-based compensation plans, which are described below. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP) and the Amended and Restated 2000
          Equity Incentive Plan (2000 EIP). Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At March 31, 2006, there were 30,342,864 shares authorized for grant under these plans and 3,868,376 shares available for grant.

                        Management Equity Incentive Plan
                        --------------------------------
          Under the MEIP, awards of our common stock were granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards. The Compensation Committee of the Board of Directors administered the MEIP.

          Since the expiration date of the MEIP plan on June 21, 2000, no awards can be granted under the MEIP. The exercise price of stock options issued was equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally 4 years). Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

                             Equity Incentive Plans
                             ----------------------
          In May 1996, our stockholders approved the 1996 EIP and in May 2001, our stockholders approved the 2000 EIP. Under the EIP plans, awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. As discussed under the Non-Employee Directors' Compensation Plans below directors receive an award of stock options under the 2000 EIP upon commencement of service. SARs may be granted under the 1996 EIP. The Compensation Committee of the Board of Directors administers the EIP plans.

          At March 31, 2006, there were 27,389,711 shares authorized for grant under these plans and 3,336,564 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective dates (May 23, 1996 and May 18, 2000) of the EIP plans. The exercise price of stock options and SARs generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally 4 years).

          Under the terms of the EIP plans, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

          In connection with the payment of the special, non-recurring dividend of $2.00 per share of common stock on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation" and EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

          The following summary presents information regarding outstanding stock options as of March 31, 2006 and changes during the three months then ended with regard to options under the MEIP and EIP plans:

                                                                           Weighted       Weighted        Aggregate
                                                            Shares         Average         Average        Intrinsic
                                                          Subject to     Option Price     Remaining        Value at
                                                            Option        Per Share     Life in Years   March 31, 2006
           --------------------------------------------- -------------- --------------- -------------- -----------------
           Balance at January 1, 2006                       7,985,000         $11.52
               Options granted                                      -              -
               Options exercised                             (968,000)          9.74                       $ 3,146,000
               Options canceled, forfeited or lapsed          (44,000)          9.90
           --------------------------------------------- --------------
           Balance at March 31, 2006                        6,973,000          11.78         5.21          $16,683,000
           ============================================= ==============

           Exercisable at March 31, 2006                    5,587,000         $12.29         4.79          $11,783,000
           ============================================= ==============

          There were no option grants made during the first quarter of 2006. Cash received upon the exercise of options during the first quarter of 2006 totaled approximately $9,452,000. Total remaining unrecognized compensation cost associated with unvested stock options at March 31, 2006 was $2,263,000 and the weighted average period over which this cost is expected to be recognized is approximately one year.

          The total intrinsic value of stock options exercised during the first quarter of 2005 was $1,968,000. The total intrinsic value of stock options outstanding and exercisable at March 31, 2005 was $27,211,000 and $17,914,000, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2005 was $3.01. Options granted during the first three months of 2005 totaled 30,000. Cash received upon the exercise of options during the first quarter of 2005 totaled approximately $5,552,000.

          For purposes of determining compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which requires the use of various assumptions including: expected life of the option; expected dividend rate; expected volatility; and risk-free interest rate. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical volatility for a period equal to the stock option's expected life, calculated on a monthly basis.

          The following table presents the weighted average assumptions used for grants in fiscal 2005:

                                                       2005
                      ---------------------------- --------------
                      Dividend yield                    7.72%
                      Expected volatility                 46%
                      Risk-free interest rate           4.16%
                      Expected life                   6 years
                      ---------------------------- --------------

          The following summary presents information regarding unvested restricted stock as of March 31, 2006 and changes during the three months then ended with regard to restricted stock under the MEIP and EIP plans:

                                                                   Weighted
                                                                    Average          Aggregate
                                                  Number of       Grant Date       Fair Value at
                                                   Shares         Fair Value       March 31, 2006
             ---------------------------------- -------------- ------------------ ----------------
             Unvested at January 1, 2006          1,456,000            $12.47
                 Granted                            680,000             12.83      $ 9,027,000
                 Vested                            (522,000)            12.37      $ 6,923,000
                 Forfeited                         (126,000)            12.27
             ---------------------------------- --------------
             Unvested at March 31, 2006           1,488,000            $12.68      $19,752,000
             ================================== ==============

          For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2006 was $17,435,000 and the weighted average period over which this cost is expected to be recognized is approximately three years.

          The total fair value of shares granted and vested during the three months ended March 31, 2005 was approximately $4,050,000 and $5,794,000, respectively. The total fair value of unvested restricted stock at March 31, 2005 was $19,267,000. The weighted average grant-date fair value of restricted shares granted during the three months ended March 31, 2005 was $13.10. Shares granted during the first three months of 2005 totaled 313,000.

                   Non-Employee Directors' Compensation Plans
                   -------------------------------------------
          Upon commencement of his or her service on the Board of Directors, each non-employee director receives a grant of 10,000 stock options, which is awarded under our 2000 EIP. The price of these options, which are exercisable six months after the grant date, is set at the average of the high and low market prices of our common stock on the effective date of the director's initial election to the Board of Directors.

          Annually, each non-employee director also receives a grant of 3,500 stock units under our Non-Employee Directors' Deferred Fee Equity Plan (the "Deferred Fee Plan"), which commenced in 1997 and continues through May 22, 2007. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of the options granted under the Deferred Fee Plan was set at 100% of the average of the high and low market prices of our common stock on the third, fourth, fifth, and sixth trading days of the year in which the options were granted. The options became exercisable six months after the grant date and remain exercisable for ten years after the grant date. In addition, on September 1, 1996, each non-employee director received a grant, under the Formula Plan, of options to purchase 2,500 shares of common stock. The options granted under the Deferred Fee Plan became exercisable six months after the grant date and remain exercisable for ten years after the grant date.

          Effective April 2004, the Deferred Fee Plan was amended to replace the annual grant of stock options with an annual grant of 3,500 stock units. The stock units are awarded on the first business day of each calendar year. Each non-employee director must elect, by December 31 of the preceding year, whether the stock units awarded under the Deferred Fee Plan will be redeemed in cash or stock upon the director's termination of service.

          In addition, each non-employee director is also entitled to annually receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director, which are awarded under the Non-Employee Directors' Deferred Fee Equity Plan. For 2006, each non-employee director had to elect, by December 31, 2005, to receive $40,000 cash or 5,760 stock units as an annual retainer. Directors making a stock unit election must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death. Prior to June 30, 2003, a director could elect to receive 20,000 stock options as an annual retainer in lieu of cash or stock units. The exercise price of the stock options was set at the average of the high and low market prices of our common stock on the date of grant. The options were exercisable six months after the date of grant and had a 10-year term.

          The number of shares of common stock authorized for issuance under the Deferred Fee Plan is one percent (1%) of the total outstanding shares of our common stock as of June 30, 2003, or 2,953,153 shares, subject to adjustment in the event of changes in our corporate structure affecting capital stock. At March 31, 2006, there were 531,812 shares available for grant. There were 11 directors participating in the Deferred Fee Plan during the first quarter of 2006. In the first quarter of 2006, the total plan units earned was 52,690. At March 31, 2006, 454,032 options were exercisable at a weighted average exercise price of $9.85.

          In 2006, each non-employee director will receive fees of $2,000 for each Board of Directors and committee meeting attended ($1,000 for telephonic meetings). The chairs of the Audit, Compensation, Nominating and Corporate Governance and Retirement Plan Committees were paid an additional annual stipend of $25,000, $15,000, $7,500, and $5,000, respectively. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, received an additional annual stipend of $15,000. A director must elect, by December 31 of the preceding year, to receive meeting and other fees in cash, stock units, or a combination of both. All fees paid to the non-employee directors in 2006 are paid quarterly. If the director elects stock units, the number of units credited to the director's account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the average of the high and low market prices of our common stock on the first trading day of the year the election is in effect. Units are credited to the director's account quarterly.

          We account for the Deferred Fee Plan in accordance with SFAS No. 123R. If cash is elected, it is considered a liability-based award. If stock units are elected, they are considered equity-based awards. Compensation expense for stock units is based on the market value of our common stock at the date of grant. For awards granted prior to 1999, a director could elect to be paid in stock options. Generally, compensation cost was not recorded because the options were granted at the fair market value of our common stock on the grant date under APB No. 25 and related interpretations.

          We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one-for-one basis) or in cash. As of March 31, 2006, the liability for such payments was approximately $644,000 all of which will be payable in stock (based on the July 15, 1999 stock price).

     (10) Segment Information:
          --------------------
          As of January 1, 2006, we operate in a single segment, Frontier. Frontier provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

          As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of the Company's
          Frontier properties share similar economic characteristics: they provide the same products and services to similar customers using comparable technologies in all the states we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.

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

          The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The notional amounts of fixed-rate indebtedness hedged as of March 31, 2006 and December 31, 2005 was $550,000,000 and $500,000,000,
          respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 8.76% as of March 31, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rates of 8.26% as of March 31, 2006 and 8.46% as of December 31, 2005, respectively). The fair value of these derivatives is reflected in other liabilities as of March 31, 2006 and December 31, 2005, in the amount of $17,538,000 and $8,727,000, respectively. The related underlying debt has been decreased by a like amount. The amounts paid during the three months ended March 31, 2006 as a result of these contracts amounted to $534,000 and are included as interest expense.

          During September 2005, we entered into a series of separate forward rate agreements with our swap counter-parties that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. At March 31, 2006 and December 31, 2005, the rates obtained under these forward rate agreements were below market rates. The fair value of these derivatives is reflected in other current assets as of March 31, 2006 and December 31, 2005, in the amount of $822,000 and $1,129,000, respectively. A gain for the changes in the fair value of these forward rate agreements of $384,000 is included in other income
          (loss), net for the three months ended March 31, 2006.

          We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.

     (12) Investment and Other Income (Loss), Net:
          ----------------------------------------
          The components of investment and other income (loss), net are as follows:

                                                           For the three months ended March 31,
                                                        -----------------------------------------
($ in thousands)                                              2006                   2005
                                                        ------------------    -------------------
Investment income                                                $  3,827                $ 1,987
Loss on exchange of debt                                           (2,392)                     -
Investment gain                                                         -                    493
Other, net                                                         (2,786)                 1,488
                                                        ------------------    -------------------
     Total investment and other income (loss), net               $ (1,351)               $ 3,968
                                                        ==================    ===================

     (13) Company  Obligated  Mandatorily   Redeemable   Convertible  Preferred
          ---------------------------------------------------------------------
          Securities:
          ------------
          In 1996, our consolidated wholly owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of EPPICS, representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). These securities have an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a

          Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

          In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2006 and the four quarters of 2005. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

          As of March 31, 2006, EPPICS representing a total principal amount of $191,100,000 have been converted into 15,383,117 shares of our common stock. A total of $10,150,000 of EPPICS is outstanding as of March 31, 2006 and if all outstanding EPPICS were converted, 885,041 shares of our common stock would be issued upon such conversion.

     (14) Retirement Plans:
          -----------------
          The following table provides the components of net periodic benefit cost:

                                                                            For three months ended March 31,
                                                         --------------------------------------------------------------
                                                            2006           2005            2006             2005
                                                         -------------  -------------   --------------  ---------------
                                                              Pension Benefits           Other Postretirement Benefits
                                                         ----------------------------   -------------------------------
($ in thousands)
Components of net periodic benefit cost
---------------------------------------
Service cost                                                 $  1,759       $  1,495          $   174          $   282
Interest cost on projected benefit obligation                  11,504         11,764            2,211            3,177
Return on plan assets                                         (15,126)       (14,390)            (245)            (565)
Amortization of prior service cost and unrecognized
       net obligation                                             (61)           (61)          (1,026)             (51)
Amortization of unrecognized loss                               3,085          2,527            1,513            1,311
                                                         -------------  -------------   --------------  ---------------
Net periodic benefit cost                                    $  1,161       $  1,335          $ 2,627          $ 4,154
                                                         =============  =============   ==============  ===============

          We expect that our pension and other postretirement benefit expenses for 2006 will be $15,000,000 - $18,000,000 (down from $19,000,000 in
          2005) and no contribution will be required to be made by us to the pension plan in 2006.

     (15) Commitments and Contingencies:
          ------------------------------
          We anticipate capital expenditures of approximately $270,000,000 - $280,000,000 for 2006. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

          The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City has alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852 - 1948, and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into the Company. The City alleged the existence of extensive contamination of the Penobscot River and asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include Honeywell Corporation, Guilford Transportation (operating as Maine Central Railroad), UGI Utilities, Inc., and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and the claim against us for punitive damages. Trial was conducted in September and October 2005 for the first (liability) phase of the case. A decision from the court has not yet been rendered. We intend to continue to defend ourselves vigorously against the City's lawsuit.

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

          On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We were cooperating with the patent holder to determine if we are currently using any of the processes that are protected by its patents but we have not had any communication with them on this issue since mid-2004. If we determine that we are utilizing the patent holder's intellectual property, we expect to commence negotiations on a license agreement.

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

          The Company sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through
          2015). Paragraph 13 of FIN 45 requires that we disclose, "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote...". As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with investment grade credit ratings, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2007 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2007 through 2015 would be approximately $1,264,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking Statements
--------------------------

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

          * Our ability to sell enhanced and data services in order to offset ongoing declines in revenue from local services, switched access services and subsidies;

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

          * Our ability to successfully renegotiate expiring union contracts covering approximately 1,300 employees that are scheduled to expire during the remainder of 2006;

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

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In February 2006 we entered into a definitive agreement to sell our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We are accounting for ELI as a discontinued operation in our consolidated statements of operations. The sale is expected to close in the third quarter of 2006.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2006 across all products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2006 as a result of competition. Competition in our markets could result in reduced revenues in 2006.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by carriers.

Revenues from data and internet services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges and subsidies are decreasing as a percentage of our revenues. These factors, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

(a)  Liquidity and Capital Resources
     -------------------------------
For the three months ended March 31, 2006, we used cash flow from continuing operations and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases. As of March 31, 2006, we had cash and cash equivalents aggregating $284.4 million.

For the three months ended March 31, 2006, our capital expenditures were $43.8 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $270.0 -
280.0 million for 2006.

Increasing competition, offering new services such as wireless and VOIP, and improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future.

As of March 31, 2006, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of March 31, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. We have never borrowed any money under the facility.

Our ongoing annual dividends of $1.00 per share of common stock under our current policy utilize a significant portion of our cash generated by operations and therefore could limit our operating and financial flexibility. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above are expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings in July 2004 to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over the next several years our cash taxes will increase substantially.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $227.7 million, $37.8 million and $653.4 million of debt maturing in 2006, 2007 and 2008, respectively.

Share Repurchase Programs
-------------------------
On May 25, 2005, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock. This share repurchase program commenced on June 13, 2005. As of December 31, 2005, we completed the repurchase program and had repurchased a total of 18,775,156 shares of our common stock at an aggregate cost of $250.0 million.

In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of March 31, 2006, we had committed to repurchase 3,402,900 shares of our common stock at an aggregate cost of approximately $45.9 million. Of that amount, 2,802,900 shares had settled by March 31, 2006, at a cash cost of approximately $37.9 million. We may in the future purchase additional shares of our common stock.

Debt Reduction and Debt Exchanges
---------------------------------
For the quarter ended March 31, 2006, we retired an aggregate principal amount of $13.4 million of debt, including $13.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2006 (EPPICS) that were converted into our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in investment and other income (loss).

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities or privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

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

The notional amounts of fixed-rate indebtedness hedged as of March 31, 2006 and December 31, 2005 were $550.0 million and $500.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 8.76% as of March 31, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rate of 8.26% as of March 31, 2006 and 8.46% as of December 31, 2005). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three months ended March 31, 2006, the interest expense resulting from these interest rate swaps totaled approximately $0.5 million.

Sale of Non-Strategic Investments
---------------------------------
On February 1, 2005, we sold 20,672 shares of Prudential Financial, Inc. for approximately $1.1 million in cash.

On March 15, 2005, we completed the sale of our conferencing business, CCUSA for approximately $43.6 million in cash.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

EPPICS
------
In 1996, our consolidated wholly owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). These securities have an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2006 and the four quarters of 2005. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of March 31, 2006, EPPICS representing a total principal amount of $191.1 million have been converted into 15,383,117 shares of our common stock, and a total of $10.2 million remains outstanding to third parties. Our long-term debt footnote indicates $20.7 million of EPPICS outstanding at March 31, 2006 of which $10.5 million is intercompany debt of related parties.

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

Discontinued Operations
-----------------------
In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interest in ELI, our CLEC business, to Integra Telecom Holdings, Inc. (Integra), for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction is expected to close during the third quarter of 2006 and is subject to regulatory and other customary approvals and conditions, as well as the funding of Integra's fully committed financing. We expect to recognize a pre-tax gain on the sale of ELI of approximately $115.0 - $120.0 million.

On March 15, 2005, we completed the sale of Conference Call USA, LLC (CCUSA) for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

Rural Telephone Bank
--------------------
In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which will result in the recognition of a pre-tax gain of approximately $62.0 million during the second quarter of 2006.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements
-----------------------------

Accounting for Conditional Asset Retirement Obligations
In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Although a liability exists for the removal of poles and asbestos, sufficient information is not available currently to estimate our liability, as the range of time over which we may settle theses obligations is unknown or cannot be reasonably estimated. The adoption of FIN 47 during the fourth quarter of 2005 had no impact on our financial position, results of operations or cash flows.

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

The Company applied the provisions of EITF No. 04-5 and consolidated the Mohave Cellular Limited Partnership (Mohave) effective January 1, 2006. As permitted, we elected to apply EITF No. 04-5 retrospectively from the date of adoption. Revenues, depreciation and operating income for Mohave were $3.7 million, $0.5 million and $0.7 million, respectively, for the three months ended March 31, 2005 and $4.4 million, $0.5 million and $1.2 million, respectively, for the three months ended March 31, 2006.

Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we have adopted SFAS 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinions (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, "Stock-Based Awards"). Stock-based compensation expense for the first quarter of 2006 was $2.7 million ($1.7 million after tax or $0.01 per basic and diluted share of common stock).

(b)  Results of Operations
     ---------------------
                                     REVENUE

Revenue is generated primarily through the provision of local, network access, long distance, and data and internet services. Such services are provided under either a monthly recurring fee or based on usage at a tariffed rate and is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Consolidated revenue for the three months ended March 31, 2006 increased $4.5 million, or 1%, as compared with the prior year period.

In February 2006, we entered into a definitive agreement to sell ELI to Integra. As a result, we have classified ELI's results of operations as discontinued operations in our consolidated statements of operations and restated prior periods.

On March 15, 2005, we completed the sale of our conferencing service business, CCUSA. As a result of the sale, we have classified CCUSA's results of operations as discontinued operations in our consolidated statements of operations and restated prior periods.

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 26,300 access lines during the three months ended March 31, 2006 but added approximately 19,400 high-speed internet subscribers during this same period. The loss of lines during the first three months of 2006 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2006. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease in 2006.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                                For the three months ended March 31,
                                      -------------------------------------------------------
                                          2006           2005         $ Change     % Change
                                      -------------- ------------- --------------- ----------
Access services                           $ 160,968     $ 156,824         $ 4,144         3%
Local services                              203,566       209,957          (6,391)       -3%
Long distance services                       39,158        43,750          (4,592)      -10%
Data and internet services                   50,358        38,609          11,749        30%
Directory services                           28,797        27,963             834         3%
Other                                        24,014        25,231          (1,217)       -5%
                                      -------------- ------------- ---------------
                                          $ 506,861     $ 502,334         $ 4,527         1%
                                      ============== ============= ===============

Access Services
Access services revenue for the three months ended March 31, 2006 increased $4.1 million or 3%, as compared with the prior year period. Special access revenue increased $3.6 million primarily due to growth in high-capacity circuits. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue increased $2.5 million primarily due to significantly higher recovery of costs. Switched access revenue decreased $2.4 million, as compared with the prior year period, primarily due to a decline in minutes of use.

Increases in the number of competitive communications companies (including wireless companies) receiving federal subsidies may lead to further increases in the national average cost per loop (NACPL), thereby resulting in decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability and cash flows.

Local Services
Local services revenue for the three months ended March 31, 2006 decreased $6.4 million or 3% as compared with the prior year period. Local revenue decreased $7.9 million primarily due to continued losses of access lines. Enhanced services revenue increased $1.5 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Long Distance Services
Long distance services revenue for the three months ended March 31, 2006 decreased $4.6 million or 10%, as compared with the prior period. We have actively marketed packages of long distance minutes particularly with our bundled service offerings. The sale of packaged minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance minutes of use increased slightly during the first quarter of 2006 compared to the first quarter of 2005. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2006.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2006 increased $11.7 million, or 30%, as compared with the prior year primarily due to growth in data and high-speed internet services.

                             COST OF SERVICES

    ($ in thousands)               For the three months ended March 31,
                          ------------------------------------------------------
                              2006           2005         $ Change     % Change
                          -------------- ------------- --------------- ---------
    Network access          $ 40,218      $ 39,722           $ 496         1%

As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to increase.

                            OTHER OPERATING EXPENSES

($ in thousands)                              For the three months ended March 31,
                                      -------------------------------------------------------
                                          2006           2005         $ Change     % Change
                                      -------------- ------------- --------------- ----------
Operating expenses                        $ 138,246     $ 137,062         $ 1,184         1%
Taxes other than income taxes                25,835        26,432            (597)       -2%
Sales and marketing                          23,220        20,543           2,677        13%
                                      -------------- ------------- ---------------
                                          $ 187,301     $ 184,037         $ 3,264         2%
                                      ============== ============= ===============

Operating expenses for the three months ended March 31, 2006 increased $1.2 million, or 1%, as compared with the prior year period primarily due to $3.7 million of severance payments associated with a voluntary early retirement program offered to certain employees during the first quarter of 2006. The program resulted in a reduction of 62 employees. We expect to realize annualized cost savings of approximately $3.9 million from this headcount reduction. We routinely review our operations, personnel and facilities to achieve greater efficiencies. These reviews may result in additional reductions in personnel and further increases in severance costs.

Included in operating expenses is stock compensation expense. Stock compensation expense was $2.7 million and $2.3 million for the first three months of 2006 and 2005, respectively. In 2006, we began expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $2.2 million of incremental stock compensation expense for the year ended December 31, 2006 assuming no modifications and that actual forfeitures equal estimated forfeitures.

Included in operating expenses is pension and other postretirement benefit expenses. In future periods, if the value of our pension assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or postretirement expenses. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement expenses will decrease from $19.0 million in 2005 to approximately $15.0 million to $18.0 million in 2006 and that no contribution will be required to be made by us to the pension plan in 2006.

Sales and marketing expenses for the three months ended March 31, 2006 increased $2.7 million, or 13%, as compared with the prior year period primarily due to increased marketing and advertising in an increasingly competitive environment and the launch of new products. As our markets become more competitive and we launch new products, we expect that our marketing costs will increase. We hope to shift spending from other expense categories to compensate for sales and marketing expense increases.

                      DEPRECIATION AND AMORTIZATION EXPENSE

       ($ in thousands)                     For the three months ended March 31,
                                   -------------------------------------------------------
                                       2006           2005         $ Change     % Change
                                   -------------- ------------- --------------- ----------
       Depreciation  expense           $  90,409     $ 102,499       $ (12,090)      -12%
       Amortization expense               31,595        31,595               -         0%
                                   -------------- ------------- ---------------
                                       $ 122,004     $ 134,094       $ (12,090)       -9%
                                   ============== ============= ===============

Depreciation expense for the three months ended March 31, 2006 decreased $12.1 million, or 12%, as compared with the prior year period due to a declining asset base and changes in the remaining useful lives of certain assets. Effective with the completion of an independent study of the estimated useful lives of our plant assets, we adopted new lives beginning October 1, 2005. Based on the study and our planned capital expenditures, we expect that our depreciation expense will decline in 2006 to approximately $350.0 million or by 11% compared to 2005. The decrease is due to a declining asset base and the result of extending the remaining useful lives of our copper facilities from approximately 16 years to a range of 26 to 30 years. The decrease was partially offset by the shortening of lives for our switching software assets all in accordance with the independent study.

          INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
                               INCOME TAX EXPENSE

       ($ in thousands)                          For the three months ended March 31,
                                      -------------------------------------------------------
                                          2006           2005         $ Change       % Change
                                      -------------- ------------- --------------- ----------
       Investment and
         other income (loss), net          $ (1,351)     $  3,968        $ (5,319)     -134%
       Interest expense                    $ 85,393      $ 83,725        $  1,668         2%
       Income tax expense                  $ 26,607      $ 25,216        $  1,391         6%

Investment and other income, net for the three months ended March 31, 2006 decreased $5.3 million as compared with the prior year period primarily due to a $2.4 million loss we incurred on the exchange of debt during the first quarter of 2006.

Interest expense for the three months ended March 31, 2006 increased $1.7 million, or 2%, as compared with the prior year period. Higher short term interest rates have caused the amount we pay under our swap agreements ($550.0 million in principal amount is swapped to floating rate at March 31, 2006) to increase and such increase accounts for all of the increase in interest expense. Our composite average borrowing rate (including the effect of our swap agreements) for the three months ended March 31, 2006 as compared with the prior year period was 23 basis points higher, increasing from 7.84% to 8.07%.

Income taxes for the three months ended March 31, 2006 increased $1.4 million, or 6%, as compared with the prior year period primarily due to changes in taxable income. The effective tax rate for the first quarter of 2006 was 37.7% as compared with 39.0% for the first quarter of 2005.

                             DISCONTINUED OPERATIONS

       ($ in thousands)                 For the three months ended March 31,
                              -------------------------------------------------------
                                  2006           2005         $ Change     % Change
                              -------------- ------------- --------------- ----------
       Revenue                     $ 42,494      $ 42,587         $   (93)        0%
       Operating income            $ 10,458      $  2,865         $ 7,593       265%
       Income taxes                $  3,962      $    906         $ 3,056       337%
       Net income                  $  6,496      $  1,959         $ 4,537       232%


In February 2006, we entered into a definitive agreement to sell ELI, our CLEC business, to Integra Telecom Holdings, Inc. (Integra), for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction is expected to close during the third quarter of 2006 and is subject to regulatory and other customary approvals and conditions, as well as the funding of Integra's fully committed financing. We expect to recognize a pre-tax gain on the sale of ELI of approximately $115.0 million to $120.0 million.

On March 15, 2005, we completed the sale of CCUSA for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold. Revenue, operating income, income taxes and net income of CCUSA were $4.6 million, $1.5 million, $0.5 million and $1.0 million for the three months ended March 31, 2005, respectively.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2006, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At March 31, 2006, the fair value of our long-term debt was estimated to be approximately $4.1 billion, based on our overall weighted average rate of 8.09% and our overall weighted maturity of 11 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2005.

The overall weighted average interest rate increased approximately 4 basis points during the first quarter of 2006. A hypothetical increase of 81 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $208.8 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of March 31, 2006 is limited and relates to our investment in Adelphia Communications Corporation (Adelphia), and our pension assets.

As of March 31, 2006 and December 31, 2005, we owned 3,059,000 shares of Adelphia common stock. The stock price of Adelphia was $0.04 at March 31, 2006 and December 31, 2005.

Sensitivity analysis of equity price exposure
At March 31, 2006, the fair value of the equity portion of our investment portfolio was estimated to be $0.1 million. A hypothetical 10% decrease in quoted market prices would result in an approximate $13,000 decrease in the fair value of the equity portion of our investment portfolio.

Disclosure of limitations of sensitivity analysis
Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented should market conditions vary from assumptions used in the calculation of the fair value. This analysis incorporates only those exposures that exist as of March 31, 2006. It does not consider those exposures or positions, which could arise after that date. As a result, our ultimate exposure with respect to our market risks will depend on the exposures that arise during the period and the fluctuation of interest rates and quoted market prices.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2006, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2006. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2006, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.    Legal Proceedings
           -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 1A.   Risk Factors
           ------------

There have been no material changes to our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of  Equity Securities  and Use of Proceeds, Issuer
           ---------------------------------------------------------------------
           Purchases of Equity Securities
           -------------------------------

There were no unregistered sales of equity securities during the quarter ended March 31, 2006.

                                                                                        (d) Maximum
                                                                                         Approximate
                                                                    (c) Total Number   Dollar Value of
                                                                         of Shares       Shares that
                                          (a) Total                  Purchased as Part    May Yet Be
                                          Number of    (b) Average      of Publicly       Purchased
                                           Shares     Price Paid Per  Announced Plans  Under the Plans
Period                                    Purchased       Share         or Programs      or Programs
------------------------------------------------------------------------------------------------------

January 1, 2006 to January 31, 2006
Share Repurchase Program (1)                       -       $     -                -    $         -
Employee Transactions (2)                      8,499       $ 12.21                -        N/A

February 1, 2006 to February 28, 2006
Share Repurchase Program (1)                       -       $     -                -    $300,000,000
Employee Transactions (2)                     13,318       $ 12.83            N/A          N/A

March 1, 2006 to March 31, 2006
Share Repurchase Program (1)               2,802,900       $ 13.53         2,802,900   $262,100,000
Employee Transactions (2)                    152,001       $ 13.63            N/A          N/A


Totals January 1, 2006 to March 31, 2006
Share Repurchase Program (1)               2,802,900       $ 13.53         2,802,900   $262,100,000
Employee Transactions (2)                    173,818       $ 13.50            N/A          N/A


(1) In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock, in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Exhibits
         --------

a)       Exhibits:

         10.1 Offer of Employment Letter between Citizens Communications Company and Donald R. Shassian, effective March 7, 2006.

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




Date: May 5, 2006