Form 10-Q
period 2006-06-30
CITIZENS COMMUNICATIONS CO
filed 2006-08-03
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                                 -------------

                                       or
                                       --

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

                                  Yes  X   No
                                      ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes      No  X
                                      ---     ---

The number of shares outstanding of the registrant's Common Stock as of July 31, 2006 was 320,833,416.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index





                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at June 30, 2006 and December 31, 2005                                 2

       Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005            3

       Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005              4

       Consolidated Statements of Stockholders' Equity for the year ended
       December 31, 2005 and the six months ended June 30, 2006                                           5

       Consolidated  Statements  of  Comprehensive  Income for the three and six
       months ended June 30, 2006 and 2005                                                                5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005              6

       Notes to Consolidated Financial Statements                                                         7

     Management's Discussion and Analysis of Financial Condition and Results of Operations               23

     Quantitative and Qualitative Disclosures about Market Risk                                          33

     Controls and Procedures                                                                             34

   Part II.  Other Information

     Legal Proceedings                                                                                   35

     Risk Factors                                                                                        35

     Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity
     Securities                                                                                          36

     Submission of Matters to a Vote of Security Holders                                                 36

     Other Information                                                                                   37

     Exhibits                                                                                            37

     Signature                                                                                           39

                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                                       (Unaudited)
                                                                                      June 30, 2006     December 31, 2005
                                                                                    ------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   141,316          $   268,917
    Accounts receivable, less allowances of $52,904 and $31,631, respectively                 195,226              203,070
    Other current assets                                                                       37,226               40,200
    Assets of discontinued operations                                                         162,915              162,716
                                                                                    ------------------  -------------------
      Total current assets                                                                    536,683              674,903

Property, plant and equipment, net                                                          2,978,064            3,058,312
Goodwill, net                                                                               1,921,465            1,921,465
Other intangibles, net                                                                        495,543              558,733
Investments                                                                                    16,599               15,999
Other assets                                                                                  196,943              203,323
                                                                                    ------------------  -------------------
           Total assets                                                                   $ 6,145,297          $ 6,432,735
                                                                                    ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $    47,683          $   227,693
    Accounts payable and other current liabilities                                            334,052              372,968
    Liabilities of discontinued operations                                                     44,348               46,266
                                                                                    ------------------  -------------------
      Total current liabilities                                                               426,083              646,927

Deferred income taxes                                                                         411,844              325,084
Other liabilities                                                                             432,416              423,785
Long-term debt                                                                              3,950,556            3,995,130

Stockholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 320,684,000 and 328,168,000 outstanding, respectively, and 343,956,000 issued at
      June 30, 2006 and December 31, 2005)                                                     85,989               85,989
    Additional paid-in capital                                                              1,203,951            1,374,610
    Retained earnings (deficit)                                                                66,841              (85,344)
    Accumulated other comprehensive loss, net of tax                                         (123,232)            (123,242)
    Treasury stock                                                                           (309,151)            (210,204)
                                                                                    ------------------  -------------------
      Total stockholders' equity                                                              924,398            1,041,809
                                                                                    ------------------  -------------------
            Total liabilities and stockholders' equity                                    $ 6,145,297          $ 6,432,735
                                                                                    ==================  ===================


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                  2006            2005
                                                                             ---------------  --------------
Revenue                                                                           $ 506,912       $ 496,133

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                   38,402          35,595
     Other operating expenses                                                       179,500         185,783
     Depreciation and amortization                                                  119,552         132,474
                                                                             ---------------  --------------
Total operating expenses                                                            337,454         353,852
                                                                             ---------------  --------------

Operating income                                                                    169,458         142,281

Investment and other income (loss), net                                              65,363             573
Interest expense                                                                     85,341          84,065
                                                                             ---------------  --------------

     Income from continuing operations before income taxes                          149,480          58,789
Income tax expense                                                                   54,734          17,326
                                                                             ---------------  --------------

     Income from continuing operations                                               94,746          41,463

Discontinued operations (see Note 5):
     Income from operations of discontinued CLEC business                            11,482           5,231
     Income tax expense                                                               4,526           2,110
                                                                             ---------------  --------------

     Income from discontinued operations                                              6,956           3,121
                                                                             ---------------  --------------

Net income available to common stockholders                                       $ 101,702       $  44,584
                                                                             ===============  ==============

Basic income per common share:
     Income from continuing operations                                            $    0.30       $    0.12
     Income from discontinued operations                                               0.02            0.01
                                                                             ---------------  --------------
     Net income available to common stockholders                                  $    0.32       $    0.13
                                                                             ===============  ==============

Diluted income per common share:
     Income from continuing operations                                            $    0.29       $    0.12
     Income from discontinued operations                                               0.02            0.01
                                                                             ---------------  --------------
      Net income available to common stockholders                                 $    0.31       $    0.13
                                                                             ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)

                                                                                           2006            2005
                                                                                      ---------------  --------------
Revenue                                                                                  $ 1,013,773       $ 998,467

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                            78,620          75,317
     Other operating expenses                                                                366,801         369,820
     Depreciation and amortization                                                           241,556         266,568
                                                                                      ---------------  --------------
Total operating expenses                                                                     686,977         711,705
                                                                                      ---------------  --------------

Operating income                                                                             326,796         286,762

Investment and other income (loss), net                                                       64,012           4,541
Interest expense                                                                             170,734         167,790
                                                                                      ---------------  --------------

     Income from continuing operations before income taxes                                   220,074         123,513
Income tax expense                                                                            81,341          42,542
                                                                                      ---------------  --------------

     Income from continuing operations                                                       138,733          80,971

Discontinued operations (see Note 5):
     Income from operations of discontinued CLEC business                                     21,940           6,607
     Income from operations of discontinued conferencing business
        (including gain on disposal of $14,061)                                                    -          15,550
     Income tax expense                                                                        8,488          15,910
                                                                                      ---------------  --------------

     Income from discontinued operations                                                      13,452           6,247
                                                                                      ---------------  --------------

Net income available to common stockholders                                              $   152,185       $  87,218
                                                                                      ===============  ==============

Basic income per common share:
     Income from continuing operations                                                   $      0.43       $    0.24
     Income from discontinued operations                                                        0.04            0.02
                                                                                      ---------------  --------------
     Net income available to common stockholders                                         $      0.47       $    0.26
                                                                                      ===============  ==============

Diluted income per common share:
     Income from continuing operations                                                   $      0.43       $    0.24
     Income from discontinued operations                                                        0.04            0.02
                                                                                      ---------------  --------------
      Net income available to common stockholders                                        $      0.47       $    0.26
                                                                                      ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2006
                                ($ in thousands)
                                   (Unaudited)

                                                                                Accumulated
                                     Common Stock      Additional   Retained      Other        Treasury Stock        Total
                                   ------------------   Paid-In     Earnings   Comprehensive ------------------- Stockholders'
                                   Shares    Amount     Capital     (Deficit)     Loss       Shares     Amount       Equity
                                   -------- --------- ----------- ------------ ------------  ------- -----------  -----------

Balance January 1, 2005            339,635   $84,909  $1,664,627    $(287,719)   $ (99,569)       (2)  $      (8) $1,362,240
   Stock plans                       2,096       524      24,039            -            -     2,598      34,689      59,252
   Conversion of EPPICS              2,225       556      24,308            -            -       391       5,115      29,979
   Dividends on common stock of
      $1.00 per share                    -         -    (338,364)           -            -         -           -    (338,364)
   Shares repurchased                    -         -           -            -            -   (18,775)   (250,000)   (250,000)
   Net income                            -         -           -      202,375            -         -           -     202,375
   Other comprehensive loss, net
     of tax and reclassifications
     adjustments                         -         -           -            -      (23,673)        -           -     (23,673)
                                   -------- --------- ----------- ------------ ------------  -------- ----------- -----------
Balance December 31, 2005          343,956    85,989   1,374,610      (85,344)    (123,242)  (15,788)   (210,204)  1,041,809
   Stock plans                           -         -      (5,590)           -            -     1,473      19,746      14,156
   Conversion of EPPICS                  -         -      (2,296)           -            -     1,243      16,546      14,250
   Dividends on common stock of
      $0.50 per share                    -         -    (162,773)           -            -         -           -    (162,773)
   Shares repurchased                    -         -           -            -            -   (10,200)   (135,239)   (135,239)
   Net income                            -         -           -      152,185            -         -           -     152,185
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                         -         -           -            -           10         -           -          10
                                   -------- --------- ----------- ------------ ------------  -------- ----------- -----------
Balance June 30, 2006              343,956   $85,989  $1,203,951    $  66,841    $(123,232)  (23,272)  $(309,151) $  924,398
                                   ======== ========= =========== ============ ============  ======== =========== ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                ($ in thousands)
                                   (Unaudited)

                                                 For the three months ended June 30,         For the six months ended June 30,
                                               ---------------------------------------    ---------------------------------------
                                                      2006                2005                  2006                 2005
                                               -------------------  ------------------    ------------------   ------------------

Net income                                              $ 101,702            $ 44,584             $ 152,185             $ 87,218
Other comprehensive income (loss), net
  of tax and reclassifications adjustments*                     2                (268)                   10               (1,075)
                                               -------------------  ------------------    ------------------   ------------------
  Total comprehensive income                            $ 101,704            $ 44,316             $ 152,195             $ 86,143
                                               ===================  ==================    ==================   ==================


    * Consists of unrealized holding (losses)/gains of marketable securities and for 2005 realized gains taken to income as a result of the sale of securities.



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                ($ in thousands)
                                   (Unaudited)

                                                                                2006              2005
                                                                           ---------------   ---------------

Cash flows provided by (used in) operating activities:
Net income                                                                    $   152,185        $   87,218
       Deduct: Gain on sale of discontinued operations                                  -            (1,167)
               Income from discontinued operations                                (13,452)           (5,080)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                      241,556           266,568
       Gain on expiration/settlement of customer advances                               -              (668)
       Stock based compensation expense                                             5,335             4,381
       Loss on debt exchange                                                            -             3,175
       Investment gain                                                            (61,428)             (493)
       Other non-cash adjustments                                                   5,065             5,439
       Deferred income taxes                                                       78,153            44,859
       Change in accounts receivable                                                7,844            25,107
       Change in accounts payable and other liabilities                           (37,763)          (29,603)
       Change in other current assets                                               2,974             2,612
                                                                           ---------------   ---------------
Net cash provided by continuing operating activities                              380,469           402,348

Cash flows from investing activities:
       Proceeds from sales of assets, net of selling expenses                           -            24,195
       Proceeds from sale of discontinued operations                                    -            43,565
       Securities sold                                                                  -             1,112
       Capital expenditures                                                       (98,284)         (109,020)
       Other assets (purchased) distributions received, net                        62,244            (4,667)
                                                                           ---------------   ---------------
Net cash used by investing activities                                             (36,040)          (44,815)

Cash flows from financing activities:
       Receipt (repayment) of customer advances for
         construction and contributions in aid of construction, net                    17            (1,645)
       Long-term debt payments                                                   (198,126)           (5,876)
       Issuance of common stock                                                    12,756            24,953
       Common stock repurchased                                                  (135,239)          (14,587)
       Dividends paid                                                            (162,773)         (171,022)
                                                                           ---------------   ---------------
Net cash used by financing activities                                            (483,365)         (168,177)

Cash flows of discontinued operations (revised - see Note 5):
       Operating cash flows                                                        16,880            17,095
       Investing cash flows                                                        (5,545)           (5,700)
       Financing cash flows                                                             -               (48)
                                                                           ---------------   ---------------
                                                                                   11,335            11,347

(Decrease) increase in cash and cash equivalents                                 (127,601)          200,703
Cash and cash equivalents at January 1,                                           268,917           171,797
                                                                           ---------------   ---------------

Cash and cash equivalents at June 30,                                         $   141,316        $  372,500
                                                                           ===============   ===============

Cash paid during the period for:
       Interest                                                               $   169,841         $ 143,436
       Income taxes                                                           $     2,871         $     838

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                            $   (15,100)        $  (2,096)
       Conversion of EPPICS                                                   $    14,249         $  25,512
       Debt-for-debt exchange, net                                            $       (70)        $   2,171

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

     (c)  Revenue Recognition:
          -------------------
          Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our statement of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

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

     (h)  Stock Plans:
          -----------
          We have various employee stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or other stock-based awards. We have no awards with market or performance conditions. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury.

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

          On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We elected to adopt the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

          In  accordance  with  the  adoption  of SFAS  No.  123R,  we  recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, "Stock-Based Awards"). Stock-based compensation expense for the three month period ended June 30, 2006 was $2,659,000 ($1,662,000 after tax, or $0.01 per basic and diluted share of common stock) and $5,335,000 ($3,335,000 after tax, or $0.01 per basic and diluted share of common stock) for the first six months of 2006. The compensation cost recognized is based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic-value based method to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options issued under the Management Equity Incentive Plan (MEIP), 1996

          Equity Incentive Plan (EIP) and the Amended and Restated 2000 EIP stock plans.

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

          Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP, Employee Stock Purchase Plan (ESPP) and Non-Employee Directors' Deferred Fee Equity Plan, our pro forma net income and net income per share of common stock available for common stockholders would have been as follows:

                                                                          Three Months Ended        Six Months Ended
                                                                            June 30,  2005           June 30, 2005
                                                                         ---------------------   -----------------------
              ($ in thousands)

              Net income available
              for common stockholders                     As reported           $  44,584              $  87,218

              Add: Stock-based employee compensation
              expense included in reported net
              income, net of related tax effects
                                                                                    1,322                  2,738
              Deduct: Total stock-based employee
              compensation expense determined under
              fair
              value based method for all awards, net
              of related tax effects
                                                                                   (2,170)                (4,531)
                                                                                ----------             ----------
                                                          Pro forma             $  43,736              $  85,425
                                                                                ==========             ==========
              Net income per share of common stock
              available for common stockholders
                                                               As
                                                            reported:
                                                             Basic              $    0.13              $    0.26
                                                             Diluted            $    0.13              $    0.26
                                                            Pro forma:
                                                             Basic              $    0.13              $    0.25
                                                             Diluted            $    0.13              $    0.25

     (i)  Net  Income   Per  Share  of  Common   Stock   Available   for  Common
          ----------------------------------------------------------------------
          Stockholders:
          ------------
          Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per share of common stock reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as shares of common stock that would result from the conversion of convertible preferred stock (EPPICS). In addition, the related interest on debt (net of tax) is added back to income since it would not be paid if the debt was converted into common stock.

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

     How Taxes Collected from Customers and Remitted to Governmental Authorities
     ---------------------------------------------------------------------------
     Should be Presented in the Income Statement
     -------------------------------------------
     In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (EITF 06-3), which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our financial position, results of operations or cash flows.

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

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

     The Company has applied the provisions of EITF No. 04-5 and consolidated the Mohave Cellular Limited Partnership (Mohave) effective January 1, 2006. As permitted, we elected to apply EITF No. 04-5 retrospectively from the date of adoption. We are the managing partner and have a 33% ownership position.

     Selected data for the Mohave partnership is as follows:

                                         For the three months        For the six months ended
                                            ended June 30,                   June 30,
                                      ---------------------------   ---------------------------
            ($ in thousands)               2006           2005          2006           2005
                                           ----           ----          ----           ----

           Revenues                        $4,764         $3,969        $9,207         $7,667
           Depreciation Expense               568            527         1,083          1,038
           Operating Income                 1,291            848         2,489          1,544

(3)  Accounts Receivable:
     -------------------
     The components of accounts receivable, net at June 30, 2006 and December 31, 2005 are as follows:

     ($ in thousands)                               June 30, 2006     December 31, 2005
                                                 ----------------- ---------------------

End user                                                $ 228,116             $ 210,470
Other                                                      20,014                24,231
Less:  Allowance for doubtful accounts                    (52,904)              (31,631)
                                                 ----------------- ---------------------
   Accounts receivable, net                             $ 195,226             $ 203,070
                                                 ================= =====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivables. Bad debt expense, which is recorded as a reduction of revenue, was $2,806,000 and $3,943,000 for the three months ended June 30, 2006 and 2005, respectively, and $7,181,000 and $6,863,000 for the six months ended June 30, 2006 and 2005, respectively. Our reserve has increased by approximately $20,000,000 as a result of carrier activity that is in dispute.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at June 30, 2006 and December 31, 2005 is as follows:

        ($ in thousands)                             June 30, 2006        December 31, 2005
                                                  --------------------   ---------------------

        Property, plant and equipment                     $ 6,518,509             $ 6,433,119
        Less: accumulated depreciation                     (3,540,445)             (3,374,807)
                                                  --------------------   ---------------------
             Property, plant and equipment, net           $ 2,978,064             $ 3,058,312
                                                  ====================   =====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $87,957,000 and $100,879,000 for the three months ended June 30, 2006 and 2005, respectively, and $178,366,000 and $203,378,000 for the six months ended June 30, 2006 and 2005, respectively.

(5)  Discontinued Operations:
     -----------------------
     In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from operations and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of Electric Lightwave, LLC (ELI) and Conference-Call USA, LLC (CCUSA) as discontinued operations in our consolidated statement of operations. All prior periods have been restated. In addition, our statement of cash flows for the six months ended June 30, 2005 has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to our CCUSA discontinued operations, which in prior periods were reported on a combined basis as a single amount.

     ELI
     ---
     In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI, our competitive local exchange carrier business (CLEC), to Integra Telecom Holdings, Inc. (Integra), for $247,000,000, including $243,000,000 in cash plus the assumption of approximately $4,000,000 in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction closed on July 31, 2006. We expect to recognize a pre-tax gain on the sale of ELI of approximately $125,000,000. Our existing tax net operating losses will be used to absorb the potential cash liability for taxes.

     ELI had revenues of $159,200,000 and operating income of $21,300,000 for the year ended December 31, 2005. At December 31, 2005, ELI's net assets totaled $116,500,000. We had no outstanding debt specifically identified with ELI and therefore no interest expense was allocated to discontinued operations. We ceased to record depreciation expense effective February 1, 2006.

     Summarized financial information for ELI is set forth below:

                                                       June 30,        December 31,
($ in thousands)                                        2006              2005
                                                   ----------------  ----------------

Current assets                                           $  21,710         $  24,986
Net property, plant and equipment                          141,205           137,730
                                                   ----------------  ----------------
Total assets held for sale                               $ 162,915         $ 162,716
                                                   ================  ================

Current liabilities                                      $  20,039         $  21,605
Long-term debt                                               4,187             4,246
Other liabilities                                           20,122            20,415
                                                   ----------------  ----------------
Total liabilities related to assets held for sale        $  44,348         $  46,266
                                                   ================  ================

                           For the three months ended June 30,         For the six months ended June 30,
                          ---------------------------------------    --------------------------------------
($ in thousands)                2006                 2005                  2006                2005
                          ------------------   ------------------    ------------------  ------------------

Revenue                            $ 43,584             $ 39,027              $ 86,078            $ 77,007
Operating income                     11,482                5,231                21,940               6,607
Income taxes                          4,526                2,110                 8,488               2,567
Net income                            6,956                3,121                13,452               4,040

     CCUSA
     -----
     In February 2005, we entered into a definitive agreement to sell CCUSA, our conferencing services business. On March 15, 2005, we completed the sale for $43,565,000 in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14,061,000. Our after-tax gain was $1,167,000. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

     We had no outstanding debt specifically identified with CCUSA and therefore no interest expense was allocated to discontinued operations. In addition, we ceased to record depreciation expense effective February 16, 2005.

     Summarized financial information for CCUSA is set forth below:

                                           For the six months ended June 30,
                                        --------------------------------------
($ in thousands)                             2006                 2005
                                        -----------------   ------------------

Revenue                                        $       -            $   4,607
Operating income                                       -                1,489
Income taxes                                           -                  449
Net income                                             -                1,040
Gain on disposal of CCUSA, net of tax                  -                1,167


(6)  Other Intangibles:
     -----------------
     Other intangibles at June 30, 2006 and December 31, 2005 are as follows:

($ in thousands)                                        June 30, 2006         December 31, 2005
                                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                      $  994,605             $  994,605
Trade name - non-amortizable                                       122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                             1,116,663              1,116,663
Accumulated amortization                                          (621,120)              (557,930)
                                                   ------------------------  ---------------------
    Total other intangibles, net                                $  495,543             $  558,733
                                                   ========================  =====================

     Amortization expense was $31,595,000 and $63,190,000 for the three and six months ended June 30, 2006 and 2005, respectively. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will have been fully amortized.

(7)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2005 to June 30, 2006 is as follows:

                                                                   Six Months Ended June 30, 2006
                                                     ------------------------------------------------------------
                                                                                                                     Interest
                                                                                                                     Rate* at
                                      December 31,                    Interest                        June 30,        June 30,
($ in thousands)                         2005            Payments     Rate Swap   Reclassification     2006            2006
                                         -----           --------     ---------   ----------------     -----           ----

FIXED RATE

  Rural Utilities Service Loan
   Contracts                          $     22,809      $     (469)    $    -        $  -            $   22,340         6.08%

  Senior Unsecured Debt                  4,120,781        (197,657)      (15,100)         (70)        3,907,954         8.29%

  EPPICS                                    33,785             -            -         (14,249)           19,536         5.00%

  Industrial Development Revenue
   Bonds                                    58,140             -            -           -                58,140         5.60%
                                      -------------     -----------    ----------    ---------       -----------
TOTAL LONG TERM DEBT                     4,235,515      $ (198,126)    $ (15,100)    $(14,319)        4,007,970         8.22%
                                      -------------     ===========    ==========   ==========       -----------

  Less:  Debt Discount                     (12,692)                                                      (9,731)
  Less:  Current Portion                  (227,693)                                                     (47,683)
                                      -------------                                                  -----------
                                      $  3,995,130                                                   $3,950,556
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

     For the six months ended June 30, 2006, we retired an aggregate principal amount of $212,445,000 of debt, including $14,249,000 of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) that were converted into our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47,500,000 of our 7.625% notes due 2008 were exchanged for approximately $47,430,000 of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes that were exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $2,392,000 was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

     As of June 30, 2006, EPPICS representing a total principal amount of $192,200,000 have been converted into 15,480,799 shares of our common stock. Approximately $9,030,000 of EPPICS, which are convertible into 787,661 shares of our common stock, were outstanding at June 30, 2006.

     The total outstanding principal amounts of industrial development revenue bonds were $58,140,000 at June 30, 2006 and December 31, 2005. The earliest maturity date for these bonds is in August 2015. Under the terms of our agreements to sell our former gas and electric operations in Arizona, completed in 2003, we are obligated to call for redemption, at their first available call dates, three Arizona industrial development revenue bond series aggregating to approximately $33,440,000. The first call dates for these bonds are in 2007. We expect to retire all called bonds with cash. In addition, holders of $11,150,000 principal amount of industrial development bonds may tender such bonds to us at par and we have the simultaneous option to call such bonds at par on August 1, 2007. We expect to call the bonds and retire them with cash.

     As of June 30, 2006, we have available lines of credit with financial institutions in the aggregate amount of $250,000,000. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of June 30, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. There have never been any borrowings under the facility.

(8)  Net Income Per Share of Common Stock:
     ------------------------------------
     The reconciliation of the income per share of common stock calculation for the three and six months ended June 30, 2006 and 2005, respectively, is as follows:

                                                              For the three months            For the six months
($ in thousands, except per-share amounts)                        ended June 30,                ended June 30,
                                                           ----------------------------   ----------------------------
                                                               2006           2005            2006           2005
                                                           -------------  -------------   -------------  -------------
Net income used for basic and diluted earnings
----------------------------------------------
   per share of common stock:
   --------------------------
Income from continuing operations                             $  94,746       $ 41,463       $ 138,733       $ 80,971
Income from discontinued operations                               6,956          3,121          13,452          6,247
                                                           -------------  -------------   -------------  -------------
Total basic net income available to common stockholders       $ 101,702       $ 44,584       $ 152,185       $ 87,218
                                                           =============  =============   =============  =============

Effect of conversion of preferred securities - EPPICS                79              -             261              -
                                                           -------------  -------------   -------------  -------------
Total diluted net income available to common stockholders     $ 101,781       $ 44,584       $ 152,446       $ 87,218
                                                           =============  =============   =============  =============

Basic earnings per share of common stock:
-----------------------------------------
Weighted-average common stock outstanding - basic               322,337        340,389         324,501        339,484
                                                           -------------  -------------   -------------  -------------

Income from continuing operations                             $    0.30       $   0.12       $    0.43       $   0.24
Income from discontinued operations                                0.02           0.01            0.04           0.02
                                                           -------------  -------------   -------------  -------------
Net income per share available to common stockholders         $    0.32       $   0.13       $    0.47       $   0.26
                                                           =============  =============   =============  =============

Diluted earnings per share of common stock:
-------------------------------------------
Weighted-average common stock outstanding                       322,337        340,389         324,501        339,484
Effect of dilutive shares                                           698          3,252             992          3,402
Effect of conversion of preferred securities - EPPICS               847              -           1,191              -
                                                           -------------  -------------   -------------  -------------
Weighted-average common stock outstanding - diluted             323,882        343,641         326,684        342,886
                                                           =============  =============   =============  =============

Income from continuing operations                             $    0.29       $   0.12       $    0.43       $   0.24
Income from discontinued operations                                0.02           0.01            0.04           0.02
                                                           -------------  -------------   -------------  -------------
Net income per share available to common stockholders         $    0.31       $   0.13       $    0.47       $   0.26
                                                           =============  =============   =============  =============

     Stock Options
     -------------
     For the three and six months ended June 30, 2006, options to purchase 1,960,000 shares at exercise prices ranging from $13.03 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted earning per share of common stock for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

     For the three and six months ended June 30, 2005, options to purchase 2,521,000 and 2,501,000 shares, respectively, at exercise prices ranging from $13.03 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In addition, for the three and six months ended June 30, 2006 and 2005, restricted stock awards of 1,212,000 and 1,477,000 shares, respectively, are excluded from our basic weighted average shares of common stock outstanding and included in our dilutive shares of common stock using the treasury stock method until the shares are no longer contingent upon the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of June 30, 2006, approximately 96% of the EPPICS outstanding, or about $192,200,000 aggregate principal amount of EPPICS, have converted into 15,480,799 shares of our common stock, including 2,358,549 shares issued from treasury.

     At June 30, 2006, we had 180,594 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted we would issue approximately 787,661 shares of our common stock. These securities have been included in the diluted income per share of common stock calculation for the period ended June 30, 2006.

     At June 30, 2005, we had 554,938 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.36 to 1 ratio at an exercise price of $11.46 per share. These securities have not been included in the diluted income per share of common stock calculation for the period ended June 30, 2005 because their inclusion would have had an antidilutive effect.

     Stock Units
     -----------
     At June 30, 2006 and 2005, we had 282,000 and 201,000 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan ("Deferred Fee Plan") Non-employee Directors' Equity Incentive Plan ("Directors' Equity Plan") and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

(9)  Stock Plans:
     -----------
     At June 30, 2006, we have five stock-based compensation plans, which are described below. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Deferred Fee plan and the Directors' Equity Plan. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At June 30, 2006, there were 29,841,523 shares authorized for grant under these plans and 5,802,592 shares available for grant.

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

                             Equity Incentive Plans
                             ----------------------
     Since the expiration date of the 1996 EIP on May 22, 2006, no awards can be granted under the 1996 EIP. Under the 2000 EIP awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. As discussed under the Non-Employee Directors' Compensation Plans below, prior to May 25, 2006 directors received an award of stock options under the 2000 EIP upon commencement of service.

     At June 30, 2006, there were 27,389,711 shares authorized for grant under the 2000 EIP and 3,368,375 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP plan. The exercise price of stock options and SARs under the 2000 and 1996 EIP generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally 4 years).

     Under the terms of the EIP plans, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following summary presents information regarding outstanding stock options as of June 30, 2006 and changes during the six months then ended with regard to options under the MEIP and EIP plans:

                                                                           Weighted       Weighted        Aggregate
                                                            Shares         Average         Average        Intrinsic
                                                          Subject to     Option Price     Remaining        Value at
                                                            Option        Per Share     Life in Years   June 30, 2006
           --------------------------------------------- -------------- --------------- -------------- -----------------
           Balance at January 1, 2006                      7,985,000         $11.52
               Options granted                                13,000          12.11
               Options exercised                          (1,309,000)          9.67                       $ 4,348,000
               Options canceled, forfeited or lapsed         (55,000)          9.88
           --------------------------------------------- --------------
           Balance at June 30, 2006                        6,634,000          11.90         4.96          $14,327,000
           ============================================= ==============
           Exercisable at June 30, 2006                    6,162,000         $12.00         4.79          $13,195,000
           ============================================= ==============

     Options granted during the first six months of 2006 totaled 13,000. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $3.08. Cash received upon the exercise of options during the first six months of 2006 totaled $12,756,000. Total remaining unrecognized compensation cost associated with unvested stock options at June 30, 2006 was $1,632,000 and the weighted average period over which this cost is expected to be recognized is approximately one year.

     The total intrinsic value of stock options exercised during the first six months of 2005 was $6,996,000. The total intrinsic value of stock options outstanding and exercisable at June 30, 2005 was $26,554,000 and $21,095,000, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2005 was $3.03. Options granted during the first six months of 2005 totaled 50,000. Cash received upon the exercise of options during the first six months of 2005 totaled $24,953,000.

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

     The following table presents the weighted average assumptions used for grants in the first six months of 2006:

                                                     2006
                    ---------------------------- --------------
                    Dividend yield                    7.55%
                    Expected volatility                 44%
                    Risk-free interest rate           4.89%
                    Expected life                   5 years
                    ---------------------------- --------------

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
                    Expected life                   6 years
                    ---------------------------- --------------

     The following summary presents information regarding unvested restricted stock as of June 30, 2006 and changes during the six months then ended with regard to restricted stock under the MEIP and EIP plans:

                                                            Weighted
                                                             Average         Aggregate
                                           Number of       Grant Date      Fair Value at
                                            Shares         Fair Value      June 30, 2006
      ---------------------------------- -------------- ------------------ ----------------
      Unvested at January 1, 2006           1,456,000        $12.47
          Granted                             730,000         12.86          $9,530,000
          Vested                             (602,000)        12.00          $7,581,000
          Forfeited                          (372,000)        12.60
      ---------------------------------- --------------
       Unvested at June 30, 2006            1,212,000        $12.90         $15,820,000
      ================================== ==============

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2006 was $13,179,000 and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the six months ended June 30, 2005 was approximately $4,240,000 and $6,119,000, respectively. The total fair value of unvested restricted stock at June 30, 2005 was $19,856,000. The weighted average grant-date fair value of restricted shares granted during the six months ended June 30, 2005 was $13.10. Shares granted during the first six months of 2005 totaled 316,000.

                   Non-Employee Directors' Compensation Plans
                   ------------------------------------------
     Each non-employee director receives a grant of 10,000 stock options upon commencement of his or her service on the Board of Directors. These options are currently awarded under the Directors' Equity Plan. Prior to effectiveness of the Directors' Equity Plan on May 25, 2006, these options were awarded under the 2000 EIP. The exercise price of these options, which become exercisable six months after the grant date, is the fair market value (as defined in the relevant plan) of our common stock on the date of grant. Options granted under the Directors' Equity Plan expire on the earlier of the tenth anniversary of the grant date or the first anniversary of termination of service as a director.

     Each non-employee director also receives an annual grant of 3,500 stock units. These units are currently awarded under the Directors' Equity Plan and prior to effectiveness of that plan, were awarded under the Deferred Fee Plan. Each non-employee director may also elect to receive meeting fees and, when applicable, fees for serving as a committee chair and/or Lead Director, in stock units. In addition, non-employee directors may also elect to receive stock units in lieu of the annual cash retainer. Stock units are payable upon termination of service as a director in either common stock (convertible on a one-to-one basis) or cash, at the election of the director.

     Upon effectiveness of the Directors' Equity Plan, no further grants will be made under the Deferred Fee Plan.

     The number of shares of common stock authorized for issuance under the Directors' Equity Plan is 2,451,812, which includes 451,812 shares available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited, or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At June 30, 2006, there were 2,434,217 shares available for grant. There were 12 directors participating in the non-employee plans during the second quarter of 2006. In the first six months of 2006, total plan units earned were 75,493. At June 30, 2006, 289,587 options were exercisable at a weighted average exercise price of $10.40.

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

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one-for-one basis) or in cash. As of June 30, 2006, the liability for such payments was approximately $654,000 all of which will be payable in stock (based on the July 15, 1999 stock price).

(10) Segment Information:
     -------------------
     As of January 1, 2006, we operate in a single segment, Frontier. Frontier provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The notional amounts of fixed-rate indebtedness hedged as of June 30, 2006 and December 31, 2005 was $550,000,000 and $500,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.17% as of June 30, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rates of 8.26% as of June 30, 2006 and 8.46% as of December 31, 2005, respectively). The fair value of these derivatives is reflected in other liabilities as of June 30, 2006 and December 31, 2005, in the amount of $23,827,000 and $8,727,000, respectively. The related underlying debt has been decreased by a like amount. The amounts paid during the three and six months ended June 30, 2006 as a result of these contracts amounted to $1,134,000 and $1,668,000 and are included as interest expense.

     During September 2005, we entered into a series of separate forward rate agreements with our swap counter-parties that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. These agreements have expired. Fair value at December 31, 2005, was $1,129,000. A gain for the changes in the fair value of these forward rate agreements of $46,000 and $430,000, respectively, is included in other income (loss), net for the three and six months ended June 30, 2006.

     We do not anticipate any nonperformance by counterparties to our derivative contracts as all counterparties have investment grade credit ratings.


(12) Investment and Other Income (Loss), Net:
     ---------------------------------------
     The components of investment and other income (loss), net are as follows:

                                                            For the three months              For the six months
                                                               ended June 30,                    ended June 30,
                                                      -------------------------------     ------------------------------
($ in thousands)                                           2006             2005              2006             2005
                                                      --------------   --------------     -------------   --------------
Investment income                                          $  4,440         $  3,925          $  8,267          $ 6,021
Gain from Rural Telephone Bank dissolution                   61,428                -            61,428                -
Loss on exchange of debt                                          -           (3,175)           (2,392)          (3,175)
Investment gain                                                   -              395                 -              888
Other, net                                                     (505)            (572)           (3,291)             807
                                                      --------------   --------------     -------------   --------------
     Total investment and other income (loss), net         $ 65,363         $    573          $ 64,012          $ 4,541
                                                      ==============   ==============     =============   ==============

     The gain of $61,428,000 resulted from the dissolution and liquidation of the Rural Telephone Bank.

(13) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     -------------------------------------------------------------------------
     In 1996, our consolidated wholly owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of EPPICS, representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). These securities have an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2006 and the four quarters of 2005. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of June 30, 2006, EPPICS representing a total principal amount of $192,200,000 have been converted into 15,480,799 shares of our common stock. A total of $9,030,000 of EPPICS is outstanding as of June 30, 2006 and if all outstanding EPPICS were converted, 787,661 shares of our common stock would be issued upon such conversion.

(14) Retirement Plans:
     ----------------
     The following table provides the components of net periodic benefit cost:

                                                                                 Pension Benefits
                                                         -----------------------------------------------------------------
                                                           For the three months ended         For the six months ended
                                                                    June 30,                          June 30,
                                                         -------------------------------   -------------------------------
                                                             2006             2005             2006             2005
                                                         --------------  ---------------   --------------  ---------------
($ in thousands)
Components of net periodic benefit cost
---------------------------------------
Service cost                                                  $  1,759         $  1,584         $  3,518         $  3,079
Interest cost on projected benefit obligation                   11,504           11,338           23,008           23,102
Return on plan assets                                          (15,126)         (15,795)         (30,252)         (30,185)
Amortization of prior service cost and unrecognized
       net obligation                                              (61)             (61)            (122)            (122)
Amortization of unrecognized loss                                3,085            2,136            6,170            4,663
                                                         --------------  ---------------   --------------  ---------------
Net periodic benefit cost                                     $  1,161         $   (798)        $  2,322         $    537
                                                         ==============  ===============   ==============  ===============

                                                                             Other Postretirement Benefits
                                                         -----------------------------------------------------------------
                                                           For the three months ended         For the six months ended
                                                                    June 30,                          June 30,
                                                         -------------------------------   -------------------------------
                                                             2006             2005             2006             2005
                                                         --------------  ---------------   --------------  ---------------
($ in thousands)
Components of net periodic benefit cost
---------------------------------------
Service cost                                                  $    174         $    314         $    348         $    596
Interest cost on projected benefit obligation                    2,211            3,128            4,422            6,305
Return on plan assets                                             (245)             (59)            (490)            (624)
Amortization of prior service cost and unrecognized
       net obligation                                           (1,026)            (158)          (2,052)            (209)
Amortization of unrecognized loss                                1,513            2,173            3,026            3,484
                                                         --------------  ---------------   --------------  ---------------
Net periodic benefit cost                                     $  2,627         $  5,398         $  5,254         $  9,552
                                                         ==============  ===============   ==============  ===============

     We expect that our pension and other postretirement benefit expenses for 2006 will be $15,000,000 - $18,000,000 (down from $19,000,000 in 2005) and no contribution will be required to be made by us to the pension plan in 2006.

(15) Related Party Transaction:
     -------------------------
     In June 2005, the Company sold for cash its interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24,195,000, and we recognized a gain of approximately $457,000 that is included in investment and other income.

(16) Commitments and Contingencies:
     -----------------------------
     We anticipate capital expenditures of approximately $270,000,000 - $280,000,000 for 2006. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v.
     Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into us. The City alleged the existence of extensive contamination of the Penobscot River and initially asserted that money damages and other relief at issue in the lawsuit could exceed $50,000,000. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include UGI Utilities, Inc. and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims, including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages.

     On June 27, 2006, the court issued Findings of Fact and Conclusions of Law in the first phase of the case. The court found contamination in only a small section of the River and determined that Citizens and the City should share cleanup costs 60% and 40%, respectively. The precise nature of the remedy in this case remains to be determined by subsequent proceedings. However, based upon the Court's ruling, we believe that we will be responsible for only a portion of the cost to clean up and the final resolution of this matter will not be material to the operating results nor the financial condition of the Company.

     Prior to the next phase of the litigation, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

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

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco, Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. In August 2004, we notified Citibank by letter that we believe its claims for indemnification are invalid and are not supported by applicable law. We have received no further communications from Citibank since our August 2004 letter.

     We are party to other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     The Company sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose, "the maximum potential amount of future payments
     (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote...". As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2007 and remained in default for the duration of the contract (another 10 years), we estimate that our undiscounted purchase obligation for 2007 through 2015 would be approximately $1,264,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

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

     * Our ability to successfully renegotiate expiring union contracts covering approximately 1,045 employees that are scheduled to expire during the remainder of 2006;

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

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in our 10-K in evaluating any statement in this Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC. We offer our ILEC services under the "Frontier" name. In February 2006, we entered into a definitive agreement to sell our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We are accounting for ELI as a discontinued operation in our consolidated statements of operations. ELI was sold on July 31, 2006.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2006 across all products and in all of our markets. Our Frontier business has experienced erosion in access lines and switched access minutes in the first half of 2006 as a result of competition. Competition in our markets could result in reduced revenues in 2006.

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

(a)  Liquidity and Capital Resources
     -------------------------------
For the six  months  ended  June 30,  2006,  we used cash  flow from  continuing operations, RTB proceeds and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases. As of June 30, 2006, we had cash and cash equivalents aggregating $141.3 million.

For the six months ended June 30, 2006, our capital expenditures were $98.3 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $270.0 -
280.0 million for 2006.

Increasing competition and improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. Our capital expenditures planned for new services such as wireless and VOIP in 2006 are not material. However, based on the success of our planned roll-out of these products in late 2006, our capital expenditures for these products may increase in the future.

As of June 30, 2006, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of June 30, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. We have never borrowed any money under the facility.

Our ongoing annual dividends of $1.00 per share of common stock under our current policy utilize a significant portion of our cash generated by operations and therefore could limit our operating and financial flexibility. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, increases in competition, lower subsidy and access revenues and the other factors described above are expected to reduce our cash generated by operations and may require us to increase capital expenditures. The downgrades in our credit ratings to below investment grade may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over the next several years our cash taxes will increase substantially.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $29.6 million of debt maturing during the last six months of 2006 and $37.8 million and $653.4 million of debt maturing in 2007 and 2008, respectively.

Share Repurchase Programs
-------------------------
On May 25, 2005, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock. This share repurchase program commenced on June 13, 2005. As of December 31, 2005, we completed the repurchase program and had repurchased a total of 18,775,156 shares of our common stock at an aggregate cost of $250.0 million.

In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of June 30, 2006, we had repurchased 10,199,900 shares of our common stock at an aggregate cost of approximately $135.2 million.

Debt Reduction and Debt Exchanges
---------------------------------
For the quarter ended June 30, 2006, we retired an aggregate principal amount of $212.4 million of debt, including $14.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2006 (EPPICS) that were converted into our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006.

On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par.

In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in investment and other income (loss). Through July 31, 2006, we have not made any purchases pursuant to this authorization.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities or privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of June 30, 2006 and December 31, 2005 were $550.0 million and $500.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.17% as of June 30, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rate of 8.26% as of June 30, 2006 and 8.46% as of December 31, 2005). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three and six months ended June 30, 2006, the interest expense resulting from these interest rate swaps totaled approximately $1.1 million and $1.7 million, respectively.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2006 and the four quarters of 2005. Only cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of June 30, 2006, EPPICS representing a total principal amount of $192.2 million have been converted into 15,480,799 shares of our common stock, and a total of $9.0 million remains outstanding to third parties. Our long-term debt footnote indicates $19.5 million of EPPICS outstanding at June 30, 2006 of which $10.5 million is intercompany debt of related parties.

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

Discontinued Operations
-----------------------
In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI, our CLEC business, to Integra Telecom Holdings, Inc. (Integra), for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction closed on July 31, 2006. We expect to recognize a pre-tax gain on the sale of ELI of approximately $125.0 million. Our existing tax net operating losses will be used to absorb the potential cash liability for taxes.

On March 15, 2005, we completed the sale of Conference Call USA, LLC (CCUSA) for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

Rural Telephone Bank
--------------------
In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006. Our existing tax net operating losses will be used to absorb the potential cash liability for taxes.

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

How Taxes  Collected  from  Customers and Remitted to  Governmental  Authorities
--------------------------------------------------------------------------------
Should be Presented in the Income Statement
-------------------------------------------
In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (EITF 06-3), which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes
------------------------------------------
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

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

The Company applied the provisions of EITF No. 04-5 and consolidated the Mohave Cellular Limited Partnership (Mohave) effective January 1, 2006. As permitted, we elected to apply EITF No. 04-5 retrospectively from the date of adoption. Revenues, depreciation and operating income for Mohave were $4.8 million, $0.6 million and $1.3 million, respectively, for the three months ended June 30, 2006 and $9.2 million, $1.1 million and $2.5 million, respectively, for the six months ended June 30, 2006.

Revenues, depreciation and operating income for Mohave were $4.0 million, $0.5 million and $0.8 million, respectively, for the three months ended June 30, 2005 and $7.7 million, $1.0 million and $1.5 million, respectively, for the six months ended June 30, 2005.

Stock-Based Compensation
------------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we have adopted SFAS 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, "Stock-Based Awards"). Stock-based compensation expense for the three months ended June 30, 2006 was $2.7 million ($1.7 million after tax or $0.01 per basic and diluted share of common stock). Stock-based compensation expense for the first six months of 2006 was $5.3 million ($3.3 million after tax or $0.01 per basic and diluted share of common stock).

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

Consolidated revenue for the three months ended June 30, 2006 increased $10.8 million, or 2%, as compared with the prior year period.

Consolidated revenue for the six months ended June 30, 2006 increased $15.3 million, or 2%, as compared with the prior year period.

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

Change  in the  number of our  access  lines is  important  to our  revenue  and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 55,900 access lines during the six months ended June 30, 2006 but added approximately 39,000 high-speed internet subscribers during this same period. The loss of lines during the first six months of 2006 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2006. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease in the second half of 2006.

($ in thousands)                   For the three months ended June 30,                    For the six months ended June 30,
                             ------------------------------------------------   ----------------------------------------------------
                                  2006         2005     $ Change     % Change       2006          2005         $ Change    % Change
                             ------------ ----------- -------------  --------   ------------- ------------- ------------- ----------
Local services                 $ 203,254   $ 205,722      $ (2,468)     -1%     $   406,820     $ 415,679     $ (8,859)       -2%
Access services                  153,582     151,654         1,928       1%         314,550       308,478        6,072         2%
Long distance services            38,692      42,337        (3,645)     -9%          77,850        86,087       (8,237)      -10%
Data and internet services        54,488      42,392        12,096      29%         104,846        81,001       23,845        29%
Directory services                28,547      28,541             6       0%          57,344        56,504          840         1%
Other                             28,349      25,487         2,862      11%          52,363        50,718        1,645         3%
                             ------------ ----------- -------------             ------------- ------------- -------------
                               $ 506,912   $ 496,133      $ 10,779       2%     $ 1,013,773     $ 998,467     $ 15,306         2%
                             ============ =========== =============             ============= ============= =============

Local Services
Local services revenue for the three months ended June 30, 2006 decreased $2.5 million, or 1% as compared with the prior year period. Local revenue decreased $4.2 million primarily due to continued losses of access lines. Enhanced services revenue increased $1.7 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Local services revenue for the six months ended June 30, 2006 decreased $8.9 million, or 2% as compared with the prior year period. Local revenue decreased $12.1 million primarily due to continued losses of access lines. Enhanced services revenue increased $3.2 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow. Rate increases for local access services are expected to increase revenues by approximately $400,000 monthly beginning August of 2006.

Access Services
Access services revenue for the three months ended June 30, 2006 increased $1.9 million, or 1%, as compared with the prior year period. Special access revenue increased $1.4 million primarily due to growth in high-capacity circuits. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue increased $9.0 million primarily due to significantly higher recovery of costs. Switched access revenue decreased $8.5 million, as compared with the prior year period, primarily due to a decline in minutes of use.

Access services revenue for the six months ended June 30, 2006 increased $6.1 million, or 2%, as compared with the prior year period. Special access revenue increased $5.1 million primarily due to growth in high-capacity circuits. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue increased $11.5 million primarily due to significantly higher recovery of costs. Switched access revenue decreased $10.6 million, as compared with the prior year period, primarily due to a decline in minutes of use.

Increases in the number of Competitive Eligible Telecommunications Companies (including wireless companies) receiving federal subsidies, among other factors, may lead to further increases in the national average cost per loop (NACPL), thereby resulting in decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC has an open proceeding to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability and cash flows.

Long Distance Services
Long distance services revenue for the three months ended June 30, 2006 decreased $3.6 million, or 9%, as compared with the prior period. Long distance services revenue for the six months ended June 30, 2006 decreased $8.2 million, or 10%, as compared with the prior period. We have actively marketed packages of long distance minutes particularly with our bundled service offerings. The sale of packaged minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance minutes of use increased slightly during the second quarter of 2006 compared to the second quarter of 2005. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2006.

Data and Internet Services
Data and internet services revenue for the three months ended June 30, 2006 increased $12.1 million, or 29%, as compared with the prior year primarily due to growth in data and high-speed internet services. Data and internet services revenue for the six months ended June 30, 2006 increased $23.8 million, or 29%, as compared with the prior year primarily due to growth in data and high-speed internet services. The number of the Company's high-speed internet subscribers has increased by more than 83,000 or 31.1% since June 30, 2005.

Other
Other revenue for the three months ended June 30, 2006 increased $2.9 million, or 11%, as compared with the prior year primarily due to a $1.1 million decrease in bad debt expense due to improved agings, a $1.2 million increase in customer premise equipment sales and an increase of $0.8 million in cellular roamer revenue associated with the Mohave Cellular Limited Partnership which is being consolidated in accordance with EITF 04-5 effective January 1, 2006.

Other revenue for the six months ended June 30, 2006 increased $1.6 million, or 3%, as compared with the prior year primarily due to an increase of $1.5 million in cellular roamer revenue.

                                COST OF SERVICES

   ($ in thousands)            For the three months ended June 30,                    For the six months ended June 30,
                        --------------------------------------------------   -------------------------------------------------
                            2006         2005       $ Change     % Change       2006        2005         $ Change     % Change
                        ------------ ----------- ------------- -----------   ----------  -----------    -----------   --------
   Network access         $ 38,402    $ 35,595       $ 2,807       8%         $ 78,620     $ 75,317       $ 3,303          4%

As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to increase. Access line losses have offset some of the increase.

                            OTHER OPERATING EXPENSES

($ in thousands)                        For the three months ended June 30,                 For the six months ended June 30,
                                 --------------------------------------------------  ----------------------------------------------
                                    2006           2005       $ Change     % Change     2006        2005       $ Change    % Change
                                 ------------- ------------- ------------- --------   ----------- ------------ ----------- --------
Operating expenses                  $ 135,827     $ 141,007      $ (5,180)     -4%     $ 274,073    $ 278,069    $ (3,996)     -1%
Taxes other than income taxes          20,934        23,331        (2,397)    -10%        46,769       49,763      (2,994)     -6%
Sales and marketing                    22,739        21,445         1,294       6%        45,959       41,988       3,971       9%
                                 ------------- ------------- -------------            ----------- ------------ -----------
                                    $ 179,500     $ 185,783      $ (6,283)     -3%     $ 366,801    $ 369,820    $ (3,019)     -1%
                                 ============= ============= =============            =========== ============ ===========

Operating expenses for the three months ended June 30, 2006 decreased $5.2 million, or 4%, as compared with the prior year period primarily due to headcount reductions and associated decreases in salaries and benefits. We have 340 fewer employees as compared to June 30, 2005.

Operating  expenses  for the six  months  ended  June 30,  2006  decreased  $4.0 million, or 1%, as compared with the prior year period primarily due to headcount reductions and associated decreases in salaries and benefits. We routinely review our operations, personnel and facilities to achieve greater efficiencies. We intend to consolidate our call center operations from 14 locations down to 2 or 3. As we work through the consolidation we expect that our operating expenses will temporarily increase. Our expenses may also increase marginally, as a result of absorbing the common operating costs of ELI and, as noted elsewhere, the introduction of new service offerings may negatively impact our cost structure.

Included in operating expenses is stock compensation expense. Stock compensation expense was $5.3 million and $4.4 million for the first six months of 2006 and 2005, respectively and $2.7 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively. In 2006, we began expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R. We expect to recognize approximately $2.2 million of incremental stock compensation expense for the year ended December 31, 2006 assuming no modifications and that actual forfeitures equal estimated forfeitures.

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

Taxes other than income taxes for the three months ended June 30, 2006 decreased $2.4 million, or 10% as compared with the prior year period primarily due to refunds received for prior periods.

Taxes other than income taxes for the six months ended June 30, 2006 decreased $3.0 million, or 6% as compared with the prior year period primarily due to refunds received for prior periods.

Sales and marketing expenses for the three months ended June 30, 2006 increased $1.3 million, or 6%, as compared with the prior year period primarily due to increased marketing and advertising in an increasingly competitive environment and the launch of new products.

Sales and marketing expenses for the six months ended June 30, 2006 increased $4.0 million, or 9%, as compared with the prior year period primarily due to increased marketing and advertising in an increasingly competitive environment and the launch of new products. As our markets become more competitive and we launch new products, we expect that our marketing costs will increase. We hope to shift spending from other expense categories to compensate for sales and marketing expense increases.

                 DEPRECIATION AND AMORTIZATION EXPENSE

       ($ in thousands)               For the three months ended June 30,              For the six months ended June 30,
                               -----------------------------------------------   -------------------------------------------------
                                   2006        2005       $ Change    % Change      2006         2005         $ Change   % Change
                               ------------ ----------- ------------- --------   ----------- ------------- ------------- ---------
       Depreciation  expense     $  87,957   $ 100,879     $ (12,922)    -13%     $ 178,366     $ 203,378     $ (25,012)     -12%
       Amortization expense         31,595      31,595             -       0%        63,190        63,190             -        0%
                               ------------ ----------- -------------            ----------- ------------- -------------
                                 $ 119,552   $ 132,474     $ (12,922)    -10%     $ 241,556     $ 266,568     $ (25,012)      -9%
                               ============ =========== =============            =========== ============= =============

Depreciation expense for the three months ended June 30, 2006 decreased $12.9 million, or 13%, as compared with the prior year period due to a declining asset base and changes in the remaining useful lives of certain assets. Effective with the completion of an independent study of the estimated useful lives of our plant assets, we adopted new lives beginning October 1, 2005. Based on the study and our planned capital expenditures, we expect that our depreciation expense will decline in 2006 to approximately $350.0 million or by 11% compared to 2005. The decrease is due to a declining asset base and the result of extending the useful lives of our copper facilities. The decrease is expected to be partially offset by the shortening of lives for our switching software assets all in accordance with the independent study.

Depreciation expense for the six months ended June 30, 2006 decreased $25.0 million, or 12%, as compared with the prior year period due to a declining asset base and changes in the remaining useful lives of certain assets.

 INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE

   ($ in thousands)                      For the three months ended June 30,                   For the six months ended June 30,
                                 --------------------------------------------------  -----------------------------------------------
                                   2006         2005      $ Change      % Change        2006        2005       $ Change   % Change
                                 ------------ ----------- ------------ ------------  ----------- ------------ ---------- -----------
   Investment and
     other income (loss), net       $ 65,363    $    573     $ 64,790    11307%       $  64,012    $   4,541    $ 59,471    1310%
   Interest expense                 $ 85,341    $ 84,065     $  1,276        2%       $ 170,734    $ 167,790    $  2,944       2%
   Income tax expense               $ 54,734    $ 17,326     $ 37,408      216%       $  81,341    $  42,542    $ 38,799      91%

Investment and other income, net for the three months ended June 30, 2006 increased $64.8 million as compared with the prior year period primarily due to proceeds received as a result of the liquidation and dissolution of the RTB.

Investment and other income, net for the six months ended June 30, 2006 increased $59.5 million as compared with the prior year period primarily due to the net proceeds received as a result of the liquidation and dissolution of the RTB partially offset by a $2.4 million loss we incurred on the exchange of debt during the first quarter of 2006.

Interest expense for the three months ended June 30, 2006 increased $1.3 million, or 2%, as compared with the prior year period. The increase in interest expense is due to higher short term interest rates that we pay under our swap agreements ($550.0 million in principal amount is swapped to floating rate at June 30, 2006). Our composite average borrowing rate (including the effect of our swap agreements) for the three months ended June 30, 2006 as compared with the prior year period was 36 basis points higher, increasing from 7.86% to 8.22%.

Interest expense for the six months ended June 30, 2006 increased $2.9 million, or 2%, as compared with the prior year period. The increase in interest expense is due to higher short term interest rates that we pay under our swap agreements ($550.0 million in principal amount is swapped to floating rate at June 30, 2006). Our composite average borrowing rate (including the effect of our swap agreements) for the six months ended June 30, 2006 as compared with the prior year period was 36 basis points higher, increasing from 7.86% to 8.22%.

Income taxes for the three and six months ended June 30, 2006 increased $37.4 million, or 216%, and $38.8 million, or 91%, respectively, as compared with the prior year periods primarily due to changes in taxable income. The effective tax rate for the first six months of 2006 was 37.0% as compared with 34.4% for the first six months of 2005. We expect to utilize a substantial amount of tax net operating losses as a result of the sale of ELI and RTB proceeds.

                             DISCONTINUED OPERATIONS

   ($ in thousands)               For the three months ended June 30,                 For the six months ended June 30,
                           ------------------------------------------------   -----------------------------------------------
                             2006         2005       $ Change     % Change      2006       2005         $ Change     % Change
                           ------------ ----------- ------------- ---------   ---------- ----------- ------------- -----------
   Revenue                    $ 43,584    $ 39,027       $ 4,557      12%      $ 86,078    $ 81,614      $  4,464          5%
   Operating income           $ 11,482    $  5,231       $ 6,251     119%      $ 21,940    $  8,096      $ 13,844        171%
   Income taxes               $  4,526    $  2,110       $ 2,416     115%      $  8,488    $  3,016      $  5,472        181%
   Net income                 $  6,956    $  3,121       $ 3,835     123%      $ 13,452    $  5,080      $  8,372        165%

In February 2006, we entered into a definitive agreement to sell ELI, our CLEC business, to Integra Telecom Holdings, Inc. (Integra), for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction closed on July 31, 2006. We expect to recognize a pre-tax gain on the sale of ELI of approximately $125.0 million. Our existing tax net operating losses will be used to absorb the potential cash liability for taxes.

On March 15, 2005, we completed the sale of CCUSA for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold. Revenue, operating income, income taxes and net income of CCUSA were $4.6 million, $1.5 million, $0.5 million and $1.0 million, for the six months ended June 30, 2005, respectively.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt and capital lease obligations. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2006, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At June 30, 2006, the fair value of our long-term debt was estimated to be approximately $4.0 billion, based on our overall weighted average interest rate of 8.22% and our overall weighted maturity of 11 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2005.

The overall weighted average interest rate increased approximately 13 basis points during the second quarter of 2006. A hypothetical increase of 82 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $203.4 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of June 30, 2006 is limited to our pension assets. We have no other equity investments of any material amount.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2006, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2006. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2006, that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                  CITIZENS COMMUNICATIONS COMPANY SUBSIDIARIES

Item 1.    Legal Proceedings
           -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth below:

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005, the City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into us. The City alleged the existence of extensive contamination of the Penobscot River.

On June 27, 2006, the court issued Findings of Fact and Conclusions of Law in the first phase of the case. The court found contamination in only a small section of the River and determined that Citizens and the City should share cleanup costs 60% and 40%, respectively. The precise nature of the remedy in this case remains to be determined by subsequent proceedings. However, based upon the Court's ruling, we believe that we will be responsible for only a portion of the cost to clean up and the final resolution of this matter will not be material to the operating results nor the financial condition of the Company.

Prior to the next phase of the litigation, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

Item 1A.   Risk Factors
           ------------

There have been no material changes to our risk factors from the information provided in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity  Securities and Use of  Proceeds, Issuer
           ---------------------------------------------------------------------
           Purchases of Equity Securities
           ------------------------------

There were no unregistered sales of equity securities during the quarter ended June 30, 2006.

                                                                                          (d) Maximum
                                                                                           Approximate
                                                                                         Dollar Value of
                                                                  (c) Total Number of    Shares that May
                                        (a) Total                  Shares Purchased as       Yet Be
                                        Number of    (b) Average    Part of Publicly        Purchased
                                          Shares     Price Paid    Announced Plans or    Under the Plans
Period                                  Purchased     per Share          Programs          or Programs
-------------------------------------------------------------------------------------------------------

April 1, 2006 to April 30, 2006
Share Repurchase Program (1)            3,016,600       $ 13.39          3,016,600       $ 221,700,000
Employee Transactions (2)                       -       $     -          N/A                  N/A

May 1, 2006 to May 31, 2006
Share Repurchase Program (1)            3,512,200       $ 13.05          3,512,200       $ 175,900,000
Employee Transactions (2)                  31,571       $ 13.00          N/A                  N/A

June 1, 2006 to June 30, 2006
Share Repurchase Program (1)              868,200       $ 12.81            868,200       $ 164,800,000
Employee Transactions (2)                       -       $     -          N/A                  N/A


Totals April 1, 2006 to June 30, 2006
Share Repurchase Program (1)            7,397,000       $ 13.16          7,397,000       $ 164,800,000
Employee Transactions (2)                  31,571       $ 13.00          N/A                  N/A


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) The registrant held its 2006 Annual Meeting of the Stockholders on May 25, 2006 (the "Meeting").

     (b) Election of directors. At the Meeting, all nominees were elected pursuant to the following votes:

                                                   Number of Votes
                                                   ---------------
          DIRECTORS                            FOR               WITHHELD
          ---------                            ---               --------

          Kathleen Q. Abernathy             272,733,496            4,608,106
          Leroy T. Barnes, Jr.              267,948,700            9,392,902
          Jeri Finard                       266,511,432           10,830,170
          Lawton Wehle Fitt                 271,350,832            5,990,770
          Stanley Harfenist                 267,347,217            9,994,385
          William Kraus                     272,412,971            4,928,632
          Howard L. Schrott                 272,966,556            4,375,046
          Larraine D. Segil                 272,944,274            4,397,328
          Bradley E. Singer                 272,950,905            4,390,698
          Edwin Tornberg                    268,536,513            8,805,089
          David H. Ward                     272,875,779            4,465,823
          Myron A. Wick, III                271,037,814            6,303,788
          Mary Agnes Wilderotter            267,336,499           10,005,103

     (c) Other matters submitted to stockholders at the Meeting:

          (1) Adoption of the Non-Employee Directors' Equity Incentive Plan. The matter passed with the following vote:

                    Number of votes FOR                           163,713,519
                    Number of votes AGAINST/WITHHELD               26,163,305
                    Number of votes ABSTAINING                      2,085,764
                    Number of BROKER NON-VOTES                     85,379,014

          (2) Stockholder proposal relating to the Company's future severance agreements with executive officers. The matter passed with the following vote:

                    Number of votes FOR                           128,714,742
                    Number of votes AGAINST/WITHHELD               58,240,714
                    Number of votes ABSTAINING                      5,041,812
                    Number of BROKER NON-VOTES                     85,379,014

          (3)  Ratification   of  appointment  of  KPMG  LLP  as  the  Company's
               independent registered public accounting firm for 2006. The matter passed with the following vote:

                    Number of votes FOR                           269,499,125
                    Number of votes AGAINST                         5,525,370
                    Number of votes ABSTAINING                      2,317,105

Item 5.  Other Information
         -----------------

As disclosed in our Proxy Statement for the 2006 Annual Meeting, proposals that stockholders wish to include in our proxy statement and form of proxy for our
2007 annual stockholders meeting must be received by the Secretary of the Company no later than December 19, 2006. For a stockholder proposal that is not intended to be included in our proxy statement for our 2007 annual meeting, the proposal must be received by the Secretary of the Company not earlier than January 25, 2007 nor later than February 26, 2007 in order to be properly presented at the 2007 annual meeting. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 26, 2007, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

Item 6.  Exhibits
         --------

a) Exhibits:

     10.1 Summary of Non-Employee Directors' Compensation.

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



                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                            By:   /s/ Robert J. Larson
                                --------------------------
                                Robert J. Larson
                                Senior Vice President and
                                Chief Accounting Officer



Date: August 3, 2006