Form 10-Q
period 2006-09-30
CITIZENS COMMUNICATIONS CO
filed 2006-11-09
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2006
                                               ------------------

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

                                  Yes  X   No
                                      ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes     No   X
                                        ---     ---

The number of shares outstanding of the registrant's Common Stock as of October 31, 2006 was 321,895,531.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index

                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at September 30, 2006 and December 31, 2005                             2

       Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005        3

       Consolidated  Statements of Operations  for the nine months ended  September 30,
       2006 and 2005                                                                                       4

       Consolidated Statements of Stockholders' Equity for the year ended
       December 31, 2005 and the nine months ended September 30, 2006                                      5

       Consolidated  Statements of Comprehensive  Income for the three and
       nine months ended September 30, 2006 and 2005                                                       5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005         6

       Notes to Consolidated Financial Statements                                                          7

     Management's Discussion and Analysis of Financial Condition and Results of Operations                25

     Quantitative and Qualitative Disclosures about Market Risk                                           38

     Controls and Procedures                                                                              38

   Part II.  Other Information

     Legal Proceedings                                                                                    39

     Risk Factors                                                                                         39

     Unregistered Sales of Equity Securities and Use of Proceeds                                          40

     Exhibits                                                                                             40

     Signature                                                                                            41


                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)
                                                                                       (Unaudited)
                                                                                    September 30, 2006  December 31, 2005
                                                                                    ------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   417,105          $   268,917
    Accounts receivable, less allowances of $114,398 and $31,385, respectively                189,979              203,070
    Other current assets                                                                       40,991               40,200
    Assets of discontinued operations                                                           9,622              162,716
                                                                                    ------------------  -------------------
      Total current assets                                                                    657,697              674,903

Property, plant and equipment, net                                                          2,962,604            3,058,312
Goodwill, net                                                                               1,921,465            1,921,465
Other intangibles, net                                                                        463,948              558,733
Investments                                                                                    16,521               15,999
Other assets                                                                                  193,358              203,323
                                                                                    ------------------  -------------------
           Total assets                                                                   $ 6,215,593          $ 6,432,735
                                                                                    ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $    37,774          $   227,693
    Accounts payable and other current liabilities                                            346,194              372,968
    Liabilities of discontinued operations                                                          -               46,266
                                                                                    ------------------  -------------------
      Total current liabilities                                                               383,968              646,927

Deferred income taxes                                                                         480,669              325,084
Other liabilities                                                                             420,016              423,785
Long-term debt                                                                              3,947,664            3,995,130

Stockholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 321,564,000 and 328,168,000 outstanding, respectively, 343,956,000 issued at
      September 30, 2006 and December 31, 2005)                                                85,989               85,989
    Additional paid-in capital                                                              1,203,033            1,374,610
    Retained earnings (deficit)                                                               114,958              (85,344)
    Accumulated other comprehensive loss, net of tax                                         (123,251)            (123,242)
    Treasury stock                                                                           (297,453)            (210,204)
                                                                                    ------------------  -------------------
      Total stockholders' equity                                                              983,276            1,041,809
                                                                                    ------------------  -------------------
           Total liabilities and stockholders' equity                                     $ 6,215,593          $ 6,432,735
                                                                                    ==================  ===================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)
                                                                                     2006            2005
                                                                                ---------------  --------------
Revenue                                                                              $ 507,198       $ 501,211

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                      42,791          41,281
     Other operating expenses                                                          186,678         194,079
     Depreciation and amortization                                                     117,009         128,931
                                                                                ---------------  --------------
Total operating expenses                                                               346,478         364,291
                                                                                ---------------  --------------

Operating income                                                                       160,720         136,920

Investment and other income (loss), net                                                  4,362           6,019
Interest expense                                                                        82,186          85,219
                                                                                ---------------  --------------

     Income from continuing operations before income taxes                              82,896          57,720
Income tax expense                                                                      31,562          22,514
                                                                                ---------------  --------------

     Income from continuing operations                                                  51,334          35,206

Discontinued operations (see Note 6):
     Income from operations of discontinued CLEC business
        (including gain on disposal of $116,791)                                       125,104           5,437
     Income tax expense                                                                 47,979           2,267
                                                                                ---------------  --------------

     Income from discontinued operations                                                77,125           3,170
                                                                                ---------------  --------------

Net income available to common stockholders                                          $ 128,459       $  38,376
                                                                                ===============  ==============

Basic income per common share:
     Income from continuing operations                                               $    0.16       $    0.10
     Income from discontinued operations                                                  0.24            0.01
                                                                                ---------------  --------------
     Net income available to common stockholders                                     $    0.40       $    0.11
                                                                                ===============  ==============

Diluted income per common share:
     Income from continuing operations                                               $    0.16       $    0.10
     Income from discontinued operations                                                  0.24            0.01
                                                                                ---------------  --------------
     Net income available to common stockholders                                     $    0.40       $    0.11
                                                                                ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                   ($ in thousands, except per-share amounts)
                                   (Unaudited)
                                                                                    2006            2005
                                                                               ---------------  --------------
Revenue                                                                            $1,520,971      $1,499,678

Operating expenses:
     Cost of services (exclusive of depreciation and amortization)                    121,411         116,598
     Other operating expenses                                                         553,479         563,899
     Depreciation and amortization                                                    358,564         395,499
                                                                               ---------------  --------------
 Total operating expenses                                                           1,033,454       1,075,996
                                                                               ---------------  --------------
Operating income                                                                      487,517         423,682

Investment and other income (loss), net                                                68,373          10,560
Interest expense                                                                      252,920         253,009
                                                                               ---------------  --------------
     Income from continuing operations before income taxes                            302,970         181,233
Income tax expense                                                                    112,903          65,055
                                                                               ---------------  --------------
     Income from continuing operations                                                190,067         116,178

Discontinued operations (see Note 6):
     Income from operations of discontinued CLEC business
        (including gain on disposal of $116,791)                                      147,045          12,042
     Income from operations of discontinued conferencing business
        (including gain on disposal of $14,061)                                             -          15,550
     Income tax expense                                                                56,468          18,176
                                                                               ---------------  --------------
     Income from discontinued operations                                               90,577           9,416
                                                                               ---------------  --------------

Net income available to common stockholders                                        $  280,644      $  125,594
                                                                               ===============  ==============
Basic income per common share:
     Income from continuing operations                                             $     0.59      $     0.34
     Income from discontinued operations                                                 0.28            0.03
                                                                               ---------------  --------------
     Net income available to common stockholders                                   $     0.87      $     0.37
                                                                               ===============  ==============
Diluted income per common share:
     Income from continuing operations                                             $     0.59      $     0.34
     Income from discontinued operations                                                 0.27            0.03
                                                                               ---------------  --------------
     Net income available to common stockholders                                   $     0.86      $     0.37
                                                                               ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2005 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                ($ in thousands)
                                   (Unaudited)

                                                                                Accumulated
                                     Common Stock      Additional   Retained       Other       Treasury Stock       Total
                                   ------------------   Paid-In     Earnings   Comprehensive ------------------- Stockholders'
                                   Shares    Amount     Capital     (Deficit)      Loss      Shares     Amount      Equity
                                   -------- --------- ----------- ------------ ------------  -------- ----------- -----------

Balance January 1, 2005            339,635   $84,909  $1,664,627    $(287,719)   $ (99,569)      (2)  $      (8)  $1,362,240
   Stock plans                       2,096       524      24,039            -            -    2,598      34,689       59,252
   Conversion of EPPICS              2,225       556      24,308            -            -      391       5,115       29,979
   Dividends on common stock of
      $1.00 per share                    -         -    (338,364)           -            -        -           -     (338,364)
   Shares repurchased                    -         -           -            -            -  (18,775)   (250,000)    (250,000)
   Net income                            -         -           -      202,375            -        -           -      202,375
   Other comprehensive loss, net
     of tax and reclassifications
     adjustments                         -         -           -            -      (23,673)       -           -      (23,673)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance December 31, 2005          343,956    85,989   1,374,610      (85,344)    (123,242) (15,788)   (210,204)   1,041,809
   Stock plans                           -         -      (6,487)           -            -    2,342      31,295       24,808
   Conversion of EPPICS                  -         -      (2,317)           -            -    1,254      16,695       14,378
   Dividends on common stock of
      $0.75 per share                    -         -    (162,773)     (80,342)           -        -           -     (243,115)
   Shares repurchased                    -         -           -            -            -  (10,200)   (135,239)    (135,239)
   Net income                            -         -           -      280,644            -        -           -      280,644
   Other comprehensive income,
     net of tax and
     reclassifications adjustments       -         -           -            -           (9)       -           -           (9)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance September 30, 2006         343,956   $85,989  $1,203,033    $ 114,958    $(123,251) (22,392)  $(297,453)  $  983,276
                                   ======== ========= =========== ============ ============ ======== =========== ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended September 30,  For the nine months ended September 30,
                                         -----------------------------------------  ---------------------------------------
                                               2006                 2005                  2006                 2005
                                         ------------------  ---------------------  ------------------  -------------------

Net income                                       $ 128,459             $ 38,376             $ 280,644            $ 125,594
Other comprehensive loss, net
  of tax and reclassifications
  adjustments*                                         (19)                 (19)                   (9)              (1,094)
                                         ------------------  -------------------    ------------------  -------------------
  Total comprehensive income                     $ 128,440             $ 38,357             $ 280,635            $ 124,500
                                         ==================  ===================    ==================  ===================

* Consists of unrealized holding (losses)/gains of marketable securities and for 2005 realized gains taken to income as a result of the sale of securities.

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                ($ in thousands)
                                   (Unaudited)
                                                                               2006              2005
                                                                          ----------------  ---------------

Cash flows provided by (used in) operating activities:
Net income                                                                      $ 280,644       $  125,594
       Deduct: Gain on sale of discontinued operations, net of tax                (72,079)          (1,167)
               Income from discontinued operations, net of tax                    (18,498)          (8,249)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                      358,564          395,499
       Gain on expiration/settlement of customer advances                               -             (492)
       Stock based compensation expense                                             7,960            6,433
       Loss on debt exchange                                                            -            3,175
       Investment gain                                                            (61,428)            (493)
       Other non-cash adjustments                                                   7,533           10,218
       Deferred income taxes                                                      103,893           55,101
       Change in accounts receivable                                               13,091           23,754
       Change in accounts payable and other liabilities                           (45,091)         (26,185)
       Change in other current assets                                                (791)              89
                                                                          ----------------  ---------------
Net cash provided by continuing operating activities                              573,798          583,277

Cash flows from investing activities:
       Proceeds from sales of assets, net of selling expenses                           -           24,195
       Proceeds from sale of discontinued operations                              247,284           43,565
       Securities sold                                                                  -            1,112
       Capital expenditures                                                      (163,356)        (166,367)
       Other assets (purchased) distributions received, net                        63,757           (3,667)
                                                                          ----------------  ---------------
Net cash provided (used) by investing activities                                  147,685         (101,162)

Cash flows from financing activities:
       Receipt (repayment) of customer advances for
         construction and contributions in aid of construction, net                  (114)          (1,720)
       Long-term debt payments                                                   (227,461)          (6,093)
       Issuance of common stock                                                    21,394           46,739
       Common stock repurchased                                                  (135,239)        (161,898)
       Dividends paid                                                            (243,115)        (255,327)
                                                                          ----------------  ---------------
Net cash used by financing activities                                            (584,535)        (378,299)

Cash flows of discontinued operations (revised - see Note 6):
       Operating cash flows                                                        17,833           25,054
       Investing cash flows                                                        (6,593)          (9,685)
       Financing cash flows                                                             -              (80)
                                                                          ----------------  ---------------
                                                                                   11,240           15,289

Increase in cash and cash equivalents                                             148,188          119,105
Cash and cash equivalents at January 1,                                           268,917          171,797
                                                                          ----------------  ---------------

Cash and cash equivalents at September 30,                                      $ 417,105       $  290,902
                                                                          ================  ===============

Cash paid during the period for:
       Interest                                                                 $ 264,621       $  244,395
       Income taxes                                                             $   8,330       $    2,235

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                              $   1,186       $   (9,298)
       Conversion of EPPICS                                                     $  14,378       $   26,154
       Debt-for-debt exchange, net                                              $     (70)      $    2,171


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies:
     ------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          ------------------------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and the Current Report on Form 8-K filed on November 6, 2006. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the interim periods shown.

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

          Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that intangible assets (primarily customer base) with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets with estimated useful lives to determine whether any changes to those lives are required.

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

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised
          2004), "Share-Based Payment" (SFAS No. 123R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Estimated compensation cost for awards that are outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes. Prior periods have not been restated.

          On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We elected to adopt the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

          In  accordance  with  the  adoption  of SFAS  No.  123R,  we  recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense for the three month period ended September 30, 2006 was $2,624,000 ($1,640,000 after tax, or $0.01 per basic and diluted share of common stock) and $7,960,000 ($4,975,000 after tax, or $0.01 per basic and diluted share of common stock) for the nine month period ended September 30, 2006. The compensation cost recognized is based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic-value based method to value the stock. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options issued under the Management Equity Incentive Plan
          (MEIP), 1996 Equity Incentive Plan (EIP) and the Amended and Restated 2000 EIP stock plans.

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

          Had we determined compensation cost based on the fair value at the grant date for the MEIP, EIP, Employee Stock Purchase Plan (ESPP) and Non-Employee Directors' Deferred Fee Equity Plan, our pro forma net income and net income per share of common stock available for common stockholders would have been as follows:

                                                                  For the three months           For the nine months
                                                                         ended                          ended
                                                                   September 30, 2005             September 30, 2005
                                                                -------------------------       -----------------------
     ($ in thousands, except per share
     amounts)

     Net income available
     for common stockholders                     As reported             $  38,376                   $ 125,594

     Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects                                      1,283                       4,021

     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                                             (2,109)                     (6,640)
                                                                         -----------                 -----------
                                                 Pro forma               $  37,550                   $ 122,975
                                                                         ===========                 ===========

     Net income per share of common stock
     available for common stockholders
                                                     As
                                                 reported:
                                                    Basic                $    0.11                   $    0.37
                                                    Diluted              $    0.11                   $    0.37
                                                 Pro forma:
                                                    Basic                $    0.11                   $    0.36
                                                    Diluted              $    0.11                   $    0.36

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

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     -----------------------------------------------------------------

     Accounting for Defined Benefit Pension and Other Postretirement Plans
     ---------------------------------------------------------------------
     In October 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which completes the first phase of a FASB project that will comprehensively reconsider accounting for pensions and other postretirement benefit plans and amends the following FASB
     Statements:

     *    SFAS No. 87, "Employers' Accounting for Pensions"

     * SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"

     * SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

     * SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits"

     SFAS No. 158 requires (1) recognition of the funded status of a benefit plan in the balance sheet, (2) recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost,
     (3) measurement of defined benefit plan assets and obligations as of the balance sheet date, and (4) disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87 and SFAS No. 106 to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.

     For public companies, the requirements to recognize the funded status of a plan and to comply with the disclosure provisions of SFAS No. 158 are effective as of the end of the fiscal year that ends after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position.

     Consideration   of  Prior  Years'  Errors  in   Quantifying   Current  Year
     ---------------------------------------------------------------------------
     Misstatements
     -------------
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Consideration of Prior Years' Errors in Quantifying Current Year Misstatements." SAB No. 108 provides guidance concerning the process to be applied in considering the impact of prior years' errors in quantifying misstatements in the current year. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position and results of operations.

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

     How Taxes Collected from Customers and Remitted to Governmental Authorities
     ---------------------------------------------------------------------------
     should be presented in the Income Statement
     -------------------------------------------
     In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement," which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We will adopt the disclosure requirements of EITF No. 06-3 commencing January 1, 2007.

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

     The Company has applied the provisions of EITF No. 04-5 and consolidated the Mohave Cellular Limited Partnership (Mohave) effective January 1, 2006. As permitted, we elected to apply EITF No. 04-5 retrospectively from the date of adoption and have consolidated Mohave for all periods presented. We are the managing partner and have a 33% ownership position.

     Selected data for the Mohave partnership is as follows:

                                    For the three months       For the nine months
                                     ended September 30,       ended September 30,
                                   ------------------------   -----------------------
       ($ in thousands)                2006         2005        2006          2005
                                       ----         ----        ----          ----

       Revenues                      $4,768       $4,242      $13,975       $11,909
       Depreciation Expense          $  458       $  506      $ 1,541       $ 1,544
       Operating Income              $1,545       $  768      $ 4,034       $ 2,312

(3)  Accounts Receivable:
     -------------------
     The  components  of  accounts  receivable,  net at  September  30, 2006 and
     December 31, 2005 are as follows:

($ in thousands)                             September 30, 2006     December 31, 2005
                                            ---------------------  --------------------

End user                                               $ 285,566             $ 210,224
Other                                                     18,811                24,231
Less:  Allowance for doubtful accounts                  (114,398)              (31,385)
                                            ---------------------  --------------------
   Accounts receivable, net                            $ 189,979             $ 203,070
                                            =====================  ====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $6,303,000 and $1,650,000 for the three months ended September 30, 2006 and 2005, respectively, and $13,484,000 and $8,513,000 for the nine months ended September 30, 2006 and 2005, respectively. Our reserve has increased by approximately $85,000,000 as a result of carrier activity that is in dispute.

     Our carrier dispute concerns the "origination" of certain calls carried by a certain vendor and terminated on our networks. We are participating in a carrier dispute lawsuit with other carriers and have recently been able to estimate the true "origination" of the calls and minutes in dispute. We have re-rated this class of calls and back billed the vendor for the difference in rates including interest. We have reserved for these amounts. The FCC has denied this vendor's petition regarding its treatment on the "origination" of the specific class of calls. As a result, we expect to prevail but cannot at this time estimate the ultimate settlement. Settlement may result from negotiations amongst the affected parties, or if a settlement is not reached, the case will be litigated in the federal court.

(4)  Property, Plant and Equipment, Net:
     ----------------------------------
     Property, plant and equipment at September 30, 2006 and December 31, 2005 are as follows:

($ in thousands)                             September 30, 2006      December 31, 2005
                                            ---------------------   ---------------------

Property, plant and equipment                        $ 6,586,534             $ 6,433,119
Less: accumulated depreciation                        (3,623,930)             (3,374,807)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 2,962,604             $ 3,058,312
                                            =====================   =====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $85,414,000 and $97,336,000 for the three months ended September 30, 2006 and 2005, respectively, and $263,779,000 and $300,714,000 for the nine months ended September 30, 2006 and 2005, respectively.

(5)  Acquisition:
     -----------
     On September 17, 2006, we entered into a definitive agreement to acquire Commonwealth Telephone Enterprises, Inc. (Commonwealth) in a cash-and-stock taxable transaction for a total consideration of $1.16 billion, based on the closing price of Citizens' common stock on September 15, 2006. Each Commonwealth share will receive $31.31 in cash and 0.768 shares of Citizens' common stock.

     The acquisition has been approved by the Boards of Directors of both Citizens and Commonwealth. The transaction is subject to approval by Commonwealth's shareholders, as well as state and federal regulatory approvals. We expect the transaction to be consummated by mid-2007.

     We intend to finance the cash portion of the transaction with a combination of cash on hand and debt. We have obtained a firm commitment for the financing necessary to complete the transaction from Citigroup Global Markets, Inc., Credit Suisse and JP Morgan Securities, Inc. We obtained a commitment letter for a $990,000,000 senior unsecured term loan, the proceeds of which will be used to pay the cash portion of the merger consideration (including cash payable upon the assumed conversion of $300,000,000 of the Commonwealth convertible notes in connection with the merger), to cash out restricted shares, options and other equity awards of Commonwealth, to repay all outstanding indebtedness under Commonwealth's existing revolving credit facility (which was $35,000,000 as of June 30, 2006) and to pay fees and expenses related to the merger. We expect to refinance this term loan, which matures within one year, with long-term debt prior to the maturity thereof.

     The acquisition will be accounted for using the purchase method of accounting. Under this method, the purchase price will be allocated to the fair value of the net assets acquired. The excess purchase price over the fair value of the assets acquired will be allocated to goodwill.

(6)  Discontinued Operations:
     -----------------------
     In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from continuing operations for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of Electric Lightwave, LLC (ELI) and Conference Call USA, LLC (CCUSA) as discontinued operations in our consolidated statement of operations. All prior periods have been restated.

     ELI
     ---
     In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI, our competitive local exchange carrier business (CLEC), to Integra Telecom Holdings, Inc. (Integra), for $247,000,000, including $243,000,000 in cash plus the assumption of approximately $4,000,000 in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction closed on July 31, 2006. We recognized a pre-tax gain on the sale of ELI of approximately $116,791,000. Our after-tax gain on the sale was $72,079,000. We expect to recognize additional amounts with respect to the sale of ELI as working capital adjustments to the sale price are finalized and any remaining assets are sold. Our cash liability for taxes as a result of the sale is expected to be approximately $5,000,000 due to the utilization of existing tax net operating losses on both the federal and state level.

     ELI had revenues of $159,200,000 and operating income of $21,500,000 for the year ended December 31, 2005. At December 31, 2005, ELI's net assets totaled $116,400,000. We had no outstanding debt specifically identified with ELI, and therefore no interest expense was allocated to discontinued operations. We ceased to record depreciation expense for ELI effective February 1, 2006.

     Summarized financial information for ELI is set forth below:

                                            September 30,     December 31,
($ in thousands)                                2006              2005
                                           ----------------  ----------------

Current assets                                     $     -         $  24,986
Net property, plant and equipment                    9,622           137,730
                                           ----------------  ----------------
Total assets held for sale                         $ 9,622         $ 162,716
                                           ================  ================

Current liabilities                                $     -         $  21,605
Long-term debt                                           -             4,246
Other liabilities                                        -            20,415
                                           ----------------  ----------------
Total liabilities related to assets
  held for sale                                    $     -         $  46,266
                                           ================  ================


                                  For the three months ended September 30,   For the nine months ended September 30,
                                  ----------------------------------------   ---------------------------------------
($ in thousands)                        2006                2005                   2006               2005
                                  ----------------  ----------------------   -----------------  --------------------

Revenue                                   $ 14,534           $ 39,770           $ 100,612         $ 116,777
Operating income                          $  3,951           $  5,465           $  26,835         $  12,256
Income taxes                              $  3,267           $  2,267           $  11,756         $   4,837
Net income                                $  5,046           $  3,170           $  18,498         $   7,209
Gain on disposal of ELI, net of tax       $ 72,079           $      -           $  72,079         $       -

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

     We had no outstanding debt specifically identified with CCUSA, and therefore no interest expense was allocated to discontinued operations. In addition, we ceased to record depreciation expense for CCUSA effective February 16, 2005.

     Summarized financial information for CCUSA is set forth below:

                                   For the nine months ended September 30,
                                   ---------------------------------------
($ in thousands)                        2006               2005
                                   ----------------  ---------------------

Revenue                                        $ -            $ 4,607
Operating income                               $ -            $ 1,489
Income taxes                                   $ -            $   449
Net income                                     $ -            $ 1,040
Gain on disposal of CCUSA, net of tax          $ -            $ 1,167

(7)  Other Intangibles:
     -----------------
     Other intangibles at September 30, 2006 and December 31, 2005 are as follows:

($ in thousands)                                     September 30, 2006       December 31, 2005
                                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                      $  994,605             $  994,605
Trade name - non-amortizable                                       122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                             1,116,663              1,116,663
Accumulated amortization                                          (652,715)              (557,930)
                                                   ------------------------  ---------------------
    Total other intangibles, net                                $  463,948             $  558,733
                                                   ========================  =====================

     Amortization expense was $31,595,000 and $94,785,000 for the three and nine months ended September 30, 2006 and 2005, respectively. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,533,000 in 2009, at which point these assets will be fully amortized.

(8)  Long-Term Debt:
     --------------
     The activity in our long-term debt from December 31, 2005 to September 30, 2006 is as follows:

                                                                Nine months ended September 30, 2006
                                                     ------------------------------------------------------------
                                                                                                                     Interest
                                                                                                                     Rate* at
                                      December 31,                    Interest                    September 30,   September 30,
($ in thousands)                         2005            Payments     Rate Swap   Reclassification    2006            2006
                                         -----           --------     ---------   ----------------    -----           ----

FIXED RATE

  Rural Utilities Service Loan
   Contracts                           $    22,809      $    (691)    $    -        $      -         $   22,118          6.080%

  Senior Unsecured Debt                  4,120,781       (226,770)      1,186            (70)         3,895,127          8.242%

  EPPICS                                    33,785           -             -         (14,378)            19,407          5.000%

  Industrial Development Revenue
   Bonds                                    58,140           -             -               -             58,140          5.559%
                                       -----------      -----------   --------      ----------       -----------
TOTAL LONG TERM DEBT                   $ 4,235,515      $(227,461)    $ 1,186       $(14,448)        $3,994,792          8.175%
                                       -----------      ===========   ========      ==========       -----------
  Less:  Debt Discount                     (12,692)                                                      (9,354)
  Less:  Current Portion                  (227,693)                                                     (37,774)
                                       -----------                                                   -----------
                                       $ 3,995,130                                                   $3,947,664
                                       ===========                                                   ===========

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     In October 2006, our Board of Directors authorized us to enter into debt-for-debt exchanges of up to $150,000,000 of our debt securities maturing in 2008.

     In February 2006, our Board of Directors authorized us to repurchase up to $150,000,000 of our outstanding debt over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in investment and other income
     (loss). Through October 31, 2006, we have not made any purchases pursuant to this authorization.

     For the nine months ended September 30, 2006, we retired an aggregate principal amount of $241,909,000 of debt, including $14,378,000 of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) that were converted into our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47,500,000 of our 7.625% notes due 2008 were exchanged for approximately $47,430,000 of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes that were exchanged. No cash was exchanged in these transactions. However a non-cash pre-tax loss of approximately $2,392,000 was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

     On June 1, 2006, we retired at par our entire $175,000,000 principal amount of 7.60% Debentures due June 1, 2006.

     On June 14, 2006, we repurchased $22,700,000 of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par.

     On August 17, 2006, we retired at par the $29,100,000 remaining balance of the 6.75% Senior Notes.

     As of September 30, 2006, EPPICS representing a total principal amount of $192,349,000 have been converted into 15,492,000 shares of our common stock. Approximately $8,901,000 of EPPICS, which are convertible into 776,456 shares of our common stock, were outstanding at September 30, 2006. Our long-term debt footnote indicates $19,400,000 of EPPICS outstanding at September 30, 2006, of which $10,500,000 is debt of related parties for which the company has an offsetting receivable.

     The total outstanding principal amounts of industrial development revenue bonds were $58,140,000 at September 30, 2006 and December 31, 2005. The earliest maturity date for these bonds is in August 2015. Under the terms of our agreements to sell our former gas and electric operations in Arizona, completed in 2003, we are obligated to call for redemption, at their first available call dates, three Arizona industrial development revenue bond series aggregating to approximately $33,440,000. The first call dates for these bonds are in 2007. We expect to retire all called bonds with cash. In addition, holders of $11,150,000 principal amount of industrial development bonds may tender such bonds to us at par and we have the simultaneous option to call such bonds at par on August 1, 2007. We expect to call the bonds and retire them with cash.

     As of September 30, 2006, we have available lines of credit with financial institutions in the aggregate amount of $249,100,000. Outstanding standby letters of credit issued under the facility were $0.9 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of September 30, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

(9)  Net Income Per Share of Common Stock:
     ------------------------------------
     The reconciliation of the income per share of common stock calculation for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows:

                                                         For the three months                   For the nine months
($ in thousands, except per-share amounts)                ended September 30,                   ended September 30,
                                                   ----------------------------------   -----------------------------------
                                                        2006              2005               2006               2005
                                                   ----------------  ----------------   ----------------  -----------------
Net income used for basic and diluted earnings
----------------------------------------------
   per share of common stock:
   --------------------------
Income from continuing operations                        $  51,334          $ 35,206          $ 190,067          $ 116,178
Income from discontinued operations                         77,125             3,170             90,577              9,416
                                                   ----------------  ----------------   ----------------  -----------------
Total basic net income available to common
  stockholders                                           $ 128,459          $ 38,376          $ 280,644          $ 125,594
                                                   ================  ================   ================  =================
Effect of conversion of preferred securities
   - EPPICS                                                     71               217                332                  -
                                                   ----------------  ----------------   ----------------  -----------------
Total diluted net income available to common
   stockholders                                          $ 128,530          $ 38,593          $ 280,976          $ 125,594
                                                   ================  ================   ================  =================
Basic earnings per share of common stock:
-----------------------------------------
Weighted-average common stock outstanding - basic          319,891           338,928            323,160            339,027
                                                   ----------------  ----------------   ----------------  -----------------

Income from continuing operations                        $    0.16          $   0.10          $    0.59          $    0.34
Income from discontinued operations                           0.24              0.01               0.28               0.03
                                                   ----------------  ----------------   ----------------  -----------------
Net income per share available to common
   stockholders                                          $    0.40          $   0.11          $    0.87          $    0.37
                                                   ================  ================   ================  =================
Diluted earnings per share of common stock:
-------------------------------------------
Weighted-average common stock outstanding                  319,891           338,928            323,160            339,027
Effect of dilutive shares                                      761             3,117                932              3,090
Effect of conversion of preferred securities
   - EPPICS                                                    782             2,364              1,068                  -
                                                   ----------------  ----------------   ----------------  -----------------
Weighted-average common stock outstanding
   - diluted                                               321,434           344,409            325,160            342,117
                                                   ================  ================   ================  =================
Income from continuing operations                        $    0.16          $   0.10          $    0.59          $    0.34
Income from discontinued operations                           0.24              0.01               0.27               0.03
                                                   ----------------  ----------------   ----------------  -----------------
Net income per share available to common
   stockholders                                          $    0.40          $   0.11          $    0.86          $    0.37
                                                   ================  ================   ================  =================

     Stock Options
     -------------
     For the three and nine months ended September 30, 2006, options to purchase 1,917,000 and 1,967,000 shares at exercise prices ranging from $13.03 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted earning per share of common stock for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

     For the three and nine months ended September 30, 2005, options to purchase 1,900,000 and 1,910,000 shares, respectively, at exercise prices ranging from $13.45 to $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In addition, for the three and nine months ended September 30, 2006 and 2005, restricted stock awards of 1,205,000 and 1,495,000 shares, respectively, are excluded from our basic weighted average shares of common stock outstanding and included in our dilutive shares of common stock using the treasury stock method until the shares are no longer contingent upon the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of September 30, 2006, approximately 96% of the EPPICS outstanding, or about $192,349,000 aggregate principal amount of EPPICS, have converted into 15,492,000 shares of our common stock, including shares issued from treasury.

     At September 30, 2006, we had 178,025 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted, we would issue approximately 776,456 shares of our common stock. These securities have been included in the diluted income per share of common stock calculation for the period ended September 30, 2006.

     At September 30, 2005, we had 542,088 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. These securities have been included in the diluted income per share of common stock calculation for the three months ended September 30, 2005. However they have been excluded from the calculation for the nine months ended September 30, 2005 because their inclusion would have had an antidilutive effect.

     Stock Units
     -----------
     At September 30, 2006 and 2005, we had 210,152 and 210,334 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), Non-employee Directors' Equity Incentive Plan (Directors' Equity Plan) and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2006, our Board of Directors authorized us to repurchase up to $300,000,000 of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of September 30, 2006, we had repurchased 10,199,900 shares of our common stock at an aggregate cost of approximately $135,200,000.

     On May 25, 2005, our Board of Directors authorized us to repurchase up to $250,000,000 of our common stock. This share repurchase program commenced on June 13, 2005. As of December 31, 2005, we completed the repurchase program and had repurchased a total of 18,775,156 shares of our common stock at an aggregate cost of $250,000,000.

(10) Stock Plans:
     -----------
     At September 30, 2006, we had five stock-based compensation plans, which are described below. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Deferred Fee plan and the Directors' Equity Plan. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At September 30, 2006, there were 29,930,472 shares authorized for grant under these plans and 5,881,360 shares available for grant.

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

                             Equity Incentive Plans
                             ----------------------
     Since the expiration date of the 1996 EIP on May 22, 2006, no awards can be granted under the 1996 EIP. Under the 2000 EIP, awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. As discussed under the Non-Employee Directors' Compensation Plans below, prior to May 25, 2006 directors received an award of stock options under the 2000 EIP upon commencement of service.

     At September 30, 2006, there were 27,389,711 shares authorized for grant under the 2000 EIP and 3,366,331 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP plan. The exercise price of stock options and SARs under the 2000 and 1996 EIP generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally 4 years).

     Under the terms of the EIP plans, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following summary presents information regarding outstanding stock options as of September 30, 2006 and changes during the nine months then ended with regard to options under the MEIP and EIP plans:

                                                                                                          Aggregate
                                                                           Weighted       Weighted        Intrinsic
                                                            Shares         Average         Average         Value at
                                                          Subject to     Option Price     Remaining     September 30,
                                                            Option        Per Share     Life in Years        2006
           --------------------------------------------- -------------- --------------- -------------- -----------------
           Balance at January 1, 2006                      7,985,000        $11.52
               Options granted                                22,000        $12.55
               Options exercised                          (2,121,000)       $ 9.76                        $ 7,280,000
               Options canceled, forfeited or lapsed         (62,000)       $ 9.96
           --------------------------------------------- --------------
           Balance at September 30, 2006                   5,824,000        $12.19           4.65         $10,785,000
           ============================================= ==============

           Exercisable at September 30, 2006               5,352,000        $12.32           4.44         $ 9,215,000
           ============================================= ==============

           Options expected to vest                          406,000                                      $   751,000
           ============================================= ==============

     Options granted during the first nine months of 2006 totaled 22,000. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $12.55. Cash received upon the exercise of options during the first nine months of 2006 totaled $21,394,000. Total remaining unrecognized compensation cost associated with unvested stock options at September 30, 2006 was $1,202,000 and the weighted average period over which this cost is expected to be recognized is approximately one year.

     The total intrinsic value of stock options exercised during the first nine months of 2005 was $12,153,000. The total intrinsic value of stock options outstanding and exercisable at September 30, 2005 was $16,565,000 and $11,036,000, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2005 was $13.21. Options granted during the first nine months of 2005 totaled 792,800. Cash received upon the exercise of options during the first nine months of 2005 totaled $46,739,000.

     For purposes of determining compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model which requires the use of various assumptions including expected life of the option, expected dividend rate, expected volatility, and risk-free interest rate. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on historical volatility for a period equal to the stock option's expected life, calculated on a monthly basis.

     The following table presents the weighted average assumptions used for grants in the first nine months of 2006:

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
                      Expected life                   6 years
                      ---------------------------- --------------

     The following summary presents information regarding unvested restricted stock as of September 30, 2006 and changes during the nine months then ended with regard to restricted stock under the MEIP and EIP plans:

                                                               Weighted         Aggregate
                                                               Average        Fair Value at
                                              Number of       Grant Date      September 30,
                                                Shares        Fair Value           2006
        ------------------------------------ ------------- ----------------- ----------------
        Balance at January 1, 2006            1,456,000           $12.47

            Restricted stock granted            730,000           $12.86       $10,253,000


            Restricted stock vested            (609,000)          $12.01       $ 8,564,000

            Restricted stock forfeited         (372,000)          $12.60
        ------------------------------------ -------------
        Balance at September 30, 2006         1,205,000           $12.90       $16,916,000
        ==================================== =============

        Restricted stock expected to vest     1,145,000                        $16,076,000
        ==================================== =============

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2006 was $11,481,000 and the weighted average period over which this cost is expected to be recognized is approximately two years.

     The total fair value of shares granted and vested during the nine months ended September 30, 2005 was approximately $4,600,000 and $6,196,000, respectively. The total fair value of unvested restricted stock at September 30, 2005 was $20,262,000. The weighted average grant-date fair value of restricted shares granted during the nine months ended September 30, 2005 was $13.11. Shares granted during the first nine months of 2005 totaled 339,500.

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

     Since effectiveness of the Directors' Equity Plan, no further grants have been made under the Deferred Fee Plan.

     The number of shares of common stock authorized for issuance under the Directors' Equity Plan is 2,540,761, which includes 540,761 shares available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited, or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At September 30, 2006, there were 2,515,029 shares available for grant. There were 12 directors participating in the non-employee plans during the third quarter of 2006. In the first nine months of 2006, total plan units earned were 93,710. At September 30, 2006, 210,152 options were exercisable at a weighted average exercise price of $10.89.

     We account for the Deferred Fee Plan and the Directors' Equity Plan in accordance with SFAS No. 123R. To the extent directors elect to receive the distribution of their stock unit accounts in cash, they are considered liability-based awards. To the extent directors elect to receive the distribution of their stock unit accounts in common stock, they are considered equity-based awards. Compensation expense for stock units that are considered equity-based awards is based on the market value of our common stock at the date of grant. Compensation expense for stock units that are considered liability-based awards is based on the market value of our common stock at the end of each period. For awards granted prior to 1999, a director could elect to be paid in stock options. Generally, compensation cost was not recorded because the options were granted at the fair market value of our common stock on the grant date under APB No. 25 and related interpretations.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one-for-one basis) or in cash. As of September 30, 2006, the amount for such payments was approximately $672,000, all of which will be payable in stock (based on the July 15, 1999 stock price).

(11) Segment Information:
     -------------------
     As of January 1, 2006, we operate in a single segment, Frontier. Frontier provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The notional amounts of fixed-rate indebtedness hedged as of September 30, 2006 and December 31, 2005 was $550,000,000 and $500,000,000, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.02% as of September 30, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rates of 8.26% as of September 30, 2006 and 8.46% as of December 31, 2005, respectively). The fair value of these derivatives is reflected in other liabilities as of September 30, 2006 and December 31, 2005, in the amount of $7,542,000 and $8,727,000, respectively. The related underlying debt has been decreased by a like amount. The amounts paid during the three and nine months ended September 30, 2006 as a result of these contracts amounted to $1,002,000 and $2,670,000 and are included as interest expense.

     During September 2005, we entered into a series of separate forward rate agreements with our swap counter-parties that fixed the underlying variable rate component of some of our swaps at the market rate as of the date of execution for certain future rate-setting dates. These agreements have expired. Fair value at December 31, 2005 was $1,129,000. A gain for the changes in the fair value of these forward rate agreements of $430,000 is included in other income (loss), net for the nine months ended September 30, 2006.

     We  do  not  anticipate  any   nonperformance  by  counter-parties  to  our
     derivative contracts as all counter-parties have investment grade credit ratings.

(13) Investment and Other Income (Loss), Net:
     ---------------------------------------
     The components of investment and other income (loss), net are as follows:

                                                For the three months               For the nine months
                                                  ended September 30,               ended September 30,
                                          --------------------------------- ---------------------------------
($ in thousands)                               2006             2005             2006             2005
                                          ---------------  ---------------- ---------------  ----------------
Investment income                                $ 4,596           $ 2,909        $ 12,863          $  8,930
Gain from Rural Telephone Bank dissolution             -                 -          61,428                 -
Loss on exchange of debt                               -                 -          (2,433)           (3,175)
Gain on forward rate agreements                        -             1,305             430             1,305
Investment gain                                        -               688               -             1,576
Other, net                                          (234)            1,117          (3,915)            1,924
                                          ---------------  ---------------- ---------------  ----------------
  Total investment and other income
     (loss), net                                 $ 4,362           $ 6,019        $ 68,373          $ 10,560
                                          ===============  ================ ===============  ================

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2006 and the four quarters of 2005. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated
     Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of September 30, 2006, EPPICS representing a total principal amount of $192,349,000 have been converted into 15,492,000 shares of our common stock. A total of $8,901,000 of EPPICS is outstanding as of September 30, 2006 and if all outstanding EPPICS were converted, 776,456 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $19,400,000 of EPPICS outstanding at September 30, 2006, of which $10,500,000 is debt of related parties for which the company has an offsetting receivable.

(15) Retirement Plans:
     ----------------
     The following table provides the components of net periodic benefit cost:

                                                                       Pension Benefits
                                                  ---------------------------------------------------------
                                                   For the three months ended   For the nine months ended
                                                        September 30,                 September 30,
                                                  ---------------------------   ---------------------------
                                                      2006          2005            2006          2005
                                                  -------------  ------------   ------------- -------------
($ in thousands)
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $  1,646      $  1,509        $  5,164      $  4,588
Interest cost on projected benefit obligation           11,104        11,710          34,112        34,812
Return on plan assets                                  (15,279)      (15,093)        (45,531)      (45,278)
Amortization of prior service cost and unrecognized
       net obligation                                      (61)          (61)           (183)         (183)
Amortization of unrecognized loss                        2,816         2,748           8,986         7,411
                                                  -------------  ------------   ------------- -------------
Net periodic benefit cost                             $    226      $    813        $  2,548      $  1,350
                                                  =============  ============   ============= =============


                                                                   Other Postretirement Benefits
                                                  ---------------------------------------------------------
                                                   For the three months ended   For the nine months ended
                                                        September 30,                 September 30,
                                                  ---------------------------   ---------------------------
                                                      2006          2005            2006          2005
                                                  -------------  ------------   ------------- -------------
($ in thousands)
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $    174      $    188        $    522      $    784
Interest cost on projected benefit obligation            2,211         2,736           6,633         9,041
Return on plan assets                                     (245)         (312)           (735)         (936)
Amortization of prior service cost and unrecognized
       net obligation                                   (1,026)         (732)         (3,078)         (941)
Amortization of unrecognized loss                        1,513         1,478           4,539         4,962
                                                  -------------  ------------   ------------- -------------
Net periodic benefit cost                             $  2,627      $  3,358        $  7,881      $ 12,910
                                                  =============  ============   ============= =============

     We expect that our pension and other postretirement benefit expenses for 2006 will be $13,000,000 - $16,000,000 (down from $19,000,000 in 2005), and no contribution will be required to be made by us to the pension plan in 2006.

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

     Subsequent to the June 27 judgment, we began settlement discussions with the City and those discussions are ongoing, with participation from the State of Maine. The judge has stayed the next phase of the litigation until November 30, 2006 to allow those discussions to take place. The stay will remain in effect for the entire period provided that the discussions remain productive. If we are not able to settle this matter, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

     On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We were cooperating with the patent holder to determine if we are currently using any of the processes that are protected by its patents, but we have not had any communication with them on this issue since mid-2004.

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

     The Company sold all of its utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN 45 requires that we disclose, "the maximum potential amount of future payments
     (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote...". As noted above, our obligation only arises as a result of default by another VJO member such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2007 and remained in default for the duration of the contract (another 8 years), we estimate that our undiscounted purchase obligation for 2007 through 2015 would be approximately $1,264,000,000. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking Statements
--------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     *    Our  ability  to  complete  the   acquisition  of   Commonwealth,   to
          successfully integrate their operations and to realize the synergies from the acquisition;

     * Our ability to refinance the bridge loan that will be used to finance the cash portion of the merger consideration with long-term debt;

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

     *    Our ability to effectively manage service quality;

     * Our ability to successfully introduce new product offerings, including our ability to offer bundled service packages on terms that are both profitable to us and attractive to our customers;

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

     * Our ability to manage our operations, operating expenses and capital expenditures, to pay dividends and to reduce or refinance our debt;

     * Adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability and/or increase the cost of financing;

     * The effects of bankruptcies in the telecommunications industry, which could result in more price competition and potential bad debts;

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

     * Our ability to successfully renegotiate expiring union contracts covering approximately 945 employees that are scheduled to expire during the remainder of 2006;

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

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in our Annual Report on Form 10-K/A for the year ended December 31, 2005 in evaluating any statement in this report or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a full - service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. In February 2006, we entered into a definitive agreement to sell our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We are accounting for ELI as a discontinued operation in our consolidated statements of operations. ELI was sold on July 31, 2006. In September 2006, we entered into a definitive agreement to acquire Commonwealth. This acquisition, if successfully completed, will expand our presence in Pennsylvania and strengthen our position as a market-leading full-service communications provider to rural markets. The acquisition is subject to approval by Commonwealth's shareholders, as well as state and federal regulatory approvals.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2006 across all products and in all of our markets. Our Frontier business has experienced erosion in access lines and switched access minutes in the first nine months of 2006 as a result of competition. Competition in our markets could result in reduced revenues in 2006 and 2007.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector, and therefore affect our ability to collect money owed to us by carriers.

Revenues from data and internet services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from high margin services such as local line and access charges, and subsidies are decreasing as a percentage of our revenues. These factors, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a) Liquidity and Capital Resources
   -------------------------------

                       Cash Flow from Operating Activities
                       -----------------------------------

As of September 30, 2006, we had cash and cash equivalents aggregating $417.1 million. Our primary source of funds continued to be cash generated from operations. For the nine months ended September 30, 2006, we used cash flow from continuing operations, RTB proceeds, proceeds from the sale of ELI and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $37.8 million and $653.4 million of debt maturing in 2007 and 2008, respectively.

A number of factors, including but not limited to, losses of access lines, increases in competition, lower subsidy and access revenues are expected to reduce our cash generated by operations and may require us to increase capital expenditures. Our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that over the next several years our cash taxes will increase substantially.

                       Cash Flow from Investing Activities
                       -----------------------------------

Acquisition
-----------
On September 17, 2006, we entered into a definitive agreement to acquire Commonwealth Telephone for $41.72 per share, in a cash-and-stock taxable transaction, for a total consideration of $1.16 billion, based on the closing price of Citizens' common stock on September 15, 2006. Each Commonwealth share will receive $31.31 in cash and 0.768 shares of Citizens' common stock.

The acquisition has been approved by the Boards of Directors of both Citizens and Commonwealth. The transaction is subject to approval by Commonwealth's shareholders, as well as state and federal regulatory approvals. We expect the transaction to be consummated by mid-2007.

We intend to finance the cash portion of the transaction with a combination of cash on hand and debt. We have obtained a firm commitment for the financing necessary to complete the transaction from Citigroup Global Markets, Inc., Credit Suisse and JP Morgan Securities, Inc. We obtained a commitment letter for a $990.0 million senior unsecured term loan, the proceeds of which will be used to pay the cash portion of the merger consideration (including cash payable upon the assumed conversion of $300.0 million of the Commonwealth convertible notes in connection with the merger), to cash out restricted shares, options and other equity awards of Commonwealth, to repay all outstanding indebtedness under Commonwealth's existing revolving credit facility (which was $35.0 million as of June 30, 2006) and to pay fees and expenses related to the merger. We expect to refinance this term loan, which matures within one year, with long-tem debt prior to the maturity thereof.

In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006. Our cash liability for taxes as a result of the cash distribution is expected to be approximately $2.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

Sale of Non-Strategic Investments
---------------------------------
During 2005, we executed a strategy of divesting non-core assets, which resulted in the following transactions:

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

During 2005, we sold 79,828 shares of Global Crossing Limited for $1.1 million in cash.

Capital Expenditures
--------------------
For the nine months ended September 30, 2006, our capital expenditures were $163.4 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $270.0 million - $280.0 million for 2006.

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

                       Cash Flow from Financing Activities
                       -----------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the nine months ended September 30, 2006, we retired an aggregate principal amount of $241.9 million of debt, including $14.4 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2006 (EPPICS) that were converted into our common stock.

In  October  2006,   our  Board  of  Directors   authorized  us  to  enter  into
debt-for-debt exchanges of up to $150.0 million of our debt securities maturing in 2008.

During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions. However a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006.

On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par.

On August 17, 2006, we retired at par the $29.1 million remaining balance of the 6.75% Senior Notes.

In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in investment and other income (loss). Through October 31, 2006, we have not made any purchases pursuant to this authorization.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2006 and the four quarters of 2005. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of September 30, 2006, EPPICS representing a total principal amount of $192.3 million have been converted into 15,492,000 shares of our common stock, and a total of $8.9 million remains outstanding to third parties. Our long-term debt footnote indicates $19.4 million of EPPICS outstanding at September 30, 2006, of which $10.5 million is debt of related parties for which the company has an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of September 30, 2006 and December 31, 2005 were $550.0 million and $500.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.02% as of September 30, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rate of 8.26% as of September 30, 2006 and 8.46% as of December 31, 2005). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three and nine months ended September 30, 2006, the interest expense resulting from these interest rate swaps totaled approximately $1.0 million and $2.7 million, respectively.

Credit Facilities
-----------------
As of September 30, 2006, we had available lines of credit with financial institutions in the aggregate amount of $249.1 million. Outstanding standby letters of credit issued under the facility were $0.9 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of September 30, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock pursuant to our stock-based compensation plans. For the periods ended September 30, 2006 and 2005, we received approximately $21.4 million and $46.7 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of September 30, 2006, we had repurchased 10,199,900 shares of our common stock at an aggregate cost of approximately $135.2 million.

On May 25, 2005, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock. This share repurchase program commenced on June 13, 2005. As of December 31, 2005, we completed the repurchase program and had repurchased a total of 18,775,156 shares of our common stock at an aggregate cost of $250.0 million.

Dividends
---------
Our ongoing annual dividends of $1.00 per share of common stock under our current policy utilize a significant portion of our cash generated by operations and therefore could limit our operating and financial flexibility. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Discontinued Operations
-----------------------
In February 2006, we entered into a definitive agreement to sell all of the outstanding membership interests in ELI, our CLEC business, to Integra Telecom Holdings, Inc. (Integra), for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction closed on July 31, 2006. We recognized a pre-tax gain on the sale of ELI of approximately $116.8 million. Our after-tax gain on the sale was $72.1 million. We expect to recognize additional amounts with respect to the sale of ELI as working capital adjustments to the sale price are finalized and any remaining assets are sold. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and the Current Report on Form 8-K filed on November 6, 2006.

New Accounting Pronouncements
-----------------------------

Accounting for Defined Benefit Pension and Other Postretirement Plans
---------------------------------------------------------------------
In October 2006,  the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which completes the first phase of a FASB project that will comprehensively reconsider accounting for pensions and other postretirement benefit plans and amends the following FASB Statements:

     *    SFAS No. 87, "Employers' Accounting for Pensions"

     * SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"

     * SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"

     * SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits"

SFAS No. 158 requires (1) recognition of the funded status of a benefit plan in the balance sheet, (2) recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost, (3) measurement of defined benefit plan assets and obligations as of the balance sheet date, and
(4) disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87 and SFAS No. 106 to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.

For public companies, the requirements to recognize the funded status of a plan and to comply with the disclosure provisions of SFAS No. 158 are effective as of the end of the fiscal year that ends after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position.

Consideration of Prior Years' Errors in Quantifying Current Year Misstatements
------------------------------------------------------------------------------
In September  2006,  the SEC issued  Staff  Accounting  Bulletin  (SAB) No. 108,
"Consideration of Prior Years' Errors in Quantifying Current Year Misstatements." SAB No. 108 provides guidance concerning the process to be applied in considering the impact of prior years' errors in quantifying misstatements in the current year. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the effect that implementation of the new standard will have on the Company's financial position and results of operations.

Accounting for Uncertainty in Income Taxes
------------------------------------------
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

How Taxes Collected from Customers and Remitted to Governmental Authorities
---------------------------------------------------------------------------
should be presented in the Income Statement
-------------------------------------------
In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (EITF No. 06-3), which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We will adopt the disclosure requirements of EITF No. 0206-3 commencing January 1, 2007.

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

The Company applied the provisions of EITF No. 04-5 and consolidated the Mohave Cellular Limited Partnership (Mohave) effective January 1, 2006. As permitted, we elected to apply EITF No. 04-5 retrospectively from the date of adoption. Revenues, depreciation and operating income for Mohave were $4.8 million, $0.5 million and $1.5 million, respectively, for the three months ended September 30, 2006 and $14.0 million, $1.5 million and $4.0 million, respectively, for the nine months ended September 30, 2006.

Revenues, depreciation and operating income for Mohave were $4.2 million, $0.5 million and $0.8 million, respectively, for the three months ended September 30, 2005 and $11.9 million, $1.5 million and $2.3 million, respectively, for the nine months ended September 30, 2005.

Stock-Based Compensation
------------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the Securities and Exchange Commission required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we have adopted SFAS No. 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense for the three months ended September 30, 2006 was $2.6 million ($1.6 million after tax or $0.01 per basic and diluted share of common stock). Stock-based compensation expense for the first nine months of 2006 was $8.0 million ($5.0 million after tax or $0.01 per basic and diluted share of common stock).

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

Consolidated revenue for the three months ended September 30, 2006 increased $6.0 million, or 1.2%, as compared with the prior year period.

Consolidated revenue for the nine months ended September 30, 2006 increased $21.3 million, or 1.4%, as compared with the prior year period.

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

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 85,700 access lines during the nine months ended September 30, 2006, but added approximately 51,300 high-speed internet subscribers during this same period. The loss of lines during the first nine months of 2006 was primarily among residential customers. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2006. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease in the last quarter of 2006.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                   For the three months ended September 30,      For the nine months ended September 30,
                                  -------------------------------------------  --------------------------------------------
                                    2006        2005     $ Change    % Change    2006        2005      $ Change    % Change
                                  ---------- ----------------------- --------  ------------ ------------------------ ------
Local services                    $ 203,036   $ 208,601    $ (5,565)     -3%   $  609,855   $  624,280   $ (14,425)     -2%
Access services                     154,838     145,417       9,421       6%      469,387      453,895      15,492       3%
Long distance services               38,927      43,003      (4,076)     -9%      116,779      129,090     (12,311)    -10%
Data and internet services           59,410      45,806      13,604      30%      164,256      126,807      37,449      30%
Directory services                   28,371      28,363           8       0%       85,715       84,867         848       1%
Other                                22,616      30,021      (7,405)    -25%       74,979       80,739      (5,760)     -7%
                                  ---------- -----------------------           ---------- ------------------------
                                  $ 507,198   $ 501,211    $  5,987       1%   $1,520,971   $1,499,678   $  21,293       1%
                                  ========== =======================           ========== ========================

Local Services
Local services revenue for the three months ended September 30, 2006 decreased $5.6 million, or 3%, as compared with the prior year period. Local revenue decreased $7.1 million primarily due to continued losses of access lines. Enhanced services revenue increased $1.5 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Local  services  revenue for the nine months ended  September 30, 2006 decreased
$14.4 million, or 2%, as compared with the prior year period. Local revenue decreased $19.1 million primarily due to continued losses of access lines. Enhanced services revenue increased $4.7 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Access Services
Access services revenue for the three months ended September 30, 2006 increased $9.4 million, or 6%, as compared with the prior year period. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue increased $12.5 million primarily due to a missed filing deadline in 2005 (as discussed below) and significantly higher recovery of costs. Special access revenue increased $2.8 million primarily due to growth in high-capacity circuits. Switched access revenue decreased $5.8 million, as compared with the prior year period, primarily due to a decline in minutes of use related to access line losses.

Access services revenue for the nine months ended September 30, 2006 increased $15.5 million, or 3%, as compared with the prior year period. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue increased $24.0 million due to a missed filing deadline in 2005 (as discussed below) and significantly higher recovery of costs. Special access revenue increased $7.9 million primarily due to growth in high-capacity circuits. Switched access revenue decreased $16.4 million, as compared with the prior year period, primarily due to a decline in minutes of use related to access line losses.

Increases in the number of Competitive Eligible Telecommunications Companies (including wireless companies) receiving federal subsidies, among other factors, may lead to further increases in the national average cost per loop (NACPL), thereby resulting in decreases in our federal subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC has an open proceeding to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability and cash flows.

During 2005, we filed one of our USF qualifying reports two business days late and obtained a waiver from the FCC that permitted acceptance of the late-filed report. As of September 30, 2005, we had not received the waiver from the FCC and therefore did not qualify for $10.0 million in USF funding during the third quarter of 2005. We recognized such amount as revenue in the fourth quarter of 2005.

Long Distance Services
Long distance services revenue for the three months ended September 30, 2006 decreased $4.1 million, or 9%, as compared with the prior period. Long distance services revenue for the nine months ended September 30, 2006 decreased $12.3 million, or 10%, as compared with the prior period. We have actively marketed packages of long distance minutes particularly with our bundled service offerings. The sale of packaged minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance minutes of use decreased slightly during the third quarter of 2006 compared to the third quarter of 2005. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2006.

Data and Internet Services
Data and internet services revenue for the three months ended September 30, 2006 increased $13.6 million, or 30%, as compared with the prior year period primarily due to growth in data and high-speed internet services. Data and internet services revenue for the nine months ended September 30, 2006 increased $37.4 million, or 30%, as compared with the prior year period primarily due to growth in data and high-speed internet services. The number of the Company's high-speed internet subscribers has increased by more than 72,000, or 25%, since September 30, 2005.

Other
Other revenue for the three months ended September 30, 2006 decreased $7.4 million, or 25%, as compared with the prior year period primarily due to a $4.7 million increase in bad debt expense and a $1.9 million decrease in customer premise equipment sales.

Other revenue for the nine months ended September 30, 2006 decreased $5.8 million, or 7%, as compared with the prior year period primarily due to $4.8 million increase in bad debt expense and decreases of $1.4 million in customer equipment sales and $1.2 million in billing and collection revenue. The decrease was partially offset by an increase of $2.1 million in cellular roaming revenue associated with the Mohave Cellular Limited Partnership, which is consolidated in accordance with EITF 04-5.

                                COST OF SERVICES

      ($ in thousands)             For the three months ended September 30,      For the nine months ended September 30,
                                  --------------------------------------------  --------------------------------------------
                                     2006        2005     $ Change    % Change     2006        2005      $ Change   % Change
                                  ---------- ----------- ----------- ---------  ----------- ----------- -----------  -------
      Network access               $ 42,791    $ 41,281    $ 1,510       4%     $ 121,411    $ 116,598     $ 4,813       4%

Cost of services for the three and nine months ended September 30, 2006 increased $1.5 million and $4.8 million, or 4%, respectively as compared with the prior year period due to increasing rates and usage. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to continue to increase. Access line losses have offset some of the increase.

                            OTHER OPERATING EXPENSES

($ in thousands)                   For the three months ended September 30,      For the nine months ended September 30,
                                  -------------------------------------------  --------------------------------------------
                                    2006        2005      $ Change   % Change    2006        2005      $ Change    % Change
                                  ---------- ----------- ------------ -------  ------------ --------- ------------- -------
Operating expenses                $ 142,804   $ 149,647    $ (6,843)     -5%   $ 416,877    $ 427,716   $ (10,839)     -3%
Taxes other than income taxes        21,582      22,540        (958)     -4%      68,351       72,303      (3,952)     -5%
Sales and marketing                  22,292      21,892         400       2%      68,251       63,880       4,371       7%
                                  ---------- ----------- ------------           ---------- ---------- -------------
                                  $ 186,678   $ 194,079    $ (7,401)     -4%   $ 553,479    $ 563,899   $ (10,420)     -2%
                                  ========== =========== ============           ========== ========== =============

Operating expenses for the three months ended September 30, 2006 decreased $6.8 million, or 5%, as compared with the prior year period primarily due to headcount reductions and associated decreases in salaries and benefits, which included a $3.0 million accrual for severance in 2005.

Operating expenses for the nine months ended September 30, 2006 decreased $10.8 million, or 3%, as compared with the prior year period primarily due to headcount reductions and associated decreases in salaries and benefits, which included a $3.0 million accrual for severance in 2005. Our expenses have increased marginally, as a result of absorbing the common operating costs of ELI.

We routinely review our operations, personnel and facilities to achieve greater efficiencies. We are in the process of consolidating our call center operations. As we work through the consolidation, including the opening of a new call center in Deland, FL in August 2006, we expect that our operating expenses will temporarily increase. As noted elsewhere, the introduction of new service offerings may also negatively impact our cost structure.

Included in operating expenses is stock compensation expense. Stock compensation expense was $2.6 million and $2.1 million for the three months ended September 30, 2006 and 2005, respectively, and $8.0 million and $6.4 million for the nine months ended September 30, 2006 and 2005, respectively. In 2006, we began expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R.

Included in operating expenses is pension and other postretirement benefit expenses. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement expenses will decrease from $19.0 million in 2005 to approximately $13.0 million to $16.0 million in 2006 and that no contribution will be required to be made by us to the pension plan in 2006. In future periods, if the value of our pension assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or postretirement expenses.

Taxes other than income taxes for the nine months ended September 30, 2006 decreased $4.0 million, or 5%, as compared with the prior year period primarily due to refunds received for prior periods.

Sales and marketing expenses for the nine months ended September 30, 2006 increased $4.4 million, or 7%, as compared with the prior year period primarily due to increased marketing and advertising spending in an increasingly competitive environment and the launch of new products. As our markets become more competitive and we launch new products, we expect that our marketing costs will continue to increase. We hope to shift spending from other expense categories to compensate for sales and marketing expense increases.

                      DEPRECIATION AND AMORTIZATION EXPENSE

      ($ in thousands)             For the three months ended September 30,      For the nine months ended September 30,
                                  --------------------------------------------  ---------------------------------------------
                                    2006        2005     $ Change     % Change    2006        2005      $ Change    % Change
                                  ---------- ----------- ------------ --------  ---------- ------------ ------------ --------
      Depreciation  expense        $ 85,414    $ 97,336   $ (11,922)    -12%    $ 263,779    $ 300,714   $ (36,935)    -12%
      Amortization expense           31,595      31,595           -       0%       94,785       94,785           -       0%
                                  ---------- ----------- ------------           ---------- ------------ ------------
                                   $117,009    $128,931   $ (11,922)     -9%    $ 358,564    $ 395,499   $ (36,935)     -9%
                                  ========== =========== ============           ========== ============ ============

Depreciation expense for the three and nine months ended September 30, 2006 decreased $11.9 million and $36.9 million, or 12%, respectively as compared with the prior year period due to a declining asset base and changes in the remaining useful lives of certain assets. Effective with the completion of an independent study of the estimated useful lives of our plant assets, we adopted new lives beginning October 1, 2005. The decrease is due to a declining asset base and the result of extending the useful lives of our copper facilities. The decrease is expected to be partially offset by the shortening of lives for our switching software assets all in accordance with the independent study.

 INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE

      ($ in thousands)             For the three months ended September 30,      For the nine months ended September 30,
                                  -------------------------------------------  --------------------------------------------
                                    2006        2005     $ Change    % Change    2006        2005      $ Change    % Change
                                  ---------- ----------- ----------- --------  ------------ ---------- ----------- --------
      Investment and
        other income (loss), net   $  4,362    $  6,019    $ (1,657)    -28%    $  68,373    $  10,560    $ 57,813     547%
      Interest expense             $ 82,186    $ 85,219    $ (3,033)     -4%    $ 252,920    $ 253,009    $    (89)      0%
      Income tax expense           $ 31,562    $ 22,514    $  9,048      40%    $ 112,903    $  65,055    $ 47,848      74%

Investment and other income, net for the three months ended September 30, 2006 decreased $1.7 million, or 28%, as compared with the prior year period primarily due to the gain on forward rate agreements in 2005.

Investment and other income, net for the nine months ended September 30, 2006 increased $57.8 million as compared with the prior year period primarily due to the net proceeds received as a result of the liquidation and dissolution of the RTB, partially offset by a $2.4 million loss we incurred on the exchange of debt during the first quarter of 2006.

Interest expense for the three months ended September 30, 2006 decreased $3.0 million, or 4%, as compared with the prior year period primarily due to a lower average debt balance offset by higher short term interest rates that we pay under our swap agreements ($550.0 million in principal amount is swapped to floating rate at September 30, 2006). Our composite average borrowing rate
(including  the  effect  of our swap  agreements)  for the  three  months  ended
September 30, 2006 as compared with the prior year period was 28 basis points higher, increasing from 7.90% to 8.18%.

Income taxes for the three and nine months ended  September  30, 2006  increased
$9.0 million, or 40%, and $47.8 million, or 74%, respectively, as compared with the prior year periods primarily due to changes in taxable income. The effective tax rate for the first nine months of 2006 was 37.3% as compared with 35.9% for the first nine months of 2005. We expect to utilize a substantial amount of tax net operating losses as a result of the sale of ELI and receipt of the RTB proceeds.

                             DISCONTINUED OPERATIONS

      ($ in thousands)             For the three months ended September 30,      For the nine months ended September 30,
                                  --------------------------------------------  -------------------------------------------
                                    2006        2005     $ Change    % Change    2006        2005      $ Change    % Change
                                  ---------- ----------- ----------- --------- ----------- ---------- ------------ --------
      Revenue                      $ 14,534    $ 39,770   $ (25,236)    -63%    $100,612    $ 121,384   $ (20,772)    -17%
      Operating income             $  3,951    $  5,465   $  (1,514)    -28%    $ 26,835    $  13,745   $  13,090      95%
      Income taxes                 $  3,267    $  2,267   $   1,000      44%    $ 11,756    $   5,282   $   6,474     123%
      Net income                   $  5,046    $  3,170   $   1,876      59%    $ 18,498    $   8,249   $  10,249     124%
      Gain on disc ops,  net
        of tax                     $ 72,079    $      -   $  72,079     100%    $ 72,079    $   1,167   $  70,912    6076%


In February 2006, we entered into a definitive agreement to sell ELI, our CLEC business, to Integra for $247.0 million, including $243.0 million in cash plus the assumption of approximately $4.0 million in capital lease obligations, subject to customary adjustments under the terms of the agreement. This transaction closed on July 31, 2006. We recognized a pre-tax gain on the sale of ELI of approximately $116.8 million. Our after-tax gain on the sale was $72.1 million. We expect the gain recognized to be adjusted in the future as we settle the final sale price and sell the remaining assets. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

On March 15, 2005, we completed the sale of CCUSA for $43.6 million in cash, subject to adjustments under the terms of the agreement. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold. Revenue, operating income, income taxes and net income of CCUSA were $4.6 million, $1.5 million, $0.5 million and $1.0 million, for the nine months ended September 30, 2005, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks, and we are not party to any market risk management agreements other than in the normal course of business or to hedge long-term interest rate risk. Our primary market risk exposures are interest rate risk and equity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long-term debt. The long term debt include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2006, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At September 30, 2006, the fair value of our long-term debt was estimated to be approximately $4.1 billion, based on our overall weighted average interest rate of 8.18% and our overall weighted maturity of 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2005.

The overall weighted average interest rate decreased approximately 4 basis points during the third quarter of 2006. A hypothetical increase of 82 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $193.7 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of September 30, 2006 is limited to our pension assets. We have no other equity investments of any material amount.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2006, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2006. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.    Legal Proceedings
           -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, except as set forth below:

As reported in our Annual Report on Form 10-K/A for the year ended December 31, 2005, the City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948 we acquired the stock of Bangor Gas Company and merged it into us. The City alleged the existence of extensive contamination of the Penobscot River.

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

Subsequent to the June 27 judgment, we began settlement discussions with the City and those discussions are ongoing, with participation from the State of Maine. The judge has stayed the next phase of the litigation until November 30, 2006 to allow those discussions to take place. The stay will remain in effect for the entire period provided that the discussions remain productive. If we are not able to settle this matter, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

Item 1A.   Risk Factors
           ------------

There have been no material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended September 30, 2006.

------------------------------------------------------------------------------------------------------
                                                                                        (d) Maximum
                                                                                         Approximate
                                                                                       Dollar Value of
                                                                  (c) Total Number of  Shares that May
                                         (a) Total                 Shares Purchased as     Yet Be
                                          Number of   (b) Average  Part of Publicly       Purchased
                                           Shares     Price Paid    Announced Plans    Under the Plans
Period                                    Purchased    per Share      or Programs        or Programs
-------------------------------------------------------------------------------------------------------

July  1, 2006 to July  30, 2006
Share Repurchase Program (1)                    -       $     -                  -     $ 164,800,000
Employee Transactions (2)                   2,414       $ 12.80          N/A                N/A

August  1, 2006 to August 31, 2006
Share Repurchase Program (1)                    -       $     -                  -     $ 164,800,000
Employee Transactions (2)                       -       $     -          N/A                N/A

September 1, 2006 to September 30, 2006
Share Repurchase Program (1)                    -       $     -                  -     $ 164,800,000
Employee Transactions (2)                     423       $ 13.67          N/A                N/A


Totals July 1, 2006 to September 30, 2006
Share Repurchase Program (1)                    -       $     -                  -     $ 164,800,000
Employee Transactions (2)                   2,837       $ 12.93          N/A                N/A


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






Date: November 9, 2006