Form 10-K
period 2006-12-31
CITIZENS COMMUNICATIONS CO
filed 2007-03-01
CIK 20520

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


                      FOR THE YEAR ENDED DECEMBER 31, 2006
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2006
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                06-0619596
 -------------------------------------     ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                     3 High Ridge Park
                    Stamford, Connecticut                    06905
            --------------------------------------        ----------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                                                Name of each exchange on which registered
---------------------------------------------------------------  -----------------------------------------
Common Stock, par value $.25 per share                                        New York Stock Exchange
Guarantee of Convertible Preferred Securities of Citizens Utilities Trust     New York Stock Exchange
Series A Participating Preferred Stock Purchase Rights                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                   Yes X No __

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

Large Accelerated Filer [X]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes    No X
                           ---   ---

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2006 was approximately $4,166,069,000 based on the closing price of $13.05 per share.

The number of shares outstanding of the registrant's Common Stock as of January 31, 2007 was 322,538,000.

                       DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2007 Annual Meeting of Stockholders to be held on May 18, 2007 are incorporated by reference into Part III of this Form 10-K.

                     CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                   TABLE OF CONTENTS
                                   -----------------
                                                                                        Page
PART I                                                                                  ----
------

Item 1.    Business                                                                        2

Item 1A.   Risk Factors                                                                    8

Item 1B.   Unresolved Staff Comments                                                      12

Item 2.    Properties                                                                     12

Item 3.    Legal Proceedings                                                              12

Item 4.    Submission of Matters to a Vote of Security Holders                            13

Executive Officers                                                                        14

PART II
-------

Item 5.    Market for Registrant's Common Equity,
               Related Stockholder Matters and Issuer Purchases of Equity Securities      16

Item 6.    Selected Financial Data                                                        19

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              20

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     37

Item 8.    Financial Statements and Supplementary Data                                    38

Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                   38

Item 9A.   Controls and Procedures                                                        38

Item 9B.   Other Information                                                              38

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant                             38

Item 11.   Executive Compensation                                                         39

Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                            39

Item 13.   Certain Relationships and Related Transactions                                 39

Item 14.   Principal Accountant Fees and Services                                         39

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules                                     39

Index to Consolidated Financial Statements                                               F-1

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                     PART I
                                     ------

Item 1.   Business
          --------

Citizens Communications Company (Citizens) and its subsidiaries will be referred to as the "Company," "we," "us" or "our" throughout this report. Citizens was incorporated in the State of Delaware in 1935 as Citizens Utilities Company.

We are a communications company providing services to rural areas and small and medium-sized towns and cities. We offer our services under the "Frontier" name. Revenue from our Frontier operations was $2.025 billion in 2006. Among the highlights for 2006:

     *    Proposed Acquisition
          On September 17, 2006, we entered into a definitive agreement to acquire Commonwealth Telephone Enterprises, Inc. (Commonwealth). Total consideration (cash and stock) to be paid is approximately $1.2 billion. We expect to close this transaction in the first half of 2007.

     *    Cash Generation
          We continued to grow free cash flow through further growth of broadband and value added services, productivity improvements, and a disciplined capital expenditure program that emphasizes return on investment. In 2006, we sold our competitive local exchange carrier
          (CLEC), Electric Lightwave, LLC, or ELI (including the sale of associated real estate), for approximately $255 million in cash. We also received approximately $65 million from the dissolution of the Rural Telephone Bank.

     *    Stockholder Value
          During 2006, we repurchased $135.2 million of our common stock and we continued to pay an annual dividend of $1.00 per common share.

     *    Growth
          During 2006, we added approximately 75,100 new high-speed internet customers and almost 88,200 customers began buying a bundle or package of our services. At December 31, 2006, we had approximately 393,200 high-speed data customers and almost 517,700 customers buying a bundle or package of services. During 2005, we also began offering a television product in partnership with Echostar's DISH Network, and at the end of 2006 we had approximately 62,900 customers.

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

Telecommunications Services

As of December 31, 2006, we operated as an incumbent local exchange carrier in 23 states.

Frontier is typically the dominant incumbent carrier in the markets we serve and provides the "last mile" of telecommunications services to residential and business customers in these markets.

The telecommunications industry is undergoing significant changes and difficulties and our financial results reflect the impact of this challenging environment. As discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we operate in an increasingly challenging environment and, accordingly, our Frontier revenues have been growing only slightly.

Our business, under the Frontier name, is primarily with residential customers and, to a lesser extent, non-residential customers. Our Frontier services include:

         *        access services,

         *        local services,

         *        long distance services,

         *        data and internet,

         *        directory services, and

         *        television services.

Access services. Switched access services allow other carriers the use of our facilities to originate and terminate their long distance voice and data traffic. These services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges are based on access rates filed with the Federal Communications Commission (FCC) for interstate services and with the respective state regulatory agency for intrastate services. In addition, subsidies received from state and federal universal service funds based on the high cost of providing telephone service to certain rural areas are a part of our access services revenue.

Revenue is recognized when services are provided to customers or when products are delivered to customers. Monthly recurring network access service revenue is billed in advance. The unearned portion of this revenue is initially deferred on our balance sheet and recognized in revenue over the period that the services are provided.

Local services. We provide basic telephone wireline services to residential and non-residential customers in our service areas. Our service areas are largely residential and are generally less densely populated than the primary service areas of the largest incumbent local exchange carriers. We also provide enhanced services to our customers by offering a number of calling features including call forwarding, conference calling, caller identification, voicemail and call waiting. All of these local services are billed monthly in advance. The unearned portion of this revenue is initially deferred on our balance sheet and recognized in revenue over the period that the services are provided. We also offer packages of communications services. These packages permit customers to bundle their basic telephone line with their choice of enhanced, long distance, television and internet services for a monthly fee and/or usage fee depending on the plan.

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

Long distance services. We offer long distance services in our territories to our customers. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Long distance network service to and from points outside of our operating territories is provided by interconnection with the facilities of interexchange carriers, or IXCs. Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute of use basis, in which case it is billed in arrears.

Data and internet services. We offer data services including internet access (via dial up or high-speed internet access), frame relay, ethernet and asynchronous transfer mode (ATM) switching services. We offer other data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis. Data and internet services are typically billed monthly in advance.

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

Television  services.   We  offer  a  television  product  in  partnership  with
Echostar's DISH Network (DISH). We provide access to all-digital television channels featuring movies, sports, news, music, and high-definition TV programming. We offer packages that include 100, 200 or 250 channels, high-definition channels, family channels and ethnic channels. We are in an "agency" relationship with DISH. We bill the customer for the monthly services and remit those billings to DISH without recognizing any revenue. We in-turn receive from DISH and recognize as revenue activation fees and a nominal billing and collection fee.

Wireless services. During 2006, we began offering wireless data services in certain markets. Our wireless data services utilize technologies that are relatively new, and we depend to some degree on the representations of equipment vendors, lab testing and the experiences of others who have been successful at deploying these new technologies. During 2007, we expect to begin offering differentiated wireless voice and data packages in certain markets. Our success in offering wireless voice services will, to a great extent, be determined by the relationships we are developing with both wireless carriers and switching equipment vendors, and is also dependent on their capabilities.

In the fourth quarter of 2006, the Company revised its reporting of certain operating metrics to be consistent with those used by management to run the business. The data reported below is consistent with that used by management internally on a daily basis.

The following table sets forth certain information with respect to our revenue generating units (RGUs), which consists of access lines plus high-speed internet subscribers, as of December 31, 2006 and 2005.

                                      Frontier RGUs at December 31,
                                      -----------------------------
        State                           2006                2005
        -----                         --------            ---------

        New York............           952,500            1,001,500
        Minnesota...........           296,900              296,400
        Arizona.............           198,700              196,000
        California..........           190,200              188,400
        West Virginia.......           178,100              171,000
        Illinois............           129,100              130,800
        Tennessee...........           111,000              110,300
        Wisconsin...........            77,600               77,100
        Iowa................            57,600               59,200
        Nebraska............            54,100               55,700
        All other states (13)...       274,000              269,200
                                     ---------            ---------
           Total                     2,519,800            2,555,600
                                     =========            =========


Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and because some customers disconnect second lines when they add high-speed internet or cable modem service. We lost approximately 111,000 access lines during the year ended December 31, 2006, but added over 75,100 high-speed internet subscribers during this same period. We lost 98,800 residential customer lines and 12,200 non-residential customer lines in 2006. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2007. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our profitability and cash flows to decrease during 2007.

Regulatory Environment

General
-------

The majority of our operations are regulated by various state regulatory agencies, often called public service or utility commissions, and the FCC.

Our revenue is subject to regulation by the FCC and various state regulatory agencies. We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

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

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures. In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. In some states, we have been required to refund customers as a result of exceeding earnings limitations. In a small number of states (California, Alabama, Iowa, Indiana, Michigan, Nebraska), we have been successful in reducing or eliminating price regulation on services under state commission jurisdiction. We continue to advocate our position of less regulation with various regulatory agencies.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as "price caps" for most of our operations. In May 2000, the FCC adopted a methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, reduced prices for interstate-switched access services and phased out many of the implicit subsidies in interstate access rates. The CALLS program expired in 2005. The FCC may address future changes in interstate access charges during 2007 and such changes may adversely affect our revenues and profitability.

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

Recent and Potential Regulatory Developments
--------------------------------------------

Wireline and wireless carriers are required to provide local number  portability
(LNP). LNP is the ability of customers to switch from a wireline or wireless carrier to another wireline or wireless carrier without changing telephone numbers. We are 100% LNP capable in our largest markets and over 99% of our exchanges are LNP capable. We will upgrade the remaining exchanges in response to bona fide requests as required by FCC regulations.

In 1994, Congress passed the Communications Assistance for Law Enforcement Act (CALEA) to ensure that telecommunication networks can meet law enforcement wiretapping needs. Our company was fully compliant, for all TDM voice services, by June 2006. In June 2006, the FCC issued an order addressing the assistance capabilities required, pursuant to section 103 of the CALEA law, for facilities-based broadband Internet access providers and providers of interconnected VOIP. Frontier expects to be fully compliant in 2007 as required by the order.

The FCC and Congress may address issues involving inter-carrier compensation, the universal service fund and internet telephony in 2007. The FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) addressing inter-carrier compensation on February 10, 2005. Some of the proposals being discussed with respect to inter-carrier compensation, such as "bill and keep" (under which switched access charges would be reduced or eliminated), could reduce our access revenues and our profitability. The FCC requested additional comments on intercarrier compensation proposals in late 2006. The universal service fund is under pressure as local exchange companies lose access lines and more entities, such as wireless companies, seek to receive monies from the fund. The rules surrounding the eligibility of Competitive Eligible Telecommunication Carriers, such as wireless companies, to receive universal service funds are expected to be clarified by the Federal-State Joint Board on Universal Service and the clarification of the rules may heighten the pressures on the fund. In addition the Joint Board requested comments, on August 8, 2006, on the merits of using reverse auctions to determine the distribution of high-cost Universal Service support. Changes in the funding or payout rules of the universal service fund could further reduce our subsidy revenues and our profitability. As discussed in MD&A, our access and subsidy revenues are important to our cash flows and our access revenues declined in 2006 compared to 2005. Our access and subsidy revenues are both likely to decline in 2007.

The development and growth of internet telephony (also known as VOIP) by cable and other companies have increased the importance of regulators at both the federal and state levels addressing whether such services are subject to the same or different regulatory and financial models as traditional telephony. The FCC has concluded that certain VOIP services are jurisdictionally interstate in nature and are thereby exempt from state telecommunications regulations. The FCC has not addressed other related issues, such as: whether or under what terms VOIP traffic may be subject to intercarrier compensation; and whether VOIP services are subject to general state requirements relating to taxation and general commercial business requirements. The FCC has stated its intent to address these open questions in subsequent orders in its ongoing "IP-Enabled Services Proceeding," which opened in February 2004. Internet telephony may have an advantage over our traditional services if it remains less regulated. We are actively participating in the FCC's consideration of all these issues. On June 3, 2005, the FCC issued an order requiring VOIP services interconnected to the public switched telephone network to include E-911 calling capabilities by November 28, 2005. Subsequently, the FCC issued a number of public notices detailing the steps that could be considered sufficient interim compliance. The FCC stated in a public notice that providers not in full compliance would not be required to disconnect existing subscribers but would be expected not to connect new subscribers in areas where they are not transmitting 911 calls in full compliance with the rules. On September 23, 2005, the FCC issued an order stating that both interconnected VOIP services and broadband internet access services will be required to comply with CALEA by May 12, 2007. On June 27, 2006, the FCC issued an order stating that revenues from certain VOIP services are subject to contributing to the universal service fund. Both the VOIP E-911 order and the CALEA order have been fully litigated in the FCC's reconsideration petition and appealed before federal courts; the result is that VOIP will be required to comply with both of these regulatory mandates.

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

Competition

Competition in the telecommunications industry is intense and increasing. We experience competition from many communications service providers including cable operators, wireless carriers, VOIP providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2007 across all products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes of use in 2006 as a result of competition. Competition in our markets may result in reduced revenues in 2007.

We are responding to this competitive environment with new product offers and by bundling products and services together with an end user contract term commitment. Revenues from data services and packages continue to increase as a percentage of our total revenues. There will continue to be price and margin pressures in our business that may result in less revenues and profitability.

The telecommunications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices, and consumers are changing behavior, such as using wireless in place of wireline services and using e-mail instead of making calls. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers.

Divestiture of Public Utilities Services

In the past we provided public utilities services including natural gas transmission and distribution, electric transmission and distribution, water distribution and wastewater treatment services to primarily rural and suburban customers throughout the United States. In 1999, we announced a plan of divestiture for our public utilities services properties. Since then, we have divested all of our public utility operations for an aggregate of $1.9 billion. Our last public utility operation (Vermont Electric) was sold in April of 2004.

We have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners
(VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions which state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN No. 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings that are equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2008 and remained in default for the duration of the contract (another 7 years), we estimate that our undiscounted purchase obligation for 2008 through 2015 would be approximately $1.1 billion. In such a scenario we would then own the power and could seek to recover our costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

Divestiture of Electric Lightwave LLC

In 2006, we sold our CLEC business, Electric Lightwave LLC (ELI) for $255.3 million (including the sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

Segment Information

With the 2006 sale of our CLEC (ELI), we currently operate in only one reportable segment.

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

Employees

As of December 31, 2006, we had 5,446 employees. 2,996 of our employees are affiliated with a union. The number of union employees covered by agreements set to expire during 2007 is 1,526. We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. Material filed by us can also be inspected at the offices of the New York Stock Exchange, Inc. (NYSE), 20 Broad Street, New York, NY 10005, on which our common stock is listed. On June 26, 2006, our Chief Executive Officer submitted the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and
Ethics, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905 Attention: Corporate Secretary. Our website address is www.czn.net.

Item 1A.  Risk Factors
          ------------

Before you make an investment decision with respect to our securities, you should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to "forward-looking statements" as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.

Risks Related to Competition and Our Industry
---------------------------------------------

         We face intense competition, which could adversely affect us.

         The telecommunications industry is extremely competitive and competition is increasing. The traditional dividing lines between long distance, local, wireless, cable and internet services are becoming increasingly blurred. Through mergers and various service expansion strategies, services providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs and other providers (or potential providers) of services, such as internet service providers, or ISPs, wireless companies, neighboring incumbents, VOIP providers such as Vonage and cable companies that may provide services competitive with ours or services that we intend to introduce. Competition is intense and increasing and we cannot assure you that we will be able to compete effectively. For example, at December 31, 2006 we had 111,000 fewer access lines than we had at December 31, 2005 and we believe wireless and cable telephony providers have increased their market share in our markets. We expect to continue to lose access lines and that competition with respect to all our products and services will increase.

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

         We must produce adequate cash flow that, when combined with funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes and maintain our current dividend policy. We expect that our cash taxes will increase substantially in 2007 as we begin to have lower amounts of tax operating losses. We have implemented several growth initiatives, including increasing our marketing promotion/expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand such as wireline and wireless high-speed internet. There is no assurance that these initiatives will result in an improvement in our financial position or our results of operations.

         We may complete a significant business combination or other transaction that could increase our shares outstanding, affect our debt, result in a change in control, or all of the above.

         From time to time we evaluate potential acquisitions and other arrangements, such as the Commonwealth acquisition, that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. If we complete any acquisition or other arrangement, we may require additional financing that could result in an increase in our shares outstanding and/or debt, result in a change in control, or all of the above. There can be no assurance that we will enter into any transaction.

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

        * the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, capital expenditures and dividends that could improve our competitive position or results of operations;

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

         Replacing or upgrading our infrastructure will result in significant capital expenditures. If this capital is not available when needed, our business will be adversely affected. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. In addition, our ongoing annual dividend of $1.00 per share under our current policy utilizes a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividend will allow for adequate amounts of cash flow for capital spending and other purposes, any material reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated in excess of dividends. Losses of access lines, the effects of increased competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and may require us to increase capital expenditures. In addition, we expect our cash paid for taxes to increase significantly over the next several years.

Risks Related to Regulation
---------------------------

         The access charge revenues we receive may be reduced at any time.

         A significant portion of our revenues ($263.0 million or 13% in 2006) is derived from access charges paid by IXCs for services we provide in originating and terminating intrastate and interstate traffic. The amount of access charge revenues we receive for these services is regulated by the FCC and state regulatory agencies. Recent rulings regarding access charges have lowered the amount of revenue we receive from this source. The FCC has an open proceeding to address reform to access charges and other intercarrier compensation. A material reduction in the access revenues we receive would adversely affect our financial results.

         We are reliant on support funds provided under federal and state laws.

         We receive a portion of our revenue ($165.0 million or 8% in 2006) from federal and state subsidies, including the federal high cost fund, federal local switching support fund, federal USF surcharge and various state funds. FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenue.

         The federal high cost fund is our largest source of subsidy revenue (approximately $59.0 million in 2006). We currently expect that as a result of both an increase in the national average cost per loop and a decrease in our cost structure, there is likely to be a decrease in the subsidy revenue earned in 2007 through the federal high cost support fund and such decrease may be significant in relation to the total amount of our subsidy revenue.

         In addition, approximately $37.1 million or 2% of our revenue represents a surcharge to customers (local, long distance and IXC) which is remitted to the FCC and recorded as an expense in "other operating expenses". The FCC revised the calculation for this surcharge by eliminating high speed internet connections from the calculation effective August 15, 2006. As a result, we expect this surcharge revenue (and its associated expense) to decrease in 2007 and such decrease may be significant in relation to the total amount of our subsidy revenue.

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

         Customers are now permitted to retain their wireline number when switching to another service provider. This is likely to increase the number of our customers who decide to disconnect their service from us. Other pending rulemakings, including those relating to intercarrier compensation, universal service and VOIP regulations, could have a substantial adverse impact on our operations.

Risks Related to the Acquisition of Commonwealth
------------------------------------------------

         There is no assurance that the acquisition of Commonwealth will occur.

         While we have received the requisite Hart-Scott Rodino and FCC approvals, the acquisition of Commonwealth is still subject to a number of conditions, including the approval of the Pennsylvania Public Utilities Commission, or Pennsylvania PUC.

        The integration of Commonwealth following the acquisition may present significant challenges.

         We may face significant challenges in combining Commonwealth's operations into our operations in a timely and efficient manner and in retaining key Commonwealth personnel. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the acquisition. In addition, we and Commonwealth expect to incur costs associated with transaction fees and other costs related to the acquisition. We will also incur integration and restructuring costs following the completion of the acquisition as we integrate the businesses of Commonwealth with those of ours. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved.

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

Item 1B.  Unresolved Staff Comments
          -------------------------
None.

Item 2.   Properties
          ----------

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut 06905.

An operations support office is currently located in leased premises at 180 South Clinton Avenue, Rochester, New York 14646. In addition, we lease and own space in our operating markets throughout the United States.

Our telephone properties include: connecting lines between customers' premises and the central offices; central office switching equipment; fiber-optic and microwave radio facilities; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

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

On June 27, 2006, the court issued Findings of Fact and Conclusions of Law in the first phase of the case. The court found contamination in only a small section of the River and determined that Citizens and the City should share cleanup costs 60% and 40%, respectively. The precise nature of the remedy in this case remains to be determined by subsequent proceedings. However, based upon the Court's ruling, we believed that we would be responsible for only a portion of the cost to clean up and the final resolution of this matter would not be material to the operating results nor the financial condition of the Company.

Subsequent to the June 27, 2006 judgment, we began settlement discussions with the City, with participation from the State of Maine. In January 2007, we reached an agreement in principle to settle the matter for a payment by us of $7,625,000. The Bangor City Council has approved the settlement terms, and a settlement agreement has been executed by the City and Citizens. Completion of settlement remains contingent upon entry of a Consent Decree with the State that is reasonably acceptable to us. We are in negotiations with the State over the terms of the Consent Decree. If the settlement of this matter does not become effective, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None in fourth quarter 2006.

Executive Officers of the Registrant

Our Executive Officers as of February 1, 2007 were:

          Name                Age             Current Position and Officer
          ----                ---             ----------------------------
Mary Agnes Wilderotter         52      Chairman of the Board and Chief Executive Officer
Donald R. Shassian             51      Chief Financial Officer
John H. Casey, III             50      Executive Vice President
Hilary E. Glassman             44      Senior Vice President, General Counsel and Secretary
Peter B. Hayes                 49      Executive Vice President Sales, Marketing and Business Development
Robert J. Larson               47      Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy             42      Executive Vice President and Chief Operating Officer
Cecilia K. McKenney            44      Senior Vice President, Human Resources

There is no family relationship between directors or executive officers. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

MARY AGNES WILDEROTTER has been with Citizens since November 2004. She was elected Chairman of the Board and Chief Executive Officer in December 2005. Previously, Mrs. Wilderotter was President and Chief Executive Officer from November 2004 to December 2005. Prior to joining Citizens, she was Senior Vice President - Worldwide Public Sector in 2004, Microsoft Corp. and Senior Vice President - Worldwide Business Strategy, Microsoft Corp., 2002 to 2004. Before that she was President and Chief Executive Officer, Wink Communications, 1997 to 2002.

DONALD R. SHASSIAN has been with Citizens since April 2006. Prior to joining Citizens, Mr. Shassian had been an independent consultant since 2001 primarily providing M&A advisory services to several organizations in the communications industry. In his role as independent consultant, Mr. Shassian also served as Interim Chief Financial Officer of the Northeast region of Health Net, Inc. for a short period of time, and assisted in the evaluation of acquisition, disposition and capital raising opportunities for several companies in the communications industry including ATT, Consolidated Communications and smaller companies in the rural local exchange business. Mr. Shassian is a certified public accountant, and served for 5 years as the Senior Vice President and Chief Financial Officer of Southern New England Telecommunications Corporation and for more than 16 years at Arthur Andersen.

JOHN H. CASEY, III has been with Citizens since November 1999. He is currently Executive Vice President. Previously, he was Executive Vice President and
President and Chief Operating Officer of our ILEC Sector from July 2002 to December 2004. He was Vice President of Citizens, President and Chief Operating Officer, ILEC Sector from January 2002 to July 2002, Vice President and Chief Operating Officer, ILEC Sector from February 2000 to January 2002, and Vice President, ILEC Sector from December 1999 to February 2000.

HILARY E. GLASSMAN has been with Citizens since July 2005. Prior to joining Citizens, from February 2003, she was associated with Sandler O'Neill & Partners, L.P., an investment bank with a specialized financial institutions practice, first as Managing Director, Associate General Counsel and then as Managing Director, Deputy General Counsel. From February 2000 through February 2003, Ms. Glassman was Vice President and General Counsel of Newview Technologies, Inc. (formerly e-Steel Corporation), a privately-held software company.

PETER B. HAYES has been with Citizens since February 2005. He is currently Executive Vice President, Sales, Marketing and Business Development. Previously, he was Senior Vice President, Sales, Marketing and Business Development from February 2005 to December 2005. Prior to joining Citizens, he was associated with Microsoft Corp. and served as Vice President, Public Sector, Europe, Middle East, Africa from 2003 to 2005 and Vice President and General Manager, Microsoft U.S. Government from 1997 to 2003.

ROBERT J. LARSON has been with Citizens since July 2000. He was elected Senior Vice President and Chief Accounting Officer of Citizens in December 2002. Previously, he was Vice President and Chief Accounting Officer from July 2000 to December 2002. Prior to joining Citizens, he was Vice President and Controller of Century Communications Corp.

DANIEL J. McCARTHY has been with Citizens since December 1990. He is currently Executive Vice President and Chief Operating Officer. Previously, he was Senior Vice President, Field Operations from December 2004 to December 2005. He was Senior Vice President Broadband Operations from January 2004 to December 2004, President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004, President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001 and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

CECILIA K. McKENNEY has been with Citizens since February 2006. Prior to joining Citizens, she was the Group Vice President, of Headquarters of Human Resources of The Pepsi Bottling Group (PBG) from 2004 to 2005. Previously at PBG, Ms. McKenney was the Vice President, Headquarters Human Resources from 2000 to 2004.

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

                                        2006                  2005
                               -------------------    -------------------
                                 High       Low         High       Low
                               -------     -------    -------     -------
        First Quarter           $13.72     $11.97      $14.05     $12.25
        Second Quarter          $13.76     $12.25      $13.74     $12.16
        Third Quarter           $14.31     $12.38      $13.98     $13.05
        Fourth Quarter          $14.95     $13.68      $13.57     $12.08

As of January 31, 2007, the approximate number of security holders of record of our common stock was 25,053. This information was obtained from our transfer agent, Illinois Stock Transfer Company.

                                    DIVIDENDS
The amount and timing of  dividends  payable on our common  stock are within the sole discretion of our Board of Directors. In 2004, we paid a special, non-recurring dividend of $2.00 per share of common stock, and instituted a regular annual dividend of $1.00 per share of common stock to be paid quarterly. Cash dividends paid to shareholders were approximately $323.7 million, $338.4 million and $832.8 million in 2006, 2005 and 2004, respectively. There are no material restrictions on our ability to pay dividends. The table below sets forth dividends paid during the periods indicated.

                                2006             2005            2004
                             -----------     -----------     -----------
        First Quarter          $ 0.25           $  0.25        $     -
        Second Quarter         $ 0.25           $  0.25        $     -
        Third Quarter          $ 0.25           $  0.25        $  2.25
        Fourth Quarter         $ 0.25           $  0.25        $  0.25

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

     The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunications Services Index for the five-year period commencing December 31, 2001. The graph assumes $100 was invested in our common stock as of December 31, 2001. It also assumes reinvestment of dividends, if applicable.







                                       Cumulative Total Return
-----------------------------------------------------------------------------------------------------
                                      12/01     12/02       12/03       12/04       12/05       12/06
-----------------------------------------------------------------------------------------------------

Citizens Communications Company     $100.00    $98.97     $116.51     $155.79     $149.07     $188.67
S & P 500                            100.00     77.90      100.24      111.15      116.61      135.03
S & P Telecommunication Services     100.00     65.89       70.56       84.57       79.81      109.18



          RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
                             REGISTERED SECURITIES

None.

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------
                                                                                        (d) Maximum
                                                                                          Approximate
                                                                     (c) Total Number   Dollar Value of
                                                                         of Shares        Shares that
                                           (a) Total                   Purchased as Part   May Yet Be
                                           Number of     (b)Average      of Publicly       Purchased
                                             Shares    Price Paid per  Announced Plans   Under the Plans
Period                                     Purchased       Share         or Programs      or Programs
------------------------------------------------------------------------------------------------------

October 1, 2006 to October 31, 2006
Share Repurchase Program (1)                      -      $     -                 -               $ -
Employee Transactions (2)                       722      $ 14.36          N/A                N/A

November 1, 2006 to November 30, 2006
Share Repurchase Program (1)                      -      $     -                 -               $ -
Employee Transactions (2)                    12,435      $ 14.66          N/A                N/A

December 1, 2006 to December 31, 2006
Share Repurchase Program (1)                      -      $     -                 -               $ -
Employee Transactions (2)                         -      $     -          N/A                N/A

Totals October 1, 2006 to December 31, 2006
Share Repurchase Program (1)                      -      $     -                 -               $ -
Employee Transactions (2)                    13,157      $ 14.64          N/A                N/A


(1) In February 2006, our Board of Directors authorized the Company to repurchase up to $300.0 million of the Company's common stock, in public or private transactions, over the following twelve month period. This share repurchase program commenced on March 6, 2006. No shares were repurchased during the fourth quarter of 2006.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.


Item 6.  Selected Financial Data
         -----------------------


($ in thousands, except per share amounts)                             Year Ended December 31,
------------------------------------------        --------------------------------------------------------------
                                                     2006         2005        2004         2003         2002
                                                  ------------ ----------- ------------ ------------ -----------
Revenue (4)                                        $2,025,367   $2,017,041   $2,022,378   $2,268,561  $2,482,440
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle(1)                                     $  254,008   $  187,942   $   57,064   $   71,879  $ (313,257)
Net income (loss)                                  $  344,555   $  202,375   $   72,150   $  187,852  $ (682,897)
Basic income (loss) per share of common stock
  from continuing operations before cumulative
  effect of change in accounting principle (1)     $     0.79   $     0.56   $     0.19   $     0.26  $    (1.12)
Earnings (loss) available for common shareholders
  per basic share                                  $     1.07   $     0.60   $     0.24   $     0.67  $    (2.43)
Earnings (loss) available for common shareholders
   per diluted share                               $     1.06   $     0.60   $     0.23   $     0.64  $    (2.43)
Cash dividends declared (and paid) per common
   share                                           $     1.00   $     1.00   $     2.50   $        -  $        -

                                                                          As of December 31,
                                                  --------------------------------------------------------------
                                                     2006         2005        2004         2003         2002
                                                  ------------ ----------- ------------ ------------ -----------
Total assets                                      $6,791,205   $6,427,567   $6,679,899   $7,457,939  $8,153,078
Long-term debt                                    $4,460,755   $3,995,130   $4,262,658   $4,179,590  $4,816,163
Equity units (2)                                  $        -   $        -   $        -   $  460,000  $  460,000
Company Obligated Mandatorily Redeemable
  Convertible Preferred Securities (3)            $        -   $        -   $        -   $  201,250  $  201,250
Shareholders' equity                              $1,058,032   $1,041,809   $1,362,240   $1,415,183  $1,172,139

(1) The cumulative effect of change in accounting principles represents the $65.8 million after tax non-cash gain resulting from the adoption of Statement of Financial Accounting Standards No. 143 in 2003.
(2) On August 17, 2004, we issued common stock to equity unit holders in settlement of the equity purchase contract.
(3) The consolidation of this item changed effective January 1, 2004 as a result of the adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."
(4) Operating results include activities from our Vermont Electric segment for three months of 2004 and the years ended 2003 and 2002.

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

     * Our ability to refinance the bridge loan that will be used to finance any remaining cash portion of the merger consideration with long-term debt;

     * Changes in the number of our revenue generating units, which consists of access lines plus high-speed internet subscribers;

     *    The effects of  competition  from wireless,  other  wireline  carriers
          (through VOIP or otherwise), high-speed cable modems and cable telephony;

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

     * The effects of bankruptcies in the telecommunications industry, which could result in potential bad debts;

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

     * Our ability to successfully renegotiate expiring union contracts covering approximately 1,526 employees that are scheduled to expire during 2007;

     * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in 2007) and our liquidity;

     *    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with worker health and safety matters;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes; and

     * The effects of more general factors, including changes in economic, business and industry conditions.

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On July 31, 2006 we sold our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We are accounting for ELI as a discontinued operation in our consolidated statements of operations. In September 2006, we entered into a definitive agreement to acquire Commonwealth. This acquisition, if successfully completed, will expand our presence in Pennsylvania and strengthen our position as a market-leading full-service communications provider to rural markets. The acquisition is subject to approval by the Pennsylvania PUC. All other regulatory approvals have been received.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2007 across all of our products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2006 as a result of competition. Competition in our markets may result in reduced revenues in 2007.

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

 (a) Liquidity and Capital Resources
     -------------------------------

                       Cash Flow from Operating Activities
                       -----------------------------------

As of December 31, 2006, we had cash and cash equivalents aggregating $1.04 billion. Our primary source of funds continued to be cash generated from operations. Our cash balance increased significantly in December 2006 when we borrowed $550.0 million. For the year ended December 31, 2006, we used cash flow from continuing operations, proceeds from the Rural Telephone Bank (RTB), proceeds from the sale of ELI and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2007, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $39.3 million and $497.7 million of debt maturing in 2007 and 2008, respectively.

A number of factors, including but not limited to, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations and may require us to increase capital expenditures. Our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that in 2007 our cash taxes will increase substantially.

                       Cash Flow from Investing Activities
                       -----------------------------------

Commonwealth Acquisition
------------------------
On September 17, 2006, we entered into a definitive agreement to acquire Commonwealth for $41.72 per share, in a cash-and-stock taxable transaction, for a total consideration of $1.16 billion, based on the closing price of Citizens' common stock on September 15, 2006. Each Commonwealth share will receive $31.31 in cash and 0.768 shares of Citizens' common stock.

The acquisition has been approved by the Boards of Directors of both Citizens and Commonwealth and by Commonwealth's shareholders. The transaction has received the requisite Hart-Scott Rodino and FCC approvals, but is still subject to Pennsylvania PUC regulatory approval. We expect the transaction to be consummated in the first half of 2007.

We intend to finance the cash portion of the transaction with a combination of cash on hand and debt. We obtained a commitment letter for a $990.0 million senior unsecured term loan, the proceeds of which may be used to pay the cash portion of the acquisition consideration (including cash payable upon the assumed conversion of $300.0 million of the Commonwealth convertible notes in connection with the acquisition), to cash out restricted shares, options and other equity awards of Commonwealth, to repay all of Commonwealth's outstanding indebtedness (which was $35.0 million as of December 31, 2006) and to pay fees and expenses related to the acquisition. We expect to refinance this term loan, which matures within one year, with long-tem debt prior to the maturity thereof. On December 22, 2006 this commitment was reduced by $400.0 million as the result of our issuance of 7.875% senior notes due 2027 in the amount of $400.0 million (see "Cash Flow from Financing Activities - Issuance of Debt Securities" below). In December 2006, we also borrowed $150.0 million from CoBank under a 6-year unsecured term loan. These proceeds can be used to repurchase existing indebtedness or to essentially reduce the amount of additional borrowings needed in connection with the Commonwealth transaction. We expect the need to borrow $200.0 million - $300.0 million under the remaining commitment to close the Commonwealth transaction, pay all closing transaction costs and implementation costs.

Rural Telephone Bank Proceeds
-----------------------------
In August 2005, the Board of Directors of the RTB voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006. Our cash liability for taxes as a result of the cash distribution is expected to be approximately $2.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

Sale of Non-Core Operations and Investments
-------------------------------------------
During 2006, we sold ELI, our CLEC business (including its associated real estate), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations.

During 2005, we executed a strategy of divesting non-core assets, which resulted in the following transactions:

On February 1, 2005, we sold 20,672 shares of Prudential Financial, Inc. for approximately $1.1 million in cash.

On March 15, 2005, we completed the sale of Conference Call USA, LLC for $43.6 million.

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

Capital Expenditures
--------------------
For the year ended December 31, 2006, our capital expenditures were $268.8 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $270.0 million - $280.0 million for 2007.

Increasing competition and improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. Our capital expenditures planned for new services such as wireless and VOIP in 2007 are not material. However, based on the success of our planned roll-out of these products that began in late 2006, our capital expenditures for these products may increase in the future.

                       Cash Flow from Financing Activities
                       -----------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the year ended December 31, 2006, we retired an aggregate principal amount of $251.0 million of debt, including $15.9 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) that were converted into our common stock.

During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. During the fourth quarter of 2006, we entered into four debt-for-debt exchanges and exchanged $157.3 million of our 7.625% notes due 2008 for $149.9 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions. However, with respect to the first quarter debt exchanges, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006.

On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par.

On August 17, 2006, we retired at par the $29.1 million remaining balance of the 6.75% Senior Notes.

In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt over the following twelve-month period. Through December 31, 2006, we had not made any purchases pursuant to this authorization.

For the year ended December 31, 2005, we retired an aggregate principal amount of $36.4 million of debt, including $30.0 million of EPPICS that were converted into our common stock. During the second quarter of 2005, we entered into two debt-for-debt exchanges of our debt securities. As a result, $50.0 million of our 7.625% notes due 2008 were exchanged for approximately $52.2 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions, however a non-cash pre-tax loss of approximately $3.2 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income
(loss), net.

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

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On December 22, 2006, we issued in a private placement, $400.0 million principal amount of 7.875% Senior Notes due January 15, 2027. Proceeds from the sale are expected to be used to partially finance our acquisition of Commonwealth or if the acquisition is not completed, to purchase, redeem or otherwise retire a portion of our outstanding debt. We have agreed to file with the SEC a registration statement for the purpose of exchanging these notes for registered notes.

In December 2006, we borrowed $150.0 million under a senior unsecured term loan agreement. The loan matures in 2012 and bears interest based on an average prime rate or London Interbank Offered Rate or LIBOR, at our election plus a margin which varies depending on our debt leverage ratio. We intend to use the proceeds to repurchase a portion of our outstanding debt or to partially finance our acquisition of Commonwealth.

EPPICS
------
In 1996, our consolidated wholly owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). These securities have an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements relating to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in 2006, 2005 and 2004. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of December 31, 2006, EPPICS representing a total principal amount of $193.9 million have been converted into 15.6 million shares of our common stock, and a total of $7.4 million remains outstanding to third parties. Our long-term debt footnote indicates $17.9 million of EPPICS outstanding at December 31, 2006, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest rate swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2006 and December 31, 2005 were $550.0 million and $500.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.02% as of December 31, 2006 and approximately 8.60% as of December 31, 2005) and receive fixed rates of interest (average receive rate of 8.26% as of December 31, 2006 and 8.46% as of December 31, 2005). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the year ended December 31, 2006, the interest expense resulting from these interest rate swaps totaled approximately $4.2 million. For the years ended December 31, 2005, and 2004 our interest expense was reduced by $2.5 million and $9.4 million, respectively, as a result of our swaps.

Credit Facilities
-----------------
As of December 31, 2006, we had an available line of credit with financial institutions in the aggregate amount of $249.6 million. Outstanding standby letters of credit issued under the facility were $0.4 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of December 31, 2006. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

Our $250.0 million credit facility and our $150.0 million senior unsecured term loan contain a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1. Although both facilities are unsecured, they will be equally and ratably secured by certain liens and equally and ratably guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed.

Certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries' ability to borrow funds, subject to important exceptions and qualifications.

We are in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock pursuant to our stock-based compensation plans. For the periods ended December 31, 2006 and 2005, we received approximately $27.2 million and $47.6 million, respectively, upon the exercise of outstanding stock options.

On August 17, 2004, we issued 32,074,000 shares of common stock, including 3,591,000 treasury shares, to our equity unit holders in settlement of the equity purchase contract component of the equity units. With respect to the $460.0 million senior note component of the equity units, we repurchased $300.0 million principal amount of these notes in July 2004. The remaining $160.0 million of the senior notes were repriced and a portion was remarketed on August 12, 2004 as our 6.75% notes due August 17, 2006.

Share Repurchase Programs
-------------------------
In February 2007, our Board of Directors authorized us to repurchase up to $250 million of our common stock in public or private transactions over the following twelve month period.

In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of December 31, 2006, we had repurchased 10,199,900 shares of our common stock at an aggregate cost of approximately $135.2 million. No more shares can be repurchased under this authorization.

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

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2006 is as follows:

Contractual Obligations:                                                   Payment due by period
------------------------                               ---------------------------------------------------------------
                                                         Less than                                      More than
($ in thousands)                            Total          1 year        1-3 years      3-5 years        5 years
----------------                            ------         ------        ---------      ---------       --------

Long-term debt obligations,
 excluding interest (see Note 11) (1)     $4,532,904        $39,271       $500,195      $1,258,403     $2,735,035

Operating lease
   obligations (see Note 25)                  69,393         15,794         19,510          15,904         18,185

Purchase obligations (see Note 25)            70,165         26,449         35,509           7,547            660
                                          ----------        -------       --------      ----------     ----------
          Total                           $4,672,462        $81,514       $555,214      $1,281,854     $2,753,880
                                          ==========        =======       ========      ==========     ==========

(1) Includes interest rate swaps (($10.3) million).

At December 31, 2006, we have outstanding performance letters of credit totaling $22.8 million.

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

Discontinued Operations
-----------------------
On July 31, 2006, we sold our CLEC business Electric Lightwave LLC (ELI) for $255.3 million (including a later sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

On March 15, 2005, we completed the sale of Conference Call USA, LLC (CCUSA) for $43.6 million in cash. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

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

Telecommunications Bankruptcies
Our estimate of anticipated losses related to telecommunications bankruptcies is a "critical accounting estimate." We have significant on-going normal course business relationships with many telecom providers, some of which have filed for bankruptcy. We generally reserve approximately 95% of the net outstanding pre-bankruptcy balances owed to us and believe that our estimate of the net realizable value of the amounts owed to us by bankrupt entities is appropriate. In 2006 and 2005, we had no "critical estimates" related to telecommunications bankruptcies.

Asset Impairment
In 2006 and 2005, we had no "critical estimates" related to asset impairments.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. An independent study of the estimated useful lives of our plant assets was completed in 2005 and updated in 2006. We adopted the lives proposed in the study effective October 1, 2005 and as revised on October 1, 2006.

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, we aggregate our reporting units into one ILEC segment. In determining fair value of goodwill during 2006 we compared the net book value of the reporting units to current trading multiples of ILEC properties as well as trading values of our publicly traded common stock. Additionally, we utilized a range of prices to gauge sensitivity. Our test determined that fair value exceeded book value of goodwill. An independent third party appraiser analyzed trade name.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." We sponsor a noncontributory defined benefit pension plan covering a significant number of current and former employees and other post retirement benefit plans that provide medical, dental, life insurance benefits and other benefits for covered retired employees and their beneficiaries and covered dependents. The pension plan for the majority of our current employees is frozen. The accounting results for pension and post retirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present basis, our pension and post retirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and post retirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve and Bloomberg Finance and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate increased from 5.625% at year-end 2005 to 6.00% at year-end 2006.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and post retirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. In 2006, we did not change our expected long-term rate of return from the 8.25% used in 2005. Our pension plan assets are valued at actual market value as of the measurement date.

Accounting standards in effect prior to December 31, 2006 required that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeded the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2004, mainly due to a decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $17.4 million with a corresponding charge to shareholders' equity of $10.7 million, net of taxes of $6.7 million. In the fourth quarter of 2005, primarily due to another decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $36.4 million with a corresponding charge to shareholders' equity of $22.5 million, net of taxes of $13.9 million. These adjustments did not impact our net income or cash flows.

We expect that our pension and other postretirement benefit expenses for 2007 will be $11.0 million to $14.0 million (they were $11.3 million in 2006) and that no contribution will be required to be made by us to the pension plan in 2007. No contribution was made to our pension plan during 2006.

Income Taxes
Our effective tax rates in 2005 and 2004 were below statutory rate levels (2006 was close to statutory) as a result of the completion of audits with federal and state taxing authorities and changes in the structure of certain of our subsidiaries.

New Accounting Pronouncements
-----------------------------

Accounting for Defined Benefit Pension and Other Postretirement Plans
---------------------------------------------------------------------
In October 2006,  the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which completes the first phase of a FASB project that will comprehensively reconsider accounting for pensions and other postretirement benefit plans and amends the following FASB Statements:

     *    SFAS No. 87, "Employers' Accounting for Pensions;"

     * SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;"

     * SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" and

     * SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits."

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

For public companies, the requirements to recognize the funded status of a plan and to comply with the disclosure provisions of SFAS No. 158 are effective as of the end of the fiscal year that ends after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Adoption of SFAS No. 158 on December 31, 2006 did not have a material impact on the Company's financial position at December 31, 2006. See Note 24.

Consideration of Prior Years' Errors in Quantifying Current Year Misstatements
------------------------------------------------------------------------------
In September  2006,  the SEC issued  Staff  Accounting  Bulletin  (SAB) No. 108,
"Consideration of Prior Years' Errors in Quantifying Current Year Misstatements." SAB No. 108 provides guidance concerning the process to be applied in considering the impact of prior years' errors in quantifying misstatements in the current year. SAB No. 108 is effective for periods ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of 2006. See Note 5.

Accounting for Uncertainty in Income Taxes
------------------------------------------
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our financial position, results of operations or cash flows.

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

Exchanges of Productive Assets
------------------------------
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board (APB) Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of certain non-monetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). The Statement requires that non-monetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We have not had any "exchanges of nonmonetary" assets.

Accounting for Conditional Asset Retirement Obligations
-------------------------------------------------------
In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Although a liability exists for the removal of asbestos, sufficient information is not available currently to estimate the amount of our liability, as the range of time over which we may settle theses obligations is unknown or cannot be reasonably estimated. The adoption of FIN No. 47 during the fourth quarter of 2005 had no impact on our financial position or results of operations.

Accounting Changes and Error Corrections
----------------------------------------
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle, and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. The adoption of SFAS No. 154 during the first quarter of 2006 had no impact on our financial position or results of operations.

Partnerships
------------
In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. We are the managing partner and have a 33% ownership position in a wireless voice business, Mohave Cellular Limited Partnership (Mohave).

The Company has applied the provisions of EITF No. 04-5 retrospectively and consolidated Mohave for all periods presented.

Stock-Based Compensation
------------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R requires that stock-based employee compensation be recorded as a charge to earnings. In April 2005, the SEC required adoption of SFAS No. 123R for annual periods beginning after June 15, 2005. Accordingly, we have adopted SFAS No. 123R commencing January 1, 2006 using a modified prospective application, as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense for the year ended December 31, 2006 was $10.3 million ($6.7 million after tax or $0.02 per basic and diluted share of common stock).

Accounting for Endorsement Split-Dollar Life Insurance Arrangements
-------------------------------------------------------------------
In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

Accounting for Purchases of Life Insurance
------------------------------------------
In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

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

Consolidated revenue increased $8.3 million, from $2.017 billion in 2005 to $2.025 billion in 2006.

Consolidated revenue decreased $5.3 million in 2005. The decrease in 2005 is primarily due to the sale in 2004 of our electric utility property, partially offset by an increase of $4.4 million in telecommunications revenue. Our electric utility contributed $9.7 million of revenue in 2004.

In July 2006, we sold our CLEC segment (ELI) to Integra. As a result, we have reclassified ELI's results of operations as discontinued operations in our consolidated statements of operations and restated prior periods.

In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. The Company has applied the provisions of EITF No. 04-5 retrospectively and consolidated Mohave for all periods presented.

On March 15, 2005, we completed the sale of our conferencing service business, CCUSA. As a result of the sale, we have classified CCUSA's results of operations as discontinued operations in our consolidated statement of operations and restated prior periods.

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology, and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 111,000 access lines during 2006, but added approximately 75,100 high-speed internet subscribers during this same period. We lost 98,800 residential customer lines and 12,200 non-residential customer lines in 2006. The non-residential line losses were principally in Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2007. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease in 2007.

                           TELECOMMUNICATIONS REVENUE

($ in thousands)                             2006                            2005                2004
----------------                -----------------------------  ------------------------------ ----------
                                 Amount    $ Change  % Change    Amount    $ Change  % Change  Amount
                                ---------  ------------------  ----------- ------------------ ----------
Local services                 $  809,584  $ (20,101)     -2%   $  829,685  $ (21,392)  -3%   $  851,077
Access services                   427,959     (3,380)     -1%      431,339    (25,589)  -6%      456,928
Long distance services            153,272    (16,224)    -10%      169,496    (14,127)  -8%      183,623
Data and internet services        424,209     58,596      16%      365,613     51,835   17%      313,778
Directory services                114,138      1,046       1%      113,092      2,469    2%      110,623
Other                              96,205    (11,611)    -11%      107,816     11,202   12%       96,614
                               ----------  ---------           ----------- ----------         ----------
  ILEC revenue                 $2,025,367  $   8,326       0%   $2,017,041  $   4,398    0%   $2,012,643
                               ==========  =========           =========== ==========         ==========

Local Services
Local  services  revenue for the year ended  December 31, 2006  decreased  $20.1 million or 2%, as compared with the prior year. Local revenue decreased $25.9 million primarily due to continued losses of access lines partially offset by a local rate increase on some of our Rochester residential access lines effective August 2006. 2005 reflected a reserve of $4.0 million associated with a state rate of return limitation on earnings. Enhanced services revenue increased $5.8 million, primarily due to sales of additional feature packages. Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues and profitability and cash flow.

Local services revenue for the year ended December 31, 2005 decreased $21.4 million or 3%, as compared with the prior year. This decline is comprised of $18.8 million related to the continued loss of access lines and $4.0 million related to a reserve associated with state rate of return limitations on earnings. Enhanced services revenue increased $5.9 million, as compared with the prior year, primarily due to sales of additional product packages.

Access Services
Access services revenue for the year ended December 31, 2006 decreased $3.4 million or 1%, as compared with the prior year. Access services includes both switched revenue and subsidy payments. Switched access revenue decreased $13.9 million to $263.4 million. Approximately $24.0 million of the switched access decline was attributable to a decline in minutes of use related to access line losses. This decline was offset by approximately $9.3 million of disputed carrier activity resolved in the Company's favor during the fourth quarter of 2006. Subsidies revenue increased $10.5 million to $164.6 million primarily due to increased receipts from the federal high cost fund due to higher costs in the base year, as well as increased receipts from state high cost funds.

Access services revenue for the year ended December 31, 2005 decreased $25.6 million or 6%, as compared with the prior year. Switched access revenue decreased $9.7 million, as compared with the prior year period, primarily due to a decline in minutes of use. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue decreased $15.9 million primarily due to decreased Universal Service Fund (USF) support of $19.2 million because of increases in the national average cost per loop (NACPL) and a decrease of $2.0 million related to changes in measured factors, partially offset by an increase of $6.4 million in USF surcharge rates.

Increases in the number of Competitive Eligible Telecommunications Companies (including wireless companies) receiving federal subsidies, among other factors, may lead to further increases in the NACPL, thereby resulting in decreases in our subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC has an open proceeding to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability and cash flows. We currently expect that as a result of an increase in the national average cost per loop, a decrease in our cost structure and the elimination of high speed internet from the calculation of the FCC's USF surcharge (which has a corresponding decrease in operating expenses) there is likely to be a decrease in the total subsidy revenue earned in 2007 and such decrease may be significant in relation to the total amount of our subsidy revenue.

Long Distance Services
Long distance services revenue for the years ended December 31, 2006 and 2005 decreased $16.2 million or 10% in 2006 and $14.1 million or 8% in 2005, primarily due to a decline in the average rate per minute. Our long distance minutes of use increased during 2006. We have actively marketed bundles or unlimited use of long distance minutes particularly with our packages of multiple services. The sale of bundled and unlimited minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during 2007.

Data and Internet Services
Data and internet services revenue for the years ended December 31, 2006 and 2005 increased $58.6 million, or 16%, and $51.8 million, or 17%, respectively, as compared with the prior year primarily due to growth in data and high-speed internet services. The number of the Company's high-speed internet subscribers has increased by more than 75,000 or 24% since December 31, 2005. Data & Internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Revenue from these dedicated high-capacity circuits increased $9.1 million in 2006 and $15.0 million in 2005, primarily due to growth in those circuits.

Directory Services
Directory revenue for the years ended December 31, 2006 and 2005 increased $1.0 million, or 1%, and $2.5 million, or 2%, respectively, as compared with the prior year due to growth in yellow pages advertising.

Other
Other revenue for the year ended December 31, 2006 decreased $11.6 million or 11%, as compared with the prior year primarily due to an increase in bad debt expense of $7.5 million and decreases of $2.3 million for promotional credits, $1.8 million in sales of customer premise equipment (CPE) and $1.6 million in "bill and collect" fee revenue. The decreases were partially offset by an increase of $2.5 million for cellular roaming revenue of the Mohave Cellular Limited Partnership.

Other revenue for the year ended December 31, 2005 increased $11.2 million, or 12%, compared with the prior year primarily due to a $4.8 million decrease in bad debt expense, a $4.1 million increase in cellular revenue and a $1.8 million increase related to sales of television service.

                                ELECTRIC REVENUE

We sold our Vermont electric division on April 1, 2004. Electric revenue for the year ended December 31, 2004 was $9.7 million. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                COST OF SERVICES

($ in thousands)                             2006                            2005                2004
----------------                -----------------------------  ------------------------------ ----------
                                 Amount    $ Change  % Change    Amount    $ Change  % Change  Amount
                                ---------  ------------------  ----------- ------------------ ----------
Network access                  $ 171,247  $ 14,425       9%    $ 156,822   $  1,431      1%  $ 155,391
Electric energy and fuel
  oil purchased                         -         -                     -     (5,523)  -100%      5,523
                                ---------  ---------           ----------- ----------         ----------
                                $ 171,247  $ 14,425       9%    $ 156,822   $ (4,092)    -3%  $ 160,914
                                =========  =========           =========== ==========         ==========

Network access
Network access expenses for the years ended December 31, 2006 and 2005 increased $14.4 million and $1.4 million, or 9%, and 1%, respectively, as compared with the prior year period. In the fourth quarter of 2006, we expensed $9.7 million of promotional costs associated with a fourth quarter high speed internet promotion that subsidized the cost of a new personal computer for the customer in return for a multi-year contract. The remaining increases in network costs for 2006 and 2005 are primarily due to increasing rates and usage. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to increase. Access line losses have offset some of the increase.

Electric energy and fuel oil purchased
We sold our Vermont electric division on April 1, 2004. Electric energy and fuel oil purchased for the year ended December 31, 2004 was $5.5 million. We have sold all of our electric operations and as a result will have no operating results in future periods for these businesses.

                                OTHER OPERATING EXPENSES

($ in thousands)                            2006                            2005                2004
----------------                -----------------------------  ------------------------------ ----------
                                 Amount    $ Change  % Change    Amount    $ Change  % Change  Amount
                                ---------  ------------------  ----------- ------------------ ----------
Operating expenses              $551,620   $ (21,505)    -4%    $ 573,125  $ (11,586)    -2%  $ 584,711
Taxes other than income taxes     86,568      (5,219)    -6%       91,787        181      0%     91,606
Sales and marketing               94,955       8,820     10%       86,135      1,302      2%     84,833
                                ---------  ---------           ----------- ----------         ----------
                                $733,143   $ (17,904)    -2%    $ 751,047  $ (10,103)    -1%  $ 761,150
                                =========  =========           =========== ==========         ==========

Operating Expenses
Operating expenses for the year ended December 31, 2006 decreased $21.5 million, or 4%, as compared with the prior year primarily due to headcount reductions and associated decreases in salaries and benefits and improved expense control in benefit costs.

Operating expenses for the year ended December 31, 2005 decreased $11.6 million, or 2%, as compared with the prior year primarily due to lower billing expenses as a result of the conversion of one of our billing systems in 2004 partially offset by rate increases for federal USF mandated contributions and annual fees to regulatory agencies.

We routinely review our operations, personnel and facilities to achieve greater efficiencies. We are in the process of consolidating our call center operations. As we work through the consolidation, including the opening of a new call center in Deland, FL in August 2006, and the closing of call centers in 2007, we expect that our operating expenses will temporarily increase. As noted elsewhere, the introduction of new service offerings may also negatively impact our cost structure.

Included in operating expenses is stock compensation expense. Stock compensation expense was $10.3 million and $8.4 million for the years ended December 31, 2006 and 2005, respectively. In 2006, we began expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R.

Included in operating expenses is pension and other postretirement benefit expenses. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement benefit expenses which was $11.3 million in 2006 will be approximately $11.0 million to $14.0 million in 2007 and that no contribution will be required to be made by us to the pension plan in 2007. No contribution was made to our pension plan during 2006. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension expenses.

Taxes Other than Income Taxes
Taxes other than income taxes for the year ended December 31, 2006 decreased $5.2 million, or 6%, as compared with the prior year primarily due to refunds received and changes in revenue subject to gross receipts taxes.

Sales and Marketing
Sales and marketing expenses for the year ended December 31, 2006 increased $8.8 million, or 10%, as compared with the prior year and increased $1.3 million, or 2% for the year ended 2005 as compared to 2004. Sales and marketing expenses are increasing due to a competitive environment and the launch of new products. As our markets become more competitive and we launch new products, we expect that our marketing costs may increase.

                      DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)                     2006                             2005                2004
----------------         ------------------------------  ------------------------------ ----------
                          Amount    $ Change   % Change    Amount    $ Change  % Change  Amount
                         ---------- -------------------------------- ------------------ ----------
Depreciation expense     $ 350,107  $ (43,719)    -11%    $ 393,826  $ (29,035)    -7%  $ 422,861
Amortization expense       126,380          2       0%      126,378       (142)     0%    126,520
                         ---------- ----------           ----------- ----------         ----------
                         $ 476,487  $ (43,717)     -8%    $ 520,204  $ (29,177)    -5%  $ 549,381
                         ========== ==========           =========== ==========         ==========

Depreciation expense for the years ended December 31, 2006 and 2005 decreased $43.7 million, or 11%, and $29.0 million, or 7%, respectively, as compared with the prior years due to a declining net asset base and changes in the remaining useful lives of certain assets. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2005. The study concluded that remaining life estimates should be increased for copper facilities and decreased for switching assets (among other less minor changes). This study was updated as of September 30, 2006. Based on the study and our planned capital expenditures, we expect that our depreciation expense will continue to decline in 2007 by approximately 5% as compared to 2006.

            MANAGEMENT SUCCESSION AND STRATEGIC ALTERNATIVES EXPENSES

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

          INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
                          INCOME TAX EXPENSE (BENEFIT)

($ in thousands)                         2006                             2005            2004
----------------         ------------------------------  ------------------------------ ----------
                          Amount    $ Change   % Change    Amount    $ Change  % Change  Amount
                         ---------- -------------------  ----------- ------------------ ----------
Investment income         $ 83,570   $ 69,230     483%     $ 14,340  $ (18,426)   -56%   $ 32,766
Other income (loss), net  $ (1,127)  $    234      17%     $ (1,361) $  52,104     97%   $(53,465)
Interest expense          $336,446   $ (2,289)     -1%     $338,735  $ (39,556)   -10%   $378,291
Income tax expense        $136,479   $ 61,209      81%     $ 75,270  $  71,023   1672%   $  4,247

Investment Income
Investment income for the year ended December 31, 2006 increased $69.2 million as compared with the prior year primarily due to higher cash balances during the year arising from the $65.0 million of cash received from the liquidation and dissolution of the RTB (and gain recognized of $61.4 million), the $255.3 million in cash received from the sale of ELI and the postponement of our stock repurchase and debt repurchase programs during the second half of 2006 in connection with our acquisition of Commonwealth.

Investment income for the year ended December 31, 2005 decreased $18.4 million, or 56%, as compared with the prior year primarily due to the sale in 2004 of our investments in D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC), partially offset by higher income in 2005 from short-term investments.

Other Income (Loss), net
Other income (loss), net for the year ended December 31, 2006 increased $0.2 million as compared to the prior year. Other income (loss) in 2006 consists primarily of the $4.2 million minority share of income in the Mohave Limited Partnership, insurance proceeds of $4.2 million, a loss of $2.4 million on the exchange of debt and gains recognized on the extinguishment of approximately $3.5 million of retained liabilities of our disposed water properties.

Other income, net for the year ended December 31, 2005 increased $52.1 million, or 97%, as compared to prior year. The increase is primarily due to a pre-tax loss from the early extinguishment of debt of $66.5 million in 2004 and a net loss on sales of assets of $1.9 million, which is primarily attributable to the loss on the sale of our corporate aircraft, partially offset by $25.3 million in income from the expiration of certain retained liabilities at less than face value, which are associated with customer advances for construction from our disposed water properties. In addition, during 2005 $7.0 million was reserved in the fourth quarter in connection with a lawsuit, and during the second quarter we incurred a $3.2 million loss on the exchange of debt, partially offset by gains on our forward rate agreements.

Interest Expense
Interest expense for the year ended December 31, 2006 decreased $2.3 million, or 1%, as compared with the prior year primarily due to lower average debt levels partially offset by higher short term interest rates that we pay on our swap agreements ($550.0 million in principal amount is swapped to floating rate at December 31, 2006). Our composite average borrowing rate for the year ended December 31, 2006 as compared with the prior year was 18 basis points higher, increasing from 7.94% to 8.12%. With the expected acquisition of Commonwealth and the related incurrence of indebtness we expect our interest expense to increase in 2007. In December we borrowed $400.0 million in advance of the acquisition and another $150.0 million to be used for debt retirements. We expect the need to borrow another $200.0 - $300.0 million to close the Commonwealth transaction, pay all closing transaction costs and implementation costs.

Interest expense for the year ended December 31, 2005 decreased $39.6 million, or 10%, as compared with the prior year primarily due to the retirement and refinancing of debt. Our composite average borrowing rate for the year ended December 31, 2005 as compared with the prior year was 2 basis points lower, decreasing from 7.96% to 7.94%.

Income Taxes
Income taxes for the year ended December 31, 2006 increased $61.2 million, or 81%, as compared with the prior year primarily due to changes in taxable income. The effective tax rate for 2006 was 35% as compared with an effective tax rate of 29% for 2005. We expect to utilize a substantial amount of tax net operating losses as a result of the sale of ELI and receipt of the RTB proceeds. We expect that in 2007 our cash paid for income taxes will increase significantly.

Income taxes for the year ended December 31, 2005 increased $71.0 million, as compared with the prior year primarily due to changes in taxable income and the effective tax rate. The effective tax rate for 2005 was 28.6% as compared with 6.9% for 2004. Our effective tax rate was below statutory rates in both years as a result of the completion of audits with federal and state taxing authorities and changes in the structure of certain of our subsidiaries.

                             DISCONTINUED OPERATIONS

($ in thousands)                       2006       2005        2004
----------------                     ---------  ---------  ----------
                                      Amount     Amount      Amount
                                     ---------  ---------  ----------
Revenue                              $ 100,612  $ 163,768   $180,588
Operating income                     $  27,882  $  22,969   $ 24,809
Income taxes                         $  11,583  $   9,519   $  9,132
Net income                           $  18,912  $  13,266   $ 15,086
Gain on disposal of ELI and CCUSA,
  net of tax                         $  71,635  $   1,167   $      -

On July 31, 2006, we sold our CLEC business, Electric Lightwave LLC (ELI) for $255.3 million (including the sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long-term debt. The long-term debt includes various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $150.0 million of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2006, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest expense, we have entered into interest rate swap agreements. Under the terms of the agreements, which qualify for hedge accounting, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate for these interest rate swaps is set in arrears. For the years ended December 31, 2006 and 2005, the net cash interest payment or (savings) resulting from these interest rate swaps totaled approximately $4.2 million and $(2.5) million, respectively.

Sensitivity analysis of interest rate exposure
At December 31, 2006, the fair value of our long-term debt was estimated to be approximately $4.6 billion, based on our overall weighted average borrowing rate of 8.19% and our overall weighted maturity of 13 years. There has been no material change in the weighted average maturity since December 31, 2005.

The overall weighted average interest rate on our long-term debt increased in 2006 by approximately 11 basis points. A hypothetical increase of 82 basis points in our weighted average interest rate (10% of our overall weighted average borrowing rate) would result in an approximate $238.0 million decrease in the fair value of our fixed rate obligations or an increase in our annual interest expense of approximately $5.75 million.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of December 31, 2006 is limited to our pension assets of $770.2 million. We have no other equity investments of any material amount.

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

          2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

Item 9A. Controls and Procedures
         -----------------------

(i)  Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2006, that our disclosure controls and procedures are effective.

(ii) Internal Control Over Financial Reporting
     (a) Management's annual report on internal control over financial reporting Our management report on internal control over financial reporting appears on page F-4.
     (b) Attestation report of registered public accounting firm
     The attestation report of KPMG LLP, our independent registered public accounting firm, on management's assessment of the effectiveness of our internal control over financial reporting appears on page F-3.
     (c) Changes in internal control over financial reporting.
     We reviewed our internal control over financial reporting at December 31, 2006. There has been no change in our internal control over financial reporting during the last fiscal quarter of 2006 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information
         -----------------

None.
                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006.
                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

          List of Documents Filed as a Part of This Report:

                (1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2006 and 2005

Consolidated statements of operations for the years ended
   December 31, 2006, 2005 and 2004

Consolidated statements of shareholders' equity for the years ended
   December 31, 2006, 2005 and 2004

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2006, 2005 and 2004

Consolidated statements of cash flows for the years ended
   December 31, 2006, 2005 and 2004

Notes to consolidated financial statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

                (2) Index to Exhibits:

Exhibit
  No.          Description
-------        -----------

3.1 Restated Certificate of Incorporation of Citizens Communications Company, (filed as Exhibit 3.200.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).*
3.2 By-laws of Citizens Communications Company, as amended (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 31, 2006).*
4.1 Rights Agreement, dated as of March 6, 2002, between Citizens Communications Company and Mellon Investor Services, LLC, as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed on March 22, 2002).*
4.2 Certificate of Trust of Citizens Communications Trust dated as of April 27, 2001 (filed as Exhibit 4.5 to Amendment No.1 to the Company's Form S-3 filed on May 7, 2001 (Registration No. 333-58044)). *
4.3 Trust Agreement of Citizens Capital Trust I, dated as of April 27, 2001 (filed as Exhibit 4.6 to Amendment No.1 to the Company's Form S-3 filed on May 7, 2001 (Registration No. 333-58044)). *
4.4 Form of Senior Note due 2011 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 24, 2001 (the "May 24, 2001 8-K")). *
4.5 Form of Senior Note due 2008 and due 2031 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22,
               2001). *
4.6 Form of Senior Note due 2013 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 12, 2004 (the "November 12, 2004 8-K")). *
4.7 5% Convertible Subordinated Debenture due 2036 (filed as Exhibit A to Exhibit 4.200.2 to the Company's Form 8-K Current Report filed on May 28, 1996 (the "May 28, 1996 8-K")). *
4.8 Amended and Restated Declaration of Trust dated as of January 15, 1996, of Citizens Utilities Trust (filed as Exhibit 4.200.4 to the May 28, 1996 8-K). *
4.9 Convertible Preferred Security Certificate (filed as Exhibit A-1 to Exhibit 4.200.4 to the May 28, 1996 8-K). *
4.10 Amended and Restated Limited Partnership Agreement dated as of January 15, 1996 of Citizens Utilities Capital L.P. (filed as
               Exhibit 4.200.6 to the May 28, 1996 8-K). *
4.11           Partnership  Preferred Security  Certificate (filed as Annex A to
               Exhibit 4.200.6 to the May 28, 1996 8-K).*
4.12 Convertible Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as guarantee trustee (filed as
               Exhibit 4.200.8 to the May 28, 1996 8-K). *
4.13 Partnership Preferred Securities Guarantee Agreement dated as of January 15, 1996 between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as guarantee trustee (filed as
               Exhibit 4.200.9 to the May 28, 1996 8-K). *
4.14 Letter of Representations dated January 18, 1996, from Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC (filed as Exhibit 4.200.10 to the May 28, 1996 8-K). *
4.15 Indenture of Securities, dated as of August 15, 1991, and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
               1991). *
4.16 Indenture, dated as of January 15, 1996, between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as indenture trustee (filed as Exhibit 4.200.1 to the May 28, 1996 8-K). *
4.17 First Supplemental Indenture, dated as of January 15, 1996, between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical
               Bank), as indenture trustee (filed as Exhibit 4.200.2 to the May 28, 1996 8-K). *
4.18 Fourth Supplemental Indenture, dated October 1, 1994, to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.7 to the Company Current Report on Form 8-K filed on January 3, 1995). *
4.19 Fifth Supplemental Indenture, dated as of June 15, 1995, to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.8 to the Company Current Report on Form 8-K filed on March 29, 1996 (the "March 29, 1996 8-K")).*

* Incorporated by reference.

4.20 Sixth Supplemental Indenture, dated as of October 15, 1995, to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.9 to the March 29, 1996 8-K). *
4.21 Seventh Supplemental Indenture, dated as of June 1, 1996 to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank),(filed as Exhibit 4.100.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")). *
4.22 Eighth Supplemental Indenture, dated as of December 1, 1996 to JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), (filed as Exhibit 4.100.12 to the 1996 10-K). *
4.23 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and JPMorgan Chase Bank, N.A.(as successor to The Chase Manhattan Bank), as trustee (filed as Exhibit 4.1 to the May 24, 2001 8-K). *
4.24 First Supplemental Indenture, dated as of May 23, 2001, to Senior Indenture, (filed as Exhibit 4.2 of the May 24, 2001 8-K). *
4.25 Third Supplemental Indenture, dated as of November 12, 2004, to Senior Indenture, dated as of May 23, 2001 (filed as Exhibit 4.1 to the November 12, 2004 8-K). *
4.26           Indenture,  dated  as  of  August 16,  2001,  between   Citizens
               Communications Company and JPMorgan Chase Bank, N.A.(as successor to The Chase Manhattan Bank), as Trustee (filed as Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 22,
               2001). *
4.27 Indenture, dated as of December 22, 2006, between Citizens Communications Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2006 (the "December 29, 2006 8-K")). *
4.28 Registration Rights Agreement, dated December 22, 2006, between Citizens Communications Company and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the December 29, 2006 8-K). *
10.1 Competitive Advance and Revolving Credit Facility Agreement for $250,000,000 dated October 29, 2004(filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the "3rd Quarter 2004 10-Q")).*
10.2 Credit Agreement, dated as of December 6, 2006, among Citizens Communications Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6,
               2006). *
10.3 Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan dated as of May 18, 2004 (filed as Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the "2nd Quarter 2004 10-Q")). *
10.4 Amendment No. 1 to the Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 20,
               2005). *
10.5 Non-Employee Directors' Equity Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated April 17, 2006). *
10.6 Separation Agreement between Citizens Communications Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the 2nd Quarter 2004 10-Q). *
10.7 Citizens Executive Deferred Savings Plan dated January 1, 1996 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")). *
10.8           Citizens Incentive Plan restated as of  March 21, 2000  (filed as
               Exhibit 10.19 to the 1999 10-K). *
10.9 1996 Equity Incentive Plan (filed as Appendix A to the Company's Proxy Statement dated March 29, 1996). *
10.10 2000 Equity Incentive Plan, as amended (filed as Appendix A to the Company's Proxy Statement dated April 20, 2005). *
10.11 Amendment to 1996 Equity Incentive Plan (filed as Exhibit B to the Company's Proxy Statement dated March 28, 1997). *
10.12          Amendment to 1996  Equity  Incentive  Plan  (effective   March 4,
               2005) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005). *
10.13 Citizens 401(K) Savings Plan effective as of January 1, 1997, as amended (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).*
10.14 Loan Agreement between Citizens Communications Company and Rural Telephone Finance Cooperative for $200,000,000 dated
               October 24, 2001 (filed as Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001). *
10.15 Amendment No. 1, dated as of March 31, 2003, to Loan Agreement between Citizens Communications Company and Rural Telephone
               Finance Cooperative (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003). *

10.16 Employment Agreement between Citizens Communications Company and Mary Agnes Wilderotter, effective November 1, 2004 (filed as Exhibit 10.16 to the 3rd Quarter 2004 10-Q). *
10.17 Employment Agreement between Citizens Communications Company and Robert Larson, effective September 1, 2004 (filed as Exhibit
               10.18 to the 3rd Quarter 2004 10-Q). *
10.18 Employment Agreement between Citizens Communications Company and John H. Casey, III, effective February 15, 2005 (filed as
               Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K")). *
10.19 Offer of Employment Letter between Citizens Communications Company and Peter B. Hayes, effective February 1, 2005 (filed as
               Exhibit 10.23 to the 2004 10-K). *
10.20 Offer of Employment Letter between Citizens Communications Company and Donald R. Shassian, effective March 8, 2006 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006). *
10.21 Separation Agreement between Citizens Communications Company and L. Russell Mitten dated July 13, 2005 (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the "3rd Quarter 2005 10-Q")).*
10.22 Amendment to the Separation Agreement between Citizens Communications Company and L. Russell Mitten dated August 31, 2005 (filed as Exhibit 10.24.1 to the 3rd Quarter 2005 10-Q). *
10.23 Summary of Compensation Arrangements for Named Executive Officers Outside of Employment Agreements (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2007). *
10.24 Summary of Non-Employee Directors' Compensation Arrangements Outside of Formal Plans, (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006). *
10.25 Membership Interest Purchase Agreement between Citizens Communications Company and Integra Telecom Holdings, Inc. dated February 6, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 9, 2006). *
10.26 Stock Redemption Agreement between Citizens Utilities Rural Company, Inc. and The Rural Telephone Bank effective November 10, 2005 (including schedule of substantially identical agreements with other Subsidiaries of the Registrant) (filed as Exhibit
               10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005). *
10.27 Agreement and Plan of Merger dated as of September 17, 2006 among Commonwealth Telephone Enterprises, Inc., Citizens Communications Company and CF Merger Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 18, 2006). *
12.1 Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21.1           Subsidiaries of the Registrant
23.1           Auditors' Consent
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "1934 Act").
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32.1           Certification  of Chief  Executive Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("SOXA").
32.2           Certification  of Chief  Financial  Officer pursuant to 18 U.S.C.
               Section  1350,  as adopted  pursuant to Section 906 of SOXA .

Exhibits 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10,  10.11,  10.12, 10.15,
10.16,  10.17,  10.18,  10.19,  10.20,  10.21,  10.22 and  10.23 are  management contracts or compensatory plans or arrangements.

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

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                         By: /s/ Mary Agnes Wilderotter
                            ---------------------------
                             Mary Agnes Wilderotter
          Chairman of the Board, President and Chief Executive Officer

                                February 28, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2007.

               Signature                                      Title
               ---------                                      -----

     /s/ Kathleen Q. Abernathy                     Director
--------------------------------------------
        (Kathleen Q. Abernathy)

     /s/ Leroy T. Barnes, Jr.                      Director
--------------------------------------------
        (Leroy T. Barnes, Jr.)

     /s/ Michael T. Dugan                          Director
--------------------------------------------
        (Michael T. Dugan)

     /s/ Jeri B. Finard                            Director
--------------------------------------------
        (Jeri B. Finard)

     /s/ Lawton Fitt                               Director
--------------------------------------------
        (Lawton Fitt)

     /s/ Stanley Harfenist                         Director
--------------------------------------------
        (Stanley Harfenist)

     /s/ William Kraus                             Director
--------------------------------------------
        (William Kraus)

     /s/ Robert J. Larson                          Senior Vice President and
--------------------------------------------       Chief Accounting Officer
        (Robert J. Larson)

     /s/ Howard L. Schrott                         Director
--------------------------------------------
        (Howard L. Schrott)

     /s/ Larraine D. Segil                         Director
--------------------------------------------
        (Larraine D. Segil)

     /s/ Donald R. Shassian                        Chief Financial Officer
--------------------------------------------
        (Donald R. Shassian)

     /s/ Bradley E. Singer                         Director
--------------------------------------------
        (Bradley E. Singer)

     /s/ Edwin Tornberg                            Director
--------------------------------------------
        (Edwin Tornberg)

     /s/ David H. Ward                             Director
--------------------------------------------
        (David H. Ward)

     /s/ Myron A. Wick III                         Director
--------------------------------------------
        (Myron A. Wick III)

     /s/ Mary Agnes Wilderotter                    Chairman of the  Board,
--------------------------------------------       President and Chief Executive
        (Mary Agnes Wilderotter)                   Officer


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                    Page
----                                                                                    -----

Reports of Independent Registered Public Accounting Firm                                F-2 and F-3

Management's Report on Internal Control Over Financial Reporting                        F-4

Consolidated balance sheets as of December 31, 2006 and 2005                            F-5

Consolidated statements of operations for the years ended
   December 31, 2006, 2005 and 2004                                                     F-6

Consolidated statements of shareholders' equity for the years ended
   December 31, 2006, 2005 and 2004                                                     F-7

Consolidated statements of comprehensive income (loss) for the years ended
   December 31, 2006, 2005 and 2004                                                     F-7

Consolidated statements of cash flows for the years ended
   December 31, 2006, 2005 and 2004                                                     F-8

Notes to consolidated financial statements                                              F-9

                                      F-1

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Also, as discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens Communications Company and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



                                                   /s/ KPMG LLP

Stamford, Connecticut
February 28, 2007

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Citizens Communications Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Citizens Communications Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens Communications Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Citizens Communications Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citizens Communications Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.


                                                       /s/ KPMG LLP
Stamford, Connecticut
February 28, 2007

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2006 and for the period then ended.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.





Stamford, Connecticut
February 28, 2007

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                                ($ in thousands)

                                                                         2006           2005
                                                                     -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                           $ 1,041,106    $   263,749
   Accounts receivable, less allowances of $108,537
     and $31,385, respectively                                             187,737        203,070
   Prepaid expenses                                                         30,377         27,753
   Other current assets                                                     13,773         12,447
   Assets of discontinued operations                                             -        162,716
                                                                     -------------- --------------
     Total current assets                                                1,272,993        669,735

Property, plant and equipment, net                                       2,983,504      3,058,312
Goodwill, net                                                            1,917,751      1,921,465
Other intangibles, net                                                     432,353        558,733
Investments                                                                 16,474         15,999
Other assets                                                               168,130        203,323
                                                                     -------------- --------------
        Total assets                                                   $ 6,791,205    $ 6,427,567
                                                                     ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Long-term debt due within one year                                  $    39,271    $   227,693
   Accounts payable                                                        153,890        140,494
   Advanced billings                                                        39,417         29,245
   Income taxes accrued                                                      9,897          5,776
   Other taxes accrued                                                      21,434         20,501
   Interest accrued                                                        103,342        101,021
   Other current liabilities                                                58,392         70,763
   Liabilities of discontinued operations                                        -         46,266
                                                                     -------------- --------------
      Total current liabilities                                            425,643        641,759

Deferred income taxes                                                      514,130        325,084
Other liabilities                                                          332,645        423,785
Long-term debt                                                           4,460,755      3,995,130

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized
     shares; 322,265,000 and 328,168,000 outstanding,
     respectively, and 343,956,000 issued at December 31,
     2006 and 2005)                                                         85,989         85,989
   Additional paid-in capital                                            1,207,399      1,374,610
   Retained earnings/(deficit)                                             134,705        (85,344)
   Accumulated other comprehensive loss, net of tax                        (81,899)      (123,242)
   Treasury stock                                                         (288,162)      (210,204)
                                                                     -------------- --------------
     Total shareholders' equity                                          1,058,032      1,041,809
                                                                     -------------- --------------
        Total liabilities and shareholders' equity                     $ 6,791,205    $ 6,427,567
                                                                     ============== ==============

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
                 ($ in thousands, except for per-share amounts)

                                                                         2006           2005            2004
                                                                    --------------- --------------  --------------

Revenue                                                                $ 2,025,367    $ 2,017,041     $ 2,022,378

Operating expenses:
    Cost of services (exclusive of depreciation and amortization)          171,247        156,822         160,914
    Other operating expenses                                               733,143        751,047         761,150
    Depreciation and amortization                                          476,487        520,204         549,381
    Management succession and strategic alternatives expenses                    -              -          90,632
                                                                    --------------- --------------  --------------
Total operating expenses                                                 1,380,877      1,428,073       1,562,077
                                                                    --------------- --------------  --------------

Operating income                                                           644,490        588,968         460,301

Investment income                                                           83,570         14,340          32,766
Other income (loss), net                                                    (1,127)        (1,361)        (53,465)
Interest expense                                                           336,446        338,735         378,291
                                                                    --------------- --------------  --------------
    Income from continuing operations before income taxes                  390,487        263,212          61,311

Income tax expense                                                         136,479         75,270           4,247
                                                                    --------------- --------------  --------------
    Income from continuing operations                                      254,008        187,942          57,064

Discontinued operations (see Note 8):
    Income from discontinued operations                                    147,136         36,844          24,218
    Income tax expense                                                      56,589         22,411           9,132
                                                                    --------------- --------------  --------------

    Income from discontinued operations                                     90,547         14,433          15,086
                                                                    --------------- --------------  --------------
    Net income available for common shareholders                       $   344,555    $   202,375     $    72,150
                                                                    =============== ==============  ==============

Basic income per common share:
    Income from continuing operations                                  $      0.79    $      0.56     $      0.19
    Income from discontinued operations                                       0.28           0.04            0.05
                                                                    --------------- --------------  --------------
    Net income per common share                                        $      1.07    $      0.60     $      0.24
                                                                    =============== ==============  ==============

Diluted income per common share:
    Income from continuing operations                                  $      0.78    $      0.56     $      0.18
    Income from discontinued operations                                       0.28           0.04            0.05
                                                                    --------------- --------------  --------------
    Net income per common share                                        $      1.06    $      0.60     $      0.23
                                                                    =============== ==============  ==============


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
         (dollars and shares in thousands, except for per-share amounts)



                                                                                      Accumulated
                                      Common Stock     Additional                        Other      Treasury Stock       Total
                                   ------------------   Paid-In       Retained       Comprehensive -----------------   Shareholders'
                                    Shares    Amount    Capital    Earnings (Defict) Income (Loss) Shares    Amount      Equity
                                   --------- -------- ----------- ------------------ ------------- ------ ---------- -------------
                                   --------- -------- ----------- ------------------ ------------- ------ ---------- -------------
Balance December 31, 2003           295,434  $ 73,858  $1,953,317     $ (365,181)     $ (71,676) (10,725) $(175,135)  $ 1,415,183
Stock plans                           4,821     1,206      14,236              -              -    6,407    106,823       122,265
Conversion of EPPICS                 10,897     2,724     133,621              -              -      725     11,646       147,991
Conversion of Equity Units           28,483     7,121     396,221              -              -    3,591     56,658       460,000
Dividends on common stock of
   $2.50 per share                        -         -    (832,768)             -              -        -          -      (832,768)
Net income                                -         -           -         72,150              -        -          -        72,150
Tax benefit on equity forward
   contracts                              -         -           -          5,312              -        -          -         5,312
Other comprehensive loss, net
   of tax and reclassifications
   adjustments                            -         -           -              -        (27,893)       -          -       (27,893)
                                   --------- -------- ------------ -------------- -------------- -------- ---------- -------------
Balance December 31, 2004           339,635    84,909   1,664,627       (287,719)       (99,569)      (2)        (8)    1,362,240
Stock plans                           2,096       524      24,039              -              -    2,598     34,689        59,252
Conversion of EPPICS                  2,225       556      24,308              -              -      391      5,115        29,979
Dividends on common stock of
   $1.00 per share                        -         -    (338,364)             -              -        -          -      (338,364)
Shares repurchased                        -         -           -              -              -  (18,775)  (250,000)     (250,000)
Net income                                -         -           -        202,375              -        -          -       202,375
Other comprehensive loss, net
   of tax and reclassifications
   adjustments                            -         -           -              -        (23,673)       -          -       (23,673)
                                   --------- -------- ------------ -------------- -------------- -------- ---------- -------------
Balance December 31, 2005           343,956    85,989   1,374,610        (85,344)      (123,242) (15,788)  (210,204)    1,041,809
Cumulative Effect Adjustment
   (see Note 5)                           -         -           -         36,392              -        -          -        36,392
Stock plans                               -         -      (1,875)             -              -    2,908     38,793        36,918
Conversion of EPPICS                      -         -      (2,563)             -              -    1,389     18,488        15,925
Dividends on common stock of
    $1.00 per share                       -         -    (162,773)      (160,898)             -        -          -      (323,671)
Shares repurchased                        -         -           -              -              -  (10,200)  (135,239)     (135,239)
Net income                                -         -           -        344,555              -        -          -       344,555
Pension Liability Adjustment,
   after adoption of SFAS 158,
   net of taxes                           -         -           -              -        (83,634)       -          -       (83,634)
Other comprehensive income, net
   of tax and reclassifications
   adjustments                            -         -           -              -        124,977        -          -       124,977
                                   --------- -------- ------------ -------------- -------------- -------- ---------- -------------
Balance December 31, 2006           343,956  $ 85,989  $1,207,399     $  134,705      $ (81,899) (21,691) $(288,162)  $ 1,058,032
                                   ========= ======== ============ ============== ============== ======== ========== =============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
                 ($ in thousands, except for per-share amounts)

                                                        2006             2005             2004
                                                    --------------   --------------   -------------

Net income                                              $ 344,555        $ 202,375        $ 72,150
Other comprehensive income (loss), net of tax
  and reclassifications adjustments*                      124,977          (23,673)        (27,893)
                                                    --------------   --------------   -------------
  Total comprehensive income                            $ 469,532        $ 178,702        $ 44,257
                                                    ==============   ==============   =============

    * Consists of unrealized holding (losses)/gains of marketable securities, realized gains taken to income as a result of the sale of securities and minimum pension and other post-retirement liabilities (see Note 21).

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
                                ($ in thousands)


                                                                    2006             2005             2004
                                                               ---------------  ---------------  ----------------
Cash flows provided by (used in) operating activities:
Net income                                                      $   344,555        $  202,375         $  72,150
       Deduct: Gain on sale of discontinued operations - (net)      (71,635)           (1,167)                -
       Income from discontinued operations - (net)                  (18,912)          (13,266)          (15,086)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                        476,487           520,204           549,381
       Gain on expiration/settlement of customer advance             (3,539)             (681)          (25,345)
       Stock based compensation expense                              10,340             8,427            47,581
       Loss on debt exchange                                          2,420             3,175                 -
       Loss on extinguishment of debt                                     -                 -            66,480
       Investment gains                                             (61,428)             (492)          (12,066)
       Gain on sales of assets                                            -                 -             1,945
       Other non-cash adjustments                                     8,743            23,119            31,262
       Deferred taxes                                               132,031           100,636            24,016
       Change in accounts receivable                                 15,333             8,782             6,804
       Change in accounts payable and other liabilities              (3,064)          (37,257)          (62,234)
       Change in other current assets                                (2,148)            5,313            (3,639)
                                                               ---------------  ---------------  ----------------
Net cash provided by operating activities                           829,183           819,168           681,249

Cash flows provided from (used by) investing activities:
       Proceeds from sales of assets, net of selling expenses             -            24,195            30,959
       Proceeds from sale of discontinued operations                255,305            43,565                 -
       Capital expenditures                                        (268,806)         (259,448)         (263,949)
       Securities sold                                                    -             1,112            26,514
       Other asset (purchased) distributions received                67,050              (139)          (28,234)
                                                               ---------------  ---------------  ----------------
Net cash provided from (used by) investing activities                53,549          (190,715)         (234,710)

Cash flows provided from (used by) financing activities:
       Repayment of customer advances for construction
         and contributions in aid of construction                      (264)           (1,662)           (2,089)
       Long-term debt borrowings                                    550,000                 -           700,000
       Debt issuance costs                                           (6,948)                -           (15,502)
       Long-term debt payments                                     (227,693)           (6,299)       (1,202,403)
       Premium to retire debt                                             -                 -           (66,480)
       Issuance of common stock                                      27,200            47,550           544,562
       Shares repurchased                                          (135,239)         (250,000)                -
       Dividends paid                                              (323,671)         (338,364)         (832,768)
                                                               ---------------  ---------------  ----------------
Net cash used by financing activities                              (116,615)         (548,775)         (874,680)

Cash flows of discontinued operations:
       Operating cash flows                                          17,833            27,500            32,294
       Investing cash flows                                          (6,593)          (11,388)          (14,820)
       Financing cash flows                                               -              (134)          (11,618)
                                                               ---------------  ---------------  ----------------
                                                                     11,240            15,978             5,856

Increase (decrease) in cash and cash equivalents                    777,357            95,656          (422,285)
Cash and cash equivalents at January 1,                             263,749           168,093           590,378
                                                               ---------------  ---------------  ----------------

Cash and cash equivalents at December 31,                       $ 1,041,106        $  263,749         $ 168,093
                                                               ===============  ===============  ================

Cash paid during the period for:
       Interest                                                 $   332,204        $  318,638         $ 370,128
       Income taxes (refunds)                                   $     5,365        $    4,711         $  (4,901)

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps              $    (1,562)       $  (13,193)        $  (6,135)
       Conversion of EPPICS                                     $    15,925        $   29,980         $ 147,991
       Debt-for-debt exchange                                   $     2,433        $    2,171         $       -
       Investment write-downs                                   $         -        $        -         $   5,286




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

     (f)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses and have determined for the year ended December 31, 2006 that there was no impairment.

          Statement of Financial Accounting Standards (SFAS) No. 142 also requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

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

          All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or shareholders' equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

          We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133, as amended. As a result, the fair value of the swaps is carried on the balance sheet in other liabilities and the related hedged liabilities are also adjusted to fair value by the same amount.

     (i)  Investments:
          ------------

          Marketable Securities
          We   classify   our   cost   method   investments   at   purchase   as
          available-for-sale. We do not maintain a trading portfolio or held-to-maturity securities. Our marketable securities are insignificant (see Note 9).

          Investments in Other Entities
          Investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting (see
          Note 9).

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

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised
          2004), "Share-Based Payment" (SFAS No. 123R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption. Estimated compensation cost for awards that are outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes. Prior periods have not been restated.

          On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS No. 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We elected to adopt the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

          In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense for the year ended December 31, 2006 was $10.3 million ($6.7 million after tax, or $0.02 per basic and diluted share of common stock). The compensation cost recognized is based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

          Prior to 2006, we provided pro forma net income and pro forma net income per common share disclosures for employee and non-employee director stock option grants based on the fair value of the options at the date of grant (see Note 17). For purposes of presenting pro forma information, the fair value of options granted is computed using the Black Scholes option-pricing model.

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and
          Non-Employee Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows:

                                                                              2006              2005             2004
                                                                         ---------------- ----------------- ----------------
             ($ in thousands)                                            (No Change)
             ----------------

             Net income available for common
             shareholders                                 As reported                         $202,375          $ 72,150
             Add: Stock-based employee compensation
             expense included in reported net income,
             net of related tax effects                                                          5,267            29,381

             Deduct: Total stock-based employee
             compensation expense determined under fair
             value based method for all awards, net of
             related tax effects                                                                (8,165)          (38,312)
                                                                                              --------           --------
                                                          Pro forma                           $199,477          $ 63,219
                                                                                              ========           ========

             Net income per common share                  As reported:
                available for common shareholders            Basic                            $  0.60           $   0.24
                                                             Diluted                             0.60               0.23


                                                          Pro forma:
                                                             Basic                            $  0.59           $   0.21
                                                             Diluted                             0.59               0.20

          In connection with the payment of the special, non-recurring dividend of $2.00 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN No.
          44), "Accounting for Certain Transactions Involving Stock Compensation" and EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

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

 (2) Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

          Accounting for Defined Benefit Pension and Other Postretirement Plans
          ---------------------------------------------------------------------

          In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (OPEB), which completes the first phase of a FASB project that will comprehensively reconsider accounting for pensions and other postretirement benefit plans and amends the following FASB Statements:

          *    SFAS No. 87, "Employers' Accounting for Pensions;"

          *    SFAS  No.  88,   "Employers'   Accounting  for   Settlements  and
               Curtailments of Defined Benefit Pension Plans and for Termination Benefits;"

          * SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" and

          * SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits."

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

          For public companies, the requirements to recognize the funded status of a plan and to comply with the disclosure provisions of SFAS No. 158 are effective as of the end of the fiscal year that ends after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. See Note 24.

          Consideration  of Prior  Years'  Errors in  Quantifying  Current  Year
          ----------------------------------------------------------------------
          Misstatements
          -------------
          In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Consideration of Prior Years' Errors in Quantifying Current Year Misstatements." SAB No. 108 provides guidance concerning the process to be applied in considering the impact of prior years' errors in quantifying misstatements in the current year. SAB No. 108 is effective for periods ending after November 15, 2006. The Company adopted SAB No. 108 in the fourth quarter of 2006. See Note 5.

          Accounting for Uncertainty in Income Taxes
          ------------------------------------------
          In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our financial position, results of operations or cash flows.

          How Taxes  Collected  from  Customers  and  Remitted  to  Governmental
          ----------------------------------------------------------------------
          Authorities should be presented in the Income Statement
          -------------------------------------------------------
          In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (EITF No. 06-3), which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We will adopt the disclosure requirements of EITF No. 06-3 commencing January 1, 2007.

          Exchanges of Productive Assets
          ------------------------------
          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of certain non-monetary assets (except for certain exchanges of products or property held for sale in the ordinary course of business). The Statement requires that non-monetary exchanges be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We have not had any "exchanges of nonmonetary" assets.

          Accounting for Conditional Asset Retirement Obligations
          -------------------------------------------------------
          In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Although a liability exists for the removal of asbestos, sufficient information is not available currently to estimate our liability, as the range of time over which we may settle these obligations is unknown or cannot be reasonably estimated. The adoption of FIN No. 47 during the fourth quarter of 2005 had no impact on our financial position or results of operations.

          Accounting Changes and Error Corrections
          ----------------------------------------
          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle, and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. The adoption of SFAS No. 154 during the first quarter of 2006 had no impact on our financial position or results of operations.

          Partnerships
          ------------
          In June 2005, the FASB issued EITF No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides new guidance on how general partners in a limited partnership should determine whether they control a limited partnership. EITF No. 04-5 is effective for fiscal periods beginning after December 15, 2005. We are the managing partner and have a 33% ownership position in a wireless voice business, Mohave Cellular Limited Partnership (Mohave).

          The   Company   has   applied   the   provisions   of  EITF  No.  04-5
          retrospectively and consolidated Mohave for all periods presented.

          Selected data for the Mohave partnership is as follows:

              ($ in thousands)                Year Ended December 31,
               --------------                 -----------------------
                                          2006          2005         2004
                                         ------        ------       ------
              Revenues                   $18,458       $16,151      $12,084
              Depreciation Expense       $ 2,022       $ 2,053      $ 1,864
              Operating Income           $ 6,035       $ 3,599      $   817

          Accounting for Endorsement Split-Dollar Life Insurance Arrangements
          -------------------------------------------------------------------
          In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

          Accounting for Purchases of Life Insurance
          ------------------------------------------
          In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-5, Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

(3)  Proposed Acquisition of Commonwealth Telephone:
     -----------------------------------------------

     On September 17, 2006, we entered into a definitive agreement to acquire Commonwealth Telephone for $41.72 per share, in a cash-and-stock taxable transaction, for a total purchase price of $1.2 billion. Each Commonwealth share will receive $31.31 in cash and 0.768 shares of Citizens' common stock. We expect to issue approximately 21 million shares in the merger.

     The acquisition has been approved by the Boards of Directors of both Citizens and Commonwealth and by Commonwealth's shareholders. The acquisition has received the requisite Hart-Scott Rodino and FCC approvals, but is still subject to Pennsylvania PUC approval. We expect the transaction to be consummated in the first half of 2007.

     We intend to finance the cash portion of the transaction with a combination of cash on hand and debt. We obtained a commitment letter for a $990.0 million senior unsecured term loan, the proceeds of which may be used to pay the cash portion of the acquisition consideration (including cash payable upon the assumed conversion of $300.0 million of the Commonwealth convertible notes in connection with the acquisition), to cash out restricted shares, options and other equity awards of Commonwealth, to repay all of Commonwealth's outstanding indebtedness (which was $35.0 million as of December 31, 2006) and to pay fees and expenses related to the acquisition. We expect to refinance this term loan, which matures within one year, with long-term debt prior to the maturity thereof. On December 22, 2006, this commitment was reduced by $400.0 million as the result of our issuance of 7.875% senior notes due 2027 in the amount of $400.0 million. In December 2006, we borrowed $150.0 million from CoBank under a 6 year unsecured term loan. These proceeds can be used to repurchase existing indebtedness or to essentially reduce the amount of additional borrowings needed in connection with the Commonwealth transaction. We expect the need to borrow $200.0 million - $300.0 million under the remaining commitment to close the Commonwealth transaction, pay all closing transaction costs and implementation costs.

(4)  Property, Plant and Equipment:
     ------------------------------

     The components of property, plant and equipment at December 31, 2006 and 2005 are as follows:

                                                      Estimated
($ in thousands)                                     Useful Lives           2006              2005
----------------                                 ------------------- ----------------- ------------------

Land                                                     N/A               $    17,944        $    17,921
Buildings and leasehold improvements                   41 years                324,230            320,789
General support                                     5 to 17 years              425,952            411,191
Central office/electronic circuit equipment         5 to 11 years            2,602,168          2,509,769
Cable and wire                                      15 to 60 years           3,171,421          3,052,560
Other                                               20 to 30 years              11,800             22,307
Construction work in progress                                                  131,951             98,582
                                                                      ----------------- ------------------
                                                                             6,685,466          6,433,119
Less: accumulated depreciation                                              (3,701,962)        (3,374,807)
                                                                      ----------------- ------------------
Property, plant and equipment, net                                         $ 2,983,504        $ 3,058,312
                                                                      ================= ==================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $350,107,000, $393,826,000 and $422,861,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2006.

(5)  Retained Earnings - Cumulative Effect Adjustment:
     -------------------------------------------------

     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB No. 108), "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, "Financial Statements Materiality," (SAB No.
     99) will be applied to determine whether the misstatement is material.

     SAB No. 108 allows for a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method but are material when evaluated under the dual approach proscribed by SAB No. 108. The Company adopted SAB No. 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. The adoption did not have any impact on the Company's cash flow or prior year financial statements. As a result of adopting SAB No. 108 in the fourth quarter of 2006 and electing to use the one-time transitional cumulative effect adjustment, the Company made adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors (all of which were determined to be immaterial under the Company's previous methodology):

     Summary SAB No. 108 entry recorded January 1, 2006:

               ($ in thousands)                       Increase/(Decrease)
               ----------------                       -------------------

               Property, Plant & Equipment                 $    1,990
               Goodwill                                        (3,716)
               Other Assets                                   (20,081)
                                                           -----------
                                                           $  (21,807)
                                                           ===========
               Current Liabilities                         $   (2,922)
               Deferred Taxes                                 (17,339)
               Other Long-Term Liabilities                    (13,037)
               Long-term Debt                                 (24,901)
               Retained Earnings                               36,392
                                                           -----------
                                                           $  (21,807)
                                                           ===========

     Deferred Tax Accounting. As a result of adopting SAB No. 108 in the fourth quarter of 2006 we recorded a decrease in deferred income tax liabilities in the amount of approximately $23.5 million and an increase in retained earnings of approximately $23.5 million as of January 1, 2006. The change in deferred tax and retained earnings is a result of excess deferred tax liabilities that built up in periods prior to 2003 (approximately $4 million in 2003, $5.4 million in 2002 and $14.1 million in 2001 and prior) resulting primarily from differences between actual state income tax rates and the effective composite state rate utilized for estimating the Company's book state tax provisions.

     Goodwill. During 2002 we estimated and booked impairment charges (pre-tax) of $1.07 billion. We subsequently discovered that the impairment charge recorded was overstated as it exceeded the underlying book value by approximately $8.1 million. The result was an understatement of goodwill. We corrected this error by reversing the negative goodwill balance of $8.1 million with an offset to increase retained earnings.

     Unrecorded  Liabilities.  Citizens  has  changed  its  accounting  policies associated with the accrual of utilities and vacation expense. Historically, the Company's practice was to expense utility and vacation costs in the period these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of income. The utility costs will now be accrued in the period used and vacation costs will be accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $3.0 million and, as provided in SAB No. 108, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006.

     We established an accrual of $4.5 million for advance billings associated with certain revenue at two telephone properties that the Company has operated since the 1930's. For these two properties, the Company's records have not reflected the liability. This had no impact on the revenue reported for any of the five years reported in this 10-K.

     We recorded a liability of $2.5 million to recognize a post retirement annuity payment obligation for two former executives of the Company. The liability should have been established in 1999 at the time the two employees elected to exchange their death benefit rights for an annuity payout in accordance with the terms of their respective split dollar life insurance agreements. We established the liability effective January 1, 2006 in accordance with SAB No. 108 by reducing retained earnings by a like amount.

     Long-Term Debt. We recorded a reclassification of $20.1 million from other assets to long-term debt. The balance represents debt discounts which the company historically accounted for as a deferred asset. For certain debt issuances the Company amortized the debt discount using the straight line method instead of the effective interest method. We corrected this error by increasing the debt discount by $4.8 million and increasing retained earnings by a like amount.

     Customer Advances for Construction. Amounts associated with "construction advances" remaining on the Company's balance sheet ($92.4 million at December 31, 2005) included approximately $7.3 million of such contract advances that were transferred to the purchaser of our water and wastewater operations on January 15, 2002 and accordingly should have been included in the gain recognized upon sale during that period. Upon the adoption of SAB No. 108 in the fourth quarter of 2006, this error was corrected as of January 1, 2006 through a decrease in other long-term liabilities and an increase in retained earnings.

     Purchase Accounting. During the period 1991 to 2001 Citizens acquired a number of telecommunications businesses, growing its asset base from approximately $400 million in 1991 to approximately $6 billion by the end of 2001. As a result of these acquisitions, we recorded in accordance with purchase accounting standards, all of the assets and liabilities associated with these properties. We have determined that approximately $18.8 million
     (net) of liabilities were established in error. Approximately $18.0 million of the liabilities should have been recorded as a decrease to goodwill, $4.2 million should have been an increase to property, plant and equipment ($1.99 million after amortization of $2.21 million). In addition, $4.964 million of liabilities should have been reversed in 2001. We corrected this error by reversing the liability to retained earnings.

     As permitted by the adoption of SAB No. 108 we have adjusted our previously recorded acquisition entries as follows:

              ($ in thousands, increase/(decrease))
              -------------------------------------

              Property, Plant & Equipment               $   1,990
              Goodwill                                    (18,049)
                                                        ----------
                        Assets                          $ (16,059)
                                                        ==========

              Current Liabilities                       $ (10,468)
              Other Long-Term Liabilities                  (8,345)
              Retained Earnings                             2,754
                                                        ----------
                                                        $ (16,059)
                                                        ==========

     Tax Effect. The net effect on taxes (excluding the $23.5 million entry described above) resulting from the adoption of SAB No. 108 was an increase to deferred tax liabilities of $6.2 million and an increase to goodwill of $6.2 million.

(6)  Accounts Receivable:
     --------------------

     The components of accounts receivable at December 31, 2006 and 2005 are as follows:

($ in thousands)                               2006             2005
----------------                           --------------  ---------------

End user                                       $ 278,891        $ 210,224
Other                                             17,383           24,231
Less:  Allowance for doubtful accounts          (108,537)         (31,385)
                                           --------------  ---------------
   Accounts receivable, net                    $ 187,737        $ 203,070
                                           ==============  ===============

                                                         Additions
                                               -------------------------------
                                  Balance at    Charged to    Charged to other              Balance at
                                 beginning of    bad debt        accounts-                    end of
Accounts                            period       expense *        revenue      Deductions     period
------------------------------  -----------------------------------------------------------------------

Allowance for doubtful accounts
         2004                       $ 35,916      $ 17,657          $ 2,215      $ 20,708     $ 35,080
         2005                         35,080        12,797            1,080        17,572       31,385
         2006                         31,385        20,257           80,003        23,108      108,537
-------------------------------------------------------------------------------------------------------

     * Such amounts are included in bad debt expense and for financial reporting purposes are classified as contra-revenue.

     We maintain an allowance for estimated bad debts based on our estimate of collectibility of our accounts receivable. Bad debt expense is recorded as a reduction to revenue. Our reserve has increased by approximately $78,250,000 as a result of carrier activity that is in dispute.

     Our principal carrier dispute concerns the "origination" of certain calls carried by AT&T Corp. and AT&T Communications, Inc. (collectively, "AT&T") and terminated on our networks. In January 2006, we filed a complaint against AT&T in the United States District Court for the District of New Jersey with respect to this dispute (which case was consolidated with that of other plaintiffs in February 2006). During the pendency of the dispute we became better able to estimate the true "origination" of the calls and minutes in dispute and back billed AT&T for the difference in rates, including interest. We have reserved substantially all of these amounts. The FCC has denied AT&T's petition regarding its treatment on the "origination" of the specific class of calls but left any resolution of retroactive payments to the parties. In November 2006, AT&T filed counterclaims against us. We have been engaged in settlement negotiations with AT&T. If a settlement is not reached, we will continue to vigorously pursue our case and defend the counterclaims in the federal court.

(7)  Other Intangibles:
     ------------------

     Other intangibles at December 31, 2006 and 2005 are as follows:

      ($ in thousands)                                2006             2005
      ----------------                         ---------------  ----------------

Customer base - amortizable over 96 months         $  994,605        $  994,605
Trade name - non-amortizable                          122,058           122,058
                                               ---------------  ----------------
    Other intangibles                               1,116,663         1,116,663
Accumulated amortization                             (684,310)         (557,930)
                                               ---------------  ----------------
    Total other intangibles, net                   $  432,353        $  558,733
                                               ===============  ================

     Amortization  expense was  $126,380,000,  $126,378,000 and $126,520,000 for
     the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense, based on our estimate of useful lives, is estimated to be $126,380,000 per year through 2008 and $57,535,000 in 2009, at which point the customer base will have been fully amortized.

(8)  Discontinued Operations:
     ------------------------

     (a)  Electric Lightwave
          ------------------
          On July 31, 2006, we sold our CLEC  business,  Electric  Lightwave LLC
          (ELI), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

          In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from operations, and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of ELI as discontinued operations in our consolidated statements of operations and have restated prior periods.

          We ceased to record depreciation expense effective February 2006.

          Summarized financial information for ELI (discontinued operations) is set forth below:

           ($ in thousands)                  For the years ended December 31,
           ----------------     -----------------------------------------------------
                                      2006              2005              2004
                                ----------------- ----------------- -----------------
Revenue                                $ 100,612         $ 159,161         $ 156,030
Operating income                       $  27,882         $  21,480         $  16,621
Income taxes                           $  11,583         $   9,070         $   6,175
Net income                             $  18,912         $  12,226         $   9,855
Gain on disposal, net of tax           $  71,635         $       -         $       -


                                                     December 31,       December 31,
($ in thousands)                                         2006               2005
----------------                                   -----------------  -----------------
                                                        (Sold)
Current assets                                                               $  24,986
Net property, plant and equipment                                              137,730
                                                                      -----------------
Total assets of discontinued operations                                      $ 162,716
                                                                      =================

Current liabilities                                                          $  21,605
Long term liabilities                                                           24,661
                                                                      -----------------
Total liabilities of discontinued operations                                 $  46,266
                                                                      =================

     (b)  Conference Call USA
          -------------------
          In February 2005, we entered into a definitive agreement to sell Conference-Call USA, LLC (CCUSA), our conferencing services business. On March 15, 2005, we completed the sale for $43,565,000 in cash. The pre-tax gain on the sale of CCUSA was $14,061,000. Our after-tax gain was approximately $1,167,000. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

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

          Summarized financial information for CCUSA (discontinued operations) is set forth below:

($ in thousands)                             For the years ended December 31,
----------------                           -----------------------------------------------------
                                                 2006              2005              2004
                                           ----------------- ----------------- -----------------
Revenue                                         (Sold)                $ 4,607          $ 24,558
Operating income                                                      $ 1,489          $  8,188
Income taxes                                                          $   449          $  2,957
Net income                                                            $ 1,040          $  5,231
Gain on disposal of CCUSA, net of tax                                 $ 1,167          $      -

          There was no balance sheet data to report for CCUSA as of December 31, 2006 or 2005.

     (c)  Public Utilities
          ----------------
          On April 1, 2004, we completed the sale of our Vermont electric distribution operations for approximately $13,992,000 in cash, net of selling expenses. With that transaction, we completed the divestiture of our public utilities services business pursuant to plans announced in 1999.

(9)  Investments:
     ------------

     The components of investments at December 31, 2006 and 2005 are as follows:

($ in thousands)                          2006             2005
----------------                     ---------------- ----------------

Marketable equity securities                $     30         $    122
Equity method investments                     16,444           15,877
                                     ---------------- ----------------
                                            $ 16,474         $ 15,999
                                     ================ ================

     Marketable Securities
     As of December 31, 2006 and 2005, we owned 3,059,000 shares of Adelphia Communications Corp. (Adelphia) common stock. As a result of write downs recorded in 2002 and 2001, our "book cost basis" was reduced to zero and subsequent increases and decreases, except for those deemed other than temporary, are included in accumulated other comprehensive income (loss). Unrealized holding gains at December 31, 2006 and 2005 were $30,000 and $122,000 respectively which approximates the fair market value.

     During 2004, we sold our investments in D & E Communications, Inc. (D & E) and Hungarian Telephone and Cable Corp. (HTCC) for approximately $13,300,000 and $13,200,000 in cash, respectively. We recorded net realized gains of $12,066,000 in our statement of operations for the sale of these marketable securities.

     At December 31, 2006 and 2005, we did not have any investments that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months. We determined that market fluctuations during the period are not other than temporary because the severity and duration of the unrealized losses were not significant.

     Equity Method Investments
     Our investments in entities that are accounted for under the equity method of accounting consist of the following: (1) a 16.8% interest in the Fairmount Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Rural Service Area (RSA) designated by the FCC as Georgia RSA No. 3; and (2) our investments in CU Capital and CU Trust with relation to our convertible preferred securities. The investments in these entities amounted to $16,444,000 and $15,877,000 at December 31, 2006 and 2005, respectively.

(10) Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2006 and 2005. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

     The fair value of our marketable securities and long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments. Other securities and investments for which market values are not readily available are carried at cost.

      ($ in thousands)                 2006                                2005
      ----------------      ----------------------------------- ---------------------------------
                               Carrying                            Carrying
                                Amount          Fair Value          Amount         Fair Value
                            ---------------- ------------------ ---------------- ----------------
Investments                     $    16,474        $    16,474      $    15,999      $    15,999
Long-term debt (1)              $ 4,460,755        $ 4,620,921      $ 3,995,130      $ 4,022,960

(1)  2006  and  2005  includes   interest  rate  swaps  of   ($10,289,000)   and
     ($8,727,000),  respectively.  2006 and 2005 includes  EPPICS of $17,860,000 and $33,785,000, respectively.

(11) Long-term Debt:
     ---------------

     The activity in our long-term debt from December 31, 2005 to December 31, 2006 is summarized as follows:

                                                             Twelve Months Ended
                                                   --------------------------------------------
                                                                            Interest                                 Rate* at
                                    December 31,                  New         Rate                  December 31,    December 31,
($ in thousands)                        2005       Payments   Borrowings      Swap        Other         2006            2006
----------------
  Rural Utilities Service Loan
    Contracts                      $   22,809     $    (923)    $     -      $   -      $    -       $   21,886         6.080%

  Senior Unsecured Debt             4,120,781      (226,770)     550,000       (1,562)    (7,431)     4,435,018         8.296%

  EPPICS (see Note 15)                 33,785            -            -          -       (15,925)        17,860         5.000%

  Industrial Development Revenue
     Bonds                             58,140            -            -          -           -           58,140         5.559%
                                  ------------    ----------   ----------    ---------  ---------    -----------
TOTAL LONG TERM DEBT               $4,235,515     $(227,693)    $550,000     $ (1,562)  $(23,356)    $4,532,904
                                  ------------    ==========   ==========    =========  =========    -----------
  Less: Debt Discount                 (12,692)                                                          (32,878)
  Less: Current Portion              (227,693)                                                          (39,271)
                                  ------------                                                       -----------
                                   $3,995,130                                                        $4,460,755
                                  ============                                                       ===========

* Interest rate includes amortization of debt issuance expenses, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     Additional information regarding our Senior Unsecured Debt at December 31:

                                              2006                                   2005
                                    ---------------------------------      ---------------------------------
                                       Principal          Interest             Principal         Interest
($ in thousands)                      Outstanding           Rate              Outstanding          Rate
----------------                    -----------------    ------------      -----------------    ------------
Senior Notes:
   Due 8/17/2006                         $         -            -               $    51,770        6.758%
   Due 8/15/2008                             495,240        7.625%                  699,990        7.625%
   Due 5/15/2011                           1,050,000        9.250%                1,050,000        9.250%
   Due 10/24/2011                            200,000        6.270%                  200,000        6.270%
   Due 12/31/2012                            150,000     6.75% (variable)                 -             -
   Due 1/15/2013                             700,000        6.250%                  700,000        6.250%
   Due 1/15/2027                             400,000        7.875%                        -             -
   Due 8/15/2031                             945,325        9.000%                  748,006        9.000%
                                    -----------------                      -----------------
                                           3,940,565                              3,449,766

Debentures due 2025 - 2046                   468,742        7.136%                  643,742        7.263%
Subsidiary Senior
   Notes due 12/1/2012                        36,000        8.050%                   36,000        8.050%
   Fair value of interest rate
   swaps                                     (10,289)                                (8,727)
                                    -----------------                      -----------------
             Total                       $ 4,435,018                            $ 4,120,781
                                    =================                      =================

     For the year ended December 31, 2006, we retired an aggregate principal amount of $251.0 million of debt, including $15.9 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2006 (EPPICS) that were converted into our common stock.

     During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. During the fourth quarter of 2006, we entered into four debt-for-debt exchanges and exchanged $157.3 million of our 7.625% notes due 2008 for $149.9 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions. However, with respect to the first quarter debt exchanges, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

     On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006.

     On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par.

     On August 17, 2006, we retired at par the $29.1 million remaining balance of the 6.75% Senior Notes.

     In February 2006, our Board of Directors authorized us to repurchase up to $150.0 million of our outstanding debt over the following twelve-month period. These repurchases may require us to pay premiums, which would result in pre-tax losses to be recorded in investment and other income
     (loss). Through December 31, 2006, we have not made any purchases pursuant to this authorization.

     On December 22, 2006, we issued in a private placement, an aggregate $400.0 million principal amount of 7.875% Senior Notes due January 15, 2027. Proceeds from the sale are expected to be used to partially finance our acquisition of Commonwealth Telephone or if the acquisition is not completed, to purchase, redeem or otherwise retire a portion of our outstanding debt. We have agreed to file with the SEC a registration statement for the purpose of exchanging these notes for registered notes.

     In December 2006, we borrowed $150.0 million under a senior unsecured term loan agreement. The loan matures in 2012 and bears interest based on an average prime rate or London Interbank Offered Rate or LIBOR plus 1 3/8%, at our election. We intend to use the proceeds to repurchase a portion of our outstanding debt or to partially finance the Commonwealth acquisition.

     As of December 31, 2006, EPPICS representing a total principal amount of $193.9 million had been converted into 15.6 million shares of our common stock, and a total of $7.4 million remains outstanding to third parties. Our long term debt footnote indicates $17.9 million of EPPICS outstanding at December 31, 2006, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

     We had a total outstanding principal amount of industrial development revenue bonds of $58,140,000 at December 31, 2006 and 2005. The earliest maturity date for these bonds is in August 2015. Under the terms of our agreements to sell our former gas and electric operations in Arizona, completed in 2003, we are obligated to call for redemption, at their first available call dates, three Arizona industrial development revenue bond series aggregating to approximately $33,440,000. These bonds' first call dates are in 2007. We expect to retire all called bonds with cash. In addition, holders of $11,150,000 principal amount of industrial development bonds may tender such bonds to us at par and we have the simultaneous option to call such bonds at par on August 7, 2007. We expect to call the bonds and retire them with cash.

     As of December 31, 2006 we had available lines of credit with financial institutions in the aggregate amount of $249,600,000 with a maturity date of October 29, 2009. Outstanding standby letters of credit issued under the facility were $0.4 million. Associated facility fees vary depending on our leverage ratio and were 0.375% as of December 31, 2006. During the term of the credit facility we may borrow, repay and re-borrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

     For  the  year  ended   December   31,   2004,   we  retired  an  aggregate
     $1,350,397,000 of debt (including $147,991,000 of EPPICS conversions), representing approximately 28% of total debt outstanding at December 31, 2003. The retirements generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $66,480,000 recorded in other income
     (loss), net.

     We are in compliance with all of our debt and credit facility covenants.

     Our principal payments for the next five years are as follows:

                             ($ in thousands)
                             ----------------         Principal
                                                      Payments
                                                      ---------

                               2007                      39,271
                               2008                     497,688
                               2009                       2,507
                               2010                       5,886
                               2011                   1,252,517

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of December 31, 2006 and December 31, 2005 were $550,000,000 and $500,000,000, respectively. Such contracts require us to pay variable rates of interest (average pay rates of approximately 9.02% and 8.60% as of December 31, 2006 and 2005, respectively) and receive fixed rates of interest (average receive rates of 8.26% and 8.46% as of December 31, 2006 and 2005, respectively). The fair value of these derivatives is reflected in other liabilities as of December 31, 2006 and 2005, in the amount of ($10,289,000) and ($8,727,000), respectively. The related underlying debt has been decreased in 2006 and 2005 by a like amount. For the year ended December 31, 2006 , the interest expense resulting from these interest rate swaps totaled approximately $4.2 million. For the years ended December 31, 2005 and 2004 our interest expense was reduced by $2.5 million and $9.4 million, respectively.

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

(14) Investment Income and Other Income (Loss), net:
     -----------------------------------------------

     During 2006 we recognized a gain of $61.4 million (recorded in investment income) arising from the liquidation and dissolution of the RTB.

     The components of other income (loss), net for the years ended December 31, 2006, 2005 and 2004 are as follows:

($ in thousands)                                          2006               2005               2004
----------------                                    -----------------  -----------------  -----------------
Legal contingencies                                         $ (1,000)          $ (7,000)         $       -
Gain on expiration/settlement of customer advances             3,539                681             25,345
Loss on exchange of debt                                      (2,433)            (3,175)                 -
Premium on debt repurchases                                        -                  -            (66,480)
Minority share of Mohave Cellular net income                  (4,164)            (3,599)              (817)
Gain on forward rate agreements                                  430              1,851                  -
Loss on sale of assets                                             -                  -             (1,945)
Other, net                                                     2,501              9,881             (9,568)
                                                    -----------------  -----------------  -----------------
     Total other income (loss), net                         $ (1,127)          $ (1,361)         $ (53,465)
                                                    =================  =================  =================

     During 2006 and 2005, we recorded expense in connection with the Bangor, Maine legal matter. In connection with our exchange of debt during the first quarter of 2006 and second quarter of 2005, we recognized a non-cash, pre-tax loss. 2006 and 2005 also include a gain for the changes in fair value of our forward rate agreements.

     During 2006, 2005 and 2004, we recognized income in connection with certain retained liabilities, that have terminated, associated with customer advances for construction from our disposed water properties.

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

(15) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of EPPICS, representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). These securities convert into our common stock at an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly-owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the four quarters of 2006, 2005 and 2004. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of December 31, 2006, EPPICS representing a total principal amount of $193,896,000 had been converted into 15,626,965 shares of our common stock. A total of $7,354,000 of EPPICS is outstanding as of December 31, 2006 and if all outstanding EPPICS were converted, 641,485 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $17,860,000 of EPPICS outstanding at December 31, 2006, of which $10,500,000 is debt of related parties for which the company has an offsetting receivable.

     We adopted the  provisions of FIN No. 46R (revised  December 2003) (FIN No.
     46R), "Consolidation of Variable Interest Entities," effective January 1, 2004. Accordingly, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. are deconsolidated.

(16) Capital Stock:
     --------------

     We are authorized to issue up to 600,000,000 shares of common stock. The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(17) Stock Plans:
     ------------

     At December 31, 2006, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. These plans, which are described below are the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Non-Employee Directors' Deferred Fee Plan (Deferred Fee Plan) and the Non-Employee Directors' Equity Incentive Plan (Director's Equity Plan, and together with the Deferred Fee plan, the Director Plans).

     Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for 2006 in the amount of $2,230,000 for the cost of stock options. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At December 31, 2006, there were 29,930,472 shares authorized for grant under these plans and 5,871,730 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP and the Deferred Fee plan.

     In connection with the Director Plans, compensation costs associated with the issuance of stock units was $2,017,000, $1,069,000 and $2,222,000 in 2006, 2005 and 2004, respectively. Cash compensation associated with this plan was $502,000, $434,000 and $642,000 in 2006, 2005 and 2004,
     respectively. These costs are recognized in other operating expenses.

     We have granted restricted stock awards to key employees in the form of our common stock. The number of shares issued as restricted stock awards during 2006, 2005 and 2004 were 732,000, 352,000 and 2,172,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time based. At December 31, 2006, 1,174,000 shares of restricted stock were outstanding. Compensation expense, recognized in operating expense, of $6,034,000, $7,358,000 and $45,313,000, for the years ended December 31,
     2006, 2005 and 2004, respectively, has been recorded in connection with these grants.

                        Management Equity Incentive Plan
                        --------------------------------
     Prior to its expiration on June 21, 2000, awards of our common stock could have been granted under the MEIP to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock or other stock-based awards.

     Since the expiration of the MEIP, no awards have been or may be granted under the MEIP. The exercise price of stock options issued was equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options were not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

                      1996 and 2000 Equity Incentive Plans
                      ------------------------------------
     Since the expiration date of the 1996 EIP on May 22, 2006, no awards have been or may be granted under the 1996 EIP. Under the 2000 EIP, awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SAR's, restricted stock or other stock-based awards. As discussed under the Non-Employee Directors' Compensation Plans below, prior to May 25, 2006 directors received an award of stock options under the 2000 EIP upon commencement of service.

     At December 31, 2006, there were 27,389,711 shares authorized for grant under the 2000 EIP and 3,385,785 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP plan. The exercise price of stock options and SARs under the 2000 and 1996 EIP generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years).

     Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     In connection with the payment of the special, non-recurring dividend of $2.00 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation" and EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     The following summary presents information regarding outstanding stock options and changes with regard to options under the MEIP and EIP plans:

                                                                             Weighted         Weighted           Aggregate
                                                           Shares            Average           Average           Intrinsic
                                                         Subject to        Option Price       Remaining          Value at
                                                           Option           Per Share       Life in Years       December 31
     ---------------------------------------------- --------------------- --------------- ------------------ ------------------
     Balance at January 1, 2004                           17,965,000         $11.94
         Options granted                                          -               -
         Options exercised                                (7,411,000)          9.69                             $29,002,000
         Options canceled, forfeited or lapsed              (355,000)         12.14
         Effect of special, non-recurring dividend         2,212,000              -
     ---------------------------------------------- ---------------------
     Balance at December 31, 2004                         12,411,000          11.15               6.11          $38,162,000
         Options granted                                     183,000          11.58
         Options exercised                                (4,317,000)         10.52                             $12,730,000
         Options canceled, forfeited or lapsed              (292,000)         10.48
     ---------------------------------------------- ---------------------
      Balance at December 31, 2005                         7,985,000          11.52               5.32          $13,980,000
         Options granted                                      22,000          12.55
         Options exercised                                (2,695,000)          9.85                             $ 9,606,000
         Options canceled, forfeited or lapsed               (70,000)         10.13
     ---------------------------------------------- ---------------------
      Balance at December 31, 2006                         5,242,000         $12.41               4.36          $14,490,000
     ============================================== =====================

     The following table summarizes information about shares subject to options under the MEIP and EIP plans at December 31, 2006:

                                  Options Outstanding                                          Options Exercisable
    ---------------------------------------------------------------------------------    ---------------------------------
                                                                    Weighted Average                            Weighted
         Number             Range of         Weighted Average         Remaining               Number          Average
       Outstanding       Exercise Prices      Exercise Price        Life in Years          Exercisable     Exercise Price
    ------------------ -------------------- -------------------- -------------------- -- ----------------- ---------------
           327,000       $  6.45 -  6.67           $ 6.51               1.94                   327,000         $ 6.51
           149,000          7.33 -  7.98             7.37               0.75                   149,000           7.37
           581,000          8.19 -  8.19             8.19               5.38                   581,000           8.19
            29,000          8.53 -  9.68             8.96               1.53                    29,000           8.96
           900,000         10.44 - 10.44            10.44               6.41                   483,000          10.44
           379,000         11.15 - 11.15            11.15               3.80                   379,000          11.15
           740,000         11.79 - 11.79            11.79               4.38                   740,000          11.79
         2,137,000         11.90 - 18.46            16.13               3.99                 2,103,000          16.18
    ------------------                                                                   -----------------
         5,242,000       $  6.45 - 18.46           $12.41               4.36                 4,791,000         $12.58
    ==================                                                                   =================

     The number of options exercisable at December 31, 2005 and 2004 were 6,548,000 and 9,235,000, with a weighted average exercise price of $11.92 and $11.57, respectively.

     Cash received upon the exercise of options during 2006, 2005 and 2004 was $27,200,000, $47,550,000 and $84,522,000 respectively. Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2006 was $771,000 and the weighted average period over which this cost is expected to be recognized is approximately one year.

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

     The following table presents the weighted average assumptions used for grants in 2006 and 2005. There were no option grants during 2004.


                                                2006           2005
               --------------------------- --------------- --------------
               Dividend yield                    7.55%             7.72%
               Expected volatility                 44%               46%
               Risk-free interest rate           4.89%             4.16%
               Expected life                   5 years           6 years
               --------------------------- --------------- --------------

     The following summary presents information regarding unvested restricted stock and changes with regard to restricted stock under the MEIP and the
     EIPs:

                                                                             Weighted         Aggregate
                                                                             Average        Fair Value at
                                                         Number of          Grant Date      December 31,
                                                           Shares           Fair Value          2006
     ---------------------------------------------- --------------------- --------------- ------------------
     Balance at January 1, 2004                            1,159,000         $10.18
         Restricted stock granted                          2,172,000          12.68          $29,953,000
         Restricted stock vested                          (1,638,000)         11.32          $22,592,000
         Restricted stock forfeited                           (7,000)         12.59
     ---------------------------------------------- ---------------------
     Balance at December 31, 2004                          1,686,000          12.29          $23,253,000
         Restricted stock granted                            352,000          13.11          $ 4,305,000
         Restricted stock vested                            (491,000)         12.27          $ 6,000,000
         Restricted stock forfeited                          (91,000)         12.58
     ---------------------------------------------- ---------------------
      Balance at December 31, 2005                         1,456,000          12.47          $17,808,000
         Restricted stock granted                            732,000          12.87          $10,494,000
         Restricted stock vested                            (642,000)         12.08          $ 9,226,000
         Restricted stock forfeited                         (372,000)         12.60
     ---------------------------------------------- ---------------------
     Balance at December 31, 2006                          1,174,000         $12.89          $16,864,000
     ============================================== =====================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2006 was $9,934,000 and the weighted average period over which this cost is expected to be recognized is approximately two years.

                   Non-Employee Directors' Compensation Plans
                   ------------------------------------------
     Upon commencement of his or her service on the Board of Directors, each non-employee director receives a grant of 10,000 stock options. These options are currently awarded under the Directors' Equity Plan. Prior to effectiveness of the Directors' Equity Plan on May 25, 2006, these options were awarded under the 2000 EIP. The exercise price of these options, which become exercisable six months after the grant date, is the fair market value (as defined in the relevant plan) of our common stock on the date of grant. Options granted under the Directors' Equity Plan expire on the earlier of the tenth anniversary of the grant date or the first anniversary of termination of service as a director.

     Each non-employee director also receives an annual grant of 3,500 stock units. These units are currently awarded under the Directors' Equity Plan and prior to effectiveness of that plan, were awarded under the Deferred Fee plan. Since the effectiveness of the Director's Equity Plan, no further grants have been made under the Deferred Fee Plan. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of such options was set at 100% of the fair market value on the date the options were granted. The options are exercisable six months after the grant date and remain exercisable for ten years after the grant date.

     In addition, each year, each non-employee director is also entitled to receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director, which are awarded under the Directors' Equity Plan. For 2006, each non-employee director had to elect, by December 31 of the preceding year, to receive $40,000 cash or 5,760 stock units as an annual retainer. Directors making a stock unit election must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death. Prior to June 30, 2003, a director could elect to receive 20,000 stock options as an annual retainer in lieu of cash or stock units. The exercise price of the stock options was set at the average of the high and low market prices of our common stock on the date of grant. The options were exercisable six months after the date of grant and had a 10-year term.

     The number of shares of common  stock  authorized  for  issuance  under the
     Directors' Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At December 31, 2006, there were 2,485,945 shares available for grant. There were 13 directors participating in the Directors' Plans during all or part of 2006. In 2006, the total options, plan units, and stock earned were 20,000, 81,000 and 0, respectively. In 2005, the total options, plan units, and stock earned were 70,000, 64,000 and 0, respectively. In 2004, the total options, plan units, and stock earned were 50,000, 57,226 and 0, respectively. Options granted prior to the adoption of the Director's Equity Plan were granted under the 2000 EIP. At December 31, 2006, 157,908 options were exercisable at a weighted average exercise price of $11.97.

     For 2006, each non-employee director received fees of $2,000 for each in-person Board of Directors and committee meeting attended and $1,000 for each telephone Board and committee meeting attended. The chairs of the Audit, Compensation, Nominating and Corporate Governance and Retirement Plan Committees were paid an additional annual fee of $25,000, $15,000, $7,500 and $5,000, respectively. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, received an additional annual fee of $15,000. A director must elect, by December 31 of the preceding year, to receive meeting and other fees in cash, stock units, or a combination of both. All fees paid to the non-employee directors in 2006 were paid quarterly. If the director elects stock units, the number of units credited to the director's account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the closing prices of our common stock on the last business day of the calendar quarter in which the fees or stipends were earned. Units are credited to the director's account quarterly.

     We account for the Deferred Fee Plan and Directors' Equity Plan in accordance with SFAS No. 123R. To the extent directors elect to receive the distribution of their stock unit account in cash, they are considered liability-based awards. To the extent directors elect to receive the distribution of their stock unit accounts in common stock, they are considered equity-based awards. Compensation expense for stock units that are considered equity-based awards is based on the market value of our common stock at the date of grant. Compensation expense for stock units that are considered liability-based awards is based on the market value of our common stock at the end of each period. For awards granted prior to 1999, a director could elect to be paid in stock options. Generally, compensation cost was not recorded because the options were granted at the fair market value of our common stock on the grant date under APB No. 25 and related interpretations.

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one-for-one basis) or in cash. As of December 31, 2006, the liability for such payments was $686,000 all of which will be payable in stock (based on the July 15, 1999 stock price).

(18) Restructuring and Other Expenses:
     ---------------------------------

     2006, 2005 and 2004
     -------------------
     During 2006, 2005 and 2004, we did not recognize any restructuring and other expenses. We continue to review our operations, personnel and facilities to achieve greater efficiency.

(19) Income Taxes:
     -------------

     The following is a reconciliation of the provision for income taxes for continuing operations computed at federal statutory rates to the effective rates for the years ended December 31, 2006, 2005 and 2004:

                                                                  2006         2005         2004
                                                               ------------ -----------  -----------
Consolidated tax provision at federal statutory rate                35.0 %      35.0 %       35.0 %
State income tax provisions, net of federal income tax benefit       2.1 %       1.6 %        1.4 %
Tax reserve adjustment                                               0.2 %      (8.2)%      (22.5)%
All other, net                                                      (2.4)%       0.2 %       (7.0)%
                                                               ------------ -----------  -----------
                                                                    34.9 %      28.6 %        6.9 %
                                                               ============ ===========  ===========

     The components of the net deferred income tax liability (asset) at December
     31 are as follows:

     ($ in thousands)                                             2006         2005
     ----------------                                          ------------ -----------

Deferred income tax liabilities:
--------------------------------
   Property, plant and equipment basis differences               $ 547,726   $ 571,956
   Intangibles                                                     175,991     168,703
   Other, net                                                        9,675       3,207
                                                               ------------ -----------
                                                                   733,392     743,866
                                                               ------------ -----------

Deferred income tax assets:
---------------------------
   Minimum pension liability                                             -      76,368
   FASB 158 pension/OPEB liability                                  51,660           -
   Tax operating loss carryforward                                  81,515     260,053
   Alternate minimum tax credit carryforward                        54,834      43,678
   Employee benefits                                                70,013      66,853
   Other, net                                                       24,039      21,279
                                                               ------------ -----------
                                                                   282,061     468,231
    Less: Valuation allowance                                      (49,679)    (38,131)
                                                               ------------ -----------
   Net deferred income tax asset                                   232,382     430,100
                                                               ------------ -----------
    Net deferred income tax liability                            $ 501,010   $ 313,766
                                                               ============ ===========


Deferred tax assets and liabilities are reflected in
----------------------------------------------------
  the following captions on the balance sheet:
  --------------------------------------------
    Deferred income taxes                                        $ 514,130   $ 325,084
    Other current assets                                           (13,120)    (11,318)
                                                               ------------ -----------
      Net deferred income tax liability                          $ 501,010   $ 313,766
                                                               ============ ===========

     Our federal and state tax operating loss carryforwards as of December 31, 2006 are estimated at $56,636,000 and $1,186,873,000, respectively. Our federal loss carryforward will expire in the year 2025. A portion of our state loss carryforward will begin to expire in 2007. Our alternative minimum tax credit as of December 31, 2006 can be carried forward indefinitely to reduce future regular tax liability.

     The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

    ($ in thousands)                                               2006         2005         2004
    ----------------                                           ------------ -----------  -----------

Income taxes charged (credited) to the income statement for
   continuing operations:
   Current:
      Federal                                                    $     772    $ 16,708     $ (9,951)
      State                                                          3,676     (33,006)      (3,643)
                                                               ------------ -----------  -----------
       Total current                                                 4,448     (16,298)     (13,594)

   Deferred:
      Federal                                                      128,534      89,446       21,183
      Federal tax credits                                                -         (18)         (40)
      State                                                          3,497       2,140       (3,302)
                                                               ------------ -----------  -----------
       Total deferred                                              132,031      91,568       17,841
                                                               ------------ -----------  -----------
          Subtotal income taxes for continuing operations          136,479      75,270        4,247
Income taxes charged to the income statement for
   discontinued operations:
   Current:
    Federal                                                          3,018           -            -
    State                                                            2,004           2            3
                                                               ------------ -----------  -----------
       Total current                                                 5,022           2            3

   Deferred:
      Federal                                                       47,732      18,871        8,219
      State                                                          3,835       3,538          910
                                                               ------------ -----------  -----------
       Total deferred                                               51,567      22,409        9,129
                                                               ------------ -----------  -----------
          Subtotal income taxes for discontinued operations         56,589      22,411        9,132
                                                               ------------ -----------  -----------
Total income taxes charged to the income statement (a)             193,068      97,681       13,379

   Income taxes charged (credited) to shareholders' equity:
   Deferred income taxes (benefits) on unrealized/realized
      gains or losses on securities classified as
      available-for-sale                                               (35)       (411)     (10,982)
   Current benefit arising from stock options exercised and
      restricted stock                                              (3,777)     (5,976)     (13,765)
   Deferred income taxes (benefits) arising from the recognition
      of additional pension/OPEB  liability                         24,707     (13,933)      (6,645)
Deferred tax benefit from recording adjustments from the
   adoption of SAB 108                                             (17,339)          -            -
                                                               ------------ -----------  -----------
      Income taxes charged (credited) to shareholders'
         equity (b)                                                  3,556     (20,320)     (31,392)
                                                               ------------ -----------  -----------
Total income taxes: (a) plus (b)                                 $ 196,624    $ 77,361     $(18,013)
                                                               ============ ===========  ===========


(20) Net Income Per Common Share:
     ----------------------------

     The reconciliation of the net income per common share calculation for the years ended December 31, 2006, 2005 and 2004 is as follows:

($ in thousands, except per-share amounts)
------------------------------------------                             2006                2005                 2004
                                                                 ------------------  ------------------   ------------------
Net income used for basic and diluted
   earnings per common share:
Income from continuing operations                                        $ 254,008           $ 187,942             $ 57,064
Income from discontinued operations                                         90,547              14,433               15,086
                                                                 ------------------  ------------------   ------------------
Total basic net income available for common shareholders                 $ 344,555           $ 202,375             $ 72,150
                                                                 ------------------  ------------------   ------------------

Effect of conversion of preferred securities                                   401               1,255                    -
                                                                  ------------------  ------------------   ------------------
Total diluted net income available for common shareholders               $ 344,956           $ 203,630             $ 72,150
                                                                 ==================  ==================   ==================

Basic earnings per common share:
Weighted-average shares outstanding - basic                                322,641             337,065              303,989
                                                                 ==================  ==================   ==================
Income from continuing operations                                        $    0.79           $    0.56             $   0.19
Income from discontinued operations                                           0.28                0.04                 0.05
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    1.07           $    0.60             $   0.24
                                                                 ==================  ==================   ==================

Diluted earnings per common share:
Weighted-average shares outstanding                                        322,641             337,065              303,989
Effect of dilutive shares                                                      931               1,417                5,194
Effect of conversion of preferred securities                                   973               3,193                    -
                                                                 ------------------  ------------------   ------------------
Weighted-average shares outstanding - diluted                              324,545             341,675              309,183
                                                                 ==================  ==================   ==================
Income from continuing operations                                        $    0.78           $    0.56             $   0.18
Income from discontinued operations                                           0.28                0.04                 0.05
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    1.06           $    0.60             $   0.23
                                                                 ==================  ==================   ==================

     Stock Options
     -------------
     For the years ended December 31, 2006, 2005 and 2004 options of 1,917,000 (at exercise prices ranging from $13.45 to $18.46), 1,930,000 and 2,495,000
     (at exercise prices ranging from $13.09 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods as the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     In connection with the payment of the special, non-recurring dividend of $2.00 per common share on September 2, 2004, the exercise price and number of all outstanding options was adjusted such that each option had the same value to the holder after the dividend as it had before the dividend. In accordance with FASB Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions involving Stock Compensation" and EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FIN No. 44," there is no accounting consequence for changes made to the exercise price and the number of shares of a fixed stock option or award as a direct result of the special, non-recurring dividend.

     In addition, for the years ended December 31, 2006, 2005 and 2004, restricted stock awards of 1,174,000, 1,456,000 and 1,686,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

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

     At December 31, 2006 and 2005, we had 147,079 and 465,588 shares, respectively, of potentially dilutive EPPICS, which were convertible into common stock at an exercise price of $11.46 per share. If all EPPICS that remain outstanding are converted, we would issue approximately 641,485 shares of our common stock. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have been included in the diluted income per common share calculation for the period ended December 31, 2006 and 2005. However, 1,065,171 shares for 2004 have not been included in the diluted income per share calculation for the period ended December 31, 2004 because their inclusion would have had an antidilutive effect.

     Stock Units
     -----------
     At December 31, 2006, 2005 and 2004, we had 319,423,  206,630,  and 464,879
     stock units, respectively, issued under our Directors' Deferred Fee Equity Plan and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share calculation because their inclusion would have had an antidilutive effect.

(21) Comprehensive Income (Loss):
     ----------------------------

     Comprehensive income consists of net income (loss) and other gains and losses affecting shareholder's investment and FAS No. 158 pension/OPEB liabilities that, under GAAP, are excluded from net income (loss).

     Our other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                                            2006
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                 $     (92)       $    (35)    $     (57)
   FAS No. 158 pension/OPEB liability                         199,653          74,619       125,034
                                                        -------------- --------------- -------------
Other comprehensive income                                  $ 199,561        $ 74,584     $ 124,977
                                                        ============== =============== =============

                                                                              2005
                                                        --------------------------------------------
                                                          Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                 $  (1,055)      $    (395)    $    (660)
   Minimum pension liability                                  (36,416)        (13,933)      (22,483)
   Less: Reclassification adjustments for net gains
             on securities realized in net income                (537)             (7)         (530)
                                                        -------------- --------------- -------------
Other comprehensive (loss)                                  $ (38,008)      $ (14,335)    $ (23,673)
                                                        ============== =============== =============


                                                                              2004
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                         -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                 $  (1,901)      $    (742)    $  (1,159)
   Minimum pension liability                                  (17,372)         (6,645)      (10,727)
   Less: Reclassification adjustments for net gains
             on securities realized in net income             (26,247)        (10,240)      (16,007)
                                                        -------------- --------------- -------------
Other comprehensive (loss)                                  $ (45,520)      $ (17,627)    $ (27,893)
                                                        ============== =============== =============

(22) Segment Information:
     --------------------

     We operate in one reportable segment, Frontier. Frontier provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas. As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our markets because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not impact the economic characteristics or operating results of a particular property.

     Information for 2004 relates to our electric utility segment that was sold during 2004 and did not meet the criteria for classification as a discontinued operation.

($ in thousands)                              For the year ended December 31, 2004
----------------                      ------------------------------------------------------
                                                                                Total
                                         Frontier         Electric             Segments
                                      --------------- -----------------    -----------------
Revenue                                  $ 2,012,643           $ 9,735          $ 2,022,378
Depreciation and Amortization                549,381                 -              549,381
Management Succession and
   Strategic Alternatives Expenses            90,632                 -               90,632
Operating Income (Loss)                      463,435            (3,134)             460,301
Capital Expenditures                         263,949                 -              263,949
Assets                                     6,679,899                 -            6,679,899

(23) Quarterly Financial Data (Unaudited):
     -------------------------------------

($ in thousands, except per share amounts)
------------------------------------------
                                                                First        Second       Third      Fourth
                                                               Quarter       Quarter      Quarter    Quarter
2006
----                                                          ---------    ---------   ---------   ----------
Revenue                                                         $506,861    $ 506,912   $ 507,198   $ 504,396
Operating income                                                 157,338      169,458     160,720     156,974
Net income                                                        50,483      101,702     128,459      63,911
Net income available for common shareholders per basic share    $   0.15    $    0.32   $    0.40   $    0.20
Net income available for common shareholders per diluted share  $   0.15    $    0.31   $    0.40   $    0.20

2005
----
Revenue                                                         $502,334    $ 496,133   $ 501,211   $ 517,363
Operating income                                                 144,481      142,281     136,920     165,286
Net income                                                        42,634       44,584      38,376      76,781
Net income available for common shareholders per basic share    $   0.13    $    0.13   $    0.11   $    0.23
Net income available for common shareholders per diluted share  $   0.13    $    0.13   $    0.11   $    0.23

     The quarterly net income per common share amounts are rounded to the nearest cent. Annual net income per common share may vary depending on the effect of such rounding. During the second quarter of 2006 we recorded a gain in investment income of $61.4 million resulting from the dissolution and liquidation of the Rural Telephone Bank. In the third quarter of 2006 we sold ELI (see Note 8). See Note 14 for a description of other miscellaneous transactions impacting our quarterly results.

(24) Retirement Plans:
     -----------------

     We sponsor a noncontributory defined benefit pension plan covering a significant number of our employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to meet ERISA funding requirements while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities and alternative investments.

     The accounting results for pension and postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

     The discount rate is used to value, on a present value basis, our pension and postretirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve and Bloomberg Finance and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate increased from 5.625% at year end 2005 to 6.00% at year end 2006.

     The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. In 2006, we did not change our expected long-term rate of return from the 8.25% used in 2005. Our pension plan assets are valued at actual market value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). We adopted SFAS No. 158 prospectively on December 31, 2006. SFAS No. 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that we quantify the plans' funded status as an asset or a liability on our consolidated balance sheets. In accordance with SFAS No. 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in our consolidated balance sheet at December 31, 2006:


                                             Pre SFAS       SFAS     Post SFAS
                                              No. 158      No. 158    No. 158
      ($ in thousands)                       Adoption    Adjustment   Adoption
      ----------------                       --------    ----------   --------

      Liabilities:
      Deferred income taxes                  $ 564,041   $ (49,911)  $ 514,130
      Other liabilities                        199,100     133,545     332,645

      Stockholder's Equity:
      Accumulated other comprehensive loss       1,735     (83,634)    (81,899)


     SFAS No. 158 requires that we measure the plan's assets and obligations that determine our funded status as of the end of the fiscal year. We are also required to recognize as a component of Other Comprehensive Income "OCI" the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in SFAS No. 87, "Employers' Accounting for Pensions," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     Based  on  the  funded   status  of  our   defined   benefit   pension  and
     postretirement benefit plans as of December 31, 2006, we reported a gain (net of tax) to our AOCI of $41.4 million, a decrease of $66.1 million to accrued pension obligations and an increase of $24.7 million to accumulated deferred income taxes. Our adoption of SFAS No. 158 on December 31, 2006, had no impact on our earnings. The following tables present details about our pension plans.

                                  Pension Plan
                                  ------------
     The following tables set forth the plan's projected benefit obligations and fair  values  of plan  assets  as of  December  31,  2006  and 2005 and net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004:

($ in thousands)                                                  2006          2005
----------------                                              ------------- --------------

Change in projected benefit obligation
--------------------------------------
Projected benefit obligation at beginning of year                $ 842,602      $ 799,458
Service cost                                                         6,811          6,117
Interest cost                                                       45,215         46,416
Actuarial (gain) loss                                              (46,597)        48,750
Benefits paid                                                      (69,005)       (58,139)
Special termination benefits and other of (116)                      1,693              -
                                                              ------------- --------------
Projected benefit obligation at end of year                      $ 780,719      $ 842,602
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 762,225      $ 761,168
Actual return on plan assets                                        76,962         59,196
Employer contribution                                                    -              -
Benefits paid                                                      (69,005)       (58,139)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 770,182      $ 762,225
                                                              ============= ==============

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $ (10,537)     $ (80,377)
                                                              =============
Unrecognized prior service cost                                                    (1,745)
Unrecognized net actuarial loss                                                   223,525
                                                                            --------------
Prepaid benefit cost                                                            $ 141,403
                                                                            ==============

Amounts recognized in the consolidated balance sheet
----------------------------------------------------
Other long-term liabilities                                      $ (10,537)     $ (58,250)
                                                              ============= ==============
Accumulated other comprehensive income                           $ 147,248      $ 199,653
                                                              ============= ==============


                                                                   Expected
($ in thousands)                                                     2007           2006           2005           2004
----------------                                                 -------------  -------------  -------------  --------------

Components of net periodic benefit cost
---------------------------------------
Service cost                                                                         $ 6,811        $ 6,117         $ 5,748
Interest cost on projected benefit obligation                                         45,215         46,416          46,468
Expected return on plan assets                                                       (60,759)       (60,371)        (57,203)
Amortization of prior service cost and unrecognized
       net obligation                                                  $ (255)          (255)          (244)           (244)
Amortization of unrecognized loss                                       6,585         11,871          9,882           8,806
                                                                                -------------  -------------  --------------
Net periodic benefit cost                                                              2,883          1,800           3,575
Special termination charge                                                             1,809              -               -
                                                                                -------------  -------------  --------------
Total periodic benefit cost                                                          $ 4,692        $ 1,800         $ 3,575
                                                                                =============  =============  ==============

     The plan's weighted average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

                                           2006        2005
                                           ----        ----
Asset category:
---------------
    Equity securities                       53%         50%
    Debt securities                         34%         34%
    Alternative investments                 12%         13%
    Cash and other                           1%          3%
                                          -----       ------
       Total                               100%        100%
                                          =====       ======

     The plan's expected benefit payments by year are as follows:

               ($ in thousands)
               ----------------
                                  Year           Amount
                             ---------------  --------------
                                  2007            $  52,441
                                  2008               53,863
                                  2009               57,319
                                  2010               58,418
                                  2011               59,892
                              2012 - 2016           320,383
                                              --------------
                                 Total            $ 602,316
                                              ==============

     Our required contribution to the plan in 2007 is $0.

     The accumulated benefit obligation for the plan was $762,085,000 and $820,475,000 at December 31, 2006 and 2005, respectively.

     Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

                                                           2006         2005
                                                          ------       ------
Discount rate - used at year end to value obligation       6.00%       5.625%
Discount rate - used to compute annual cost               5.625%        6.00%
Expected long-term rate of return on plan assets           8.25%        8.25%
Rate of increase in compensation levels                    4.00%        4.00%

              Postretirement Benefits Other Than Pensions - "OPEB"
              ----------------------------------------------------
     The following table sets forth the plan's benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our balance sheets at December 31, 2006 and 2005 and net periodic postretirement benefit costs for the years ended December 31, 2006, 2005 and 2004.

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

     Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

                                                            2006        2005
                                                           ------      ------
Discount rate - used at year end to value obligation        6.00%      5.625%
Discount rate - used to compute annual cost                5.625%       6.00%
Expected long-term rate of return on plan assets            8.25%       8.25%


($ in thousands)                                                  2006          2005
----------------                                              ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 160,922      $ 217,380
Service cost                                                           664          1,046
Interest cost                                                        8,974         12,055
Plan participants' contributions                                     1,558          3,461
Actuarial loss                                                       1,778          3,770
Amendments                                                               -        (59,798)
Benefits paid                                                      (13,965)       (16,992)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 159,931      $ 160,922
                                                              ============= ==============

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $  11,424      $  15,126
Actual return on plan assets                                           445            397
Benefits paid                                                      (12,407)       (13,530)
Employer contribution                                               12,407          9,431
                                                              ------------- --------------
Fair value of plan assets at end of year                         $  11,869      $  11,424
                                                              ============= ==============

Accrued benefit cost
--------------------
Funded status                                                    $(148,062)     $(149,498)
                                                              =============
Unrecognized prior service cost                                                   (61,161)
Unrecognized loss                                                                  42,325
                                                                            --------------
Accrued benefit cost                                                            $(168,334)
                                                                            ==============


Amounts recognized in the consolidated balance sheet
----------------------------------------------------
Current liabilities                                              $  (7,238)     $       -
                                                              ============= ==============
Other long-term liabilities                                      $(140,824)     $(168,334)
                                                              ============= ==============
Accumulated other comprehensive income                           $ (13,703)     $       -
                                                              ============= ==============


                                                                   Expected
($ in thousands)                                                     2007           2006           2005           2004
---------------                                                  -------------  -------------  -------------  --------------

Components of net periodic postretirement benefit cost
------------------------------------------------------
Service cost                                                                         $   664       $  1,046        $  1,128
Interest cost on projected benefit obligation                                          8,974         12,055          12,698
Return on plan assets                                                                   (889)        (1,248)         (2,268)
Amortization of prior service cost and transition obligation         $ (7,586)        (7,589)        (1,255)           (204)
Amortization of unrecognized loss                                       4,064          4,678          6,615           5,238
                                                                                -------------  -------------  --------------
Net periodic postretirement benefit cost                                             $ 5,838       $ 17,213        $ 16,592
                                                                                =============  =============  ==============

     The plan's weighted average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

                                     2006            2005
                                     ----            ----
Asset category:
---------------
    Equity securities                  0%              0%
    Debt securities                  100%            100%
    Cash and other                     0%              0%
                                    ------          ------
       Total                         100%            100%
                                    ======          ======

     The plan's expected benefit payments by year are as follows:

     ($ in thousands)
     ----------------

                     Gross        Medicare D
     Year          Benefits        Subsidy          Total
---------------  --------------  -------------  --------------
     2007            $  10,069        $   346       $   9,723
     2008               10,386            395           9,991
     2009               10,757            455          10,302
     2010               11,129            510          10,619
     2011               11,648              -          11,648
 2012 - 2016            59,857              -          59,857
                 --------------  -------------  --------------
    Total            $ 113,846        $ 1,706       $ 112,140
                 ==============  =============  ==============

     Our expected contribution to the plan in 2007 is $9,723,000.

     For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 9.0% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2015 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $620,000 and the effect on the accumulated postretirement benefit obligation for health benefits would be $8,816,000. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(517,000) and the effect on the accumulated postretirement benefit obligation for health benefits would be $(7,844,000).

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare. It includes a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. The amount of the federal subsidy is based on 28% of an individual beneficiary's annual eligible prescription drug costs ranging between $250 and $5,000. We have determined that the Company-sponsored postretirement healthcare plans that provide prescription drug benefits are actuarially equivalent to the Medicare Prescription Drug benefit. The impact of the federal subsidy has been incorporated into the calculation.

     The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows:


                    ($ in thousands)        Pension Plan         OPEB
                    ----------------        ------------        ------

                    Net actuarial loss          $ 148,854      $  39,869
                    Prior service cost             (1,606)       (53,572)
                                                ---------      ----------

                      Total                     $ 147,248      $ (13,703)
                                                =========      ==========

     The amounts recognized as a component of accumulated comprehensive income for the year ended December 31, 2006 are as follows:

         ($ in thousands)                                     Pension Plan           OPEB
         ----------------                                     ------------        -----------

         Net actuarial loss recognized during year               $  (11,871)       $   (4,678)
         Prior service cost recognized during year                      255             7,589
         Net actuarial loss (gain) occurring during year            (62,800)            2,222
         Prior service cost (credit) occurring during year             (116)                -
         Other adjustments                                           22,128           (18,836)
                                                                ------------       -----------
         Net amount recognized in comprehensive income
            for the year                                         $  (52,404)       $  (13,703)
                                                                ============       ===========

                              401(k) Savings Plans
                              --------------------
     We sponsor an employee retirement savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Under the plan, we provide matching and certain profit-sharing contributions. Employer contributions were $4,705,000, $6,665,000 and $7,931,000 for 2006, 2005 and 2004, respectively.

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

     On June 27, 2006, the court issued Findings of Fact and Conclusions of Law in the first phase of the case. The court found contamination in only a small section of the River and determined that Citizens and the City should share cleanup costs 60% and 40%, respectively. The precise nature of the remedy in this case remains to be determined by subsequent proceedings. However, based upon the Court's ruling, we believed that we would be responsible for only a portion of the cost to clean up and the final resolution of this matter would not be material to the operating results nor the financial condition of the Company.

     Subsequent to the June 27, 2006 judgment, we began settlement discussions with the City, with participation from the State of Maine. In January 2007, we reached an agreement in principle to settle the matter for a payment by us of $7,625,000. The Bangor City Council has approved the settlement terms, and a settlement agreement has been executed by the City and Citizens. Completion of settlement remains contingent upon entry of a Consent Decree with the State that is reasonably acceptable to us. We are in negotiations with the State over the terms of the Consent Decree. If the settlement of this matter does not become effective, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

     On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We were cooperating with the patent holder to determine if we are using or have used any of the processes that are protected by its patents but received no correspondence in this regard from late 2004 through January 2007. In January 2007, we received a letter from counsel to Katz Technology asking to meet with us to discuss Katz Technology's continuing offer of a license under Katz Technology's patents. We are continuing to investigate whether we are utilizing Katz Technology's patented technology, and will discuss Katz Technology's license offer with them, as and when appropriate.

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

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases and future minimum capital lease payments for continuing operations as of December 31, 2006 are as follows:

          ($ in thousands)
          ----------------                                  Operating
                                                             Leases
                                                           ----------
          Year ending December 31:
               2007                                         $ 15,794
               2008                                            9,817
               2009                                            9,693
               2010                                            8,593
               2011                                            7,311
               Thereafter                                     18,185
                                                            ---------
                       Total minimum lease payments         $ 69,393
                                                            =========

     Total rental expense included in our results of operations for the years ended December 31, 2006, 2005 and 2004 was $16,281,000, $16,859,000 and
     $17,410,000, respectively.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

     At December 31, 2006, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:
                             ($ in thousands)
                             ----------------

                     Year
                ---------------   ---------------
                     2007               $ 26,449
                     2008                 18,899
                     2009                 16,610
                     2010                  7,382
                     2011                    165
                  thereafter                 660
                                  ---------------
                    Total               $ 70,165
                                  ===============


     We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the state of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN No. 45 requires that we disclose "the maximum potential amount of future payments
     (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Regardless, despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2008 and remained in default for the duration of the contract (another 8 years), we estimate that our undiscounted purchase obligation for 2008 through 2015 would be approximately $1.1 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

     At December 31, 2006, we have outstanding performance letters of credit as follows:

                   ($ in thousands)
                   ----------------

                   Cellco (Verizon Wireless)      $    375
                   CNA                              19,404
                   State of New York                 2,993
                   ELI projects                         50
                                                  --------
                      Total                       $ 22,822
                                                  ========

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