Form 10-Q
period 2007-03-31
CITIZENS COMMUNICATIONS CO
filed 2007-05-04
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 --------------

                                       or
                                       --

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                         CITIZENS COMMUNICATIONS COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                              06-0619596
  ------------------------------       ----------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

           3 High Ridge Park
         Stamford, Connecticut                      06905
 ---------------------------------------         ------------
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

                                 Yes X   No
                                    ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer [ ]   Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes     No X
                                    ---    ----

The number of shares outstanding of the registrant's Common Stock as of April 27, 2007 was 342,417,357.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index




                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at March 31, 2007 and December 31, 2006                                2

       Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006           3

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2006 and the three months ended March 31, 2007                                        4

       Consolidated  Statements  of  Comprehensive  Income  for the  three
       months ended March 31, 2007 and 2006                                                               4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006           5

       Notes to Consolidated Financial Statements                                                         6

     Management's Discussion and Analysis of Financial Condition and Results of Operations               24

     Quantitative and Qualitative Disclosures about Market Risk                                          35

     Controls and Procedures                                                                             35

   Part II.  Other Information

     Legal Proceedings                                                                                   36

     Risk Factors                                                                                        36

     Unregistered Sales of Equity Securities and Use of Proceeds                                         37

     Exhibits                                                                                            37

     Signature                                                                                           38

                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                       (Unaudited)
                                                                                     March 31, 2007     December 31, 2006
                                                                                    ------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $ 1,037,729          $ 1,041,106
    Accounts receivable, less allowances of $22,648 and $108,537, respectively                218,174              187,737
    Other current assets                                                                       61,322               44,150
                                                                                    ------------------  -------------------
      Total current assets                                                                  1,317,225            1,272,993

Property, plant and equipment, net                                                          3,329,687            2,983,504
Goodwill, net                                                                               2,492,098            1,917,751
Other intangibles, net                                                                        896,820              432,353
Investments                                                                                    20,609               16,474
Other assets                                                                                  172,878              168,130
                                                                                    ------------------  -------------------
           Total assets                                                                   $ 8,229,317          $ 6,791,205
                                                                                    ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $   569,848          $    39,271
    Accounts payable and other current liabilities                                            423,656              386,372
                                                                                    ------------------  -------------------
      Total current liabilities                                                               993,504              425,643

Deferred income taxes                                                                         761,083              514,130
Other liabilities                                                                             403,140              332,645
Long-term debt                                                                              4,755,148            4,460,755

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 343,129,000 and 322,265,000 outstanding, respectively, 349,456,000  issued at
      March 31, 2007 and 343,956,000 issued at December 31, 2006)                              87,364               85,989
    Additional paid-in capital                                                              1,287,404            1,207,399
    Retained earnings                                                                         116,910              134,705
    Accumulated other comprehensive loss, net of tax                                          (81,919)             (81,899)
    Treasury stock                                                                            (93,317)            (288,162)
                                                                                    ------------------  -------------------
      Total shareholders' equity                                                            1,316,442            1,058,032
                                                                                    ------------------  -------------------
           Total liabilities and shareholders' equity                                     $ 8,229,317          $ 6,791,205
                                                                                    ==================  ===================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                           2007            2006
                                                                      ---------------  --------------
Revenue                                                                    $ 556,147       $ 506,861

Operating expenses:
     Network access expenses                                                  50,793          40,218
     Other operating expenses                                                189,871         187,301
     Depreciation and amortization                                           122,181         122,004
                                                                      ---------------  --------------
Total operating expenses                                                     362,845         349,523
                                                                      ---------------  --------------

Operating income                                                             193,302         157,338

Investment and other income (loss), net                                       10,017          (1,351)
Interest expense                                                              93,964          85,393
                                                                      ---------------  --------------
     Income from continuing operations before income taxes                   109,355          70,594
Income tax expense                                                            41,688          26,607
                                                                      ---------------  --------------
     Income from continuing operations                                        67,667          43,987

Discontinued operations (see Note 6):
     Income from discontinued operations                                           -          10,458
     Income tax expense                                                            -           3,962
                                                                      ---------------  --------------
     Income from discontinued operations                                           -           6,496
                                                                      ---------------  --------------

Net income available for common shareholders                               $  67,667       $  50,483
                                                                      ===============  ==============
Basic income per common share:
     Income from continuing operations                                     $    0.21       $    0.13
     Income from discontinued operations                                           -            0.02
                                                                      ---------------  --------------
     Net income per common share                                           $    0.21       $    0.15
                                                                      ===============  ==============
Diluted income per common share:
     Income from continuing operations                                     $    0.21       $    0.13
     Income from discontinued operations                                           -            0.02
                                                                      ---------------  --------------
     Net income per common share                                           $    0.21       $    0.15
                                                                      ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE THREE MONTHS ENDED MARCH 31, 2007
                                ($ in thousands)
                                   (Unaudited)


                                                                               Accumulated
                                     Common Stock     Additional                  Other       Treasury Stock        Total
                                   ------------------  Paid-In     Retained   Comprehensive -------------------  Shareholders'
                                   Shares    Amount    Capital     Earnings       Loss      Shares     Amount      Equity
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------

Balance January 1, 2006            343,956   $85,989  $1,374,610    $ (85,344)   $(123,242) (15,788)  $(210,204) $1,041,809
   Cumulative effect adjustment          -         -           -       36,392            -        -           -      36,392
   Stock plans                           -         -      (1,875)           -            -    2,908      38,793      36,918
   Conversion of EPPICS                  -         -      (2,563)           -            -    1,389      18,488      15,925
   Dividends on common stock of
      $1.00 per share                    -         -    (162,773)    (160,898)           -        -           -    (323,671)
   Shares repurchased                    -         -           -            -            -  (10,200)   (135,239)   (135,239)
   Net income                            -         -           -      344,555            -        -           -     344,555
   Pension liability adjustment,
      after adoption of SFAS No.
      158, net of taxes                  -         -           -            -      (83,634)       -           -     (83,634)
   Other comprehensive loss, net of
     tax and reclassifications
     adjustments                         -         -           -            -      124,977        -           -     124,977
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance December 31, 2006          343,956    85,989   1,207,399      134,705      (81,899) (21,691)   (288,162)  1,058,032
   Stock plans                           -         -         610            -            -    1,055       4,648       5,258
   Acquisition of Commonwealth       5,500     1,375      78,047            -            -   12,552     166,803     246,225
   Conversion of EPPICS                  -         -        (513)           -            -      280       3,718       3,205
   Conversion of Commonwealth Notes      -         -       1,861            -            -    2,300      31,692      33,553
   Dividends on common stock of
      $0.25 per share                    -         -           -      (85,462)           -        -           -     (85,462)
   Shares repurchased                    -         -           -            -            -     (823)    (12,016)    (12,016)
   Net income                            -         -           -       67,667            -        -           -      67,667
   Other comprehensive income,
     net of tax and
     reclassifications adjustments       -         -           -            -          (20)       -           -         (20)
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance March 31, 2007             349,456   $87,364  $1,287,404    $ 116,910    $ (81,919)  (6,327)  $ (93,317) $1,316,442
                                   ======== ========= =========== ============ ============ ======== =========== ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                ($ in thousands)
                                   (Unaudited)

                                           For the three months ended March 31,
                                         ---------------------------------------
                                               2007                 2006
                                         ------------------  -------------------

Net income                                        $ 67,667             $ 50,483
Other comprehensive income(loss), net
  of tax and reclassifications
  adjustments*                                         (20)                   8
                                         ------------------  -------------------
Total comprehensive income                        $ 67,647             $ 50,491
                                         ==================  ===================


   * Consists of unrealized holding (losses)/gains of marketable securities.


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                ($ in thousands)
                                   (Unaudited)

                                                                                2007              2006
                                                                          ----------------  ---------------

Cash flows provided by (used in) operating activities:
Net income                                                                    $    67,667        $  50,483
       Deduct: Income from discontinued operations, net of tax                          -           (6,496)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                      122,181          122,004
       Stock based compensation expense                                             3,407            2,677
       Other non-cash adjustments                                                   2,982            4,362
       Deferred income taxes                                                       23,614           24,163
       Change in accounts receivable                                               10,366           23,166
       Change in accounts payable and other liabilities                           (57,242)         (52,606)
       Change in other current assets                                              (1,714)          (3,140)
                                                                          ----------------  ---------------
Net cash provided by continuing operating activities                              171,261          164,613

Cash flows from investing activities:
       Capital expenditures                                                       (45,111)         (43,765)
       Cash paid for Commonwealth (net of acquired)                              (649,507)               -
       Other assets (purchased) distributions received, net                           571              324
                                                                          ----------------  ---------------
Net cash used by investing activities                                            (694,047)         (43,441)

Cash flows from financing activities:
       Repayment of customer advances for
         construction and contributions in aid of construction, net                  (602)            (473)
       Long-term debt borrowings                                                  950,000                -
       Long-term debt payments                                                   (327,815)            (240)
       Financing costs paid                                                        (9,815)               -
       Issuance of common stock                                                     5,119            9,452
       Common stock repurchased                                                   (12,016)         (37,916)
       Dividends paid                                                             (85,462)         (82,633)
                                                                          ----------------  ---------------
Net cash provided (used by) financing activities                                  519,409         (111,810)

Cash flows of discontinued operations:
       Operating cash flows                                                             -            8,580
       Investing cash flows                                                             -           (2,422)
       Financing cash flows                                                             -                -
                                                                          ----------------  ---------------
                                                                                        -            6,158
Increase (decrease) in cash and cash equivalents                                   (3,377)          15,520
Cash and cash equivalents at January 1,                                         1,041,106          268,917
                                                                          ----------------  ---------------
Cash and cash equivalents at March 31,                                        $ 1,037,729        $ 284,437
                                                                          ================  ===============
Cash paid during the period for:
       Interest                                                               $    97,416        $  95,079
       Income taxes (refunds)                                                 $     6,786        $    (133)

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                            $     2,349        $  (8,811)
       Conversion of EPPICS                                                   $     3,205        $  13,130
       Conversion of Commonwealth Notes                                       $    33,553        $       -
       Debt-for-debt exchange, net                                            $         -        $     (70)
       Shares issued for Commonwealth acquisition                             $   246,225        $       -


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          -------------------------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the results for the interim periods shown.

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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the balance sheet and presented on a net basis in our statement of operations. We also collect Universal Service Fund ("USF") surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our statement of operations and have been included in revenues and other operating expenses at $7,102,000 and $10,167,000 for the three months ended March 31, 2007 and 2006, respectively.

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

          Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

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

          In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense for the three month period ended March 31, 2007 was $3,407,000 ($2,147,000 after tax, or $0.01 per basic and diluted share of common stock) and $2,677,000 ($1,673,000 after tax, or $0.01 per basic and diluted share of common stock) for the three month period ended March 31, 2006. The compensation cost recognized is based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic-value based method to value the stock. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options issued under the Management Equity Incentive Plan
          (MEIP), the 1996 Equity Incentive Plan (EIP) or the Amended and Restated 2000 EIP stock plan.

     (i)  Net Income Per Common Share Available for Common Shareholders:
          --------------------------------------------------------------
          Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on as well as common shares that would result from the conversion of convertible preferred stock (EPPICS) and convertible notes. In addition, the related interest on debt (net of tax) is added back to income since it would not be paid if the debt was converted to common stock.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We have adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold is reflected on the Company's balance sheet as of the date of adoption at $44,708,000. This amount includes an accrual for interest in the amount of $4,621,000. These balances include amounts of $8,977,000 and $1,439,000 for total FIN No. 48 tax liabilities and accrued interest, respectively, pursuant to the Company's acquisition of Commonwealth Telephone Enterprises, Inc. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $20,901,000.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our year to date statement of operations additional interest in the amount of $239,000. We do not expect that our balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months. We are subject to income tax examinations generally for the years 2003 forward for both our federal and state filing jurisdictions.

     How Taxes Collected from Customers and Remitted to Governmental Authorities
     ---------------------------------------------------------------------------
     Should be Presented in the Income  Statement
     --------------------------------------------
     In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement," which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We adopted the disclosure requirements of EITF No. 06-3 commencing January 1, 2007.

     Accounting for Purchases of Life Insurance
     ------------------------------------------
     In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of the accounting requirements of EITF No. 06-5 in the first quarter of 2007 had no impact on our financial position, results of operation or cash flows.

     Accounting for  Endorsement  Split-Dollar  Life Insurance  Arrangements
     -----------------------------------------------------------------------
     In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

     Fair Value Option for Financial Assets and Financial Liabilities
     ----------------------------------------------------------------
     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

     Accounting   for   Collateral   Assignment   Split-Dollar   Life  Insurance
     ---------------------------------------------------------------------------
     Arrangements
     ------------
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

(3)  Acquisition of Commonwealth Telephone:
     --------------------------------------
     On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. ("Commonwealth" or "CTE") in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. At closing we paid $790.0 million in cash ($649.5 million net, after cash acquired), issued common stock with a value of $246.2 million and accrued $19.7 million of closing costs.

     In connection with the acquisition of Commonwealth, we assumed $35 million of debt under a revolving credit facility and $192 million face amount of Commonwealth convertible notes (fair value of $210 million). During March 2007, we paid down the $35 million credit facility and retired $115 million face amount (for which we paid $92.2 million in cash and $22.4 million in common stock) of the convertible notes (premium paid of $11.2 million and recorded as purchase price). We have received conversion notices and will retire an additional $68.7 million of Commonwealth notes during the second quarter of 2007, resulting in a remaining outstanding balance of $8.5 million.

     We are accounting for the acquisition of Commonwealth as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Commonwealth are recorded as of the acquisition date, at their respective fair values, and consolidated with those of Citizens. The reported consolidated financial condition of Citizens as of March 31, 2007 reflects a preliminary estimate of these fair values.

     The following schedule provides a summary of the purchase price paid by Citizens in the acquisition of Commonwealth ($ in thousands):

           Cash paid at closing                               $    789,982
           Value of Citizens common stock issued                   246,225
           Accrued closing costs                                    19,664
                                                             --------------
           Total Purchase Price                               $  1,055,871
                                                             ==============

     The allocation of the purchase price to assets and liabilities is preliminary. The estimated purchase price has been allocated to the net tangible and intangible assets and liabilities acquired as follows ($ in thousands):

           Allocation of estimated purchase price:
              Current assets (1)                                $    190,361
              Property, plant and equipment                          387,720
              Goodwill                                               574,347
              Other intangibles - customer list                      500,000
              Other assets                                            11,234
              Current portion of debt                                (35,000)
              Accounts payable and other current liabilities         (77,224)
              Deferred income taxes                                 (251,394)
              Convertible Notes                                     (210,749)
              Other liabilities                                      (33,424)
                                                               ---------------
            Total Purchase Price                                $  1,055,871
                                                               ===============

                    (1) Includes $140.5 million of acquired cash.

     The final allocation of the purchase price will be based on the fair values of the assets acquired and liabilities assumed as determined by third-party valuation. The actual allocation may differ significantly from the preliminary allocation.

     The following unaudited pro forma financial information presents the combined results of operations of Citizens and Commonwealth as if the acquisition had occurred at the beginning of each period presented. The historical results of the Company include the results of Commonwealth from the date of acquisition on March 8, 2007. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the date indicated. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of Citizens after completion of the acquisition.

                                                            For the three months ended
                                                                     March 31,
                                                         -------------------------------
                                                             2007             2006
                                                         --------------  ---------------
($ in thousands, except per share amounts)
 ----------------------------------------

Revenue                                                      $ 618,411        $ 589,052
Operating income                                             $ 204,832        $ 172,359
Income from continuing operations                            $  75,664        $  45,315
Income from discontinued operations                          $       -        $   6,496
Net income available for common shareholders                 $  75,664        $  51,811

Basic income per common share:
   Income from continuing operations                         $    0.22        $    0.13
   Income from discontinued operations                               -             0.02
                                                         --------------  ---------------
   Net income per common share                               $    0.22        $    0.15
                                                         ==============  ===============
Diluted income per common share:
   Income from continuing operations                         $    0.22        $    0.13
   Income from discontinued operations                               -             0.02
                                                         --------------  ---------------
   Net income per common share                               $    0.22        $    0.15
                                                         ==============  ===============

(4)  Accounts Receivable:
     --------------------
     The components of accounts  receivable,  net at March 31, 2007 and December
     31, 2006 are as follows:

     ($ in thousands)                                March 31, 2007       December 31, 2006
      --------------                             ---------------------  --------------------

End user                                                    $ 224,036             $ 273,828
Other                                                          16,786                22,446
Less:  Allowance for doubtful accounts                        (22,648)             (108,537)
                                                 ---------------------  --------------------
   Accounts receivable, net                                 $ 218,174             $ 187,737
                                                 =====================  ====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $4,904,000 and $4,373,000 for the three months ended March 31, 2007 and 2006, respectively.

     Our allowance for doubtful accounts (and "end user" receivables) declined from December 31, 2006 primarily as a result of the resolution of a carrier dispute. On March 12, 2007, we entered into a settlement agreement with a carrier pursuant to which we were paid $37.5 million, resulting in a favorable impact on our revenue for the three months ended March 31, 2007 of $38.7 million.

(5)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property,  plant and  equipment at March 31, 2007 and December 31, 2006 are as follows:

     ($ in thousands)                           March 31, 2007        December 31, 2006
      --------------                        ---------------------   ---------------------

Property, plant and equipment                        $ 7,109,325             $ 6,685,466
Less: accumulated depreciation                        (3,779,638)             (3,701,962)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 3,329,687             $ 2,983,504
                                            =====================   =====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $86,647,000 and $90,409,000 for the three months ended March 31, 2007 and 2006, respectively.

(6)  Discontinued Operations:
     ------------------------
     On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

     In accordance with SFAS No. 144, any component of our business that we dispose of or classify as held for sale that has operations and cash flows clearly distinguishable from continuing operations for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of ELI as discontinued operations in our consolidated statement of operations.

     Summarized financial information for ELI is set forth below:

                                       For the three months ended
        ($ in thousands)                     March 31, 2006
         --------------                     ----------------

        Revenue                                $ 42,494
        Operating income                       $ 10,458
        Income taxes                           $  3,962
        Net income                             $  6,496


(7)  Other Intangibles:
     ------------------
     Other intangibles at March 31, 2007 and December 31, 2006 are as follows:

     ($ in thousands)                                   March 31, 2007         December 31, 2006
      --------------                               ------------------------  ---------------------

Customer base - amortizable over 96 months                     $ 1,494,744             $  994,605
Trade name - non-amortizable                                       121,919                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                             1,616,663              1,116,663
Less: Accumulated amortization                                    (719,843)              (684,310)
                                                   ------------------------  ---------------------
    Total other intangibles, net                               $   896,820             $  432,353
                                                   ========================  =====================

     Amortization expense was $35,534,000 and $31,595,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense for the three months ended March 31, 2007 is comprised of $31,595,000 for our "base business" and $3,939,000 for the 23 days of March during which we owned Commonwealth. On a preliminary basis, $500,000,000 has been allocated to the customer base acquired in the Commonwealth acquisition, with amortization to be based on an eight-year life ($62,500,000 annually).

(8)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2006 to March 31, 2007 is as follows:

                                                       Three months ended March 31, 2007
                                           ----------------------------------------------------------
                                                                    Assumed                                                Interest
                                                                      From                                                 Rate* at
                             December 31,               New       Commonwealth   Interest   Reclassification/  March 31,   March 31,
($ in thousands)                2006      Payments   Borrowings   Acquisition    Rate Swap       Other           2007        2007
----------------                -----     --------   ----------   -----------    ---------       -----           -----       ----


FIXED RATE

  Rural Utilities Service
    Loan Contracts           $   21,886   $    (243)  $    -       $    -        $  -         $     -        $   21,643      6.01%

  Senior Unsecured Debt       4,435,018    (327,572)    950,000      226,779       2,349       (22,356)       5,264,218      7.99%


  EPPICS                         17,860        -           -            -           -           (3,205)          14,655      5.00%

  Industrial Development
    Revenue Bonds                58,140        -           -            -           -               -            58,140      5.56%
                             -----------  ----------  ---------   ----------    --------     ----------      -----------

TOTAL LONG-TERM DEBT         $4,532,904   $(327,815)  $ 950,000    $ 226,779     $ 2,349      $(25,561)      $5,358,656      7.95%
                             -----------  ==========  =========   ==========    ========     ==========      -----------
  Less:  Debt Discount          (32,878)                                                                        (33,660)
  Less:  Current Portion        (39,271)                                                                       (569,848)
                             -----------                                                                     -----------
                             $4,460,755                                                                      $4,755,148
                             ===========                                                                     ===========

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     For the three months ended March 31, 2007, we retired an aggregate principal amount of $353,376,000 of debt, including $3,205,000 of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) and $22,356,000 of 3.25% Commonwealth convertible notes that were converted into our common stock. Additionally, as further described below, we temporarily borrowed and repaid $200 million during the month of March 2007, utilized to temporarily fund our acquisition of Commonwealth. Although this borrowing does not appear in our December 31, 2006 or March 31, 2007 balance sheet, the borrowing and repayment are shown gross in the above table.

     During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47,500,000 of our 7.625% notes due 2008 were exchanged for approximately $47,430,000 of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes that were exchanged. No cash was exchanged in these transactions. However, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net for the three months ended March 31, 2006.

     In connection with the acquisition of Commonwealth, we assumed $35 million of debt under a revolving credit facility and approximately $192 million face amount of Commonwealth convertible notes (fair value of approximately $210 million). During March we paid down the $35 million credit facility and retired approximately $115 million face amount (for which we paid $92.2 million in cash and $22.4 million in common stock) of the convertible notes (premium paid of $11.2 million and recorded as purchase price). We have received conversion notices and will retire an additional $68.7 million of Commonwealth notes during the second quarter of 2007, resulting in a remaining outstanding balance of $8.5 million.

     On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to pay down $200.0 million principal amount of indebtedness borrowed on March 8, 2007 under a bridge loan facility. The bridge loan was established to help fund our acquisition of Commonwealth, and with the pay down the facility was terminated. During the three months ended March 31, 2007, we incurred and expensed approximately $4.0 million of fees associated with the bridge loan facility. We have filed with the SEC a registration statement for the purpose of exchanging the $750.0 million in private placement notes described above, in addition to the $400 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered notes, and commenced the exchange offer. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest, and have classified that debt as a current obligation in our balance sheet as of March 31, 2007.

     As of March 31, 2007, EPPICS representing a total principal amount of $197.1 million have been converted into 15.9 million shares of our common stock. Approximately $4.2 million of EPPICS, which are convertible into 361,904 shares of our common stock, were outstanding at March 31, 2007. Our long-term debt footnote indicates $14,655,000 of EPPICS outstanding at March 31, 2007, of which $10,500,000 is debt of related parties for which the company has an offsetting receivable.

     The total outstanding principal amount of industrial development revenue bonds, that are included in long-term debt, was $58,140,000 at March 31, 2007 and December 31, 2006. The earliest maturity date for these bonds is in August 2015. Under the terms of our agreements to sell our former gas and electric operations in Arizona, completed in 2003, we are obligated to call for redemption, at their first available call dates, three Arizona industrial development revenue bond series aggregating approximately $33,440,000. The first call dates for these bonds are in 2007. We expect to retire all called bonds with cash. In addition, holders of $11,150,000 principal amount of industrial development bonds may tender such bonds to us at par and we have the simultaneous option to call such bonds at par on August 7, 2007. We expect to call the bonds and retire them with cash.

     As of March 31, 2007, we had available lines of credit with financial institutions in the aggregate amount of $249.6 million. Outstanding standby letters of credit issued under the facility were $0.4 million. Associated facility fees vary, depending on our leverage ratio, and were 0.375% per annum as of March 31, 2007. The expiration date for the facility is October 29, 2009. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     We are in compliance with all of our debt and credit facility covenants.


(9)  Net Income Per Common Share:
     ----------------------------
     The  reconciliation  of the net income per common share calculation for the three months ended March 31, 2007 and 2006, respectively, is as follows:


     ($ in thousands, except per-share amounts)            For the three months ended March 31,
      ----------------------------------------              ----------------------------------
                                                                  2007              2006
                                                            ----------------  ----------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Income from continuing operations                                 $ 67,667          $ 43,987
Income from discontinued operations                                      -             6,496
                                                            ----------------  ----------------
Total basic net income available for common shareholders          $ 67,667          $ 50,483
                                                            ================  ================
Effect of conversion of preferred securities - EPPICS                   58               182
                                                            ----------------  ----------------
Total diluted net income available for common shareholders        $ 67,725          $ 50,665
                                                            ================  ================
Basic earnings per common share:
--------------------------------
Weighted-average shares outstanding - basic                        326,542           327,132
                                                            ----------------  ----------------
Income from continuing operations                                 $   0.21          $   0.13
Income from discontinued operations                                      -              0.02
                                                            ----------------  ----------------
Net income per share available for common shareholders            $   0.21          $   0.15
                                                            ================  ================
Diluted earnings per common share:
----------------------------------
Weighted-average shares outstanding                                326,542           327,132
Effect of dilutive shares                                              832               960
Effect of conversion of preferred securities - EPPICS                  503             1,458
                                                            ----------------  ----------------
Weighted-average shares outstanding - diluted                      327,877           329,550
                                                            ================  ================
Income from continuing operations                                 $   0.21          $   0.13
Income from discontinued operations                                      -              0.02
                                                            ----------------  ----------------
Net income per share available for common sharesholders           $   0.21          $   0.15
                                                            ================  ================

     Stock Options
     -------------
     For the three months ended March 31, 2007 and 2006, options to purchase 1,803,000 and 1,960,000 shares, respectively, (at exercise prices ranging from $12.82 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     In addition, for the three months ended March 31, 2007 and 2006, restricted stock awards of 1,409,000 and 1,488,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of March 31, 2007, approximately 98% of the EPPICS outstanding, or about $197,101,000 aggregate principal amount of EPPICS, have converted into 15,906,539 shares of our common stock, including shares issued from treasury.

     At March 31, 2007, we had 82,977 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted, we would issue approximately 361,904 shares of our common stock. These securities have been included in the diluted income per common share calculation for the period ended March 31, 2007.

     At March 31, 2006, we had 202,991 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted we would issue approximately 885,345 shares of our common stock. These securities have been included in the diluted income per common share calculation for the three months ended March 31, 2006.

     Stock Units
     -----------
     At March 31, 2007 and 2006, we had 385,178 and 259,320 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), Non-employee Directors' Equity Incentive Plan (Directors' Equity Plan) and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2007, our Board of Directors authorized us to repurchase up to $250,000,000 of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007. As of March 31, 2007, we had repurchased 823,000 shares of our common stock at an aggregate cost of approximately $12,016,000.

(10) Stock Plans:
     ------------
     At March 31, 2007, we had five stock-based compensation plans, which are described below. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Deferred Fee Plan and the Directors' Equity Plan. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At March 31, 2007, there were 16,058,182 shares authorized for grant under these plans and 5,233,978 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP or the Deferred Fee Plan.

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

                      1996 and 2000 Equity Incentive Plans
                      ------------------------------------
     Since the expiration date of the 1996 EIP on May 22, 2006, no awards have been or may be granted under the 1996 EIP. Under the 2000 EIP, awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock or other stock-based awards. As discussed under the Non-Employee Directors' Compensation Plans below, prior to May 25, 2006 non-employee directors received an award of stock options under the 2000 EIP upon commencement of service.

     At March 31, 2007, there were 13,517,421 shares authorized for grant under the 2000 EIP and 2,813,787 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP. The exercise price of stock options and SARs under the 2000 and 1996 EIP generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally 4 years).

     Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following summary presents information regarding outstanding stock options as of March 31, 2007 and changes during the three months then ended with regard to options under the MEIP and the EIPs:

                                                                                                          Aggregate
                                                                           Weighted       Weighted        Intrinsic
                                                            Shares         Average         Average         Value at
                                                          Subject to     Option Price     Remaining       March 31,
                                                            Option        Per Share     Life in Years        2007
           --------------------------------------------- -------------- --------------- -------------- -----------------
           Balance at January 1, 2007                      5,242,000         $12.41
               Options granted                                -                   -
               Options exercised                            (488,000)        $ 9.83                        $ 2,311,000
               Options canceled, forfeited or lapsed          (9,000)        $12.56
           --------------------------------------------- --------------
           Balance at March 31, 2007                       4,745,000         $12.68         4.17           $13,962,000
           ============================================= ==============

           Exercisable at March 31, 2007                   4,303,000         $12.89         3.95           $12,031,000
           ============================================= ==============

     There were no options granted during the first three months of 2007. Cash received upon the exercise of options during the first three months of 2007 totaled $5,119,000. Total remaining unrecognized compensation cost associated with unvested stock options at March 31, 2007 was $340,000 and the weighted average period over which this cost is expected to be recognized is approximately one year.

     The total intrinsic value of stock options exercised during the first three months of 2006 was $3,146,000. The total intrinsic value of stock options outstanding and exercisable at March 31, 2006 was $16,683,000 and
     $11,783,000, respectively. There were no option grants made during the first three months of 2006. Cash received upon the exercise of options during the first three months of 2006 totaled $9,452,000.

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

     The following table presents the weighted average assumptions used for grants in fiscal 2006:

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
                      Expected life                   5 years
                      ---------------------------- --------------

     The following summary presents information regarding unvested restricted stock as of March 31, 2007 and changes during the three months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                   Weighted         Aggregate
                                                                   Average        Fair Value at
                                                  Number of       Grant Date        March 31,
                                                    Shares        Fair Value           2007
            ------------------------------------ ------------- ----------------- ----------------
             Balance at January 1, 2007           1,174,000         $12.89
                Restricted stock granted            691,000         $15.08           $10,325,000
                Restricted stock vested            (456,000)        $12.74           $ 6,801,000
                Restricted stock forfeited            -                -
            ------------------------------------ -------------
             Balance at March 31, 2007            1,409,000         $14.02           $21,069,000
            ==================================== =============

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2007 was $18,527,000 and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the three months ended March 31, 2006 was approximately $9,027,000 and $6,923,000, respectively. The total fair value of unvested restricted stock at March 31, 2006 was $19,752,000. The weighted average grant-date fair value of restricted shares granted during the three months ended March 31, 2006 was $12.83. Shares granted during the first three months of 2006 totaled 680,000.
                   Non-Employee Directors' Compensation Plans
                   ------------------------------------------
     Upon commencement of his or her service on the Board of Directors, each non-employee director receives a grant of 10,000 stock options. These options are currently awarded under the Directors' Equity Plan. Prior to effectiveness of the Directors' Equity Plan on May 25, 2006, these options were awarded under the 2000 EIP. The exercise price of these options, which become exercisable six months after the grant date, is the fair market value (as defined in the relevant plan) of our common stock on the date of grant. Options granted under the Directors' Equity Plan expire on the earlier of the tenth anniversary of the grant date or the first anniversary of termination of service as a director. Options granted under the 2000 EIP expire on the tenth anniversary of the grant date.

     Each non-employee director also receives an annual grant of 3,500 stock units. These units are currently awarded under the Directors' Equity Plan and prior to effectiveness of that plan, were awarded under the Deferred Fee Plan. Since the effectiveness of the Directors' Equity Plan, no further grants have been made under the Deferred Fee Plan. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of such options was set at 100% of the fair market value on the date the options were granted. The options are exercisable six months after the grant date and remain exercisable for ten years after the grant date.

     In addition, each year, each non-employee director is also entitled to receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director, which are awarded under the Directors' Equity Plan. For 2007, each non-employee director had to elect, by December 31 of the preceding year, to receive $40,000 cash or 5,760 stock units as an annual retainer and to receive meeting fees and lead director and committee chair stipends in the form of cash or stock units. Directors making a stock unit election must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death. Prior to June 30, 2003, a director could elect to receive 20,000 stock options as an annual retainer in lieu of cash or stock units. The exercise price of the stock options was set at the average of the high and low market prices of our common stock on the date of grant. The options were exercisable six months after the date of grant and had a 10-year term.

     The number of shares of common stock authorized for issuance under the Directors' Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited, or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At March 31, 2007, there were 2,420,191 shares available for grant. There were 13 directors participating in the directors' plans during the first quarter of 2007. In the first three months of 2007, total plan units earned were 65,754. At March 31, 2007, 205,925 options were exercisable at a weighted average exercise price of $12.22.

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

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. The vested benefit of each non-employee director, as of May 31, 1999, was credited to the director's account in the form of stock units. Such benefit will be payable to each director upon retirement, death or termination of directorship. Each participant had until July 15, 1999 to elect whether the value of the stock units awarded would be payable in our common stock (convertible on a one-for-one basis) or in cash. As of March 31, 2007, the liability for such payments was approximately $700,000, all of which will be payable in stock (based on the July 15, 1999 stock price).

(11) Segment Information:
     --------------------
     As of January 1, 2007, we operate in one reportable segment, Frontier. Frontier provides both regulated and unregulated communications services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of March 31, 2007 and December 31, 2006 were $550,000,000. Such contracts require us to pay variable rates of interest (average pay rates of approximately 8.96% as of March 31, 2007 and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rates of 8.26% as of March 31, 2007 and December 31, 2006). The fair value of these derivatives is reflected in other liabilities as of March 31, 2007 and December 31, 2006, in the amount of ($7,940,000) and ($10,289,000), respectively. The related underlying debt has been decreased by a like amount. For the three months ended March 31, 2007, the interest expense resulting from these interest rate swaps totaled $1,266,000.

     We  do  not  anticipate  any   nonperformance  by  counter-parties  to  our
     derivative contracts as all counter-parties have investment grade credit ratings.

(13) Investment and Other Income (Loss), Net:
     ----------------------------------------
     The components of investment and other income (loss), net are as follows:

                                         For the three months ended March 31,
                                          ---------------------------------
($ in thousands)                               2007             2006
 --------------                           ---------------  ----------------
Interest and dividend income                    $ 14,526          $  3,806
Bridge loan fee                                   (4,026)                -
Loss on exchange of debt                               -            (2,392)
Other, net                                          (483)           (2,765)
                                          ---------------  ----------------
     Total investment and other income
      (loss), net                               $ 10,017          $ (1,351)
                                          ===============  ================

(14) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------
     In 1996, our consolidated wholly owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of EPPICS, representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201,250,000). These securities convert into our common stock at an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207,475,000 aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211,756,000 aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust are the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures are substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constitute a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2007 and the four quarters of 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of March 31, 2007, EPPICS representing a total principal amount of $197,101,000 have been converted into 15,906,633 shares of our common stock. A total of approximately $4,149,000 of EPPICS is outstanding as of March 31, 2007 and if all outstanding EPPICS were converted, 361,904 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $14,655,000 of EPPICS outstanding at March 31, 2007, of which $10,500,000 is debt of related parties for which the company has an offsetting receivable.

(15) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                       Pension Benefits
                                                  ---------------------------
                                                   For the three months ended
                                                            March 31,
                                                  ---------------------------
                                                      2007          2006
                                                  -------------  ------------
($ in thousands)
 --------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $  2,009      $  1,759
Interest cost on projected benefit obligation           11,930        11,504
Expected return on plan assets                         (15,676)      (15,126)
Amortization of prior service cost and unrecognized
       net obligation                                      (27)          (61)
Amortization of unrecognized loss                        2,900         3,085
                                                  -------------  ------------
Net periodic benefit cost                             $  1,136      $  1,161
                                                  =============  ============


                                                 Other Postretirement Benefits
                                                  ---------------------------
                                                  For the three months ended
                                                           March 31,
                                                  ---------------------------
                                                       2007          2006
                                                  -------------  ------------
($ in thousands)
 --------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $    175      $    174
Interest cost on projected benefit obligation            2,208         2,211
Expected return on plan assets                            (254)         (245)
Amortization of prior service cost and unrecognized
       net obligation                                   (1,447)       (1,026)
Amortization of unrecognized loss                        1,190         1,513
                                                  -------------  ------------
Net periodic benefit cost                             $  1,872      $  2,627
                                                  =============  ============

     We expect that our pension and other postretirement benefit expenses, including the costs associated with our recently acquired Commonwealth plans, for 2007 will be between $14,000,000 and $17,000,000, and that no contribution will be required to be made by us to the pension plan in 2007.

(16) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $315,000,000 - $325,000,000 for 2007. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

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

     Subsequent to the June 27, 2006 findings, we began settlement discussions with the City, with participation from the State of Maine. In January 2007, we reached an agreement in principle to settle the matter for a payment by us of $7,625,000. The Bangor City Council approved the settlement terms, and a settlement agreement was executed by the City and Citizens. We have also executed a Consent Decree with the City and the State that was submitted to the Court on April 11, 2007 with a request that it be entered following a 30-day period of public review and comment. Completion of this settlement remains contingent upon final approval of this Consent Decree by the Court. If the settlement of this matter does not become effective, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

     On June 7, 2004, representatives of Robert A. Katz Technology Licensing, LP, contacted us regarding possible infringement of several patents held by that firm. The patents cover a wide range of operations in which telephony is supported by computers, including obtaining information from databases via telephone, interactive telephone transactions, and customer and technical support applications. We were cooperating with the patent holder to determine if we are using or have used any of the processes that are protected by its patents but received no correspondence in this regard from late 2004 through January 2007. During 2007, we received letters from counsel to Katz Technology asking to meet with us to discuss Katz Technology's continuing offer of a license under Katz Technology's patents. We will continue to investigate whether we are utilizing Katz Technology's patented technology, and discuss Katz Technology's license offer with new Katz counsel as appropriate.

     On June 24, 2004, one of our subsidiaries, Frontier Subsidiary Telco, Inc., received a "Notice of Indemnity Claim" from Citibank, N.A., that is related to a complaint pending against Citibank and others in the U.S. Bankruptcy Court for the Southern District of New York as part of the Global Crossing bankruptcy proceeding. Citibank bases its claim for indemnity on the provisions of a credit agreement that was entered into in October 2000 between Citibank and our subsidiary. We purchased Frontier Subsidiary Telco, Inc., in June 2001 as part of our acquisition of the Frontier telephone companies. The complaint against Citibank, for which it seeks indemnification, alleges that the seller improperly used a portion of the proceeds from the Frontier transaction to pay off the Citibank credit agreement, thereby defrauding certain debt holders of Global Crossing North America Inc. Although the credit agreement was paid off at the closing of the Frontier transaction, Citibank claims the indemnification obligation survives. Damages sought against Citibank and its co-defendants could exceed $1,000,000,000. In August 2004, we notified Citibank by letter that we believe its claims for indemnification are invalid and are not supported by applicable law. In 2005, Citibank moved to dismiss the underlying complaint against it. That motion is currently pending. We have received no further communications from Citibank since our August 2004 letter.

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

(17) Subsequent Events:
     ------------------
     As the result of our call of all of our 7.625% Senior Notes due 2008, we terminated three interest rate swaps involving an aggregate $150,000,000 notional amount of indebtedness. Payments on the swap terminations of approximately $1.0 million will be made in the second quarter of 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements
--------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     * Our ability to successfully integrate Commonwealth's operations and to realize the synergies from the acquisition;

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

     *    Our ability to successfully renegotiate expiring union contracts;

     * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in the future) and our liquidity;

     *    The effects of  utilizing  our Federal  and state net  operating  loss
          carry   forwards  and  AMT  tax  credit  carry   forwards  which  will
          significantly increase our cash taxes in 2007 and beyond;

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

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006, in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On July 31, 2006, we sold our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We are accounting for ELI as a discontinued operation in our consolidated statements of operations. On March 8, 2007, we completed the acquisition of Commonwealth Telephone Enterprises, Inc. This acquisition expands our presence in Pennsylvania and strengthens our position as a market-leading full-service communications provider to rural markets.

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

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and, therefore, affect our ability to collect money owed to us by carriers.

Revenues from data and internet services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges, and subsidies are decreasing as a percentage of our revenues. These factors, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a)  Liquidity and Capital Resources
    -------------------------------

                       Cash Flow from Operating Activities
                       -----------------------------------

As of March 31, 2007, we had cash and cash equivalents aggregating $1.04 billion. Our primary source of funds continues to be cash generated from operations. For the three months ended March 31, 2007, we used cash flow from continuing operations and cash and cash equivalents to fund a significant portion of the acquisition of Commonwealth, capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2008, pay taxes, pay dividends to our shareholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $569.2 million and $2.5 million of debt maturing in 2007 and 2008, respectively.

A number of factors, including but not limited to, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations and may require us to increase capital expenditures. Our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that in 2007 and beyond our cash taxes will increase substantially as our Federal and state net operating loss carry forwards and AMT tax credit carry forwards are estimated to be fully utilized during 2007 and 2008.

                       Cash Flow from Investing Activities
                       -----------------------------------

Acquisition
-----------
On March 8, 2007, we acquired Commonwealth in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. At closing we paid $790.0 million in cash ($649.5 million net, after cash acquired), issued common stock with a value of $246.2 million and accrued $19.7 million of closing costs.

In connection with the acquisition of Commonwealth, we assumed $35 million of debt under a revolving credit facility and $192 million face amount of Commonwealth convertible notes (fair value of $210 million). During March 2007, we paid down the $35 million credit facility and retired $115 million face amount (for which we paid $92.2 million in cash and $22.4 million in common stock) of the convertible notes (premium paid of $11.2 million and recorded as purchase price). We have received conversion notices and will retire an additional $68.7 million of Commonwealth notes during the second quarter of 2007, resulting in a remaining outstanding balance of $8.5 million.

Capital Expenditures
--------------------
For the three months ended March 31, 2007, our capital expenditures were $45.1 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $315.0 million - $325.0 million for 2007.

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

                       Cash Flow from Financing Activities
                       -----------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the three months ended March 31, 2007, we retired an aggregate principal amount of $353.4 million of debt, including $3.2 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS). Our debt repayments relate primarily to our acquisition of Commonwealth. During the first quarter of 2007, we borrowed and repaid $200 million utilized to temporarily fund the acquisition, we paid down the $35 million Commonwealth credit facility and retired $115 million face amount of Commonwealth convertible notes for which we paid $92.2 million in cash and $22.4 million in common stock.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to refinance $200.0 million principal amount of indebtedness incurred on March 8, 2007 under a bridge loan facility in connection with the acquisition of Commonwealth. We have filed with the SEC a registration statement for the purpose of exchanging the $750 million in private placement notes described above, in addition to the $400 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered notes, and commenced the exchange offer. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first quarter of 2007 and the four quarters of 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of March 31, 2007, EPPICS representing a total principal amount of $197.1 million have been converted into 15.9 million shares of our common stock, and a total of $4.2 million remains outstanding to third parties. Our long-term debt footnote indicates $14.7 million of EPPICS outstanding at March 31, 2007, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of March 31, 2007 and December 31, 2006 were $550.0 million. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 8.96% as of March 31, 2007 and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rate of 8.26% as of March 31, 2007 and December 31, 2006). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three months ended March 31, 2007, the interest expense resulting from these interest rate swaps totaled approximately $1.3 million.

Credit Facilities
-----------------
As of March 31, 2007, we had an available line of credit with financial institutions in the aggregate amount of $249.6 million. Outstanding standby letters of credit issued under the facility were $0.4 million. Associated facility fees vary, depending on our debt leverage ratio, and are 0.375% per annum as of March 31, 2007. The expiration date for the facility is October 29, 2009. During the term of the facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock pursuant to our stock-based compensation plans. For the periods ended March 31, 2007 and 2006, we received approximately $5.1 million and $9.5 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 19, 2007. As of March 31, 2007 we had repurchased 823,000 shares of our common stock at an aggregate cost of approximately $12.0 million.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements
-----------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We have adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold is reflected on the Company's balance sheet as of the date of adoption at $44,708,000. This amount includes an accrual for interest in the amount of $4,621,000. These balances include amounts of $8,977,000 and $1,439,000 for total FIN No. 48 tax liabilities and accrued interest, respectively, pursuant to the Company's acquisition of Commonwealth Telephone Enterprises, Inc. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $20,901,000.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our year to date statement of operations additional interest in the amount of $239,000. We do not expect that our balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months. We are subject to income tax examinations generally for the years 2003 forward for both our federal and state filing jurisdictions.

     How Taxes Collected from Customers and Remitted to Governmental Authorities
     ---------------------------------------------------------------------------
     Should be Presented in the Income Statement
     -------------------------------------------
     In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement," which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We adopted the disclosure requirements of EITF No. 06-3 commencing January 1, 2007.

     Accounting for Purchases of Life Insurance
     ------------------------------------------
     In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of the accounting requirements of EITF No. 06-5 in the first quarter of 2007 had no material impact on our financial position, results of operation or cash flows.

     Accounting for Endorsement Split-Dollar Life Insurance Arrangements
     -------------------------------------------------------------------
     In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

     Fair Value Option for Financial Assets and Financial Liabilities
     -----------------------------------------------------------------------
     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

     Accounting   for   Collateral   Assignment   Split-Dollar   Life  Insurance
     ---------------------------------------------------------------------------
     Arrangements
     ------------
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

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

Consolidated revenue for the three months ended March 31, 2007 increased $49.3 million, or 9.7%, as compared with the prior year period. Excluding the additional revenue due to the CTE acquisition, revenue increased $28.6 million, or 5.6%, as compared with the prior year period. During the first quarter of 2007, we had a significant favorable settlement of a dispute with a carrier that resulted in a favorable one-time impact to our revenues of $38.7 million. Excluding the impact of the CTE acquisition and the one-time favorable settlement, our first quarter revenues would have been $496.8 million, a decrease of $10.1 million, or 2%, as compared to the first quarter of 2006.

Change  in the  number of our  access  lines is  important  to our  revenue  and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. Excluding the impact of the CTE acquisition, we lost approximately 22,700 access lines during the three months ended March 31, 2007, but added approximately 20,300 high-speed internet subscribers during this same period. The loss of lines during the first three months of 2007 was primarily among residential customers. The non-residential line losses were principally in our central region and Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2007. A continued loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenues, profitability and cash flows to decrease in 2007.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for the three months ended March 31, 2007 and 2006. We have also presented an analysis of each category for the three months ended March 31, 2007 for the results of Citizens (excluding CTE) and the results of CTE for the last 23 days of March, as included in the consolidated results of operations. All variance explanations in the succeeding paragraphs are based on analysis of the three months ended March 31, 2007 financial data for Citizens (excluding CTE) in comparison to the three months ended March 31, 2006, as presented below.

                           TELECOMMUNICATIONS REVENUE


                                 For the three months ended March 31, 2007
                                  ---------------------------------------  For the three
($ in thousands)                     As         CTE          Citizens      months ended
 --------------                   Reported   (for 23 days)(excluding CTE)  March 31, 2006  $ Change    % Change
                                  ---------- -----------  ---------------  --------------  ---------- ---------
Local services                    $ 206,043    $  8,674        $ 197,369    $ 203,566      $ (6,197)      -3%
Data and internet services          116,425       2,556          113,869      100,089        13,780       14%
Access services                     139,024       5,695          133,329      111,237        22,092       20%
Long distance services               40,428       2,047           38,381       39,158          (777)      -2%
Directory services                   28,670          68           28,602       28,797          (195)      -1%
Other                                25,557       1,626           23,931       24,014           (83)       0%
                                  ---------- -----------  ---------------  -----------    ----------
                                  $ 556,147    $ 20,666        $ 535,481    $ 506,861      $ 28,620        6%
                                  ========== ===========  ===============  ===========    ==========

Local Services
Local services revenue for the three months ended March 31, 2007 decreased $6.2 million, or 3%, as compared with the prior year period. The loss of access lines accounted for $7.3 million of the decline in local revenue. Enhanced services revenue increased $1.1 million, as compared with the prior year period, primarily due to sales of additional feature packages. Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2007 increased $13.8 million, or 14%, as compared with the prior year period primarily due to growth in data and high-speed internet services. The number of the Company's high-speed internet subscribers has increased by more than 72,000, or 21%, since March 31, 2006. Data and Internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Revenue from these dedicated high-capacity circuits increased $2.1 million, or 4%, as compared with the prior year period, primarily due to growth in those circuits.

Access Services
Access services revenue for the three months ended March 31, 2007 increased $22.1 million, or 20%, as compared with the prior year period. Switched access revenue of $100.5 million increased $32.7 million, as compared with the prior year period, primarily due to the settlement of a dispute with a carrier resulting in a favorable impact on our revenue of $38.7 million (a one-time event), partially offset by the impact of a decline in minutes of use related to access line losses. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $32.8 million decreased $10.6 million primarily due to lower receipts under the Federal High Cost Fund program resulting from our lower cost structure and an increase in the program's national average cost per local loop (NACPL).

Increases in the number of Competitive Eligible Telecommunications Companies (including wireless companies) receiving federal subsidies, among other factors, may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC has an open proceeding to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. Future reductions in our subsidy and access revenues are not expected to be accompanied by proportional decreases in our costs, so any further reductions in those revenues will directly affect our profitability and cash flows. We expect that as a result of an increase in the national average cost per loop, a decrease in our cost structure and the elimination of high-speed internet from the calculation of the FCC's USF surcharge (which has a corresponding decrease in operating expenses) there is likely to be a decrease in the total subsidy revenue earned during the remainder of 2007 and such decrease may be significant in relation to the total amount of our subsidy revenue.

Long Distance Services
Long distance services revenue for the three months ended March 31, 2007 decreased $0.8 million, or 2%, as compared with the prior year period. We have actively marketed packages of long distance minutes particularly with our bundled service offerings. The sale of packaged minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance minutes of use increased by 9% during the first quarter of 2007 compared to the first quarter of 2006 and, as noted below, has increased our cost of services provided. Our long distance revenues may continue to decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2007.

Directory Services
Directory services revenue for the three months ended March 31, 2007 was relatively unchanged as compared with the prior year period due to slightly lower yellow pages advertising, mainly in Rochester, New York.

Other
Other revenue for the three months ended March 31, 2007 was relatively unchanged as compared with the prior year period.


                             NETWORK ACCESS EXPENSES

                                 For the three months ended March 31, 2007
                                  ---------------------------------------    For the three
      ($ in thousands)               As         CTE          Citizens        months ended
       --------------             Reported  (for 23 days) (excluding CTE)    March 31, 2006  $ Change    % Change
                                  ---------- -----------  ---------------   ---------------  ----------  ---------
      Network access               $ 50,793     $ 3,849       $ 46,944        $ 40,218         $ 6,726       17%


Network access expenses for the three months ended March 31, 2007 increased $6.7 million, or 17%, as compared with the prior year period due to increasing rates and usage. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to continue to increase. Expenses associated with access lines lost have offset some of the increase.

                            OTHER OPERATING EXPENSES


                                 For the three months ended March 31, 2007
                                  ---------------------------------------  For the three
($ in thousands)                     As         CTE          Citizens      months ended
 --------------                   Reported   (for 23 days)(excluding CTE)  March 31, 2006  $ Change    % Change
                                  ---------- -----------  ---------------  -------------- ------------ ---------
Operating expenses                $ 138,976    $  6,926        $ 132,050    $ 138,246      $ (6,196)      -4%
Taxes other than income taxes        26,200       1,289           24,911       25,835          (924)      -4%
Sales and marketing                  24,695       1,789           22,906       23,220          (314)      -1%
                                  ---------- -----------  ---------------  -------------- ------------
                                  $ 189,871    $ 10,004        $ 179,867    $ 187,301      $ (7,434)      -4%
                                  ========== ===========  ===============  ============== ============

Operating expenses for the three months ended March 31, 2007 decreased $6.2 million, or 4%, as compared with the prior year period primarily due to headcount reductions and associated decreases in salaries and benefits which included $3.7 million of severance payments associated with a voluntary early retirement program offered to certain employees during the first quarter of 2006. The program resulted in a reduction of 62 employees. The USF contribution rate and PUC fees decreased from the prior year period, resulting in a reduction in costs of $4.1 million. While we expect to achieve operating efficiencies with the acquisition of Commonwealth, in the short term our operating expenses will increase.

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

Included in operating expenses is stock compensation expense. Stock compensation expense was $3.4 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. In 2006, we began expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R.

Included in operating expenses is pension and other postretirement benefit expenses. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement benefit expenses, including the costs associated with our recently acquired Commonwealth plans, will be approximately $14.0 million to $17.0 million in 2007 and that no contribution will be required to be made by us to the pension plan in 2007. In future periods, if the value of our pension assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or postretirement expenses.

Taxes other than income taxes for the three months ended March 31, 2007 decreased $0.9 million, or 4%, as compared with the prior year period primarily due to reduced payroll taxes.

Sales and marketing expenses for the three months ended March 31, 2007 were relatively unchanged as compared with the prior year period. As our markets become more competitive and we launch new products, we expect that our marketing costs may increase.


                      DEPRECIATION AND AMORTIZATION EXPENSE


                                 For the three months ended March 31, 2007
                                  ---------------------------------------  For the three
      ($ in thousands)               As         CTE          Citizens      months ended
       --------------             Reported   (for 23 days)(excluding CTE)  March 31, 2006    $ Change    % Change
                                  ---------- -----------  ---------------  -------------    ------------ ---------
      Depreciation  expense        $ 86,647     $ 2,960         $ 83,687     $ 90,409        $ (6,722)      -7%
      Amortization expense           35,534       3,939 *         31,595       31,595              -         0%
                                  ---------- -----------  ---------------  -------------    ------------
                                   $122,181     $ 6,899         $115,282     $122,004        $ (6,722)      -6%
                                  ========== ===========  ===============  =============    ============


* Represents amortization expense for the 23 days of March related to the customer base acquired in the Commonwealth acquisition.

Depreciation  expense for the three months ended March 31, 2007  decreased  $6.7 million,  or 7%, as compared  with the prior year period due to a declining  net asset base.

              INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE


                                 For the three months ended March 31, 2007
                                  ---------------------------------------   For the three
      ($ in thousands)               As         CTE          Citizens       months ended
       --------------             Reported   (for 23 days)(excluding CTE)   March 31, 2006   $ Change    % Change
                                  ---------- -----------  ---------------   --------------  -----------  ---------
      Investment and
        other income (loss), net   $ 10,017     $   784         $  9,233     $ (1,351)       $ 10,584      783%
      Interest expense             $ 93,964     $   225         $ 93,739     $ 85,393        $  8,346       10%
      Income tax expense           $ 41,688     $ 2,281         $ 39,407     $ 26,607        $ 12,800       48%


Investment and other income (loss), net for the three months ended March 31, 2007 increased $10.6 million, or 783%, as compared with the prior year period primarily due to an increase of $11.1 million in income from short-term investments of cash. We borrowed $550 million in December, 2006 in anticipation of the Commonwealth acquisition in 2007. Our average cash balance was $1,039.4 million and $276.7 million for the three months ended March 31, 2007 and 2006, respectively. Other income (loss) included a $4.0 million expense of a bridge loan fee during the first quarter of 2007 and a $2.4 million loss incurred on the exchange of debt during the first quarter of 2006.

Interest expense for the three months ended March 31, 2007 increased $8.3 million, or 10%, as compared with the prior year period primarily due to a higher average debt balance resulting from financing the Commonwealth acquisition. Our average debt outstanding was $4,945.8 million and $4,224.4 million for the three months ended March 31, 2007 and 2006, respectively. Our composite average borrowing rate (including the effect of our swap agreements) for the three months ended March 31, 2007 as compared with the prior year period was 3 basis points higher, increasing from 8.07% to 8.10%.

Income taxes for the three months ended March 31, 2007 increased $12.8 million, or 48%, as compared with the prior year period primarily due to changes in taxable income. The effective tax rate on a fully consolidated basis for the first three months of 2007 was 38.1% as compared with 37.7% for the first three months of 2006. We expect that in 2007 our cash paid for income taxes will increase significantly.

                          DISCONTINUED OPERATIONS

   ($ in thousands)               For the three months ended March 31,
    --------------        ----------------------------------------------------
                            2007        2006         $ Change       % Change
                          ---------- -----------  ---------------  -----------
   Revenue                      $ -    $ 42,494        $ (42,494)       -100%
   Operating income             $ -    $ 10,458        $ (10,458)       -100%
   Income taxes                 $ -    $  3,962        $  (3,962)       -100%
   Net income                   $ -    $  6,496        $  (6,496)       -100%

On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale is expected to be approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio and interest on our long-term debt. The long-term debt include various instruments with various maturities and weighted average interest rates.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2007, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At March 31, 2007, the fair value of our long-term debt was estimated to be approximately $4.9 billion, based on our overall weighted average interest rate of 7.95% and our overall weighted average maturity of approximately 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2006.

The overall weighted average interest rate decreased approximately 24 basis points during the first quarter of 2007. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $267.5 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of March 31, 2007 is limited to our pension assets. We have no other equity investments of any material amount.

Item 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2007, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
As a result of our Commonwealth acquisition we have begun to integrate certain business processes and systems of the acquired entity. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Subsequent to the June 27, 2006 findings, we began settlement discussions with the City, with participation from the State of Maine. In January 2007, we reached an agreement in principle to settle the matter for a payment by us of $7,625,000. The Bangor City Council approved the settlement terms, and a settlement agreement was executed by the City and Citizens. We have also executed a Consent Decree with the City and the State that was submitted to the Court on April 11, 2007 with a request that it be entered following a 30-day period of public review and comment. Completion of this settlement remains contingent upon final approval of this Consent Decree by the Court. If the settlement of this matter does not become effective, we intend to (i) seek relief from the Court in connection with the adverse aspects of the Court's opinion and (ii) continue pursuing our right to obtain contribution from the third parties against whom we have commenced litigation in connection with this case. In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any damages that may be assessed against us in the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

Item 1A.  Risk Factors
          ------------

There have been no material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2006.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered  sales of equity  securities during the quarter ended
March 31, 2007.

--------------------------------------------------------------------------------------------------------
                                                                                        (d) Maximum
                                                                                          Approximate
                                                                                        Dollar Value of
                                                                  (c) Total Number of   Shares that May
                                        (a) Total                 Shares Purchased as        Yet Be
                                        Number of    (b) Average    Part of Publicly       Purchased
                                          Shares      Price Paid   Announced Plans or   Under the Plans
 Period                                 Purchased     per Share         Programs          or Programs
--------------------------------------------------------------------------------------------------------

January  1, 2007 to January 31, 2007
Share Repurchase Program (1)                    -       $     -                  -      $          -
Employee Transactions (2)                   1,867       $ 14.34          N/A                 N/A

February 1, 2007 to February 28, 2007
Share Repurchase Program (1)                    -       $     -                  -      $ 250,000,000
Employee Transactions (2)                  52,118       $ 15.06          N/A                 N/A

March 1, 2007 to March 31, 2007
Share Repurchase Program (1)              823,000       $ 14.60            823,000      $ 238,000,000
Employee Transactions (2)                  89,410       $ 14.53          N/A                 N/A


Totals January 1, 2007 to March 31, 2007
Share Repurchase Program (1)              823,000       $ 14.60            823,000      $ 238,000,000
Employee Transactions (2)                 143,395       $ 14.72          N/A                 N/A


(1) In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock, in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

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






Date: May 4, 2007