Form 10-Q
period 2007-06-30
CITIZENS COMMUNICATIONS CO
filed 2007-08-02
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                                 -------------

                                       or
                                       --

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

                                 (203) 614-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes X  No
                                   ---   ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer []  Non-accelerated filer []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes     No  X
                                   ---    -----

The number of shares outstanding of the registrant's Common Stock as of July 27, 2007 was 338,434,462.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index


                                                                                                     Page No.
                                                                                                     --------

   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at June 30, 2007 and December 31, 2006                                 2

       Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006            3

       Consolidated  Statements  of  Operations  for the six months ended June 30, 2007
       and 2006                                                                                           4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2006 and the six months ended June 30, 2007                                           5

       Consolidated  Statements of Comprehensive  Income for the three and
       six months ended June 30, 2007 and 2006                                                            5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006              6

       Notes to Consolidated Financial Statements                                                         7

     Management's Discussion and Analysis of Financial Condition and Results of Operations               25

     Quantitative and Qualitative Disclosures about Market Risk                                          39

     Controls and Procedures                                                                             39

   Part II.  Other Information

     Legal Proceedings                                                                                   40

     Risk Factors                                                                                        41

     Unregistered Sales of Equity Securities and Use of Proceeds                                         41

     Submission of Matters to a Vote of Security Holders                                                 42

     Other Information                                                                                   42

     Exhibits                                                                                            43

     Signature                                                                                           44


                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                      (Unaudited)
                                                                                     June 30, 2007            December 31, 2006
                                                                                 -------------------------  ------------------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                                         $   418,100               $  1,041,106
     Accounts receivable, less allowances of $24,195 and $108,537, respectively            224,308                    187,737
     Other current assets                                                                   53,067                     44,150
                                                                                 ------------------------  -------------------------
        Total current assets                                                               695,475                  1,272,993

Property, plant and equipment, net                                                       3,300,549                  2,983,504
Goodwill, net                                                                            2,486,642                  1,917,751
Other intangibles, net                                                                     849,645                    432,353
Investments                                                                                 21,207                     16,474
Other assets                                                                               174,230                    168,130
                                                                                -------------------------  -------------------------
              Total assets                                                             $ 7,527,748               $  6,791,205
                                                                                =========================  =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Long-term debt due within one year                                                $    32,774               $     39,271
     Accounts payable and other current liabilities                                        404,599                    386,372
                                                                                -------------------------  -------------------------
        Total current liabilities                                                          437,373                    425,643

Deferred income taxes                                                                      759,538                    514,130
Other liabilities                                                                          402,485                    332,645
Long-term debt                                                                           4,698,583                  4,460,755

Shareholders' equity:
     Common stock, $0.25 par value (600,000,000 authorized shares; 340,250,000 and 322,265,000 outstanding, respectively, 349,456,000  issued at
        June 30, 2007 and 343,956,000 issued at December 31, 2006)                          87,364                     85,989
     Additional paid-in capital                                                          1,287,312                  1,207,399
     Retained earnings                                                                      72,090                    134,705
     Accumulated other comprehensive loss, net of tax                                      (78,755)                   (81,899)
     Treasury stock                                                                       (138,242)                  (288,162)
                                                                                -------------------------  -------------------------
        Total shareholders' equity                                                       1,229,769                  1,058,032
                                                                                -------------------------  -------------------------
              Total liabilities and shareholders' equity                               $ 7,527,748               $  6,791,205
                                                                                =========================  =========================


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                                        2007                   2006
                                                                                --------------------   -------------------
Revenue                                                                               $ 578,826             $ 506,912

Operating expenses:
      Network access expenses                                                            51,878                38,402
      Other operating expenses                                                          215,188               179,500
      Depreciation and amortization                                                     140,462               119,552
                                                                                --------------------   -------------------
Total operating expenses                                                                407,528               337,454
                                                                                --------------------   -------------------
Operating income                                                                        171,298               169,458

Investment and other income (loss), net                                                  (6,517)               65,363
Interest expense                                                                         98,649                85,341
                                                                                --------------------   -------------------
      Income from continuing operations before income taxes                              66,132               149,480
Income tax expense                                                                       25,573                54,734
                                                                                --------------------   -------------------
      Income from continuing operations                                                  40,559                94,746

Discontinued operations (see Note 6):
      Income from discontinued operations                                                     -                11,482
      Income tax expense                                                                      -                 4,526
                                                                                --------------------   -------------------
      Income from discontinued operations                                                     -                 6,956
                                                                                --------------------   -------------------
Net income available for common shareholders                                          $  40,559             $ 101,702
                                                                                ====================   ===================
Basic income per common share:
      Income from continuing operations                                               $    0.12             $    0.30
      Income from discontinued operations                                                     -                  0.02
                                                                                --------------------   -------------------
      Net income per common share                                                     $    0.12             $    0.32
                                                                                ====================   ===================
Diluted income per common share:
      Income from continuing operations                                               $    0.12             $    0.29
      Income from discontinued operations                                                     -                  0.02
                                                                                --------------------   -------------------
      Net income per common share                                                     $    0.12             $    0.31
                                                                                ====================   ===================



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                                   2007                   2006
                                                                          --------------------   -------------------
Revenue                                                                           $ 1,134,973           $ 1,013,773

Operating expenses:
      Network access expenses                                                         102,671                78,620
      Other operating expenses                                                        405,059               366,801
      Depreciation and amortization                                                   262,643               241,556
                                                                          --------------------   -------------------
Total operating expenses                                                              770,373               686,977
                                                                          --------------------   -------------------
Operating income                                                                      364,600               326,796

Investment and other income (loss), net                                                 3,500                64,012
Interest expense                                                                      192,613               170,734
                                                                          --------------------   -------------------
      Income from continuing operations before income taxes                           175,487               220,074
Income tax expense                                                                     67,261                81,341
                                                                          --------------------   -------------------
      Income from continuing operations                                               108,226               138,733

Discontinued operations (see Note 6):
      Income from discontinued operations                                                   -                21,940
      Income tax expense                                                                    -                 8,488
                                                                          --------------------   -------------------
      Income from discontinued operations                                                   -                13,452
                                                                          --------------------   -------------------
Net income available for common shareholders                                      $   108,226           $   152,185
                                                                          ====================   ===================
Basic income per common share:
      Income from continuing operations                                           $      0.33           $      0.43
      Income from discontinued operations                                                   -                  0.04
                                                                          --------------------   -------------------
      Net income per common share                                                 $      0.33           $      0.47
                                                                          ====================   ===================
Diluted income per common share:
      Income from continuing operations                                           $      0.32           $      0.43
      Income from discontinued operations                                                   -                  0.04
                                                                          --------------------   -------------------
      Net income per common share                                                 $      0.32           $      0.47
                                                                          ====================   ===================






              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2007
                                ($ in thousands)
                                   (Unaudited)



                                                                                     Accumulated
                                           Common Stock     Additional                  Other        Treasury Stock        Total
                                       -------------------   Paid-In     Retained   Comprehensive  ------------------- Shareholders'
                                         Shares    Amount    Capital     Earnings       Loss        Shares     Amount      Equity
                                       --------- --------- ------------- ---------- -------------  -------- ----------  -----------

Balance January 1, 2006                 343,956   $85,989   $ 1,374,610  $ (85,344)   $(123,242)   (15,788)  $ (210,204) $1,041,809
    Cumulative effect adjustment              -         -             -     36,392            -          -            -      36,392
    Stock plans                               -         -        (1,875)         -            -      2,908       38,793      36,918
    Conversion of EPPICS                      -         -        (2,563)         -            -      1,389       18,488      15,925
    Dividends on common stock of
       $1.00 per share                        -         -      (162,773)  (160,898)           -          -            -    (323,671)
    Shares repurchased                        -         -             -          -            -    (10,200)    (135,239)   (135,239)
    Net income                                -         -             -    344,555            -          -            -     344,555
    Pension liability adjustment, after
       adoption of SFAS No. 158, net of
       taxes                                  -         -             -          -      (83,634)         -            -     (83,634)
    Other comprehensive income, net of
      tax and reclassifications
        adjustments                           -         -             -          -      124,977          -            -     124,977
                                       --------- --------- ------------- ---------- ------------ ---------- ------------ -----------
Balance December 31, 2006               343,956    85,989     1,207,399    134,705      (81,899)   (21,691)    (288,162)  1,058,032
    Stock plans                               -         -           546          -            -      1,691       14,066      14,612
    Acquisition of Commonwealth           5,500     1,375        77,945          -            -     12,632      167,995     247,315
    Conversion of EPPICS                      -         -          (535)         -            -        286        3,814       3,279
    Conversion of Commonwealth Notes          -         -         1,957          -            -      2,509       34,775      36,732
    Dividends on common stock of
       $0.50 per share                        -         -             -   (170,841)           -          -            -    (170,841)
    Shares repurchased                        -         -             -          -            -     (4,633)     (70,730)    (70,730)
    Net income                                -         -             -    108,226            -          -            -     108,226
    Other comprehensive income, net of
      tax and reclassifications
        adjustments                           -         -             -          -        3,144          -            -       3,144
                                       --------- --------- ------------- ---------- ------------ ---------- ------------ -----------
Balance June 30, 2007                   349,456   $87,364   $ 1,287,312  $  72,090    $ (78,755)    (9,206)  $ (138,242) $1,229,769
                                       ========= ========= ============= ========== ============ ========== ============ ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                ($ in thousands)
                                   (Unaudited)

                                                  For the three months ended June 30,         For the six months ended June 30,
                                             -------------------------------------------    --------------------------------------
                                                       2007                  2006                  2007                 2006
                                             ---------------------   -------------------    -----------------   ------------------

Net income                                               $ 40,559             $ 101,702            $ 108,226            $ 152,185
Other comprehensive income(loss), net
  of tax and reclassifications adjustments                  3,164                     2                3,144                   10
                                             ---------------------   -------------------    -----------------   ------------------
Total comprehensive income                               $ 43,723             $ 101,704            $ 111,370            $ 152,195
                                             =====================   ===================    =================   ==================


       The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                ($ in thousands)
                                   (Unaudited)


                                                                                          2007                   2006
                                                                                  ---------------------   --------------------

Cash flows provided by (used in) operating activities:
Net income                                                                                 $  108,226              $ 152,185
        Deduct:  Income from discontinued operations, net of tax                                    -                (13,452)
Adjustments to reconcile income to net cash provided by
   operating activities:
        Depreciation and amortization expense                                                 262,643                241,556
        Stock based compensation expense                                                        5,445                  5,335
        Investment gain                                                                             -                (61,428)
        Other non-cash adjustments                                                              4,760                  5,065
        Deferred income taxes                                                                  28,576                 78,153
        Change in accounts receivable                                                           4,232                  7,844
        Change in accounts payable and other liabilities                                      (71,248)               (37,763)
        Change in other current assets                                                          6,736                  2,974
                                                                                  ---------------------   --------------------
Net cash provided by continuing operating activities                                          349,370                380,469

Cash flows from investing activities:
        Capital expenditures                                                                 (111,769)               (98,284)
        Cash paid for Commonwealth (net of cash acquired)                                    (657,610)                     -
        Other assets (purchased) distributions received, net                                    3,851                 62,244
                                                                                  ---------------------   --------------------
Net cash used by investing activities                                                        (765,528)               (36,040)

Cash flows from financing activities:
        Receipt (payment) of customer advances for
          construction and contributions in aid of construction, net                             (506)                    17
        Long-term debt borrowings                                                             950,000                      -
        Long-term debt payments                                                              (914,516)              (198,126)
        Financing costs paid                                                                  (11,727)                     -
        Issuance of common stock                                                               11,472                 12,756
        Common stock repurchased                                                              (70,730)              (135,239)
        Dividends paid                                                                       (170,841)              (162,773)
                                                                                  ---------------------   --------------------
Net cash used by financing activities                                                        (206,848)              (483,365)

Cash flows of discontinued operations:
        Operating cash flows                                                                        -                 16,880
        Investing cash flows                                                                        -                 (5,545)
        Financing cash flows                                                                        -                      -
                                                                                  ---------------------   --------------------
                                                                                                    -                 11,335

Decrease in cash and cash equivalents                                                        (623,006)              (127,601)
Cash and cash equivalents at January 1,                                                     1,041,106                268,917
                                                                                  ---------------------   --------------------
Cash and cash equivalents at June 30,                                                      $  418,100              $ 141,316
                                                                                  =====================   ====================
Cash paid during the period for:
        Interest                                                                           $   176,558             $  169,841
        Income taxes                                                                       $    47,426             $    2,871

Non-cash investing and financing activities:
        Change in fair value of interest rate swaps                                        $    (3,628)            $  (15,100)
        Conversion of EPPICS                                                               $     3,279             $   14,249
        Conversion of Commonwealth Notes                                                   $    36,732             $        -
        Debt-for-debt exchange, net                                                        $         -             $      (70)
        Shares issued for Commonwealth acquisition                                         $   247,315             $        -


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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund ("USF") surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our consolidated statements of operations and have been included in revenues and other operating expenses at $9.9 million and $11.1 million for the three months ended June 30, 2007 and 2006, respectively, and at $17.2 million and $21.3 million for the six months ended June 30, 2007 and 2006, respectively.

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

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

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

          We have interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfy the fair value hedging requirements of SFAS No. 133, as amended. As a result, the fair value of the swaps is carried on the consolidated balance sheets in other liabilities and the related hedged liabilities are also adjusted to fair value by the same amount.

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

          In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense was $2.0 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, and $5.4 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively.

          The compensation cost recognized is based on awards ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion (APB) No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic-value based method to value the stock. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options issued under our stock plans.

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

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold is reflected on the Company's balance sheet as of the date of adoption at $44.7 million and amounts to $47.5 million as of June 30, 2007. This amount includes an accrual for interest in the amount of $5.2 million as of June 30, 2007. These balances include amounts of $9.0 million and $1.4 million for total FIN No. 48 tax liabilities and accrued interest, respectively, pursuant to the Company's acquisition of Commonwealth Telephone Enterprises, Inc., completed in March 2007. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $23.7 million as of June 30, 2007.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our year to date statement of operations additional interest in the amount of $0.5 million. We do not expect that our balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months. We are subject to income tax examinations generally for the years 2003 forward for both our federal and state filing jurisdictions.

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

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

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

     Accounting for Collateral Assignment Split-Dollar Life Insurance
     ----------------------------------------------------------------
     Arrangements
     ------------
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

(3)  Acquisition of Commonwealth Telephone:
     --------------------------------------
     On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. ("Commonwealth" or "CTE") in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $798.0 million in cash ($657.6 million net, after cash acquired), issued common stock with a value of $247.3 million and had $10.5 million of accrued closing costs at June 30, 2007.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We have retired all but $8.5 million of the $191.8 million face amount of Commonwealth convertible notes as of June 30, 2007. The notes were retired by the payment of $165.4 million in cash and the issuance of our common stock valued at $36.7 million. The premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to expense.

     We have accounted for the acquisition of Commonwealth as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Commonwealth are recorded as of the acquisition date, at their respective fair values, and consolidated with those of Citizens. The reported consolidated financial condition of Citizens as of June 30, 2007 reflects a preliminary estimated allocation of these fair values.

     The following schedule provides a summary of the purchase price paid by Citizens in the acquisition of Commonwealth as of June 30, 2007 ($ in thousands):

           Cash paid                                   $       798,015
           Value of Citizens common stock issued               247,315
           Accrued closing costs                                10,540
                                                       -----------------
           Total Purchase Price                        $     1,055,870
                                                       =================

     The allocation of the purchase price to assets and liabilities is preliminary. The estimated purchase price has been allocated to the net tangible and intangible assets and liabilities acquired as follows ($ in thousands):

       Allocation of estimated purchase price:
          Current assets (1)                                $     190,361
          Property, plant and equipment                           387,720
          Goodwill                                                568,891
          Other intangibles - customer list                       500,000
          Other assets                                             11,234
          Current portion of debt                                 (35,000)
          Accounts payable and other current liabilities          (77,224)
          Deferred income taxes                                  (247,208)
          Convertible Notes                                      (209,553)
          Other liabilities                                       (33,351)
                                                           ---------------
       Total Purchase Price                                 $   1,055,870
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

                                                                For the six months ended
                                                                        June 30,
                                                       ------------------------------------------      For the three months ended
                                                              2007                  2006                     June 30, 2006
                                                       --------------------  --------------------   --------------------------------
($ in thousands, except per share amounts)
 ----------------------------------------
Revenue                                                        $ 1,197,237           $ 1,177,430                       $ 588,378
Operating income                                               $   376,130           $   357,481                       $ 185,122
Income from continuing operations                              $   116,223           $   157,337                       $ 112,022
Income from discontinued operations                            $         -           $    13,452                       $   6,956
Net income available for common shareholders                   $   116,223           $   170,789                       $ 118,978

Basic income per common share:
   Income from continuing operations                           $      0.35           $      0.46                       $    0.33
   Income from discontinued operations                                   -                  0.04                            0.02
                                                       --------------------  --------------------        ------------------------
   Net income per common share                                 $      0.35           $      0.50                       $    0.35
                                                       ====================  ====================        ========================
Diluted income per common share:
   Income from continuing operations                           $      0.35           $      0.45                       $    0.33
   Income from discontinued operations                                   -                  0.04                            0.02
                                                       --------------------  --------------------        ------------------------
   Net income per common share                                 $      0.35           $      0.49                       $    0.35
                                                       ====================  ====================        ========================

(4)  Accounts Receivable:
     --------------------
     The components of accounts receivable, net at June 30, 2007 and December 31, 2006 are as follows:

($ in thousands)                                         June 30, 2007              December 31, 2006
 --------------                                   ----------------------------  ---------------------------

End user                                                            $ 223,953                    $ 273,828
Other                                                                  24,550                       22,446
Less:  Allowance for doubtful accounts                                (24,195)                    (108,537)
                                                  ----------------------------  ---------------------------
    Accounts receivable, net                                        $ 224,308                    $ 187,737
                                                  ============================  ===========================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $6.7 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively, and $11.6 million and $7.2 million for the six months ended June 30, 2007 and 2006, respectively.

     Our allowance for doubtful accounts (and "end user" receivables) declined from December 31, 2006, primarily as a result of the resolution of a carrier dispute. On March 12, 2007, we entered into a settlement agreement with a carrier pursuant to which we were paid $37.5 million, resulting in a favorable impact on our revenue in the first quarter of 2007 and for the six months ended June 30, 2007 of $38.7 million.

(5)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment at June 30, 2007 and December 31, 2006 are as follows:

    ($ in thousands)                                  June 30, 2007                 December 31, 2006
     --------------                           ----------------------------    ----------------------------

Property, plant and equipment                                 $ 7,153,975                     $ 6,685,466
Less: accumulated depreciation                                 (3,853,426)                     (3,701,962)
                                              ----------------------------    ----------------------------
     Property, plant and equipment, net                       $ 3,300,549                     $ 2,983,504
                                              ============================    ============================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $93.4 million and $88.0 million for the three months ended June 30, 2007 and 2006, respectively, and $180.0 million and $178.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

     In accordance with SFAS No. 144, any component of our business that we dispose of, or classify as held for sale, that has operations and cash flows clearly distinguishable from continuing operations for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of ELI as discontinued operations in our consolidated statement of operations.

     Summarized financial information for ELI is set forth below:

                             For the three months      For the six months
($ in thousands)             ended June 30, 2006       ended June 30, 2006
 --------------             -----------------------   -----------------------

Revenue                      $         43,584           $        86,078
Operating income             $         11,482           $        21,940
Income taxes                 $          4,526           $         8,488
Net income                   $          6,956           $        13,452

(7)  Other Intangibles:
     ------------------
     Other intangibles at June 30, 2007 and December 31, 2006 are as follows:

        ($ in thousands)                             June 30, 2007         December 31, 2006
         --------------                          ----------------------   -------------------

Customer base - amortizable over 96 months                 $ 1,494,605            $  994,605
Trade name - non-amortizable                                   122,058               122,058
                                                 ----------------------   -------------------
   Other intangibles                                         1,616,663             1,116,663
Less: Accumulated amortization                                (767,018)             (684,310)
                                                 ----------------------   -------------------
    Total other intangibles, net                           $   849,645            $  432,353
                                                 ======================   ===================

     Amortization expense was $47.2 million and $31.6 million for the three months ended June 30, 2007 and 2006, respectively, and $82.7 million and $63.2 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense for the three and six months ended June 30, 2007 is comprised of $31.6 million and $63.2 million, respectively, for our "base Citizens business" and $15.6 million and $19.5 million, respectively, for the customer base acquired in the Commonwealth acquisition. On a preliminary basis, $500.0 million has been allocated to the customer base acquired in the Commonwealth acquisition, with amortization to be based on an eight-year life ($62.5 million annually).



(8)  Long-Term Debt:
     ---------------
     The activity in our long-term  debt from December 31, 2006 to June 30, 2007 is as follows:

                                                       Six months ended June 30, 2007
                                        ------------------------------------------------------------
                                                                    Assumed                                              Interest
                                                                     From                                                Rate* at
                            December 31,                New      Commonwealth  Interest   Reclassification/  June 30,    June 30,
 ($ in thousands)              2006       Payments   Borrowings   Acquisition  Rate Swap       Other           2007        2007
 ----------------             -----       --------   ----------   -----------  ---------       -----           -----       ----

 FIXED RATE

  Rural Utilities Service
      Loan Contracts       $    21,886  $  (3,877)  $     -      $      -     $    -       $     -         $    18,009      5.99%

  Senior Unsecured Debt      4,435,018   (896,399)    950,000       226,779     (3,628)      (17,833)        4,693,937      8.06%

  EPPICS                        17,860        -           -             -          -          (3,279)           14,581      5.00%

  Industrial Development        58,140    (14,240)        -             -          -             -              43,900      5.66%
      Revenue Bonds        -----------  ---------   ---------    ----------   --------     ---------       -----------

 TOTAL LONG-TERM DEBT      $ 4,532,904  $(914,516)  $ 950,000    $  226,779   $ (3,628)    $ (21,112)      $ 4,770,427      8.02%
                           -----------  =========   =========    ==========   ========     =========       -----------

  Less:  Debt Discount         (32,878)                                                                        (39,070)
  Less:  Current Portion       (39,271)                                                                        (32,774)
                           -----------                                                                     -----------
                           $ 4,460,755                                                                     $ 4,698,583
                           ===========                                                                     ===========


* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     For the six months ended June 30, 2007, we retired an aggregate principal amount of $935.6 million of debt, including $3.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. As further described below, we temporarily borrowed and repaid $200.0 million during the month of March 2007, utilized to temporarily fund our acquisition of Commonwealth. Although this borrowing does not appear in our December 31, 2006 or June 30, 2007 balance sheet, the borrowing and repayment are shown gross in the above table.

     During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes that were exchanged. No cash was exchanged in these transactions. However, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in investment and other income (loss), net for the six months ended June 30, 2006.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and approximately $191.8 million face amount of Commonwealth convertible notes (fair value of approximately $209.6 million). During March 2007 we paid down the $35.0 million credit facility, and through June 30, 2007 we have retired approximately $183.3 million face amount (for which we paid $165.4 million in cash and $36.7 million in common stock) of the convertible notes (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to expense), resulting in a remaining outstanding balance of $8.5 million as of June 30, 2007.

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

     During the first quarter of 2007, we incurred and expensed approximately $4.0 million of fees associated with the bridge loan facility. We also filed with the SEC a registration statement for an exchange offer on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered notes. The exchange offer was completed in the second quarter of 2007. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. The debt retirement generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $16.3 million in the second quarter of 2007 and is included in investment and other income (loss), net. As a result of this debt redemption, we also terminated three interest rate swap agreements hedging an aggregate $150.0 million of indebtedness. Payments on the swap terminations of approximately $1.0 million were made in the second quarter of 2007.

     As of June 30, 2007, EPPICS representing a total principal amount of $197.2 million have been converted into 15,912,949 shares of our common stock. Approximately $4.1 million of EPPICS, which are convertible into 355,493 shares of our common stock, were outstanding at June 30, 2007. Our long-term debt footnote indicates $14.6 million of EPPICS outstanding at June 30, 2007, of which $10.5 million is debt of related parties for which the company has an offsetting receivable.

     A summary of the activity for our industrial development revenue bonds is as follows ($ in millions):

          Principal amount outstanding at December 31, 2006     $  58.1
          Retirements during the first six months of 2007         (14.2)
                                                                --------

          Principal amount outstanding at June 30, 2007            43.9
          Expected retirements on August 1, 2007                  (30.4)
                                                                --------

          Remaining principal with a maturity at May 1, 2030    $  13.5
                                                                ========

     As of June 30, 2007, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.20% per annum as of June 30, 2007. The expiration date for this new $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     We are in compliance with all of our debt and credit facility covenants.

(9)  Net Income Per Common Share:
     ----------------------------
     The  reconciliation  of the net income per common share calculation for the three and six months  ended  June 30,  2007 and 2006,  respectively,  is as follows:

($ in thousands, except per-share amounts)          For the three months ended June 30,    For the six months ended June 30,
 ----------------------------------------          ------------------------------------    ----------------------------------
                                                         2007                2006                2007              2006
                                                   ----------------   -----------------    ----------------  ----------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Income from continuing operations                         $ 40,559           $  94,746           $ 108,226         $ 138,733
Income from discontinued operations                              -               6,956                   -            13,452
                                                   ----------------   -----------------    ----------------  ----------------
Total basic net income available for common
  shareholders                                            $ 40,559           $ 101,702           $ 108,226         $ 152,185
                                                   ================   =================    ================  ================
Effect of conversion of preferred securities -
  EPPICS                                                        32                  79                  89               261
                                                   ----------------   -----------------    ----------------  ----------------
Total diluted net income available for common
  shareholders                                            $ 40,591           $ 101,781           $ 108,315         $ 152,446
                                                   ================   =================    ================  ================
Basic earnings per common share:
--------------------------------
Weighted-average shares outstanding - basic                340,469             322,337             332,331           324,501
                                                   ----------------   -----------------    ----------------  ----------------
Income from continuing operations                         $   0.12           $    0.30           $    0.33         $    0.43
Income from discontinued operations                              -                0.02                   -              0.04
                                                   ----------------   -----------------    ----------------  ----------------
Net income per share available for common
  shareholders                                            $   0.12           $    0.32           $    0.33         $    0.47
                                                   ================   =================    ================  ================
Diluted earnings per common share:
----------------------------------
Weighted-average shares outstanding                        340,469             322,337             332,331           324,501
Effect of dilutive shares                                      760                 698                 953               992
Effect of conversion of preferred securities -
  EPPICS                                                       359                 847                 441             1,191
                                                   ----------------   -----------------    ----------------  ----------------
Weighted-average shares outstanding - diluted              341,588             323,882             333,725           326,684
                                                   ================   =================    ================  ================
Income from continuing operations                         $   0.12           $    0.29           $    0.32         $    0.43
Income from discontinued operations                              -                0.02                   -              0.04
                                                   ----------------   -----------------    ----------------  ----------------
Net income per share available for common
  sharesholders                                           $   0.12           $    0.31           $    0.32         $    0.47
                                                   ================   =================    ================  ================

     Stock Options
     -------------
     For the three and six months ended June 30, 2007, options to purchase 1,221,150 shares (at exercise prices ranging from $15.94 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     For the three and six months ended June 30, 2006, options to purchase 1,960,000 shares at exercise prices ranging from $13.03 and $18.46 issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

     In addition, for the three and six months ended June 30, 2007 and 2006, restricted stock awards of 1,389,000 and 1,212,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer contingent upon the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of June 30, 2007, approximately 98% of the EPPICS outstanding, or about $197.2 million aggregate principal amount of EPPICS, have converted into 15,912,949 shares of our common stock, including shares issued from treasury.

     At June 30, 2007, we had 81,507 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted, we would issue approximately 355,493 shares of our common stock. These securities have been included in the diluted income per common share calculation for the period ended June 30, 2007.

     At June 30, 2006, we had 180,594 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted we would have issued approximately 787,661 shares of our common stock. These securities have been included in the diluted income per common share calculation for the period ended June 30, 2006.

     Stock Units
     -----------
     At June 30, 2007 and 2006, we had 191,450 and 282,000 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan) and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007. As of June 30, 2007, we had repurchased approximately 4,633,000 shares of our common stock at an aggregate cost of approximately $70.7 million.

(10) Stock Plans:
     ------------
     At June 30, 2007, we had five stock-based compensation plans pursuant to which grants are outstanding, which are described below. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Deferred Fee Plan and the Directors' Equity Plan. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At June 30, 2007, there were 16,058,182 shares authorized for grant under these plans and 5,225,199 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP or the Deferred Fee Plan.

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

     At June 30, 2007, there were 13,517,421 shares authorized for grant under the 2000 EIP and 2,820,503 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP.

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

     The following summary presents information regarding outstanding stock options as of June 30, 2007 and changes during the six months then ended with regard to options under the MEIP and the EIPs:

                                                                                                                      Aggregate
                                                                                Weighted            Weighted          Intrinsic
                                                            Shares              Average              Average           Value at
                                                          Subject to          Option Price          Remaining          June 30,
                                                            Option             Per Share          Life in Years          2007
     ------------------------------------------------ -------------------- ------------------- -------------------- --------------
     Balance at January 1, 2007                            5,242,000                $12.41
         Options granted                                        -                      -
         Options exercised                                (1,018,000)               $10.32                            $ 4,872,000
         Options canceled, forfeited or lapsed               (17,000)               $11.53
     ------------------------------------------------ --------------------
     Balance at June 30, 2007                              4,207,000                $12.92               3.88         $12,629,000
     ================================================ ====================

     Exercisable at June 30, 2007                          4,184,000                $12.92               3.85         $12,576,000
     ================================================ ====================

     There were no options granted during the first six months of 2007. Cash received upon the exercise of options during the first six months of 2007 totaled $11.5 million. Total remaining unrecognized compensation cost associated with unvested stock options at June 30, 2007 was $0.1 million and the weighted average period over which this cost is expected to be recognized is approximately one year.

     The total intrinsic value of stock options exercised during the first six months of 2006 was $4.3 million. The total intrinsic value of stock options outstanding and exercisable at June 30, 2006 was $14.3 million and $13.2 million, respectively. Options granted during the first six months of 2006 totaled 13,000. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $3.08. Cash received upon the exercise of options during the first six months of 2006 totaled $12.8 million.

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

     The following table presents the weighted average assumptions used for grants in fiscal 2006:

                                                 2006
              --------------------------- -------------------
              Dividend yield                        7.55%
              Expected volatility                     44%
              Risk-free interest rate               4.89%
              Expected life                       5 years
              --------------------------- -------------------

     The following summary presents information regarding unvested restricted stock as of June 30, 2007 and changes during the six months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                       Weighted           Aggregate
                                                                        Average         Fair Value at
                                                  Number of           Grant Date           June 30,
                                                   Shares             Fair Value             2007
      --------------------------------------- ------------------ ----------------- -----------------------
        Balance at January 1, 2007               1,174,000              $12.89
          Restricted stock granted                 696,000              $15.08            $10,638,000
          Restricted stock vested                 (468,000)             $12.76            $ 7,151,000
          Restricted stock forfeited               (13,000)             $14.23            $   197,000
      --------------------------------------- ------------------
        Balance at June 30, 2007                 1,389,000              $14.02            $21,211,000
      ======================================= ==================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2007 was $17.5 million and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the six months ended June 30, 2006 was approximately $9.5 million and $7.6 million, respectively. The total fair value of unvested restricted stock at June 30, 2006 was $15.8 million. The weighted average grant-date fair value of restricted shares granted during the six months ended June 30, 2006 was $12.86. Shares granted during the first six months of 2006 totaled 730,000.

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

     The number of shares of common stock authorized for issuance under the Directors' Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited, or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At June 30, 2007, there were 2,404,696 shares available for grant. There were 13 directors participating in the directors' plans during the second quarter of 2007. In the first six months of 2007, total plan units earned were 81,249. At June 30, 2007, 177,951 options were exercisable at a weighted average exercise price of $12.61.

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

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. As of June 30, 2007, the liability for such payments was reduced to $0, as the obligation was fully settled during the second quarter of 2007.

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of June 30, 2007 and December 31, 2006 were $400.0 million and $550.0 million, respectively. Such contracts require us to pay variable rates of interest (average pay rates of approximately 9.22% as of June 30, 2007 and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rates of 8.50% as of June 30, 2007 and 8.26% as of December 31, 2006). The fair value of these derivatives is reflected in other liabilities as of June 30, 2007 and December 31, 2006, in the amount of ($13.9 million) and ($10.3 million), respectively. The related underlying debt has been decreased by a like amount. For the three and six months ended June 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $0.8 million and $2.0 million, respectively.

     We do not anticipate any non-performance by counter-parties to our derivative contracts as all counter-parties have investment grade credit ratings.


(13) Investment and Other Income (Loss), Net:
     ----------------------------------------
     The components of investment and other income (loss), net are as follows:


                                          For the three months ended June 30,           For the six months ended June 30,
                                       ------------------------------------------- ---------------------------------------------
($ in thousands)                            2007                    2006                   2007                    2006
 --------------                        ------------------   ---------------------- ---------------------   ---------------------
Interest and dividend income                    $  8,444                 $  4,213              $ 22,970                $  8,019
Bridge loan fee                                        -                        -                (4,026)                      -
Gain from Rural Telephone Bank
  Dissolution                                          -                   61,428                     -                  61,428
Loss on exchange of debt                               -                      (41)                    -                  (2,433)
Premium on Debt Repurchases                      (17,092)                       -               (18,217)                      -
Equity earnings/minority interest
  in joint ventures, net                           1,575                     (794)                  578                  (1,827)
Other, net                                           556                      557                 2,195                  (1,175)
                                       ------------------   ---------------------- ---------------------   ---------------------
     Total investment and other
       income (loss), net                       $ (6,517)                $ 65,363              $  3,500                $ 64,012
                                       ==================   ====================== =====================   =====================

     The gain of $61.4 million resulted from the dissolution and liquidation of the Rural Telephone Bank in April 2006.

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2007 and the four quarters of 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of June 30, 2007, EPPICS representing a total principal amount of $197.2 million have been converted into 15,912,949 shares of our common stock. A total of approximately $4.1 million of EPPICS is outstanding as of June 30, 2007 and if all outstanding EPPICS were converted, 355,493 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $14.6 million of EPPICS outstanding at June 30, 2007, of which $10.5 million is debt of related parties for which the company has an offsetting receivable.

(15) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                                                  Pension Benefits
                                                     ----------------------------------------------------------------------------
                                                           For the three months ended             For the six months ended
                                                                    June 30,                                June 30,
                                                     -------------------------------------   ------------------------------------
                                                            2007                2006                2007               2006
                                                     ------------------  -----------------   -----------------  -----------------
($ in thousands)
 --------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                  $  2,754           $  1,759            $  4,763           $  3,518
Interest cost on projected benefit obligation                   13,115             11,504              25,045             23,008
Expected return on plan assets                                 (17,106)           (15,126)            (32,781)           (30,252)
Amortization of prior service cost and
  unrecognized  net obligation                                      81                (61)                 53               (122)
Amortization of unrecognized loss                                2,906              3,085               5,806              6,170
                                                     ------------------  -----------------   -----------------  -----------------
Net periodic benefit cost                                     $  1,750           $  1,161            $  2,886           $  2,322
                                                     ==================  =================   =================  =================


                                                                             Other Postretirement Benefits
                                                     ----------------------------------------------------------------------------
                                                           For the three months ended             For the six months ended
                                                                    June 30,                                June 30,
                                                     -------------------------------------   ------------------------------------
                                                           2007                2006                2007               2006
                                                     ------------------  -----------------   -----------------  -----------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                  $    175           $    174            $    349           $    348
Interest cost on projected benefit obligation                    2,218              2,211               4,426              4,422
Expected return on plan assets                                    (254)              (245)               (507)              (490)
Amortization of prior service cost and
   unrecognized net obligation                                  (1,447)            (1,026)             (2,895)            (2,052)
Amortization of unrecognized loss                                1,171              1,513               2,361              3,026
                                                     ------------------  -----------------   -----------------  -----------------
Net periodic benefit cost                                     $  1,863           $  2,627            $  3,734           $  5,254
                                                     ==================  =================   =================  =================

     We expect that our 2007 pension and other postretirement benefit expenses, including the costs associated with our recently acquired Commonwealth plans, will be between $13.0 million and $15.0 million, and that no contribution will be required to be made by us to the pension plans in 2007.

(16) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $315.0 million - $325.0 million for 2007. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     The City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v.
     Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948, we acquired the stock of Bangor Gas Company and merged it into us. The City alleged the existence of extensive contamination of the Penobscot River and initially asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include UGI Utilities, Inc. and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims, including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages.

     On June 27, 2006, the court issued Findings of Fact and Conclusions of Law in the first phase of the case. The court found contamination in only a small section of the River and determined that Citizens and the City should share cleanup costs.

     Subsequent to the June 27, 2006 findings, we began settlement discussions with the City, with participation from the State of Maine. In February 2007, we reached an agreement to settle the matter for a payment by us of $7.6 million. The payment was made on July 31, 2007 and the settlement is now final. Under the settlement agreement, we and the City will share in any recoveries from the various third party defendants. We also executed a Consent Decree with the City and the State that subsequently was approved and entered by the Court. On July 31, certain of the third party defendants filed a notice of appeal concerning entry of the Consent Decree. Even if such appeal (which we intend to vigorously contest) were successful, it would not affect the finality of our settlement with the City.

     In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any amounts paid by us in settlement of the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

     Ronald A. Katz Technology Licensing, LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleges that by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL, and dial-up services, and perform a variety of account related tasks such as billing and payments, we have infringed thirteen of Katz Technology's patents and continue to infringe three of Katz Technology's patents. Katz Technology seeks unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation has transferred the case to the Central District of California. We intend to vigorously defend against this lawsuit.

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

(17) Subsequent Events:
     ------------------
     We have entered into an agreement with Country Road Communications LLC ("Country Road") to acquire Global Valley Networks Inc. ("GVN") and GVN Services ("GVS") through the purchase from Country Road of 100% of the outstanding common stock of Evans Telephone Holdings, Inc., the parent company of GVN and GVS. The purchase price is $62.0 million in cash, subject to adjustment. We intend to finance the acquisition with cash on hand. The closing is subject to satisfaction of certain usual and customary conditions, including Hart-Scott-Rodino antitrust clearance and necessary approvals from the Federal Communications Commission and the California Public Utilities Commission. The transaction is expected to close within six to nine months.

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

     * Changes in the number of our revenue generating units, which consist of access lines plus high-speed internet subscribers;

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

     * The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation, including potential changes in access charges and subsidy payments, and regulatory network upgrade and reliability requirements;

     * Our ability to comply with federal and state regulation (including state rate of return limitations on our earnings) and our ability to successfully renegotiate state regulatory plans as they expire or come up for renewal from time to time;

     * Our ability to effectively manage our operations, operating expenses and capital expenditures, to pay dividends and to reduce or refinance our debt;

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On July 31, 2006, we sold our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We accounted for ELI as a discontinued operation in our consolidated statements of operations. On March 8, 2007, we completed the acquisition of Commonwealth
Telephone Enterprises, Inc., which includes a small CLEC component. This acquisition expands our presence in Pennsylvania and strengthens our position as a market-leading full-service communications provider to rural markets.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that competition will continue to intensify in 2007 across all of our products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2006 and the first half of 2007 as a result of competition. Competition in our markets may result in reduced revenues in 2007.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and, therefore, affect our ability to collect money owed to us by carriers.

Revenues from data and internet services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges (including federal and state subsidies) are decreasing as a percentage of our revenues. These factors, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a)  Liquidity and Capital Resources
    -------------------------------

                       Cash Flow from Operating Activities
                       -----------------------------------

As of June  30,  2007,  we had  cash and  cash  equivalents  aggregating  $418.1 million. Our primary source of funds continues to be cash generated from operations. For the six months ended June 30, 2007, we used cash flow from continuing operations and cash and cash equivalents to fund a significant portion of the acquisition of Commonwealth, capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2008, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $31.6 million of debt maturing during the last six months of 2007 and $2.4 million and $2.5 million of debt maturing in 2008 and 2009, respectively.

A number of factors, including but not limited to, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations and may require us to increase capital expenditures. Our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that in 2007 and beyond our cash taxes will increase substantially as our Federal and state net operating loss carry forwards and AMT tax credit carry forwards are estimated to be fully utilized during 2007 and 2008. We paid $47.4 million in cash taxes during the first six months of 2007 and expect to pay approximately $30.0 million to $35.0 million in the second half of 2007.

                       Cash Flow from Investing Activities
                       -----------------------------------

Acquisition
-----------
On March 8, 2007, we acquired Commonwealth in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $798.0 million in cash ($657.6 million net, after cash acquired), issued common stock with a value of $247.3 million and had $10.5 million of accrued closing costs at June 30, 2007.

In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We have retired all but $8.5 million of the $191.8 million face amount of Commonwealth notes as of June 30, 2007. The notes were retired by the payment of $165.4 million in cash and the issuance of our common stock valued at $36.7 million. The premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to expense.

Capital Expenditures
--------------------
For the six months ended June 30, 2007, our capital expenditures were $111.8 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $315.0 million - $325.0 million for 2007.

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

Rural Telephone Bank
--------------------
In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006 as reflected in investment and other income (loss), net in the consolidated statements of operations. Our tax net operating losses were used to absorb the cash liability for taxes.

                       Cash Flow from Financing Activities
                       -----------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the six months ended June 30, 2007, we retired an aggregate principal amount of $935.6 million of debt, including $3.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. During the first quarter of 2007, we temporarily borrowed and repaid $200.0 million utilized to temporarily fund the acquisition, and we paid down the $35.0 million Commonwealth credit facility. Through June 30, 2007 we have retired $183.3 million face amount of Commonwealth convertible notes for which we paid $165.4 million in cash and $36.7 million in common stock (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to expense), resulting in a remaining outstanding balance of $8.5 million as of June 30, 2007. We also paid down $14.2 million of industrial development revenue bonds and $3.9 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to refinance $200.0 million principal amount of indebtedness incurred on March 8, 2007 under a bridge loan facility in connection with the acquisition of Commonwealth. We also filed with the SEC a registration statement for an exchange offer on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered notes. The exchange offer was completed in the second quarter of 2007.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first and second quarters of 2007 and the four quarters of 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of June 30, 2007, EPPICS representing a total principal amount of $197.2 million have been converted into 15,912,949 shares of our common stock, and a total of $4.1 million remains outstanding to third parties. Our long-term debt footnote indicates $14.6 million of EPPICS outstanding at June 30, 2007, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of June 30, 2007 and December 31, 2006 were $400.0 million and $550.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.22% as of June 30, 2007 and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rate of 8.50% as of June 30, 2007 and 8.26% as of December 31, 2006). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three and six months ended June 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $0.8 million and $2.0 million, respectively.

Credit Facilities
-----------------
As of June 30, 2007, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.20% per annum as of June 30, 2007. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock pursuant to our stock-based compensation plans. For the six months ended June 30, 2007 and 2006, we received approximately $11.5 million and $12.8 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 19, 2007. As of June 30, 2007, we had repurchased approximately 4,633,000 shares of our common stock at an aggregate cost of approximately $70.7 million.

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

Dividends
---------
Our ongoing annual dividends of $1.00 per share of common stock under our current policy utilize a significant portion of our cash generated by operations and therefore could limit our operating and financial flexibility. While we believe that the amount of our dividends will allow for adequate amounts of cash flow for other purposes, any reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash available in excess of dividends.

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

New Accounting Pronouncements
-----------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold is reflected on the Company's balance sheet as of the date of adoption at $44.7 million and amounts to $47.5 million as of June 30, 2007. This amount includes an accrual for interest in the amount of $5.2 million as of June 30, 2007. These balances include amounts of $9.0 million and $1.4 million for total FIN No. 48 tax liabilities and accrued interest, respectively, pursuant to the Company's acquisition of Commonwealth Telephone Enterprises, Inc., completed in March 2007. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $23.7 million as of June 30, 2007.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our year to date statement of operations additional interest in the amount of $0.5 million. We do not expect that our balances with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months. We are subject to income tax examinations generally for the years 2003 forward for both our federal and state filing jurisdictions.

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

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

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

     Accounting for Collateral Assignment Split-Dollar Life Insurance
     ----------------------------------------------------------------
     Arrangements
     ------------
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's results of operations or financial condition.

(b)  Results of Operations
     ---------------------
                                    REVENUE

Revenue is generated primarily through the provision of local, network access, long distance, and data and internet services. Such services are provided under either a monthly recurring fee or based on usage at a tariffed rate and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Consolidated revenue for the three months ended June 30, 2007 increased $71.9 million, or 14%, as compared with the prior year period. Consolidated revenue for the six months ended June 30, 2007 increased $121.2 million, or 12%, as compared with the prior year period. Excluding the additional revenue due to the CTE acquisition, revenue increased $17.6 million during the first half of 2007, or 2%, as compared with the prior year period. During the first quarter of 2007, we had a significant favorable settlement of a dispute with a carrier that resulted in a favorable one-time impact to our revenues of $38.7 million. Excluding the impact of the CTE acquisition and the one-time favorable settlement, our revenues for the six months ended June 30, 2007 would have been $992.6 million, a decrease of $21.1 million, or 2%, as compared to the prior year period.

Change  in the  number of our  access  lines is  important  to our  revenue  and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. Excluding the impact of the CTE acquisition, we lost approximately 54,300 access lines during the six months ended June 30, 2007, but added approximately 32,500 high-speed internet subscribers during this same period. For the three months ended June 30, 2007, CTE lost approximately 3,100 access lines. The loss of lines during the first six months of 2007 was primarily among residential customers. The non-residential line losses were principally in our central region and Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2007. A continued loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenues, profitability and cash flows to decrease in the second half of 2007.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for the three and six months ended June 30, 2007 and 2006. We have also presented an analysis of each category for the three and six months ended June 30, 2007 for the results of Citizens (excluding CTE) and the results of CTE for the last 23 days of March and the three months ended June 30, 2007, as included in the consolidated results of operations. All variance explanations in the succeeding paragraphs are based on analysis of the three and six months ended June 30, 2007 financial data for Citizens (excluding CTE) in comparison to the three and six months ended June 30, 2006, as presented below.

                           TELECOMMUNICATIONS REVENUE

                                     For the three months ended June 30, 2007
                               ----------------------------------------------------   For the three
($ in thousands)                    As                               Citizens           months ended
 --------------                  Reported          CTE             (excluding CTE)     June 30, 2006      $ Change       % Change
                               -------------- --------------    -------------------   ---------------  ---------------  -----------
Local services                   $   232,622      $  36,391            $   196,231       $   203,254        $  (7,023)         -3%
Data and internet services           131,984         10,623                121,361           103,459           17,902          17%
Access services                      113,429         22,673                 90,756           104,611          (13,855)        -13%
Long distance services                47,053          8,031                 39,022            38,692              330           1%
Directory services                    28,664            275                 28,389            28,547             (158)         -1%
Other                                 25,074          4,984                 20,090            28,349           (8,259)        -29%
                               -------------- --------------    -------------------   ---------------  ---------------
                                 $   578,826      $  82,977            $   495,849       $   506,912        $ (11,063)         -2%
                               ============== ==============    ===================   ===============  ===============

                                      For the six months ended June 30, 2007
                               ------------------------------------------------------- For the six
($ in thousands)                    As             CTE               Citizens          months ended
 --------------                  Reported     (for 114 days)       (excluding CTE)     June 30, 2006      $ Change      % Change
                               -------------- --------------    -------------------   ---------------  ---------------  -----------
Local services                   $   438,664      $  45,065            $   393,599       $   406,820        $ (13,221)         -3%
Data and internet services           248,410         13,179                235,231           203,548           31,683          16%
Access services                      252,454         28,368                224,086           215,848            8,238           4%
Long distance services                87,481         10,078                 77,403            77,850             (447)         -1%
Directory services                    57,334            343                 56,991            57,344             (353)         -1%
Other                                 50,630          6,610                 44,020            52,363           (8,343)        -16%
                               -------------- --------------    -------------------   ---------------  ---------------
                                 $ 1,134,973      $ 103,643            $ 1,031,330       $ 1,013,773        $  17,557           2%
                               ============== ==============    ===================   ===============  ===============

Local Services
Local services revenue for the three months ended June 30, 2007 decreased $7.0 million, or 3%, as compared with the prior year period. The loss of access lines accounted for $6.5 million of the decline in local revenue.

Local services revenue for the six months ended June 30, 2007 decreased $13.2 million, or 3%, as compared with the prior year period. The loss of access lines accounted for $12.4 million of the decline in local revenue. Enhanced services revenue increased $1.3 million, as compared with the prior year period, primarily due to sale of additional feature packages.

Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended June 30, 2007 increased $17.9 million, or 17%, as compared with the prior year period primarily due to growth in data and high-speed internet services. The number of the Company's high-speed internet subscribers has increased by more than 66,800, or 19%, since June 30, 2006. Data and Internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Revenue from these dedicated high-capacity circuits increased $6.1 million, or 12%, as compared with the prior year period, primarily due to growth in those circuits.

Data and internet services revenue for the six months ended June 30, 2007 increased $31.7 million, or 16%, as compared with the prior year period, primarily due to growth in data and high-speed internet services. Revenue from the dedicated high-capacity circuits increased $8.2 million, or 8%, as compared with the prior year period, primarily due to growth in those circuits.

Access Services
Access services revenue for the three months ended June 30, 2007 decreased $13.9 million, or 13%, as compared with the prior year period. Switched access revenue of $61.8 million decreased $1.0 million, as compared with the prior year period, primarily due to the impact of a decline in minutes of use related to access line losses. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $29.0 million decreased $12.9 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our lower cost structure and an increase in the program's national average cost per local loop (NACPL), along with reductions in USF surcharges due to the elimination of high-speed internet units from the USF calculation. Second quarter 2007 subsidy revenue was negatively impacted by a $3.3 million local switching support true-up relating to 2005.

Access services revenue for the six months ended June 30, 2007 increased $8.2 million, or 4%, as compared with the prior year period. Switched access revenue of $162.3 million increased $31.6 million, or 24%, as compared with the prior year period, primarily due to the settlement in the first quarter of a dispute with a carrier resulting in a favorable impact on our revenue of $38.7 million (a one-time event), partially offset by the impact of a decline in minutes of use related to access line losses. Subsidy revenue of $61.8 million decreased $23.4 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our lower cost structure and an increase in the program's NACPL, along with reductions in USF surcharges due to the elimination of high-speed internet units from the USF calculation.

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

Long Distance Services
Long distance services revenue for the three months ended June 30, 2007 increased $0.3 million, or 1%, as compared with the prior year period. Long distance services revenue for the six months ended June 30, 2007 decreased $0.4 million, or 1%, as compared with the prior year period. We have actively marketed a package of unlimited long distance minutes with our digital phone bundled service offerings. The sale of our digital phone product and its associated unlimited minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance minutes of use increased by 9% during the six months ended June 30, 2007 compared to the first half of 2006 and, as noted below, has increased our cost of services provided. Our long distance revenues have remained relatively steady, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors to affect our long distance revenues during the remainder of 2007.

Directory Services
Directory services revenue for the three and six months ended June 30, 2007 was relatively unchanged as compared with the prior year periods with slightly lower yellow pages advertising, mainly in Rochester, New York.

Other
Other revenue for the three months ended June 30, 2007 decreased $8.3 million, or 29%, as compared with the prior year period, primarily due to higher bad debt expenses and the impact of our free video promotions in some of our markets.

Other revenue for the six months ended June 30, 2007 decreased $8.3 million, or 16%, as compared with the prior year period, primarily due to higher bad debt expenses and the impact of our free video promotions in some of our markets.

                             NETWORK ACCESS EXPENSES

                                For the three months ended June 30, 2007
                            ----------------------------------------------------   For the three
        ($ in thousands)        As                               Citizens          months ended
         --------------      Reported          CTE             (excluding CTE)     June 30, 2006      $ Change       % Change
                           -------------- --------------    -------------------- ----------------  ---------------  -----------
        Network access         $  51,878       $  6,837               $ 45,041          $ 38,402         $  6,639          17%

                                  For the six months ended June 30, 2007
                           ----------------------------------------------------    For the six
        ($ in thousands)        As             CTE               Citizens          months ended
         --------------      Reported      (for 114 days)      (excluding CTE)     June 30, 2006      $ Change       % Change
                           -------------- --------------    -------------------   ---------------  ---------------  -----------
        Network access         $ 102,671       $ 10,686               $ 91,985          $ 78,620         $ 13,365          17%

Network access expenses for the three months ended June 30, 2007 increased $6.6 million, or 17%, as compared with the prior year period, primarily due to increasing rates and usage related to our long distance product and our data backbone. Network access expenses for the six months ended June 30, 2007 increased $13.4 million, or 17%, as compared with the prior year period, primarily due to increasing rates and usage related to our long distance product and our data backbone. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to continue to increase. Expenses associated with access lines lost have offset some of the increase.

                            OTHER OPERATING EXPENSES

                                     For the three months ended June 30, 2007
                                 ----------------------------------------------------    For the three
($ in thousands)                      As                               Citizens          months ended
 --------------                    Reported          CTE             (excluding CTE)     June 30, 2006      $ Change       % Change
                                 -------------- --------------    -------------------   ---------------  ---------------  ----------
Operating expenses                   $ 162,246       $ 37,266              $ 124,980         $ 135,827        $ (10,847)       -8%
Taxes other than income taxes           22,754            971                 21,783            20,934              849         4%
Sales and marketing                     30,188          2,797                 27,391            22,739            4,652        20%
                                 -------------- --------------    -------------------   ---------------  ---------------
                                     $ 215,188       $ 41,034              $ 174,154         $ 179,500        $  (5,346)       -3%
                                 ============== ==============    ===================   ===============  ===============

                                        For the six months ended June 30, 2007
                                 ----------------------------------------------------    For the six
($ in thousands)                      As             CTE               Citizens          months ended
 --------------                    Reported      (for 114 days)      (excluding CTE)     June 30, 2006      $ Change       % Change
                                 -------------- --------------    -------------------   ---------------  ---------------  ----------
Operating expenses                   $ 301,971       $ 44,192              $ 257,779         $ 274,073        $ (16,294)       -6%
Taxes other than income taxes           48,954          2,260                 46,694            46,769              (75)        0%
Sales and marketing                     54,134          4,586                 49,548            45,959            3,589         8%
                                 -------------- --------------    -------------------   ---------------  ---------------
                                     $ 405,059       $ 51,038              $ 354,021         $ 366,801        $ (12,780)       -3%
                                 ============== ==============    ===================   ===============  ===============

Operating expenses for the three months ended June 30, 2007 decreased $10.8 million, or 8%, as compared with the prior year period, primarily due to a reduction in employees, improved expense control in benefit costs and the allocation of common corporate costs over a larger base of operations. Operating expenses in the second quarter of 2007 included approximately $3.0 million of incremental expenses related to the CTE integration and severance costs in other areas of the business. Operating expenses for the six months ended June 30, 2007 decreased $16.3 million, or 6%, as compared with the prior year period, primarily due to headcount reductions and associated decreases in salaries and benefits and the allocation of common corporate costs over a larger base of operations. The USF contribution rate and PUC fees decreased from the prior year period, resulting in a reduction in costs of $5.7 million.

We routinely review our operations, personnel and facilities to achieve greater efficiencies. We are in the process of consolidating our call center operations and pursuing workforce efficiencies in other areas. As we work through the consolidation, including the opening of a new call center in Deland, FL in August 2006, and the closing of call centers in 2007, we expect that our operating expenses will temporarily increase. During the third quarter of 2007, we expect that over 100 employees will have accepted early retirement incentives or had their positions eliminated. Some of these positions will be replaced in other locations. Accordingly, a charge for the severance or early retirement costs will be recorded in the third quarter of 2007, and such charge may be in the range of $5.0 million to $10.0 million, based on the acceptances of early retirement and other employment considerations. As noted elsewhere, the introduction of new service offerings may also negatively impact our cost structure.

Included in operating expenses is stock compensation expense. Stock compensation expense was $2.0 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, and $5.4 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. In 2006, we began expensing the cost of the unvested portion of outstanding stock options pursuant to SFAS No. 123R.

Included in operating expenses is pension and other postretirement benefit expenses. Based on current assumptions and plan asset values, we estimate that our 2007 pension and other postretirement benefit expenses, including the costs associated with our recently acquired Commonwealth plans, will be approximately $13.0 million to $15.0 million and that no contribution will be required to be made by us to the pension plans in 2007. In future periods, if the value of our pension assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or postretirement expenses.

Taxes other than income taxes for the three and six months ended June 30, 2007 were relatively unchanged as compared with the prior year periods.

Sales and marketing expenses for the three months ended June 30, 2007 increased $4.7 million, or 20%, as compared with the prior year period. Sales and marketing expenses for the six months ended June 30, 2007 increased $3.6 million, or 8%, as compared with the prior year period. Sales and marketing expenses may increase due to higher advertising and marketing in a competitive environment and the launch of new products.

                      DEPRECIATION AND AMORTIZATION EXPENSE

                                   For the three months ended June 30, 2007
                              ----------------------------------------------------    For the three
   ($ in thousands)                 As                               Citizens         months ended
    --------------               Reported          CTE             (excluding CTE)     June 30, 2006      $ Change       % Change
                              -------------- --------------    -------------------   ---------------  ---------------  -----------
  Depreciation  expense           $  93,286       $ 11,488              $  81,798         $  87,957        $  (6,159)         -7%
  Amortization expense               47,176         15,582 *               31,594            31,595               (1)          0%
                              -------------- --------------    -------------------   ---------------  ---------------
                                  $ 140,462       $ 27,070              $ 113,392         $ 119,552        $  (6,160)         -5%
                              ============== ==============    ===================   ===============  ===============


                                     For the six months ended June 30, 2007
                              ----------------------------------------------------    For the six
  ($ in thousands)                 As             CTE               Citizens          months ended
   --------------               Reported      (for 114 days)      (excluding CTE)     June 30, 2006      $ Change       % Change
                              -------------- --------------    -------------------   ---------------  ---------------  -----------
  Depreciation  expense           $ 179,933       $ 14,448              $ 165,485         $ 178,366        $ (12,881)         -7%
  Amortization expense               82,710         19,520 *               63,190            63,190                -           0%
                              -------------- --------------    -------------------   ---------------  ---------------
                                  $ 262,643       $ 33,968              $ 228,675         $ 241,556        $ (12,881)         -5%
                              ============== ==============    ===================   ===============  ===============

*Represents amortization expense related to the customer base acquired in the Commonwealth acquisition.

Depreciation expense for the three months ended June 30, 2007 decreased $6.2 million, or 7%, as compared with the prior year period due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets.

Depreciation expense for the six months ended June 30, 2007 decreased $12.9 million, or 7%, as compared with the prior year period due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets.


 INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE


                                      For the three months ended June 30, 2007
                                  ----------------------------------------------------    For the three
  ($ in thousands)                     As                               Citizens          months ended
   --------------                   Reported          CTE             (excluding CTE)     June 30, 2006      $ Change      % Change
                                  -------------- --------------    -------------------  ----------------  ---------------  ---------
  Investment and
    other income (loss), net           $ (6,517)      $  3,381               $ (9,898)         $ 65,363        $ (75,261)     -115%
  Interest expense                     $ 98,649       $   (394)              $ 99,043          $ 85,341        $  13,702        16%
  Income tax expense                   $ 25,573       $ 14,136               $ 11,437          $ 54,734        $ (43,297)      -79%


                                         For the six months ended June 30, 2007
                                  ------------------------------------------------------  For the six
  ($ in thousands)                     As             CTE               Citizens          months ended
   --------------                   Reported      (for 114 days)      (excluding CTE)     June 30, 2006      $ Change      % Change
                                  -------------- ---------------  ----------------------  ---------------  --------------  ---------
  Investment and
    other income (loss), net           $  3,500       $  4,165               $   (665)         $ 64,012        $ (64,677)     -101%
  Interest expense                     $192,613       $   (169)              $192,782          $170,734        $  22,048        13%
  Income tax expense                   $ 67,261       $ 16,417               $ 50,844          $ 81,341        $ (30,497)      -37%


Investment and other income (loss), net for the three months ended June 30, 2007 decreased $75.3 million, or 115%, as compared with the prior year period, primarily due to the $64.6 million in proceeds received in April 2006 as a result of the liquidation and dissolution of the RTB, the loss on retirement of debt in the second quarter of 2007 for $17.1 million, partially offset by an increase of $4.2 million in income from short-term investments of cash. Investment and other income (loss), net for the six months ended June 30, 2007 decreased $64.7 million, or 101%, as compared with the prior year period, primarily due to the $64.6 million in proceeds received in April 2006 as a result of the liquidation and dissolution of the RTB, the loss on retirement of debt during the first six months of 2007 for $18.2 million, partially offset by an increase of $15.0 million in income from short-term investments of cash.

In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006. Our tax net operating losses were used to absorb the cash liability for taxes.

We borrowed $550.0 million in December 2006 in anticipation of the Commonwealth acquisition in 2007. Our average cash balance was $729.6 million and $205.1 million for the six months ended June 30, 2007 and 2006, respectively.

Interest expense for the three months ended June 30, 2007 increased $13.7 million, or 16%, as compared with the prior year period, primarily due to a higher average debt balance resulting from financing the Commonwealth acquisition. Our average debt outstanding was $5,064.5 million and $4,110.6 million for the three months ended June 30, 2007 and 2006, respectively. Our composite average borrowing rate (including the effect of our swap agreements) for the three months ended June 30, 2007 as compared with the prior year period was 17 basis points lower, decreasing from 8.16% to 7.99%.

Interest expense for the six months ended June 30, 2007 increased $22.0 million, or 13%, as compared with the prior year period, primarily due to a higher average debt balance resulting from financing the Commonwealth acquisition. Our average debt outstanding was $4,887.3 million and $4,152.3 million for the six months ended June 30, 2007 and 2006, respectively.

Income taxes for the three and six months ended June 30, 2007 decreased $43.3 million, or 79% and $30.5 million, or 37%, respectively, as compared with the prior year periods, primarily due to changes in taxable income. The effective tax rate on a fully consolidated basis for the first six months of 2007 was 38.3% as compared with 37.0% for the first six months of 2006. Our cash taxes paid for the six months ended June 30, 2007 were $47.4 million, an increase of $44.6 million over the first six months of 2006, as our tax loss carryforwards become utilized. We expect to pay approximately $30.0 million to $35.0 million in the second half of 2007.


                             DISCONTINUED OPERATIONS

        ($ in thousands)                                   For the three months ended June 30,
         --------------                 ----------------------------------------------------------------------
                                            2007           2006               $ Change            % Change
                                        -------------- --------------    -------------------   ---------------
        Revenue                                   $ -       $ 43,584              $ (43,584)            -100%
        Operating income                          $ -       $ 11,482              $ (11,482)            -100%
        Income taxes                              $ -       $  4,526              $  (4,526)            -100%
        Net income                                $ -       $  6,956              $  (6,956)            -100%


        ($ in thousands)                                    For the six months ended June 30,
         --------------                 ----------------------------------------------------------------------
                                            2007           2006               $ Change            % Change
                                        -------------- --------------    -------------------   ---------------
        Revenue                                   $ -       $ 86,078              $ (86,078)            -100%
        Operating income                          $ -       $ 21,940              $ (21,940)            -100%
        Income taxes                              $ -       $  8,488              $  (8,488)            -100%
        Net income                                $ -       $ 13,452              $ (13,452)            -100%

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2007, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At June 30, 2007, the fair value of our long-term debt was estimated to be approximately $4.7 billion, based on our overall weighted average interest rate of 8.02% and our overall weighted average maturity of approximately 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2006.

The overall weighted average interest rate decreased approximately 7 basis points during the second quarter of 2007. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $264.4 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of June 30, 2007 is limited to our pension assets. We have no other equity investments of any material amount.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2007, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
As a result of our Commonwealth acquisition we have begun to integrate certain business processes and systems of the acquired entity. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.    Legal Proceedings
           -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2006, except as set forth below:

As reported in our Annual Report on Form 10-K for the year ended December 31, 2006, the City of Bangor, Maine, filed suit against us on November 22, 2002, in the U.S. District Court for the District of Maine (City of Bangor v. Citizens Communications Company, Civ. Action No. 02-183-B-S). The City alleged, among other things, that we are responsible for the costs of cleaning up environmental contamination alleged to have resulted from the operation of a manufactured gas plant owned by Bangor Gas Company from 1852-1948 and by us from 1948-1963. In acquiring the operation in 1948, we acquired the stock of Bangor Gas Company and merged it into us. The City alleged the existence of extensive contamination of the Penobscot River and initially asserted that money damages and other relief at issue in the lawsuit could exceed $50.0 million. The City also requested that punitive damages be assessed against us. We filed an answer denying liability to the City, and asserted a number of counterclaims against the City. In addition, we identified a number of other potentially responsible parties that may be liable for the damages alleged by the City and joined them as parties to the lawsuit. These additional parties include UGI Utilities, Inc. and Centerpoint Energy Resources Corporation. The Court dismissed all but two of the City's claims, including its claims for joint and several liability under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the claim against us for punitive damages.

On June 27, 2006, the court issued Findings of Fact and Conclusions of Law in the first phase of the case. The court found contamination in only a small section of the River and determined that Citizens and the City should share cleanup costs.

Subsequent to the June 27, 2006 findings, we began settlement discussions with the City, with participation from the State of Maine. In February 2007, we reached an agreement to settle the matter for a payment by us of $7.6 million. The payment was made on July 31, 2007 and the settlement is now final. Under the settlement agreement, we and the City will share in any recoveries from the various third party defendants. We also executed a Consent Decree with the City and the State that subsequently was approved and entered by the Court. On July 31, certain of the third party defendants filed a notice of appeal concerning entry of the Consent Decree. Even if such appeal (which we intend to vigorously contest) were successful, it would not affect the finality of our settlement with the City.

In addition, we have demanded that various of our insurance carriers defend and indemnify us with respect to the City's lawsuit, and on December 26, 2002, we filed a declaratory judgment action against those insurance carriers in the Superior Court of Penobscot County, Maine, for the purpose of establishing their obligations to us with respect to the City's lawsuit. We intend to vigorously pursue this lawsuit and to obtain from our insurance carriers indemnification for any amounts paid by us in settlement of the City's lawsuit as well as to recover the costs of our defense of that lawsuit. We cannot at this time determine what amount we may recover from third parties or insurance carriers.

Ronald A. Katz Technology Licensing LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleges that, by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL, and dial-up services, and perform a variety of account related tasks such as billing and payments, we have infringed thirteen of Katz Technology's patents and continue to infringe three of Katz Technology's patents. Katz Technology seeks unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz
Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation has transferred the case to the Central District of California. We intend to vigorously defend against this lawsuit.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended June 30, 2007.



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (d) Maximum
                                                                                                                   Approximate
                                                                                                                 Dollar Value of
                                                                                         (c) Total Number of     Shares that May
                                                    (a) Total                            Shares Purchased as     Yet Be Purchased
                                                    Number of         (b) Average          Part of Publicly     Under the Plans or
                                                      Shares           Price Paid         Announced Plans or       Programs (in
Period                                              Purchased          per Share               Programs              millions)
------------------------------------------------------------------------------------------------------------------------------------

April  1, 2007 to April 30, 2007
Share Repurchase Program (1)                         1,155,400           $15.28               1,987,400                 $220.3
Employee Transactions (2)                              4,225             $15.46                  N/A                     N/A

May 1, 2007 to May 31, 2007
Share Repurchase Program (1)                         1,100,000           $15.65               3,078,400                 $203.1
Employee Transactions (2)                               273              $15.67                  N/A                     N/A

June 1, 2007 to June 30, 2007
Share Repurchase Program (1)                         1,554,400           $15.34               4,632,800                 $179.3
Employee Transactions (2)                                 -              $   -                   N/A                     N/A


Totals April 1, 2007 to June 30, 2007
Share Repurchase Program (1)                         3,809,800           $15.41               4,632,800                 $179.3
Employee Transactions (2)                              4,498             $15.47                  N/A                     N/A


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) The registrant held its 2007 Annual Meeting of the Stockholders on May 18, 2007 (the "Meeting").

     (b) Election of directors. At the Meeting, all nominees were elected pursuant to the following votes:

                                                  Number of Votes
                                                  ---------------
          DIRECTOR                            FOR               WITHHELD
          --------                            ---               --------

          Kathleen Q. Abernathy            292,095,408           14,555,073
          Leroy T. Barnes, Jr.             289,333,550           17,316,931
          Michael T. Dugan                 292,230,330           14,420,151
          Jeri B. Finard                   290,019,145           16,631,335
          Lawton W. Fitt                   289,884,698           16,765,783
          William M. Kraus                 283,385,838           23,264,643
          Howard L. Schrott                284,997,277           21,653,204
          Larraine D. Segil                284,781,732           21,868,748
          Bradley E. Singer                290,654,624           15,995,857
          David H. Ward                    289,049,068           17,601,413
          Myron A. Wick, III               290,183,581           16,466,900
          Mary Agnes Wilderotter           289,284,504           17,365,977

     (c)  Other matters submitted to stockholders at the Meeting:

          (1) Adoption of the 2008 Citizens Incentive Plan. The matter passed with the following vote:

                    Number of votes FOR                       284,889,080
                    Number of votes AGAINST                    16,337,549
                    Number of votes ABSTAINING                  5,423,849

          (2) Adoption of the amendment to the Amended and Restated 2000 Equity Incentive Plan. The matter passed with the following vote:

                    Number of votes FOR                       280,306,779
                    Number of votes AGAINST                    20,063,425
                    Number of votes ABSTAINING                  6,280,276

          (3)  Ratification   of  appointment  of  KPMG  LLP  as  the  Company's
               independent registered public accounting firm for 2007. The matter passed with the following vote:

                    Number of votes FOR                       296,763,309
                    Number of votes AGAINST                     7,003,372
                    Number of votes ABSTAINING                  2,883,797

Item 5.  Other Information
         -----------------

As disclosed in our Proxy Statement for the 2007 Annual Meeting, proposals that stockholders wish to include in our Proxy Statement and form of proxy for our
2008 annual Stockholders meeting must be received by the Secretary of the Company no later than December 22, 2007. For a stockholder proposal that is not intended to be included in our Proxy Statement for our 2008 Annual Meeting, the proposal must be received by the Secretary of the Company not earlier than January 18, 2008 nor later than February 19, 2008 in order to be properly presented at the 2008 annual meeting. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 19, 2008, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

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




Date: August 2, 2007