Form 10-Q
period 2007-09-30
CITIZENS COMMUNICATIONS CO
filed 2007-11-07
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007
                                               ------------------

                                       or
                                       --

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

                                       N/A
              ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                  Yes  X   No
                                      ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No X
                                       ---   ---

The number of shares outstanding of the registrant's Common Stock as of October 31, 2007 was 327,774,555.

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index




                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets at September 30, 2007 and December 31, 2006                            2

       Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006       3

       Consolidated  Statements of Operations  for the nine months ended  September 30,
       2007 and 2006                                                                                      4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2006 and the nine months ended September 30, 2007                                     5

       Consolidated  Statements of Comprehensive  Income for the three and
       nine months ended September 30, 2007 and 2006                                                      5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006        6

       Notes to Consolidated Financial Statements                                                         7

     Management's Discussion and Analysis of Financial Condition and Results of Operations               23

     Quantitative and Qualitative Disclosures about Market Risk                                          37

     Controls and Procedures                                                                             37

   Part II.  Other Information

     Legal Proceedings                                                                                   39

     Risk Factors                                                                                        39

     Unregistered Sales of Equity Securities and Use of Proceeds                                         39

     Exhibits                                                                                            41

     Signature                                                                                           42



                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                           (Unaudited)
                                                                                        September 30, 2007    December 31, 2006
                                                                                        -------------------  --------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                                  $   247,438           $ 1,041,106
    Accounts receivable, less allowances of $34,103 and $108,537, respectively                     231,255               187,737
    Other current assets                                                                            55,105                44,150
                                                                                        -------------------  --------------------
      Total current assets                                                                         533,798             1,272,993

Property, plant and equipment, net                                                               3,305,281             2,983,504
Goodwill, net                                                                                    2,487,156             1,917,751
Other intangibles, net                                                                             802,298               432,353
Investments                                                                                         21,788                16,474
Other assets                                                                                       187,102               174,461
                                                                                        -------------------  --------------------
           Total assets                                                                        $ 7,337,423           $ 6,797,536
                                                                                        ===================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                         $     2,436           $    39,271
    Accounts payable and other current liabilities                                                 404,371               386,372
                                                                                        -------------------  --------------------
      Total current liabilities                                                                    406,807               425,643

Deferred income taxes                                                                              771,864               514,130
Other liabilities                                                                                  384,264               332,645
Long-term debt                                                                                   4,725,376             4,467,086

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 329,940,000 and 322,265,000 outstanding, respectively, 349,456,000 issued at
      September 30, 2007 and 343,956,000 issued at December 31, 2006)                               87,364                85,989
    Additional paid-in capital                                                                   1,279,827             1,207,399
    Retained earnings                                                                               36,262               134,705
    Accumulated other comprehensive loss, net of tax                                               (79,408)              (81,899)
    Treasury stock                                                                                (274,933)             (288,162)
                                                                                        -------------------  --------------------
      Total shareholders' equity                                                                 1,049,112             1,058,032
                                                                                        -------------------  --------------------
           Total liabilities and shareholders' equity                                          $ 7,337,423           $ 6,797,536
                                                                                        ===================  ====================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                                           2007            2006
                                                                                      ---------------  --------------
Revenue                                                                                     $575,814       $ 507,198

Operating expenses:
     Network access expenses                                                                  56,566          42,791
     Other operating expenses                                                                215,266         186,678
     Depreciation and amortization                                                           138,057         117,008
                                                                                      ---------------  --------------
Total operating expenses                                                                     409,889         346,477
                                                                                      ---------------  --------------
Operating income                                                                             165,925         160,721

Investment and other income, net                                                               7,172           4,361
Interest expense                                                                              95,158          82,186
                                                                                      ---------------  --------------
     Income from continuing operations before income taxes                                    77,939          82,896
Income tax expense                                                                            30,524          31,562
                                                                                      ---------------  --------------
     Income from continuing operations                                                        47,415          51,334

Discontinued operations (see Note 6):
     Income from discontinued operations (including gain on disposal
        of $116,791)                                                                               -         125,104
     Income tax expense                                                                            -          47,979
                                                                                      ---------------  --------------
     Income from discontinued operations                                                           -          77,125
                                                                                      ---------------  --------------
Net income available for common shareholders                                                $ 47,415       $ 128,459
                                                                                      ===============  ==============
Basic income per common share:
     Income from continuing operations                                                      $   0.14       $    0.16
     Income from discontinued operations                                                           -            0.24
                                                                                      ---------------  --------------
     Net income per common share                                                            $   0.14       $    0.40
                                                                                      ===============  ==============
Diluted income per common share:
     Income from continuing operations                                                      $   0.14       $    0.16
     Income from discontinued operations                                                           -            0.24
                                                                                      ---------------  --------------
     Net income per common share                                                            $   0.14       $    0.40
                                                                                      ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                                           2007            2006
                                                                                      ---------------  --------------
Revenue                                                                                  $ 1,710,787      $1,520,971

Operating expenses:
     Network access expenses                                                                 159,237         121,411
     Other operating expenses                                                                620,325         553,479
     Depreciation and amortization                                                           400,700         358,564
                                                                                      ---------------  --------------
Total operating expenses                                                                   1,180,262       1,033,454
                                                                                      ---------------  --------------
Operating income                                                                             530,525         487,517

Investment and other income, net                                                              10,672          68,373
Interest expense                                                                             287,771         252,920
                                                                                      ---------------  --------------

     Income from continuing operations before income taxes                                   253,426         302,970
Income tax expense                                                                            97,785         112,903
                                                                                      ---------------  --------------
     Income from continuing operations                                                       155,641         190,067

Discontinued operations (see Note 6):
     Income from discontinued operations (including gain on disposal
         of $116,791)                                                                              -         147,045
     Income tax expense                                                                            -          56,468
                                                                                      ---------------  --------------
     Income from discontinued operations                                                           -          90,577
                                                                                      ---------------  --------------
Net income available for common shareholders                                             $   155,641      $  280,644
                                                                                      ===============  ==============
Basic income per common share:
     Income from continuing operations                                                   $      0.47      $     0.59
     Income from discontinued operations                                                           -            0.28
                                                                                      ---------------  --------------
     Net income per common share                                                         $      0.47      $     0.87
                                                                                      ===============  ==============
Diluted income per common share:
     Income from continuing operations                                                   $      0.47      $     0.59
     Income from discontinued operations                                                           -            0.27
                                                                                      ---------------  --------------
     Net income per common share                                                         $      0.47      $     0.86
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                ($ in thousands)
                                   (Unaudited)


                                                                                   Accumulated
                                        Common Stock      Additional                   Other        Treasury Stock        Total
                                     ------------------    Paid-In      Retained  Comprehensive ---------------------- Shareholders'
                                     Shares     Amount     Capital      Earnings       Loss       Shares       Amount     Equity
                                     --------- -------- -------------- ----------- ------------ ---------- -----------  -----------

Balance January 1, 2006               343,956  $85,989  $ 1,374,610    $ (85,344)   $(123,242)  (15,788)   $ (210,204)   $1,041,809
    Cumulative effect adjustment            -        -            -       36,392            -         -             -        36,392
    Stock plans                             -        -       (1,875)           -            -     2,908        38,793        36,918
    Conversion of EPPICS                    -        -       (2,563)           -            -     1,389        18,488        15,925
    Dividends on common stock of
       $1.00 per share                      -        -     (162,773)    (160,898)           -         -             -      (323,671)
    Shares repurchased                      -        -            -            -            -   (10,200)     (135,239)     (135,239)
    Net income                              -        -            -      344,555            -         -             -       344,555
    Pension liability adjustment,
       after adoption of SFAS
       No. 158, net of taxes                -        -            -            -      (83,634)        -             -       (83,634)
    Other comprehensive income,
      net of tax and
      reclassifications adjustments         -        -            -            -      124,977         -             -       124,977
                                     --------- -------- ------------- ----------- ------------ ---------- ------------- ------------
Balance December 31, 2006             343,956   85,989    1,207,399      134,705      (81,899)  (21,691)     (288,162)    1,058,032
    Stock plans                             -        -       (6,930)           -            -     1,847        25,646        18,716
    Acquisition of Commonwealth         5,500    1,375       77,939            -            -    12,638       168,093       247,407
    Conversion of EPPICS                    -        -         (537)           -            -       287         3,826         3,289
    Conversion of Commonwealth Notes        -        -        1,956            -            -     2,508        34,775        36,731
    Dividends on common stock of
       $0.75 per share                      -        -            -     (254,084)           -         -             -      (254,084)
    Shares repurchased                      -        -            -            -            -   (15,105)     (219,111)     (219,111)
    Net income                              -        -            -      155,641            -         -             -       155,641
    Other comprehensive income,
      net of tax and
      reclassifications adjustments         -        -            -            -        2,491         -             -         2,491
                                     --------- -------- ------------- ----------- ------------ ---------- ------------- ------------
Balance September 30, 2007            349,456  $87,364  $ 1,279,827    $  36,262    $ (79,408)  (19,516)   $ (274,933)   $1,049,112
                                     ========= ======== ============= =========== ============ ========== ============= ============



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                ($ in thousands)
                                   (Unaudited)

                                        For the three months ended September 30,      For the nine months ended September 30,
                                    --------------------------------------------   --------------------------------------------
                                           2007                    2006                   2007                    2006
                                    --------------------   ---------------------   --------------------   ---------------------

Net income                                     $ 47,415               $ 128,459              $ 155,641               $ 280,644
Amortization of pension and post
   retirement costs                                (653)                      -                  2,510                       -
Other comprehensive income(loss),
   net of tax and
   reclassifications adjustments                      -                     (19)                   (19)                     (9)
                                    --------------------   ---------------------   --------------------   ---------------------
Total comprehensive income                     $ 46,762               $ 128,440              $ 158,132               $ 280,635
                                    ====================   =====================   ====================   =====================

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.



                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                ($ in thousands)
                                   (Unaudited)


                                                                                   2007              2006
                                                                             ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $  155,641        $  280,644
       Deduct:  Income from discontinued operations, net of tax                            -           (18,498)
                Gain on sale of discontinued operations, net of tax                        -           (72,079)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                         400,700           358,564
       Stock based compensation expense                                                7,809             7,960
       Loss on debt exchange                                                               -             2,433
       Losses on extinguishment of debt                                               20,186                 -
       Investment gain                                                                     -           (61,428)
       Other non-cash adjustments                                                     12,605             5,100
       Deferred income taxes                                                          54,124           103,893
       Legal settlement                                                               (7,905)                -
       Change in accounts receivable                                                  (5,581)           13,091
       Change in accounts payable and other liabilities                              (81,493)          (39,923)
       Change in other current assets                                                 (2,822)             (791)
                                                                             ----------------  ----------------
Net cash provided by continuing operating activities                                 553,264           578,966

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                         (202,641)         (163,356)
       Cash paid for Commonwealth (net of cash acquired)                            (661,081)                -
       Proceeds from sale of discontinued operations                                       -           247,284
       Other assets (purchased) distributions received, net                            4,401            63,757
                                                                             ----------------  ----------------
Net cash (used by) provided from investing activities                               (859,321)          147,685

Cash flows provided from (used by) financing activities:
       Receipt (payment) of customer advances for
         construction and contributions in aid of construction, net                     (386)             (114)
       Long-term debt borrowings                                                     950,000                 -
       Long-term debt payments                                                      (945,466)         (227,461)
       Financing costs paid                                                          (11,727)                -
       Premium paid to retire debt                                                   (20,186)                -
       Issuance of common stock                                                       13,349            21,394
       Common stock repurchased                                                     (219,111)         (135,239)
       Dividends paid                                                               (254,084)         (243,115)
                                                                             ----------------  ----------------
Net cash used by financing activities                                               (487,611)         (584,535)

Cash flows of discontinued operations:
       Operating cash flows                                                                -            17,833
       Investing cash flows                                                                -            (6,593)
       Financing cash flows                                                                -                 -
                                                                             ----------------  ----------------
Net cash provided by discontinued operations                                               -            11,240

(Decrease) increase in cash and cash equivalents                                    (793,668)          153,356
Cash and cash equivalents at January 1,                                            1,041,106           263,749
                                                                             ----------------  ----------------

Cash and cash equivalents at September 30,                                        $  247,438        $  417,105
                                                                             ================  ================

Cash paid during the period for:
       Interest                                                                   $  295,463        $  264,621
       Income taxes                                                               $   53,670        $    8,330

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $    6,772        $    1,186
       Conversion of EPPICS                                                       $    3,289        $   14,378
       Conversion of Commonwealth Notes                                           $   36,731        $        -
       Debt-for-debt exchange, net                                                $        -        $      (70)
       Shares issued for Commonwealth acquisition                                 $  247,407        $        -


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

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes, purchase price allocations, contingencies and pension and postretirement benefits expenses among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year.

     (b)  Cash Equivalents:
          -----------------
          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (c)  Revenue Recognition:
          --------------------
          Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund ("USF") surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our consolidated statements of operations and have been included in revenue and other operating expenses at $9.6 million and $9.3 million for the three months ended September 30, 2007 and 2006, respectively, and at $26.7 million and $30.6 million for the nine months ended September 30, 2007 and 2006, respectively.

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

     (e)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.

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

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised
          2004), "Share-Based Payment" (SFAS No. 123R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation cost for awards that were outstanding at the effective date are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes. Prior periods have not been restated.

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

          In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense was $2.4 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively, and $7.8 million and $8.0 million for the nine months ended September 30, 2007 and 2006, respectively.

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

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our gross FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold as of the date of adoption was $44.7 million and amounts to $64.0 million as of September 30, 2007. This amount includes an accrual for interest in the amount of $5.7 million as of September 30, 2007. These balances include amounts of $9.0 million and $1.4 million for total FIN No. 48 tax liabilities and accrued interest, respectively, pursuant to the Company's acquisition of Commonwealth Telephone Enterprises, Inc., completed in March 2007. An increase of $14.0 million in the balance since the date of adoption is attributable to a change made to the estimated useful life of an intangible asset for income tax purposes. This tax position is temporary in nature and, therefore, will not impact the Company's results of operations when ultimately settled in the future. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $20.1 million as of September 30, 2007.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our 2007 year-to-date consolidated statement of operations additional interest in the amount of $0.9 million. We are subject to income tax examinations generally for the years 2003 forward for both our federal and state filing jurisdictions. We maintain uncertain tax positions in various state jurisdictions. It is reasonably possible that amounts related to previous asset dispositions and tax credits will change within the next 12 months, due to the expiration of the statute of limitations. This could favorably impact our results of operations by up to $7.0 million and reduce acquired goodwill balances by up to $3.0 million.

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

(3)  Acquisition of Commonwealth Telephone:
     --------------------------------------
     On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. ("Commonwealth" or "CTE") in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $801.5 million in cash ($661.1 million net, after cash acquired), issued common stock with a value of $247.4 million and had $7.0 million of accrued closing costs at September 30, 2007.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We have retired all but $8.5 million of the $191.8 million face amount of Commonwealth convertible notes as of September 30, 2007. The notes were retired by the payment of $165.4 million in cash and the issuance of our common stock valued at $36.7 million. The premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to investment and other income, net.

     We have accounted for the acquisition of Commonwealth as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Commonwealth are recorded as of the acquisition date, at their respective fair values, and consolidated with those of Citizens. The reported consolidated financial condition of Citizens as of September 30, 2007 reflects a preliminary estimated allocation of these fair values.

     The following schedule provides a summary of the purchase price paid by Citizens in the acquisition of Commonwealth as of September 30, 2007:

     ($ in thousands)
     ----------------

           Cash paid                                    $      801,486
           Value of Citizens common stock issued               247,407
           Accrued closing costs                                 6,977
                                                        --------------
           Total Purchase Price                         $    1,055,870
                                                        ==============

     The allocation of the purchase price to assets and liabilities is preliminary. The estimated purchase price has been allocated to the net tangible and intangible assets and liabilities acquired as follows:

      ($ in thousands)
      ----------------

           Allocation of estimated purchase price:
              Current assets (1)                       $       190,361
              Property, plant and equipment                    387,720
              Goodwill                                         569,405
              Other intangibles - customer list                500,000
              Other assets                                      11,234
              Current portion of debt                          (35,000)
              Accounts payable and other current               (77,738)
              liabilities
              Deferred income taxes                           (247,208)
              Convertible Notes                               (209,553)
              Other liabilities                                (33,351)
                                                       ----------------
           Total Purchase Price                        $     1,055,870
                                                       ================

                    (1) Includes $140.4 million of acquired cash.

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

                                                           For the nine months ended
                                                                 September 30,
                                                        -------------------------------     For the three months ended
                                                             2007             2006             September 30, 2006
                                                         --------------  ---------------   ----------------------------
($ in thousands, except per share amounts)
------------------------------------------
Revenue                                                    $ 1,773,051      $ 1,768,343              $ 590,913
Operating income                                           $   542,055      $   530,557              $ 173,076
Income from continuing operations                          $   163,638      $   212,253              $  54,916
Income from discontinued operations                        $         -      $    90,577              $  77,125
Net income available for common shareholders               $   163,638      $   302,830              $ 132,041

Basic income per common share:
   Income from continuing operations                       $      0.49      $      0.62              $    0.16
   Income from discontinued operations                               -             0.26                   0.23
                                                         --------------  ---------------       ----------------
   Net income per common share                             $      0.49      $      0.88              $    0.39
                                                         ==============  ===============       ================
Diluted income per common share:
   Income from continuing operations                       $      0.49      $      0.61              $    0.16
   Income from discontinued operations                               -             0.26                   0.23
                                                         --------------  ---------------       ----------------
   Net income per common share                             $      0.49      $      0.87              $    0.39
                                                         ==============  ===============       ================

(4)  Accounts Receivable:
     --------------------
     The components of accounts receivable, net at September 30, 2007 and December 31, 2006 are as follows:

($ in thousands)                     September 30, 2007    December 31, 2006
----------------                   ---------------------  --------------------

End user                                      $ 237,428             $ 273,828
Other                                            27,930                22,446
Less:  Allowance for doubtful
        accounts                                (34,103)             (108,537)
                                   ---------------------  --------------------
   Accounts receivable, net                   $ 231,255             $ 187,737
                                   =====================  ====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $8.7 million and $6.3 million for the three months ended September 30, 2007 and 2006, respectively, and $20.3 million and $13.5 million for the nine months ended September 30, 2007 and 2006, respectively.

     Our allowance for doubtful accounts (and "end user" receivables) declined from December 31, 2006, primarily as a result of the resolution of a carrier dispute. On March 12, 2007, we entered into a settlement agreement with a carrier pursuant to which we were paid $37.5 million, resulting in a favorable impact on our revenue in the first quarter of 2007 and for the nine months ended September 30, 2007 of $38.7 million.

(5)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment at September 30, 2007 and December 31, 2006 are as follows:

($ in thousands)                      September 30, 2007     December 31, 2006
----------------                    ---------------------  ---------------------

Property, plant and equipment                $ 7,240,316           $ 6,685,466
Less: accumulated depreciation                (3,935,035)           (3,701,962)
                                    ---------------------   --------------------
  Property, plant and equipment,
    net                                      $ 3,305,281           $ 2,983,504
                                    =====================   ====================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $90.7 million and $85.4 million for the three months ended September 30, 2007 and 2006, respectively, and $270.6 million and $263.8 million for the nine months ended September 30, 2007 and 2006, respectively.

(6)  Discontinued Operations:
     ------------------------
     On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was approximately $72.0 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

     In accordance with SFAS No. 144, any component of our business that we dispose of, or classify as held for sale, that has operations and cash flows clearly distinguishable from continuing operations for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of ELI as discontinued operations in our consolidated statements of operations.

     Summarized financial information for ELI is set forth below:

                              For the three months        For the nine months
($ in thousands)            ended September 30, 2006    ended September 30, 2006
---------------             ------------------------    ------------------------
Revenue                           $   14,534                  $ 100,612
Operating income                  $    3,951                  $  26,835
Income taxes                      $    3,267                  $  11,756
Net income                        $    5,046                  $  18,498
Gain on disposal of ELI,
    net of tax                    $   72,079                  $  72,079


(7)  Other Intangibles:
     ------------------
     Other intangibles at September 30, 2007 and December 31, 2006 are as follows:

($ in thousands)                                     September 30, 2007       December 31, 2006
----------------                                   ------------------------  ---------------------

Customer base - amortizable over 96 months                     $ 1,494,605            $   994,605
Trade name - non-amortizable                                       122,058                122,058
                                                   ------------------------  ---------------------
   Other intangibles                                             1,616,663              1,116,663
Less: Accumulated amortization                                    (814,365)              (684,310)
                                                   ------------------------  ---------------------
    Total other intangibles, net                               $   802,298            $   432,353
                                                   ========================  =====================

     Amortization expense was $47.3 million and $31.6 million for the three months ended September 30, 2007 and 2006, respectively, and $130.1 million and $94.8 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense for the three and nine months ended September 30, 2007 is comprised of $31.6 million and $94.8 million, respectively, for our "base Citizens business" and $15.7 million and $35.3 million, respectively, for the customer base acquired in the Commonwealth acquisition. On a preliminary basis, $500.0 million has been allocated to the customer base acquired in the Commonwealth acquisition, with amortization based on an eight-year life ($62.5 million annually).

(8)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2006 to September 30, 2007 is as follows:

                                                           Nine months ended September 30, 2007
                                          ----------------------------------------------------------
                                                                Assumed                                                 Interest
                                                                 From                                                   Rate* at
                         December 31,               New      Commonwealth Interest  Reclassification/  September 30,  September 30,
($ in thousands)            2006       Payments  Borrowings  Acquisition  Rate Swap      Other            2007            2007
----------------            ----       --------  ----------  -----------  ---------      -----           -----            ----


FIXED RATE

Rural Utilities Service
   Loan Contracts        $   21,886    $  (4,102)   $   -       $    -       $   -       $     -      $   17,784          5.99%

Senior Unsecured Debt     4,435,018     (896,774)    950,000      226,779      6,772       (17,833)    4,703,962          8.03%

EPPICS                       17,860         -           -            -           -         (3,289)        14,571          5.00%

Industrial Development
  Revenue Bonds              58,140      (44,590)       -            -           -             -          13,550          6.31%
                         ----------    ----------   ---------   ----------   -------    ----------    -----------


TOTAL LONG-TERM DEBT     $4,532,904    $(945,466)   $950,000    $ 226,779    $ 6,772     $(21,122)    $4,749,867          8.01%
                         ----------    ==========   =========   ==========   =======     =========    ----------

Less:  Debt Discount        (26,547)                                                                     (22,055)
Less:  Current Portion      (39,271)                                                                      (2,436)
                         ----------                                                                   -----------
                         $4,467,086                                                                   $4,725,376
                         ==========                                                                   ===========

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     For the nine months ended September 30, 2007, we retired an aggregate principal amount of $966.6 million of debt, including $3.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. As further described below, we temporarily borrowed and repaid $200.0 million during the month of March 2007, utilized to temporarily fund our acquisition of Commonwealth. Although this borrowing does not appear in our December 31, 2006 or September 30, 2007 balance sheet, the borrowing and repayment are shown gross in the above table.

     During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes that were exchanged. No cash was exchanged in these transactions. However, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in investment and other income, net for the nine months ended September 30, 2006.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and approximately $191.8 million face amount of Commonwealth convertible notes (fair value of approximately $209.6 million). During March 2007, we paid down the $35.0 million credit facility, and through September 30, 2007, we have retired approximately $183.3 million face amount (for which we paid $165.4 million in cash and $36.7 million in common stock) of the convertible notes (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to investment and other income, net), resulting in a remaining outstanding balance of $8.5 million as of September 30, 2007.

     On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to pay down $200.0 million principal amount of indebtedness borrowed on March 8, 2007 under a bridge loan facility in connection with the acquisition of Commonwealth, and redeem, on April 26, 2007, $495.2 million principal amount of our 7.625% Senior Notes due 2008.

     During the first quarter of 2007, we incurred and expensed approximately $4.0 million of fees associated with the bridge loan facility. We also filed with the SEC a registration statement for an exchange offer on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered Senior Notes due 2027. The exchange offer was completed in the second quarter of 2007. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. The debt retirement generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $16.3 million in the second quarter of 2007 and is included in investment and other income, net. As a result of this debt redemption, we also terminated three interest rate swap agreements hedging an aggregate $150.0 million of indebtedness. Payments on the swap terminations of approximately $1.0 million were made in the second quarter of 2007.

     As of September 30, 2007, EPPICS representing a total principal amount of $197.2 million have been converted into 15,913,821 shares of our common stock. Approximately $4.1 million of EPPICS, which are convertible into 354,620 shares of our common stock, were outstanding at September 30, 2007. Our long-term debt footnote indicates $14.6 million of EPPICS outstanding at September 30, 2007, of which $10.5 million is debt of related parties for which the company has an offsetting receivable.

     As of September 30, 2007, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.20% per annum as of September 30, 2007. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     We are in compliance with all of our debt and credit facility covenants.

(9)  Net Income Per Common Share:
     ----------------------------
     The reconciliation of the net income per common share calculation for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows:

($ in thousands, except per-share amounts)       For the three months ended September 30,    For the nine months ended September 30,
------------------------------------------       ------------------------------------------  ---------------------------------------
                                                       2007                    2006               2007                 2006
                                                 -------------------   --------------------  -----------------  ------------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Income from continuing operations                         $  47,415               $  51,334         $ 155,641           $ 190,067
Income from discontinued operations                               -                  77,125                 -              90,577
                                                 -------------------   --------------------  -----------------  ------------------
Total basic net income available for common
   shareholders                                           $  47,415               $ 128,459         $ 155,641           $ 280,644
                                                 ===================   ====================  =================  ==================
Effect of conversion of preferred securities
   - EPPICS                                                      31                      71               120                 332
                                                 -------------------   --------------------  -----------------  ------------------
Total diluted net income available for common
   shareholders                                           $  47,446               $ 128,530         $ 155,761           $ 280,976
                                                 ===================   ====================  =================  ==================
Basic earnings per common share:
--------------------------------
Weighted-average shares outstanding - basic                 334,128                 319,891           332,397             323,160
                                                 -------------------   --------------------  -----------------  ------------------
Income from continuing operations                         $    0.14               $    0.16         $    0.47           $    0.59
Income from discontinued operations                               -                    0.24                 -                0.28
                                                 -------------------   --------------------  -----------------  ------------------
Net income per share available for common
   shareholders                                           $    0.14               $    0.40         $    0.47           $    0.87
                                                 ===================   ====================  =================  ==================
Diluted earnings per common share:
----------------------------------
Weighted-average shares outstanding - basic                 334,128                 319,891           332,397             323,160
Effect of dilutive shares                                       651                     761             1,007                 932
Effect of conversion of preferred securities
   - EPPICS                                                     355                     782               415               1,068
                                                 -------------------   --------------------  -----------------  ------------------
Weighted-average shares outstanding - diluted               335,134                 321,434           333,819             325,160
                                                 ===================   ====================  =================  ==================
Income from continuing operations                         $    0.14               $    0.16         $    0.47           $    0.59
Income from discontinued operations                               -                    0.24                 -                0.27
                                                 -------------------   --------------------  -----------------  ------------------
Net income per share available for common
   sharesholders                                          $    0.14               $    0.40         $    0.47           $    0.86
                                                 ===================   ====================  =================  ==================

     Stock Options
     -------------
     For the three and nine months ended September 30, 2007, options to purchase 1,825,000 and 1,244,000 shares (at exercise prices ranging from $15.02 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     For the three and nine months ended September 30, 2006, options to purchase 1,917,000 and 1,967,000 shares (at exercise prices ranging from $13.03 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

     In addition, for the three and nine months ended September 30, 2007 and 2006, restricted stock awards of 1,342,000 and 1,205,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer subject to restriction after the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of September 30, 2007, approximately 98% of the EPPICS outstanding, or about $197.2 million aggregate principal amount of EPPICS, have converted into 15,913,821 shares of our common stock, including shares issued from treasury.

     At September 30, 2007, we had 81,307 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS are converted, we would issue approximately 354,620 shares of our common stock. These securities have been included in the diluted income per common share calculation for the period ended September 30, 2007.

     At September 30, 2006, we had 178,025 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted we would have issued approximately 776,456 shares of our common stock. These securities have been included in the diluted income per common share calculation for the period ended September 30, 2006.

     Stock Units
     -----------
     At September 30, 2007 and 2006, we had 206,506 and 210,152 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan) and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007. As of September 30, 2007, we had repurchased approximately 15,105,000 shares of our common stock at an aggregate cost of approximately $219.1 million. The repurchase program was completed on October 15, 2007.

     In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of September 30, 2006, we had repurchased approximately 10.2 million shares of our common stock at an aggregate cost of approximately $135.2 million.

(10) Stock Plans:
     ------------
     At September 30, 2007, we had five stock-based compensation plans pursuant to which grants are outstanding. Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued pursuant to the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Deferred Fee Plan and the Directors' Equity Plan. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At September 30, 2007, there were 16,058,182 shares authorized for grant under these plans and 5,222,878 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP or the Deferred Fee Plan.

     The following summary presents information regarding outstanding stock options as of September 30, 2007 and changes during the nine months then ended with regard to options under the MEIP and the EIPs:

                                                                                                          Aggregate
                                                                           Weighted       Weighted        Intrinsic
                                                            Shares         Average         Average         Value at
                                                          Subject to     Option Price     Remaining     September 30,
                                                            Option        Per Share     Life in Years        2007
           --------------------------------------------- -------------- --------------- -------------- -----------------
           Balance at January 1, 2007                      5,242,000         $12.41
               Options granted                                  -               -
               Options exercised                          (1,216,000)        $10.18                           $5,944,000
               Options canceled, forfeited or lapsed         (20,000)        $11.30
           --------------------------------------------- --------------
           Balance at September 30, 2007                   4,006,000         $13.06         3.64              $9,206,000
           ============================================= ==============

           Exercisable at September 30, 2007               3,983,000         $13.06         3.64              $8,915,000
           ============================================= ==============

     There were no options granted during the first nine months of 2007. Cash received upon the exercise of options during the first nine months of 2007 totaled $13.3 million. Total remaining unrecognized compensation cost associated with unvested stock options at September 30, 2007 was $0.1 million and the weighted average period over which this cost is expected to be recognized is approximately one year.

     The total intrinsic value of stock options exercised during the first nine months of 2006 was $7.3 million. The total intrinsic value of stock options outstanding and exercisable at September 30, 2006 was $10.8 million and $9.2 million, respectively. Options granted during the first nine months of 2006 totaled 22,000. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $12.55. Cash received upon the exercise of options during the first nine months of 2006 totaled $21.4 million.

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
                      Expected life                   5 years
                      ---------------------------- --------------

     The following summary presents information regarding unvested restricted stock as of September 30, 2007 and changes during the nine months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                 Weighted         Aggregate
                                                                 Average        Fair Value at
                                                Number of       Grant Date      September 30,
                                                 Shares         Fair Value           2007
         ------------------------------------ -------------- ----------------- ----------------
         Balance at January 1, 2007            1,174,000          $12.89
             Restricted stock granted            707,000          $15.08           $10,119,000
             Restricted stock vested            (474,000)         $12.76           $ 6,781,000
             Restricted stock forfeited          (65,000)         $13.93           $   931,000
         ------------------------------------ --------------
         Balance at September 30, 2007         1,342,000          $14.04           $19,212,000
         ==================================== ==============

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2007 was $14.2 million and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the nine months ended September 30, 2006 was approximately $10.3 million and $8.6 million, respectively. The total fair value of unvested restricted stock at September 30, 2006 was $16.9 million. The weighted average grant-date fair value of restricted shares granted during the nine months ended September 30, 2006 was $12.86. Shares granted during the first nine months of 2006 totaled 730,000.

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

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of September 30, 2007 and December 31, 2006 were $400.0 million and $550.0 million, respectively. Such contracts require us to pay variable rates of interest (average pay rates of approximately 9.06% as of September 30, 2007 and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rates of 8.50% as of September 30, 2007 and 8.26% as of December 31, 2006). The fair value of these derivatives is reflected in other liabilities as of September 30, 2007 and December 31, 2006, in the amount of ($3.5 million) and ($10.3 million), respectively. The related underlying debt has been decreased by a like amount. For the three and nine months ended September 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $0.8 million and $2.8 million, respectively.

     We do not anticipate any non-performance by counter-parties to our derivative contracts as all counter-parties have investment grade credit ratings.

(13) Investment and Other Income, Net:
     ---------------------------------
     The components of investment and other income, net are as follows:

                                               For the three months ended September 30,    For the nine months ended September 30,
                                              -----------------------------------------  -----------------------------------------
($ in thousands)                                  2007                    2006               2007                    2006
----------------                              -----------------   ---------------------  -----------------   ---------------------
Interest and dividend income                           $ 4,790                 $ 4,484           $ 27,760                $ 12,503
Bridge loan fee                                              -                       -             (4,026)                      -
Gain from Rural Telephone Bank dissolution                   -                       -                  -                  61,428
Loss on exchange of debt                                     -                       -                  -                  (2,433)
Premium on debt repurchases                                  -                       -            (18,217)                      -
Gain on forward rate agreements                              -                       -                  -                     430
Equity earnings/minority interest in joint
   ventures, net                                         1,241                  (1,119)             1,819                  (2,946)
Other, net                                               1,141                     996              3,336                    (609)
                                              -----------------   ---------------------  -----------------   ---------------------
     Total investment and other income, net            $ 7,172                 $ 4,361           $ 10,672                $ 68,373
                                              =================   =====================  =================   =====================

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2007 and the four quarters of 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated
     Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of September 30, 2007, EPPICS representing a total principal amount of $197.2 million have been converted into 15,913,821 shares of our common stock. A total of approximately $4.1 million of EPPICS was outstanding as of September 30, 2007 and if all outstanding EPPICS were converted, 354,620 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $14.6 million of EPPICS outstanding at September 30, 2007, of which $10.5 million is debt of related parties for which the company has an offsetting receivable.

(15) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                                                  Pension Benefits
                                                          -----------------------------------------------------------------
                                                            For the three months ended        For the nine months ended
                                                                    September 30,                     September 30,
                                                          -------------------------------   -------------------------------
                                                              2007             2006              2007            2006
                                                          --------------  ---------------   --------------- ---------------
($ in thousands)
----------------
Components of net periodic benefit cost (benefit)
-------------------------------------------------
Service cost                                                   $  2,121         $  1,646          $  6,884        $  5,164
Interest cost on projected benefit obligation                    12,901           11,104            37,946          34,112
Expected return on plan assets                                  (17,247)         (15,279)          (50,028)        (45,531)
Amortization of prior service cost and unrecognized
       net obligation                                              (208)             (61)             (155)           (183)
Amortization of unrecognized loss                                   750            2,816             6,556           8,986
                                                          --------------  ---------------   --------------- ---------------
Net periodic benefit cost                                      $ (1,683)        $    226          $  1,203        $  2,548
                                                          ==============  ===============   =============== ===============

                                                                           Other Postretirement Benefits
                                                          -----------------------------------------------------------------
                                                            For the three months ended        For the nine months ended
                                                                   September 30,                     September 30,
                                                          -------------------------------   -------------------------------
                                                              2007             2006              2007            2006
                                                          --------------  ---------------   --------------- ---------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                   $     92         $    174          $    441        $    522
Interest cost on projected benefit obligation                     2,909            2,211             7,335           6,633
Expected return on plan assets                                      (36)            (245)             (543)           (735)
Amortization of prior service cost and unrecognized
       net obligation                                            (2,420)          (1,026)           (5,315)         (3,078)
Amortization of unrecognized loss                                 1,828            1,513             4,189           4,539
                                                          --------------  ---------------   --------------- ---------------
Net periodic benefit cost                                      $  2,373         $  2,627          $  6,107        $  7,881
                                                          ==============  ===============   =============== ===============

     We expect that our 2007 pension and other postretirement benefit expenses, including the costs associated with our recently acquired Commonwealth plans, will be between $8.0 million and $9.0 million, and that no contribution will be required to be made by us to the pension plans in 2007.

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

(17) Subsequent Events:
     ------------------
     We entered into an agreement on July 5, 2007 with Country Road Communications LLC ("Country Road") to acquire Global Valley Networks Inc. ("GVN") and GVN Services ("GVS") through the purchase from Country Road of 100% of the outstanding common stock of Evans Telephone Holdings, Inc., the parent company of GVN and GVS. We received all required regulatory approvals and closed on this acquisition on October 31, 2007. The purchase price was $62.0 million, as adjusted for certain working capital adjustments. The purchase price was paid with cash on hand.

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

     * Changes in the number of our access lines and high-speed internet subscribers;

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

     * The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation, including potential changes in state rate of return limitations on our earnings, access charges and subsidy payments, and regulatory network upgrade and reliability requirements;

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

     * Our ability to successfully renegotiate union contracts expiring in 2008 and thereafter;

     * Our ability to pay a $1.00 per common share dividend annually may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in the future) and our liquidity;

     * The effects of utilizing our Federal and state net operating loss carry forwards and AMT tax credit carry forwards which has significantly increased our cash taxes in 2007 and will continue to do so in 2008 and 2009;

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On July 31, 2006, we sold our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We accounted for ELI as a discontinued operation in our consolidated statements of operations. On March 8, 2007, we completed the acquisition of Commonwealth
Telephone Enterprises, Inc., which includes a small CLEC component. This acquisition expands our presence in Pennsylvania and strengthens our position as a leading full-service communications provider to rural markets. On October 31, 2007, we completed the acquisition of Global Valley Networks Inc. and GVN Services which expands our presence in California and similarly strengthens our rural position. As of September 30, 2007, we operated in 24 states with approximately 6,100 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of September 30, 2007, approximately 57% of the households in our territories are able to be served by alternate phone providers. We also believe that competition will continue to intensify in 2007 and 2008 across all of our products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2006 and the first nine months of 2007 primarily as a result of competition. Competition in our markets may result in reduced revenues in 2007 and 2008.

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

On October 24, 2007, the Federal Communications Commission (FCC) released an order granting us relief from certain tariff and pricing regulations on our existing packet-switched and optical transmission services. While this is a positive deregulatory step by the FCC, these services are a small, but growing, portion of our current total revenues. The impact of this ruling will not have an immediate material impact on our revenues.

a)  Liquidity and Capital Resources
    -------------------------------

                       Cash Flow from Operating Activities
                       -----------------------------------

As of September 30, 2007, we had cash and cash equivalents aggregating $247.4 million. Our primary source of funds continues to be cash generated from operations. For the nine months ended September 30, 2007, we used cash flow from continuing operations and cash and cash equivalents to fund a significant portion of the acquisition of Commonwealth, capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2008, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. We have approximately $0.6 million of debt maturing during the last three months of 2007 and $2.4 million and $2.5 million of debt maturing in 2008 and 2009, respectively.

A number of factors, including but not limited to, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations. Our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt. We have in recent years paid relatively low amounts of cash taxes. We expect that in 2007 and beyond our cash taxes will increase substantially as our Federal and state net operating loss carry forwards and AMT tax credit carry forwards are estimated to be fully utilized during 2007 and 2008. We paid $53.7 million in cash taxes during the first nine months of 2007 and expect to pay approximately $60.0 million for the full year of 2007.

                       Cash Flow from Investing Activities
                       -----------------------------------

Acquisition
-----------
On March 8, 2007, we acquired Commonwealth in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $801.5 million in cash ($661.1 million net, after cash acquired), issued common stock with a value of $247.4 million and had $7.0 million of accrued closing costs at September 30, 2007.

In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We have retired all but $8.5 million of the $191.8 million face amount of Commonwealth notes as of September 30, 2007. The notes were retired by the payment of $165.4 million in cash and the issuance of our common stock valued at $36.7 million. The premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to investment and other income, net.

Capital Expenditures
--------------------
For the nine months ended September 30, 2007, our capital expenditures were $202.6 million, including $24.2 million related to the Commonwealth property since the date of acquisition. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $315.0 million - $325.0 million for 2007.

Rural Telephone Bank
--------------------
In August 2005, the Board of Directors of the Rural Telephone Bank (RTB) voted to dissolve the bank. In November 2005, the liquidation and dissolution of the RTB was initiated with the signing of the 2006 Agricultural Appropriation bill by President Bush. We received approximately $64.6 million in cash from the dissolution of the RTB in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006 as reflected in investment and other income (loss), net in the consolidated statements of operations for the nine months ended September 30, 2006. Our tax net operating losses were used to absorb the cash liability for taxes.

                       Cash Flow from Financing Activities
                       -----------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the nine months ended September 30, 2007, we retired an aggregate principal amount of $966.6 million of debt, including $3.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. During the first quarter of 2007, we temporarily borrowed and repaid $200.0 million utilized to temporarily fund the acquisition of Commonwealth, and we paid down the $35.0 million Commonwealth credit facility. Through September 30, 2007 we have retired $183.3 million face amount of Commonwealth convertible notes for which we paid $165.4 million in cash and $36.7 million in common stock (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to expense), resulting in a remaining outstanding balance of $8.5 million as of September 30, 2007. We also paid down $44.6 million of industrial development revenue bonds and $4.1 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to refinance $200.0 million principal amount of indebtedness incurred on March 8, 2007 under a bridge loan facility in connection with the acquisition of Commonwealth and redeem, on April 26, 2007, $495.2 million principal amount of our 7.625% Senior Notes due 2008. We also filed with the SEC a registration statement for an exchange offer on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered notes. The exchange offer was completed in the second quarter of 2007.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in the first, second and third quarters of 2007 and the four quarters of 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of September 30, 2007, EPPICS representing a total principal amount of $197.2 million have been converted into 15,913,821 shares of our common stock, and a total of $4.1 million remains outstanding to third parties. Our long-term debt footnote indicates $14.6 million of EPPICS outstanding at September 30, 2007, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we have entered into interest swap agreements. Under the terms of these agreements, we make semi-annual, floating rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount. The underlying variable rate on these swaps is set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of September 30, 2007 and December 31, 2006 were $400.0 million and $550.0 million, respectively. Such contracts require us to pay variable rates of interest (estimated average pay rates of approximately 9.06% as of September 30, 2007 and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rate of 8.50% as of September 30, 2007 and 8.26% as of December 31, 2006). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three and nine months ended September 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $0.8 million and $2.8 million, respectively.

Credit Facilities
-----------------
As of September 30, 2007, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.20% per annum as of September 30, 2007. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Covenants
---------
The terms and conditions contained in our indentures and credit facilities agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the Delaware General Corporate laws.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock pursuant to our stock-based compensation plans. For the nine months ended September 30, 2007 and 2006, we received approximately $13.3 million and $21.4 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 19, 2007. As of September 30, 2007, we had repurchased approximately 15,105,000 shares of our common stock at an aggregate cost of approximately $219.1 million. The repurchase program was completed on October 15, 2007.

In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. As of December 31, 2006, we had repurchased 10,199,900 shares of our common stock at an aggregate cost of approximately $135.2 million. No additional shares can be repurchased under this authorization.

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

Discontinued Operations
-----------------------
On July 31, 2006, we sold our CLEC business Electric Lightwave LLC (ELI) for $255.3 million (including a later sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was approximately $72.0 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes, purchase price allocations, contingencies and pension and postretirement benefits expenses among others.

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

New Accounting Pronouncements
-----------------------------

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------
     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our gross FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold as of the date of adoption was $44.7 million and amounts to $64.0 million as of September 30, 2007. This amount includes an accrual for interest in the amount of $5.7 million as of September 30, 2007. These balances include amounts of $9.0 million and $1.4 million for total FIN No. 48 tax liabilities and accrued interest, respectively, pursuant to the Company's acquisition of Commonwealth Telephone Enterprises, Inc., completed in March 2007. An increase of $14.0 million in the balance since the date of adoption is attributable to a change made to the estimated useful life of an intangible asset for income tax purposes. This tax position is temporary in nature and, therefore, will not impact the Company's results of operations when ultimately settled in the future. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $20.1 million as of September 30, 2007.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our year-to-date consolidated statement of operations additional interest in the amount of $0.9 million. We are subject to income tax examinations generally for the years 2003 forward for both our Federal and state filing jurisdictions. We maintain uncertain tax positions in various state jurisdictions. It is reasonably possible that amounts related to previous asset dispositions and tax credits will change within the next 12 months, due to the expiration of the statute of limitations. This could favorably impact our results of operations by up to $7.0 million and reduce acquired goodwill balances by up to $3.0 million.

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

Consolidated revenue for the three months ended September 30, 2007 increased $68.6 million, or 14%, as compared with the prior year period. Consolidated revenue for the nine months ended September 30, 2007 increased $189.8 million, or 12%, as compared with the prior year period. Excluding the additional revenue due to the CTE acquisition, revenue increased $5.6 million during the first nine months of 2007 as compared with the prior year period. During the first quarter of 2007, we had a significant favorable settlement of a dispute with a carrier that resulted in a favorable one-time impact to our revenues of $38.7 million. Excluding the impact of the CTE acquisition and the one-time favorable settlement, our revenues for the nine months ended September 30, 2007 would have been $1,487.9 million, a decrease of $33.1 million, or 2%, as compared to the prior year period.

Change  in the  number of our  access  lines is  important  to our  revenue  and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. Excluding the impact of the CTE acquisition, we lost approximately 90,600 access lines during the nine months ended September 30, 2007, but added approximately 47,300 high-speed internet subscribers during this same period. For the six months ended September 30, 2007, CTE lost approximately 8,900 access lines, but added approximately 6,200 high-speed internet subscribers. The loss of lines during the first nine months of 2007 was primarily among residential customers. The non-residential line losses were principally in our central and eastern regions and Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during the remainder of 2007. A continued loss of access lines, combined with increased competition, increased seasonal spending on capital expenditures and the other factors discussed herein may cause our revenues, profitability and cash flows to decrease in the last quarter of 2007.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for the three and nine months ended September 30, 2007 and 2006. We have also presented an analysis of each category for the three and nine months ended September 30, 2007 for the results of Citizens (excluding CTE) and the results of CTE for the last 23 days of March and the six months ended September 30, 2007, as included in the consolidated results of operations. All variance explanations in the succeeding paragraphs are based on analysis of the three and nine months ended September 30, 2007 financial data for Citizens (excluding CTE) in comparison to the three and nine months ended September 30, 2006, as presented below.

                           TELECOMMUNICATIONS REVENUE


                                  For the three months ended September 30, 2007
                                -----------------------------------------------------  For the three
($ in thousands)                     As                             Citizens            months ended
----------------                  Reported         CTE          (excluding CTE)      September 30, 2006     $ Change      % Change
                                -------------  -------------   -------------------   ------------------  ---------------  ----------
Local services                   $   231,237      $  36,190           $   195,047          $   203,035        $  (7,988)      -4%
Data and internet services           133,945         11,545               122,400              109,283           13,117       12%
Access services                      113,127         20,269                92,858              104,964          (12,106)     -12%
Long distance services                47,732          8,334                39,398               38,929              469        1%
Directory services                    28,342            277                28,065               28,371             (306)      -1%
Other                                 21,431          3,921                17,510               22,616           (5,106)     -23%
                                -------------  -------------   -------------------   ------------------  ---------------
                                 $   575,814      $  80,536           $   495,278          $   507,198        $ (11,920)      -2%
                                =============  =============   ===================   ==================  ===============


                                  For the nine months ended September 30, 2007
                                --------------------------------------------------     For the nine
($ in thousands)                     As            CTE            Citizens             months ended
----------------                 Reported     (for 206 days)   (excluding CTE)      September 30, 2006     $ Change      % Change
                                -------------  -------------   -------------------   ------------------  ---------------  ----------
Local services                   $   669,901      $  81,255           $   588,646          $   609,855        $ (21,209)      -3%
Data and internet services           382,355         24,724               357,631              312,831           44,800       14%
Access services                      365,581         48,637               316,944              320,812           (3,868)      -1%
Long distance services               135,213         18,412               116,801              116,779               22        0%
Directory services                    85,676            621                85,055               85,715             (660)      -1%
Other                                 72,061         10,530                61,531               74,979          (13,448)     -18%
                                -------------  -------------   -------------------   ------------------  ---------------
                                 $ 1,710,787      $ 184,179           $ 1,526,608          $ 1,520,971        $   5,637        0%
                                =============  =============   ===================   ==================  ===============

Local Services
Local services revenue for the three months ended September 30, 2007 decreased $8.0 million, or 4%, as compared with the prior year period. The loss of access lines accounted for $7.6 million of the decline in local revenue.

Local services revenue for the nine months ended September 30, 2007 decreased $21.2 million, or 3%, as compared with the prior year period. The loss of access lines accounted for $20.6 million of the decline in local revenue, and was partially offset by rate increases in Rochester, New York. Enhanced services revenue increased $1.1 million, as compared with the prior year period, primarily due to sale of additional feature packages.

Economic conditions or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended September 30, 2007 increased $13.1 million, or 12%, as compared with the prior year period, primarily due to growth in data and high-speed internet services. The number of the Company's high-speed internet subscribers has increased by more than 67,000, or 18%, since September 30, 2006. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and
DS-3's. Revenue from these dedicated high-capacity circuits increased $4.8 million, or 10%, as compared with the prior year period, primarily due to growth in the number of those circuits.

Data and internet services revenue for the nine months ended September 30, 2007 increased $44.8 million, or 14%, as compared with the prior year period, primarily due to growth in data and high-speed internet services. Revenue from the dedicated high-capacity circuits increased $13.0 million, or 9%, as compared with the prior year period, primarily due to growth in the number of those circuits.

Access Services
Access services revenue for the three months ended September 30, 2007 decreased $12.1 million, or 12%, as compared with the prior year period. Switched access revenue of $61.0 million decreased $2.3 million, as compared with the prior year period, primarily due to the impact of a decline in minutes of use related to access line losses. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $31.9 million decreased $9.8 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our lower cost structure and an increase in the program's national average cost per local loop (NACPL), along with reductions in USF surcharges due to the elimination of high-speed internet units from the USF calculation.

Access services revenue for the nine months ended September 30, 2007 decreased $3.9 million, or 1%, as compared with the prior year period. Switched access revenue of $223.2 million increased $29.3 million, or 15%, as compared with the prior year period, primarily due to the settlement in the first quarter of a dispute with a carrier resulting in a favorable impact on our revenue of $38.7 million (a one-time event), partially offset by the impact of a decline in minutes of use related to access line losses. Subsidy revenue of $93.7 million decreased $33.2 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our lower cost structure and an increase in the program's NACPL, along with reductions in USF surcharges due to the elimination of high-speed internet units from the USF calculation.

Increases in the number of Competitive Eligible Telecommunications Companies (including wireless companies) receiving federal subsidies, among other factors, may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC has an open proceeding to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. Future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

Long Distance Services
Long distance services revenue for the three months ended September 30, 2007 increased $0.5 million, or 1%, as compared with the prior year period. Long distance services revenue for the nine months ended September 30, 2007 was relatively unchanged as compared with the prior year period. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. The sale of our digital phone and state unlimited products and its associated unlimited minutes has resulted in an increase in minutes used by our long distance customers and has had the effect of lowering our overall average rate per minute billed. Our long distance minutes of use increased by 12% during the nine months ended September 30, 2007 compared to the nine months of 2006 and, as noted below, has increased our cost of services provided. Our long distance revenues have remained relatively steady, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony may result in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors to affect our long distance revenues during the remainder of 2007.

Directory Services
Directory services revenue for the three and nine months ended September 30, 2007 was relatively unchanged as compared with the prior year periods with slightly lower yellow pages advertising, mainly in Rochester, New York and Minnesota.

Other
Other revenue for the three months ended September 30, 2007 decreased $5.1 million, or 23%, as compared with the prior year period, primarily due to higher bad debt expenses and the impact of our free video promotions in some of our markets that will result in a multi-year commitment.

Other revenue for the nine months ended September 30, 2007 decreased $13.4 million, or 18%, as compared with the prior year period, primarily due to higher bad debt expenses and the impact of our free video promotions in some of our markets that will result in a multi-year commitment.

                       OTHER FINANCIAL AND OPERATING DATA

                                                              As of September 30, 2007
                                            ---------------------------------------------------------
                                                     As                             Citizens                  As of            %
                                                 Reported           CTE          (excluding CTE)        September 30, 2006   change
                                            ----------------------------------------------------------------------------------------
Access lines                                         2,461,617        425,632              2,035,985          2,158,001         -6%
High-speed internet (HSI) subscribers                  497,241         56,739                440,502            373,489         18%
Video subscribers                                       86,446          8,561                 77,885             52,664         48%


                                                 For the three months ended September 30, 2007
                                            ---------------------------------------------------------     For the three
                                                     As                             Citizens               months ended        %
                                                 Reported           CTE          (excluding CTE)        September 30, 2006   change
                                            ----------------------------------------------------------------------------------------
Switched access minutes of use
   (in millions)                                         2,711            366                  2,345              2,560         -8%
Average monthly revenue per average
   access line                                         $ 77.31        $ 62.64                $ 80.37            $ 77.79          3%


                                            For the nine months ended September 30, 2007
                                            ---------------------------------------------------------      For the nine
                                                     As                             Citizens               months ended        %
                                                 Reported           CTE          (excluding CTE)        September 30, 2006   change
                                            ----------------------------------------------------------------------------------------
Switched access minutes of use
   (in millions)                                        7,987            828                   7,159              7,793         -8%
Average monthly revenue per average
   access line                                    N/A              N/A                       $ 81.37 *          $ 76.83          6%


* For the nine months ended September 30, 2007, the calculation includes the $38.7 million favorable impact from the first quarter 2007 settlement of a switched access dispute. The amount is $79.30 without the $38.7 million favorable impact from the settlement.

                             NETWORK ACCESS EXPENSES

                           For the three months ended September 30, 2007
                         --------------------------------------------------    For the three
  ($ in thousands)            As                             Citizens           months ended
  ----------------         Reported         CTE          (excluding CTE)      September 30, 2006     $ Change      % Change
                         -------------  -------------   -------------------   ------------------  ---------------  ----------
  Network access            $  56,566       $ 10,981             $  45,585            $  42,791       $  2,794          7%


                           For the nine months ended September 30, 2007
                         --------------------------------------------------     For the nine
  ($ in thousands)            As            CTE              Citizens           months ended
  ----------------         Reported     (for 206 days)   (excluding CTE)      September 30, 2006     $ Change      % Change
                         -------------  -------------   -------------------   ------------------  ---------------  ----------
  Network access            $ 159,237       $ 21,667             $ 137,570            $ 121,411       $ 16,159         13%

Network access expenses for the three months ended September 30, 2007 increased $2.8 million, or 7%, as compared with the prior year period, primarily due to increasing usage related to our long distance product and our data backbone. Network access expenses for the nine months ended September 30, 2007 increased $16.2 million, or 13%, as compared with the prior year period, primarily due to increasing rates and usage related to our long distance product and our data backbone. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to continue to increase. We anticipate increased promotional costs during the fourth quarter of 2007 in connection with various high-speed internet promotions that will result in a multi-year contract with the customer. A decline in expenses associated with access line losses has offset some of the increase.

                            OTHER OPERATING EXPENSES


                               For the three months ended September 30, 2007
                               -------------------------------------------------      For the three
($ in thousands)                  As                              Citizens             months ended
----------------               Reported           CTE         (excluding CTE)       September 30, 2006   $ Change       % Change
                              ------------    ------------    -----------------   --------------------- -------------  -------------
Wage and benefit expenses        $100,965        $ 13,586            $  87,379            $ 90,275         $  (2,896)         -3%
Severance and early
  retirement costs                 12,098               -               12,098                 541            11,557          N/M
Stock based compensation            2,364               -                2,364               2,625              (261)        -10%
All other operating
   expenses                        99,839          20,330 *             79,509              93,237           (13,728)        -15%
                              ------------    ------------    -----------------       -------------     -------------
                                 $215,266        $ 33,916            $ 181,350            $186,678         $  (5,328)         -3%
                               ============    ============    =================       =============     =============


                                For the nine months ended September 30, 2007
                               -------------------------------------------------        For the nine
($ in thousands)                  As              CTE             Citizens              months ended
----------------                Reported       (for 206 days)  (excluding CTE)       September 30, 2006    $ Change       % Change
                               ------------    ------------    -----------------   --------------------- -------------  ------------
Wage and benefit expenses        $301,293        $ 31,463            $ 269,830            $274,445         $  (4,615)         -2%
Severance and early
  retirement costs                 13,874               -               13,874               3,956             9,918          N/M
Stock based compensation            7,809               -                7,809               7,960              (151)         -2%
All other operating
   expenses                       297,349          53,491 *            243,858             267,118           (23,260)         -9%
                              ------------    ------------    -----------------       -------------     -------------
                                 $620,325        $ 84,954            $ 535,371            $553,479         $ (18,108)         -3%
                              ============    ============    =================       =============     =============

*Includes $10.1 million and $23.5 million of common corporate costs allocated to the CTE operations for the three and nine months ended September 30, 2007, respectively.

Wage and benefit expenses for the three months ended September 30, 2007 decreased $2.9 million, or 3%, as compared with the prior year period, primarily due to headcount reductions, associated decreases in salaries and benefits and updated assumptions for our employee benefit plans. Employee related expenses for the nine months ended September 30, 2007 decreased $4.6 million, or 2%, as compared with the prior year period, primarily due to headcount reductions and associated decreases in salaries and benefits.

Included in wage and benefit expenses is pension and other postretirement benefit expenses. These costs for the three months ended September 30, 2007 and 2006 were approximately $0.7 million and $2.9 million, respectively. These costs for the nine months ended September 30, 2007 and 2006 were approximately $7.3 million and $10.4 million, respectively. The above amounts include costs of our recently acquired Commonwealth plans of $0.3 million and $1.4 million for the three and nine months ended September 30, 2007, respectively. Based on current assumptions and plan asset values, we estimate that our 2007 pension and other postretirement benefit expenses, including the costs associated with our recently acquired Commonwealth plans, will be approximately $8.0 million to $9.0 million and that no contribution will be required to be made by us to the pension plans in 2007. In future periods, if the value of our pension assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or postretirement expenses.

Severance and early retirement costs in the third quarter of 2007 include a charge of approximately $12.1 million related to ongoing initiatives to enhance customer service, streamline operations and reduce costs. Approximately 120 positions will be eliminated as part of our National Call Center Consolidation Strategy, most of which will be filled by new employees at our other call centers. In addition, approximately 50 field operations employees have agreed to participate in an early retirement program and another 30 employees from a variety of functions will also be leaving the Company.

All other operating expenses for the three and nine months ended September 30, 2007 (excluding CTE) decreased $13.7 million, or 15%, and $23.3 million, or 9%, respectively, as compared with the prior year periods, primarily due to the allocation of common corporate costs over a larger base of operations. The USF contribution rate and PUC fees decreased from the prior year period, resulting in a reduction in costs of $5.6 million and $11.3 million for the three and nine month periods, respectively. An increase in other purchased services of $2.7 million and $6.8 million for the three and nine months ended September 30, 2007 offset some of the decrease in expenses note above. Additionally, our purchase of CTE has enabled us to realize cost savings by leveraging our centralized back office, customer service and administrative support functions over a larger asset base.


                      DEPRECIATION AND AMORTIZATION EXPENSE


                                For the three months ended September 30, 2007
                              --------------------------------------------------     For the three
  ($ in thousands)                 As                             Citizens           months ended
  ----------------              Reported         CTE          (excluding CTE)      September 30, 2006     $ Change      % Change
                              -------------  -------------   -------------------   ------------------  ---------------  ----------
  Depreciation  expense          $  90,709       $ 11,112             $  79,597            $  85,413        $  (5,816)       -7%
  Amortization expense              47,348         15,754 *              31,594               31,595               (1)        0%
                              -------------  -------------   -------------------   ------------------  ---------------
                                 $ 138,057       $ 26,866             $ 111,191            $ 117,008        $  (5,817)       -5%
                              =============  =============   ===================   ==================  ===============


                                For the nine months ended September 30, 2007
                              --------------------------------------------------     For the nine
  ($ in thousands)                 As            CTE              Citizens           months ended
  ----------------              Reported     (for 206 days)   (excluding CTE)      September 30, 2006     $ Change      % Change
                              -------------  -------------   -------------------   ------------------  ---------------  ----------
  Depreciation  expense          $ 270,642       $ 25,560             $ 245,082            $ 263,779        $ (18,697)       -7%
  Amortization expense             130,058         35,274 *              94,784               94,785               (1)        0%
                              -------------  -------------   -------------------   ------------------  ---------------
                                 $ 400,700       $ 60,834             $ 339,866            $ 358,564        $ (18,698)       -5%
                              =============  =============   ===================   ==================  ===============

*Represents estimated amortization expense related to the customer base acquired in the Commonwealth acquisition. Our assessment of the value of the customer base and its expected useful life is preliminary and may be adjusted based upon independent appraisal. We expect to complete the appraisal during the fourth quarter of 2007.

Depreciation  expense for the three months ended  September  30, 2007  decreased
$5.8 million, or 7%, as compared with the prior year period, primarily due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets.

Depreciation  expense for the nine months  ended  September  30, 2007  decreased
$18.7 million, or 7%, as compared with the prior year period, primarily due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets.

    INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE


                                For the three months ended September 30, 2007
                              --------------------------------------------------    For the three
   ($ in thousands)                As                             Citizens           months ended
   ----------------             Reported         CTE          (excluding CTE)      September 30, 2006     $ Change      % Change
                              -------------  -------------   -------------------   ------------------  ---------------  ----------
   Investment and
     other income, net           $   7,172       $    528             $   6,644            $   4,361        $   2,283         52%
   Interest expense              $  95,158       $    (87)            $  95,245            $  82,186        $  13,059         16%
   Income tax expense            $  30,524       $  6,963             $  23,561            $  31,562        $  (8,001)       -25%


                                For the nine months ended September 30, 2007
                              --------------------------------------------------     For the nine
   ($ in thousands)                As            CTE              Citizens           months ended
  -----------------             Reported     (for 206 days)   (excluding CTE)      September 30, 2006     $ Change      % Change
                              -------------  -------------   -------------------   ------------------  ---------------  ----------
   Investment and
     other income, net           $  10,672       $  4,693             $   5,979            $  68,373        $ (62,394)       -91%
   Interest expense              $ 287,771       $   (256)            $ 288,027            $ 252,920        $  35,107         14%
   Income tax expense            $  97,785       $ 23,380             $  74,405            $ 112,903        $ (38,498)       -34%


Investment and other income, net for the three months ended September 30, 2007 increased $2.3 million, or 52%, as compared with the prior year period, primarily due to higher earnings from joint ventures. Investment and other income, net for the nine months ended September 30, 2007 decreased $62.4 million, or 91%, as compared with the prior year period, primarily due to the $64.6 million in proceeds received in April 2006 as a result of the liquidation and dissolution of the RTB, the loss on retirement of debt during the first nine months of 2007 for $18.2 million, partially offset by an increase of $15.3 million in income from short-term investments of cash.

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

We borrowed $550.0 million in December 2006 in anticipation of the Commonwealth acquisition in 2007. Our average cash balance was $686.1 million and $277.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense for the three months ended September 30, 2007 increased $13.1 million, or 16%, as compared with the prior year period, primarily due to a higher average debt balance resulting from financing the Commonwealth acquisition. Our average debt outstanding was $4,760.1 million and $4,001.4 million for the three months ended September 30, 2007 and 2006, respectively.
Our composite average borrowing rate (including the effect of our swap agreements) for the three months ended September 30, 2007 as compared with the prior year period was 18 basis points lower, decreasing from 8.20% to 8.01%.

Interest expense for the nine months ended September 30, 2007 increased $35.1 million, or 14%, as compared with the prior year period, primarily due to a higher average debt balance resulting from financing the Commonwealth acquisition. Our average debt outstanding was $4,853.0 million and $4,112.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Income tax expense for the three and nine months ended September 30, 2007 decreased $8.0 million, or 25%, and $38.5 million, or 34%, respectively, as compared with the prior year periods, primarily due to changes in taxable income. The effective tax rate on a fully consolidated basis for the first nine months of 2007 was 38.6% as compared with 37.3% for the first nine months of 2006. Our cash taxes paid for the nine months ended September 30, 2007 were $53.7 million, an increase of $45.3 million over the first nine months of 2006, reflecting the utilization of our tax loss carryforwards. We expect to pay approximately $60.0 million for the full year of 2007.

                             DISCONTINUED OPERATIONS

       ($ in thousands)                               For the three months ended September 30,
       ----------------                -----------------------------------------------------------------------
                                            2007           2006             $ Change             % Change
                                       -------------  -------------   -------------------   ------------------
       Revenue                                  $ -       $ 14,534             $ (14,534)               -100%
       Operating income                         $ -       $  3,951             $  (3,951)               -100%
       Income taxes                             $ -       $  3,267             $  (3,267)               -100%
       Net income                               $ -       $  5,046             $  (5,046)               -100%
       Gain on disposal of ELI,
          net of tax                            $ -       $ 72,079             $ (72,079)               -100%

       ($ in thousands)                                  For the nine months ended September 30,
       ----------------                -----------------------------------------------------------------------
                                            2007           2006             $ Change             % Change
                                       -------------  -------------   -------------------   ------------------
       Revenue                                  $ -       $100,612             $(100,612)               -100%
       Operating income                         $ -       $ 26,835             $ (26,835)               -100%
       Income taxes                             $ -       $ 11,756             $ (11,756)               -100%
       Net income                               $ -       $ 18,498             $ (18,498)               -100%
       Gain on disposal of ELI,
          net of tax                            $ -       $ 72,079             $ (72,079)               -100%


On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was approximately $72.0 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, a majority of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2007, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest rate risk exposure, we have entered into interest rate swap agreements. Under the terms of the agreements, we make semi-annual, floating interest rate interest payments based on six month LIBOR and receive a fixed rate on the notional amount.

Sensitivity analysis of interest rate exposure
At September 30, 2007, the fair value of our long-term debt was estimated to be approximately $4.7 billion, based on our overall weighted average interest rate of 8.01% and our overall weighted average maturity of approximately 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2006.

The overall weighted average interest rate decreased approximately 1 basis point during the third quarter of 2007. A hypothetical increase of 80 basis points (10% of our overall weighted average borrowing rate) would result in an approximate $259.2 million decrease in the fair value of our fixed rate obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity prices as of September 30, 2007 is limited to our pension assets. We have no other equity investments of any material amount.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2007, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
As a result of our Commonwealth acquisition we have begun to integrate certain business processes and systems of the acquired entity. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete. There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

Item 1.    Legal Proceedings
           -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, except as set forth below:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended September 30, 2007.


------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (d) Maximum
                                                                                                             Approximate
                                                                                                           Dollar Value of
                                                                                  (c) Total Number of      Shares that May
                                                 (a) Total                         Shares Purchased as     Yet Be Purchased
                                                 Number of        (b) Average        Part of Publicly     Under the Plans or
                                                  Shares           Price Paid       Announced Plans or       Programs (in
Period                                           Purchased          per Share           Programs                millions)
------------------------------------------------------------------------------------------------------------------------------

July 1, 2007 to July 31, 2007
Share Repurchase Program (1)                      2,190,800          $ 15.32            6,823,600                $ 145.7
Employee Transactions (2)                           1,303            $ 15.25               N/A                     N/A

August 1, 2007 to August 31, 2007
Share Repurchase Program (1)                      4,569,365          $ 13.82           11,392,965                $  82.6
Employee Transactions (2)                             -              $     -               N/A                     N/A

September 1, 2007 to September 30, 2007
Share Repurchase Program (1)                      3,711,700          $ 13.93           15,104,665                $  30.9
Employee Transactions (2)                            612             $ 13.71               N/A                     N/A


Totals July 1, 2007 to September 30, 2007
Share Repurchase Program (1)                     10,471,865          $ 14.17           15,104,665                $  30.9
Employee Transactions (2)                           1,915            $ 14.76               N/A                     N/A


(1) In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock, in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007 and was completed on October 15, 2007.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

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




                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                            By:  /s/ Robert J. Larson
                                 -----------------------------
                                 Robert J. Larson
                                 Senior Vice President and
                                 Chief Accounting Officer






Date: November 7, 2007