Form 10-K
period 2007-12-31
CITIZENS COMMUNICATIONS CO
filed 2008-02-28
CIK 20520

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


                      FOR THE YEAR ENDED DECEMBER 31, 2007
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2007
                          -----------------
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                         CITIZENS COMMUNICATIONS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                06-0619596
-------------------------------------     ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                    3 High Ridge Park
                   Stamford, Connecticut                   06905
              --------------------------------------     --------
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                                                            Name of each exchange on which registered
-----------------------------------------------------------------------------    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [X]  Accelerated Filer  [  ]   Non-Accelerated Filer  [  ]  Smaller Reporting Company [  ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes      No  X
                             ---     ---

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2007 was approximately $5,195,611,000 based on the closing price of $15.27 per share on such date.

The number of shares outstanding of the registrant's  Common Stock as of January
31, 2008 was 327,762,000.

                       DOCUMENT INCORPORATED BY REFERENCE
Portions  of the Proxy  Statement  for the  Company's  2008  Annual  Meeting  of
Stockholders to be held on May 15, 2008 are  incorporated by reference into Part
III of this Form 10-K.

                   CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                   TABLE OF CONTENTS
                                   -----------------
                                                                                   Page
                                                                                   ----
PART I
------

Item 1.    Business                                                                   2

Item 1A.   Risk Factors                                                               8

Item 1B.   Unresolved Staff Comments                                                 11

Item 2.    Properties                                                                11

Item 3.    Legal Proceedings                                                         11

Item 4.    Submission of Matters to a Vote of Security Holders                       12

Executive Officers                                                                   13

PART II
-------

Item 5.    Market for Registrant's Common Equity,  Related Stockholder Matters
               and Issuer Purchases of Equity Securities                             15

Item 6.    Selected Financial Data                                                   18

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         19

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                35

Item 8.    Financial Statements and Supplementary Data                               36

Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                              36

Item 9A.   Controls and Procedures                                                   37

Item 9B.   Other Information                                                         37

PART III
--------

Item 10.   Directors, Executive Officers and Corporate Governance                    38

Item 11.   Executive Compensation                                                    38

Item 12.   Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                        38

Item 13.   Certain Relationships and Related Transactions, and Director
               Independence                                                          38

Item 14.   Principal Accountant Fees and Services                                    38

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules                                38

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

We are a communications company providing services to rural areas and small and medium-sized towns and cities. We offer our services under the "Frontier" name. Revenue from our Frontier operations was $2.3 billion in 2007. Among the highlights for 2007:

          *    Acquisitions
               On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. (Commonwealth or CTE) in a cash and stock taxable transaction, for a total consideration of approximately $1.1 billion.

               On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services (together GVN) for a total consideration of $62.0 million in cash.

          *    Cash Generation
               We continued to generate significant free cash flow through further growth of broadband and value added services, productivity improvements, and a disciplined capital expenditure program that emphasizes return on investment. The first quarter of 2007 included the $37.5 million favorable impact of a cash settlement of a switched access dispute.

          *    Stockholder Value
               During 2007, we repurchased $250.0 million of our common stock and we continued to pay an annual dividend of $1.00 per common share.

          *    Growth
               During 2007, we added approximately 130,700 new high-speed internet customers and almost 116,100 customers began buying a bundle or package of our services. At December 31, 2007, we had approximately 523,800 high-speed data customers and almost 633,800 customers buying a bundle or package of services. During 2005, we also began offering a television product in partnership with Echostar's DISH Network (DISH), and at the end of 2007 we had approximately 93,600 DISH customers.

Our objective is to be the leading provider of communication services to homes and businesses in our service areas. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction. We offer a variety of voice, data and internet services, and television that are available as bundled or package solutions or, for some products, a la carte. We believe that superior customer service and innovative product positioning will continue to differentiate us from our competitors in the marketplace.

Telecommunications Services

As of December 31,  2007,  we operated as an incumbent  local  exchange  carrier
(ILEC) in 24 states.

The telecommunications industry is undergoing significant changes and difficulties and our financial results reflect the impact of this challenging environment. As discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we operate in an increasingly challenging environment and, accordingly, our Frontier revenues have decreased slightly in 2007 after excluding the impact of the CTE and GVN acquisitions.

Our business, under the Frontier name, is primarily with residential customers and, to a lesser extent, non-residential customers. Our Frontier services include:

          *    access services;

          *    local services;

          *    long distance services;

          *    data and internet services;

          *    directory services;

          *    television services; and

          *    wireless services.

Frontier is typically the leading incumbent carrier in the markets we serve and provides the "last mile" of telecommunications services to residential and business customers in these markets.

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

We intend to continue our efforts to increase the penetration of enhanced services. We believe that increased sales of such services will produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services. We believe that our ability to integrate these services with other services will provide us with the opportunity to capture an increased percentage of our customers' communications expenditures.

Long distance services. We offer long distance services in our territories to our customers. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Long distance network service to and from points outside of our operating territories is provided by interconnection with the facilities of interexchange carriers (IXCs). Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute of use basis, in which case it is billed in arrears. The earned but unbilled portion of this revenue is recognized in revenue and accrued in accounts receivable over the period that the services are provided.

Data and internet services. We offer data services including internet access (via high-speed or dial up internet access), frame relay, Metro ethernet and asynchronous transfer mode (ATM) switching services. We offer other data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis. Data and internet services are typically billed monthly in advance. The unearned portion of this revenue is initially deferred on our balance sheet and recognized in revenue over the period that the services are provided.

Directory services. Directory services involves the provision of white and yellow page directories of residential and business listings. We provide this service through a third-party contractor and are paid a percentage of revenues from the sale of advertising in these directories. Our directory service also includes "Frontier Pages," an internet-based directory service which generates advertising revenue. We recognize the revenue from these services over the life of the related white or yellow pages book, which is typically one calendar year.

Television services. We offer a television product in partnership with Echostar's DISH Network. We provide access to all-digital television channels featuring movies, sports, news, music, and high-definition TV programming. We offer packages of 100, 200 or 250 channels and include high-definition channels, family channels and ethnic channels. We also provide access to local channels. We are in an "agency" relationship with DISH. We bill the customer for the monthly services and remit those billings to DISH without recognizing any revenue. We in-turn receive from DISH and recognize as revenue activation fees and a nominal billing and collection fee.

Wireless services. During 2006, we began offering wireless data services in certain markets. Our wireless data services utilize technologies that are relatively new, and we depend to some degree on the representations of equipment vendors, lab testing and the experiences of others who have been successful at deploying these new technologies. As of December 31, 2007, we operate wireless data WIFI networks in 13 municipalities, four colleges and universities and over 50 business establishments with wireless coverage known as hot spots. We earn revenue from this service from end-user subscribers on a monthly recurring charge, from colleges, universities and businesses on a monthly recurring charge for a fixed number of users, and from hourly, daily and weekly casual end-users. All revenues are billed in advance or by credit card.

The following table sets forth the number of our access lines and high-speed internet subscribers as of December 31, 2007 and 2006.

                                          Access Lines and High-Speed
                                          ---------------------------
                                      Internet Subscribers at December 31,
                                      ------------------------------------
      State                                2007                 2006
      -----                                ----                 ----

      New York............                 897,300               952,500
      Pennsylvania .......                 523,500                45,300
      Minnesota...........                 287,400               296,900
      California..........                 205,400               190,200
      Arizona.............                 199,600               198,700
      West Virginia.......                 183,700               178,100
      Illinois............                 129,000               129,100
      Tennessee...........                 108,600               111,000
      Wisconsin...........                  78,800                77,600
      Iowa................                  57,100                57,600
      Nebraska............                  53,300                54,100
      All other states (13)...             231,800               228,700
                                         ---------             ---------
           Total                         2,955,500             2,519,800
                                         =========             =========

Change  in the  number of our  access  lines is  important  to our  revenue  and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. Our CTE acquisition in Pennsylvania added 434,600 access lines and 50,500 high-speed customers at date of closing, March 8, 2007. Excluding the impact of the CTE and GVN acquisitions, we lost approximately 130,300 access lines during the year ended December 31, 2007, but added over 66,700 high-speed internet subscribers during this same period. With respect to the access lines we lost in 2007, 112,900 were residential customer lines and 17,400 were non-residential customer lines. The non-residential line losses were principally in our central and eastern regions and Rochester, New York, while the residential losses were throughout our markets. Our GVN acquisition in California added approximately 15,300 access lines and 4,200 high-speed internet subscribers as of December 31, 2007. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2008. A continued loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease during 2008.

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

The Telecommunications Act of 1996, or the 1996 Act, dramatically changed the telecommunications industry. The main purpose of the 1996 Act was to open local telecommunications marketplaces to competition. The 1996 Act preempts state and local laws to the extent that they prevent competition with respect to communications services. Under the 1996 Act, however, states retain authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. States are also responsible for mediating and arbitrating interconnection agreements between competitive local exchange carriers (CLECs) and ILECs if voluntary negotiations fail. In order to create an environment in which local competition is a practical possibility, the 1996 Act imposes a number of requirements for access to network facilities and interconnection on all local communications providers. Incumbent local carriers must interconnect with other carriers, unbundle some of their services at wholesale rates, permit resale of some of their services, enable collocation of equipment, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits and rights-of-way, and complete calls originated by competing carriers under termination arrangements.

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures. In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. In some of our states, we have been successful in reducing or eliminating price regulation on end-user services under state commission jurisdiction. In order to receive relief from earnings regulation, we have agreed to certain broadband availability commitments in Pennsylvania. We have been compliant with all of those regulatory requirements to date and we continue to work toward our requirement to have 100% broadband availability by the end of 2008. We will be able to meet customer requests for broadband using various types of technology, including DSL, T1 and wireless, where appropriate. We continue to advocate our position of less regulation with various regulatory agencies.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as "price caps" for most of our operations. In May 2000, the FCC adopted a methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, reduced prices for interstate-switched access services and phased out many of the implicit subsidies in interstate access rates. The CALLS program expired in 2005. The FCC may address future changes in interstate access charges during 2008 and such changes may adversely affect our revenues and profitability.

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

In 1994, Congress passed the Communications Assistance for Law Enforcement Act (CALEA) to ensure that telecommunication networks can meet law enforcement wiretapping needs. Our company was fully compliant, for all Time Division Multiplexing (TDM) voice services, by June 2006. In June 2006, the FCC issued an order addressing the assistance capabilities required, pursuant to Section 103 of the CALEA law, for facilities-based broadband Internet access providers and providers of interconnected voice over internet protocol (VOIP). We invested significant capital in 2007 to take the necessary steps to comply with this order.

The FCC and Congress may address issues involving inter-carrier compensation, the universal service fund net neutrality and internet telephony in 2008. The FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) addressing inter-carrier compensation on February 10, 2005. Some of the proposals being discussed with respect to inter-carrier compensation could reduce our access revenues and our profitability. The universal service fund is under pressure as local exchange companies lose access lines and more entities, such as wireless companies, seek to receive monies from the fund. The FCC released 3 Notices of Proposed Rulemakings on January 29, 2008 considering comprehensive reform to how the high-cost portion of the fund is calculated and distributed to both incumbent and competitive recipients. Changes in the funding or payout rules of the universal service fund could further reduce our subsidy revenues and our profitability. As discussed in MD&A, our access and subsidy revenues are important to our cash flows and our access and subsidy revenues declined in 2007 compared to 2006. Our access and subsidy revenues are both likely to decline in 2008.

Regulators at both the federal and state levels continue to address whether internet telephony services (VOIP) are subject to the same or different regulatory and financial models as traditional telephony. The FCC has concluded that certain VOIP services are jurisdictionally interstate in nature and are thereby exempt from state telecommunications regulations. The FCC has not addressed other related issues, such as: whether or under what terms VOIP originated traffic may be subject to intercarrier compensation; and whether VOIP services are subject to general state requirements relating to taxation and general commercial business requirements. The FCC has stated its intent to address these open questions in subsequent orders in its ongoing "IP-Enabled Services Proceeding," which opened in February 2004. Internet telephony may have an advantage over our traditional services if it remains less regulated.

The FCC has issued rules that became effective on October 11, 2007 requiring the amount of emergency backup power that we, along with all ILEC's and wireless carriers, are required to have at its central offices, remote offices, and digital loop carrier systems (DLCs). We will be required to invest capital in 2008 to meet these requirements in certain of our offices and DLCs. Under the rules, we must be compliant by October 11, 2008. These FCC rules are currently being challenged in the courts and a favorable ruling could reduce or eliminate the capital expenditures needed to comply with the rules.

In January 2008, the FCC released public notices requesting comments on two petitions that have been filed regarding net neutrality and the application of the FCC's Internet Policy Statement. It is uncertain whether these petitions will result in any formal FCC action.

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

Competition

Competition in the telecommunications industry is intense and increasing, while the industry continues to undergo significant changes. We experience competition from many communication service providers including cable operators, wireless carriers, VOIP providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. In addition, consumers are changing behavior by using wireless in place of wireline services and maybe using email as a substitute for telephone calls. We believe that competition will continue to intensify in 2008 across all products and in all of our markets, and that trends in changing consumer behavior will continue. Our business experienced erosion in access lines and switched access minutes of use in 2007 as a result of competition and these trends. Competition in our markets and these trends may result in reduced revenues in 2008.

We are responding to this competitive environment with new product offers and by bundling products and services together and making these services subject to an end-user contract term commitment (called a Price Protection Plan). Revenues from data services and packages continue to increase as a percentage of our total revenues. There will continue to be price and margin pressures in our business that may result in less revenues and profitability.

In addition, the factors, that could affect our revenues and profitability, could also result in more bankruptcies in the sector and therefore affect our ability to collect money owed to us by bankrupt carriers.

Divestiture of Electric Lightwave, LLC

In 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI) for $255.3 million (including the sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the federal and state level.

Segment Information

With the 2006 sale of our CLEC (ELI), we currently operate in only one reportable segment.

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations.

General

Order backlog is not a significant consideration in our business. We have no material contracts or subcontracts that may be subject to renegotiation of profits or termination at the election of the Federal government. We hold no patents, licenses or concessions that are material. We have applied for a patent for certain technology used in our "Frontier 1" product.

Employees

As of December 31, 2007, we had approximately 5,900 employees. Approximately 3,100 of our employees are affiliated with a union. The number of union employees covered by agreements set to expire during 2008 is 650. We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. Material filed by us can also be inspected at the offices of the New York Stock Exchange, Inc. (NYSE), 20 Broad Street, New York, NY 10005, on which our common stock is listed. On June 8, 2007, our Chief Executive Officer submitted the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through our website at www.czn.net under "Investor Relations."

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

         The telecommunications industry is extremely competitive and competition is increasing. The traditional dividing lines between long distance, local, wireless, cable and internet services are becoming increasingly blurred. Through mergers and various service expansion strategies, services providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs and other providers (or potential providers) of services, such as internet service providers, or ISPs, wireless companies, neighboring incumbents, VOIP providers and cable companies that may provide services competitive with ours or services that we intend to introduce. Competition is intense and increasing and we cannot assure you that we will be able to compete effectively. For example, excluding the impact of the CTE and GVN acquisitions, at December 31, 2007, we had 130,300 fewer access lines than we had at December 31, 2006, and we believe wireless and cable telephony providers have increased their market share in our markets. We expect to continue to lose access lines and that competition with respect to all our products and services will increase.

         We expect competition to intensify as a result of the entrance of new competitors, penetration of existing competitors into new markets, changing consumer behavior and the development of new technologies, products and services. We cannot predict which of the many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our competitors and us differently, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors. Increasing competition may reduce our revenues and increase our costs as well as require us to increase our capital expenditures and thereby decrease our cash flow.

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

         Our Frontier business has been experiencing declining access lines, switched access minutes of use, long distance prices, Federal and state subsidies and related revenues because of economic conditions, increasing competition, changing consumer behavior (such as wireless displacement of wireline use, email use, instant messaging and increasing use of VOIP), technology changes and regulatory constraints. These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors, together with the potential need to increase our capital spending, may cause our cash generated by operations to decrease.

         We may be unable to grow our revenue and cash flow despite the initiatives we have implemented.

         We must produce adequate cash flow that, when combined with funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes and maintain our current dividend policy. We expect that our cash taxes, which increased significantly in 2007, will continue to increase in 2008 and 2009 due to our expectations of continued profitability and the effects of fully utilizing our federal net operating loss carryforwards and Alternative Minimum Tax (AMT) tax credit carryforwards that were generated in prior years. We have implemented several growth initiatives, including increasing our marketing promotion/expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand such as wireline and wireless high-speed internet, the DISH satellite television product and our Peace of Mind computer technical support. There is no assurance that these initiatives will result in an improvement in our financial position or our results of operations.

         We may complete a significant business combination or other transaction that could increase our shares outstanding, affect our debt, result in a change in control, or all of the above.

         From time to time we evaluate potential acquisitions and other arrangements, such as the Commonwealth and GVN acquisitions, that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. If we complete any acquisition or other arrangement, we may require additional financing that could result in an increase in our shares outstanding and/or debt, result in a change in control, or all of the above. There can be no assurance that we will enter into any transaction.

         Our business is sensitive to the creditworthiness of our wholesale customers.

         We have substantial business relationships with other telecommunications carriers for whom we provide service. During the past few years, several of our carrier customers have filed for bankruptcy. While these bankruptcies have not had a material adverse effect on our business to date, future bankruptcies in our industry could result in our loss of significant customers, more price competition and uncollectible accounts receivable. As a result, our revenues and results of operations could be materially and adversely affected.

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

      The significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

          * limitations on our ability to obtain additional debt or equity financing, partially due to the effects of the current credit environment;

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

         Replacing or upgrading our infrastructure will result in significant capital expenditures. If this capital is not available when needed, our business will be adversely affected. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. In addition, our ongoing annual dividend of $1.00 per share under our current policy utilizes a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividend will allow for adequate amounts of cash flow for capital spending and other purposes, any material reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated by operations and available for payment of dividends. Losses of access lines, the effects of increased competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and may require us to increase capital expenditures. In addition, we expect our cash paid for taxes to increase significantly in 2008 and 2009.

Risks Related to Regulation
---------------------------

         The access charge revenues we receive may be reduced at any time.

         A significant portion of our revenues ($349.4 million, or 15% in 2007) is derived from access charges paid by IXCs for services we provide in originating and terminating intrastate and interstate traffic. The amount of access charge revenues we receive for these services is regulated by the FCC and state regulatory agencies. Recent rulings regarding access charges have lowered the amount of revenue we receive from this source. The FCC has an open proceeding to address reform to access charges and other intercarrier compensation. Additionally, some of the state commissions in the states where we operate have proceedings to address intrastate access charges. We have also been experiencing an increasing number of challenges from CLECs and other ILECs with respect to our intrastate access charges in a number of states. Certain of those challenges have led to formal complaints to the state PUCs. A material reduction in the access revenues we receive would adversely affect our financial results.

         We are reliant on support funds provided under federal and state laws.

         We receive a portion of our revenue ($130.0 million, or 6% in 2007) from federal and state subsidies, including the federal high cost fund, federal local switching support fund, federal universal service fund surcharge and various state funds. FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. The FCC is also reviewing the mechanism by which subsidies are funded. We cannot predict when or how these matters will be decided nor the effect on our subsidy revenue.

         The federal high cost fund is our largest source of subsidy revenue (approximately $33.1 million in 2007). We currently expect that as a result of both an increase in the national average cost per loop and a decrease in our cost structure, there is likely to be a decrease in the subsidy revenue earned in 2008 through the federal high cost support fund.

         In addition, approximately $35.9 million, or 1% of our revenue represents a surcharge to customers (local, long distance and IXC) which is remitted to the FCC and recorded as an expense in "other operating expenses".

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

Operations support offices are currently located in leased premises at 180 South Clinton Avenue, Rochester, New York 14646 and at 100 CTE Drive, Dallas, Pennsylvania 18612. Call center support offices are currently located in leased premises at 14450 Burnhaven Drive, Burnsville, Minnesota 55306 and 1398 South Woodland Blvd., DeLand, Florida 32720. In addition, we lease and own space in our operating markets throughout the United States.

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

Item 3.   Legal Proceedings
          -----------------

Ronald A. Katz Technology Licensing LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleges that, by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL, and dial-up services, and perform a variety of account related tasks such as billing and payments, we have infringed thirteen of Katz Technology's patents and continue to infringe three of Katz Technology's patents. Katz Technology seeks unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz

Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation has transferred the case to the Central District of California. Discovery in the case has commenced. In January 2008, we received notice of the accused services and 40 asserted claims from Katz Technology. We intend to vigorously defend against this lawsuit.

We are party to various other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None in fourth quarter 2007.

Executive Officers of the Registrant

Our Executive Officers as of February 1, 2008 were:

          Name                 Age             Current Position and Officer
          ----                 ---             ----------------------------
Mary Agnes Wilderotter          53      Chairman of the Board, President and Chief Executive Officer
Donald R. Shassian              52      Chief Financial Officer
Hilary E. Glassman              45      Senior Vice President, General Counsel and Secretary
Peter B. Hayes                  50      Executive Vice President Sales, Marketing and Business Development
Robert J. Larson                48      Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy              43      Executive Vice President and Chief Operating Officer
Cecilia K. McKenney             45      Senior Vice President, Human Resources
Melinda White                   48      Senior Vice President and General Manager, New Business Operations

There is no family relationship between directors or executive officers. The term of office of each of the foregoing officers of Citizens will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

MARY AGNES WILDEROTTER has been with Citizens since November 2004. She was elected President and Chief Executive Officer in November 2004 and Chairman of the Board in December 2005. Prior to joining Citizens, she was Senior Vice President - Worldwide Public Sector of Microsoft Corp. from February 2004 to November 2004 and Senior Vice President - Worldwide Business Strategy of Microsoft Corp. from 2002 to 2004. Before that she was President and Chief Executive Officer of Wink Communications from 1997 to 2002.

DONALD R. SHASSIAN has been with Citizens since April 2006. Prior to joining Citizens, Mr. Shassian had been an independent consultant since 2001 primarily providing M&A advisory services to several organizations in the communications industry. In his role as independent consultant, Mr. Shassian also served as Interim Chief Financial Officer of the Northeast region of Health Net, Inc. for a short period of time, and assisted in the evaluation of acquisition, disposition and capital raising opportunities for several companies in the communications industry including AT&T, Consolidated Communications and smaller companies in the rural local exchange business. Mr. Shassian is a certified public accountant, and served for 5 years as the Senior Vice President and Chief Financial Officer of Southern New England Telecommunications Corporation and for more than 16 years at Arthur Andersen.

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

MELINDA WHITE has been with Citizens since January 2005. She is currently Senior Vice President and General Manager of New Business Operations. Previously, she was Senior Vice President, Commercial Sales and Marketing from January 2006 to October 2007. Ms. White was Vice President and General Manager of Electric Lightwave from January 2005 to July 2006. Prior to joining Citizens, she was Executive Vice President, National Accounts/Business Development for Wink Communications from 1996 to 2002. From 2002 to 2005, Ms. White pursued a career in music.

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

                                       2007                     2006
                                -------------------    ------------------
                                  High       Low         High       Low
                                -------     -------    -------     ------
          First Quarter          $15.58     $13.92      $13.72     $11.97
          Second Quarter         $16.05     $14.80      $13.76     $12.25
          Third Quarter          $15.62     $12.50      $14.31     $12.38
          Fourth Quarter         $14.54     $12.03      $14.95     $13.68

As of January 31, 2008, the approximate number of security holders of record of our common stock was 24,984. This information was obtained from our transfer agent, Illinois Stock Transfer Company.

                                    DIVIDENDS
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. Commencing with the third quarter of 2004, we instituted a regular annual cash dividend of $1.00 per share of common stock to be paid quarterly. Cash dividends paid to shareholders were approximately $336.0 million, $323.7 million and $338.4 million in 2007, 2006 and 2005, respectively. There are no material restrictions on our ability to pay dividends. The table below sets forth dividends paid during the periods indicated.

                                 2007         2006          2005
                             -----------   -----------   ---------
        First Quarter           $0.25        $0.25         $0.25
        Second Quarter          $0.25        $0.25         $0.25
        Third Quarter           $0.25        $0.25         $0.25
        Fourth Quarter          $0.25        $0.25         $0.25

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2002.


                                    [GRAPH]


The graph assumes that $100 was invested on December 31, 2002 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunications Services Index and that all dividends were reinvested.

                                                    INDEXED RETURNS
                                      Base           Years Ending
                                     Period
Company / Index                       12/02       12/03     12/04     12/05     12/06     12/07
------------------------------------------------------------------------------------------------
Citizens Communications Company        100       117.73    156.79    150.04    189.56    180.03
S&P 500 Index                          100       128.68    142.69    149.70    173.34    182.86
S&P Telecommunications Services        100       107.08    128.34    121.12    165.69    185.48


          RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM
                             REGISTERED SECURITIES

Since March 9, 2007, the Company's employees who participate in the Commonwealth Builder 401(k) Plan (CTE 401(k) Plan), which was taken over by the Company upon the acquisition of CTE, were inadvertently permitted to purchase in the open market approximately 149,000 shares of the Company's common stock that were not registered for purchase by the CTE 401(k) Plan utilizing a Registration Statement on Form S-8 under the Securities Act of 1933. All such shares were purchased by the trustee of the CTE 401(k) Plan on behalf of participants through open market purchases, and the Company received no proceeds from these transactions. Effective December 31, 2007, the CTE 401(k) Plan was merged into the Citizens 401(k) Savings Plan and the shares purchased thereunder are registered under a Form S-8.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                 (d) Maximum
                                                                                  Approximate
                                                                                Dollar Value of
                                                              (c) Total Number    Shares that
                                                                  of Shares        May Yet Be
                                     (a) Total                Purchased as Part    Purchased
                                     Number of   (b) Average     of Publicly    Under the Plans
                                      Shares      Price Paid   Announced Plans  or Programs (in
Period                               Purchased    Per Share     or Programs        millions)
------------------------------------------------------------------------------------------------

October 1, 2007 to October 31, 2007
Share Repurchase Program (1)            2,174,901      $ 14.20       2,174,901       $       -
Employee Transactions (2)                     447      $ 13.23        N/A               N/A

November 1, 2007 to November 30, 2007
Share Repurchase Program (1)                    -      $     -               -       $       -
Employee Transactions (2)                  46,286      $ 12.67        N/A               N/A

December 1, 2007 to December 31, 2007
Share Repurchase Program (1)                    -      $     -               -       $       -
Employee Transactions (2)                       -      $     -        N/A               N/A

Totals October 1, 2007 to December 31,
  2007
Share Repurchase Program (1)            2,174,901      $ 14.20       2,174,901       $       -
Employee Transactions (2)                  46,733      $ 12.67        N/A               N/A


(1) In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 19, 2007, and was completed on October 15, 2007.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Selected Financial Data
         -----------------------

The following tables present selected historical consolidated financial information of Citizens for the periods indicated. The selected historical consolidated financial information of Citizens as of and for each of the five fiscal years in the period ended December 31, 2007 has been derived from Citizens' historical consolidated financial statements. The selected historical consolidated financial information as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 is derived from the audited historical consolidated financial statements of Citizens included elsewhere in this Form 10-K. The selected historical consolidated financial information as of December 31, 2004 and for the years ended December 31, 2004 and 2003 is derived from the audited historical consolidated financial statements of Citizens not included in this Form 10-K. The selected historical consolidated financial information as of December 31, 2003 is derived from the unaudited historical consolidated financial statements of Citizens not included in this Form 10-K and has been recast to be comparable to the audited historical consolidated financial statements.


($ in thousands, except per share amounts)                              Year Ended December 31,
------------------------------------------        --------------------------------------------------------------
                                                     2007         2006        2005         2004         2003
                                                  ------------ ----------- ------------ ------------ -----------
Revenue (1)                                        $2,288,015   $2,025,367   $2,017,041   $2,022,378   $2,268,561
Income from continuing operations before
  cumulative effect of change in accounting
  principle (2)                                    $  214,654   $  254,008   $  187,942   $   57,064   $   71,879
Net income                                         $  214,654   $  344,555   $  202,375   $   72,150   $  187,852
Basic income per share of common stock
  from continuing operations before cumulative
  effect of change in accounting principle (2)     $     0.65   $     0.79   $     0.56   $     0.19   $     0.26
Earnings available for common shareholders per
  basic share                                      $     0.65   $     1.07   $     0.60   $     0.24   $     0.67
Earnings available for common shareholders per
  diluted share                                    $     0.65   $     1.06   $     0.60   $     0.23   $     0.64
Cash dividends declared (and paid) per common
  share                                            $     1.00   $     1.00   $     1.00   $     2.50   $        -

                                                                          As of December 31,
                                                  --------------------------------------------------------------
                                                     2007         2006        2005         2004         2003
                                                  ------------ ----------- ------------ ------------ -----------
Total assets                                       $7,256,069   $6,797,536   $6,427,567   $6,679,899   $7,457,939
Long-term debt                                     $4,736,897   $4,467,086   $3,995,130   $4,262,658   $4,179,590
Equity units (3)                                   $        -   $        -   $        -   $        -   $  460,000
Company Obligated Mandatorily Redeemable
  Convertible Preferred Securities (4)             $        -   $        -   $        -   $        -   $  201,250
Shareholders' equity                               $  997,899   $1,058,032   $1,041,809   $1,362,240   $1,415,183

(1) Operating results include activities from our Vermont Electric segment for three months of 2004 and the year ended 2003, and for Commonwealth from the date of its acquisition on March 8, 2007 and for GVN from the date of its acquisition on October 31, 2007.
(2) The cumulative effect of change in accounting principles represents the $65.8 million after tax non-cash gain resulting from the adoption of Statement of Financial Accounting Standards No. 143 in 2003.
(3) On August 17, 2004, we issued common stock to equity unit holders in settlement of the equity purchase contract.
(4) The consolidation of this item changed effective January 1, 2004, as a result of the adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Forward-Looking Statements
--------------------------

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Words such as "believe," "anticipate," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     * Reductions in the number of our access lines and high-speed internet subscribers;

     * The effects of competition from cable, wireless and other wireline carriers (through voice over internet protocol (VOIP) or otherwise);

     * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product offerings and the risk that we will not respond on a timely or profitable basis;

     * The effects of general and local economic, business, industry and employment conditions on our revenues;

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

     * Our ability to pay a $1.00 per common share dividend annually, which may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in the future) and our liquidity;

     * The effects of fully utilizing our federal net operating loss carryforwards and AMT tax credit carryforwards that were generated in prior years, which have significantly increased our cash taxes in 2007 and will continue to do so in 2008 and 2009;

     *    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with worker health and safety matters; and

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes.

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On July 31, 2006, we sold our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We accounted for ELI as a discontinued operation in our consolidated statements of operations. On March 8, 2007, we completed the acquisition of Commonwealth
Telephone Enterprises, Inc., which includes a small CLEC component. This acquisition expands our presence in Pennsylvania and strengthens our position as a leading full-service communications provider to rural markets. On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services which expands our presence in California and also strengthens our rural position. As of December 31, 2007, we operated in 24 states with approximately 5,900 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of December 31, 2007, approximately 58% of the households in our territories are able to be served by alternate phone providers. We also believe that competition will continue to intensify in 2008 across all of our products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2006 and 2007, primarily as a result of competition. Competition in our markets may result in reduced revenues in 2008.

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

On October 24, 2007, the Federal Communications Commission (FCC) released an order granting us relief from certain tariff and pricing regulations on our existing packet-switched and optical transmission services. While this is a positive regulatory step by the FCC, these services are a small, but growing, portion of our current total revenues. The impact of this ruling will not have an immediate material impact on our revenues.

 (a) Liquidity and Capital Resources
     -------------------------------

                       Cash Flow from Operating Activities
                       -----------------------------------

As of December 31, 2007, we had cash and cash equivalents aggregating $226.5 million. Our primary source of funds continued to be cash generated from operations. For the year ended December 31, 2007, we used cash flow from continuing operations, incremental borrowings, and cash and cash equivalents to fund a significant portion of the acquisition of Commonwealth, the entire acquisition of GVN, capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2008, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations. Our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $2.4 million and $2.5 million of debt maturing in 2008 and 2009, respectively.

We have in recent years paid relatively low amounts of cash taxes. We expect that in 2008 and beyond our cash taxes will increase substantially, as our federal net operating loss carryforwards and AMT tax credit carryforwards are estimated to be fully utilized during 2007 and 2008. We paid $54.4 million in cash taxes during 2007, and expect to pay approximately $130.0 million to $140.0 million in 2008. Our 2008 cash tax estimate does not reflect the impact of the "Economic Stimulus Act of 2008," which we are currently evaluating.

                     Cash Flow used by Investing Activities
                     --------------------------------------

Acquisitions
------------
On March 8, 2007, we acquired Commonwealth in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $804.1 million in cash ($663.7 million net, after cash acquired) and issued common stock with a value of approximately $247.4 million.

In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We have retired all but $8.5 million of the $191.8 million face amount of Commonwealth notes as of December 31, 2007. The notes were retired by the payment of $165.4 million in cash and the issuance of our common stock valued at approximately $36.7 million. The premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to other income (loss), net.

On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services for a total cash consideration of $62.0 million.

Rural Telephone Bank
--------------------
We received approximately $64.6 million in cash from the dissolution of the Rural Telephone Bank (RTB) in April 2006, which resulted in the recognition of a pre-tax gain of approximately $61.4 million during the second quarter of 2006, as reflected in investment income in the consolidated statements of operations for the year ended December 31, 2006. Our tax net operating losses were used to absorb the cash liability for taxes.

Sale of Non-Core Operations and Investments
-------------------------------------------
During 2006, we sold ELI, our CLEC business (including its associated real estate), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations.

During 2005, we executed a strategy of divesting non-core assets, which resulted in the following transactions:

On February 1, 2005, we sold 20,672 shares of Prudential Financial, Inc. for approximately $1.1 million.

On March 15, 2005, we completed the sale of Conference Call USA, LLC for $43.6 million.

In June 2005, we sold for cash our interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24.2 million, and we recognized a gain of approximately $457,000 that is included in other income
(loss), net.

During 2005, we sold 79,828 shares of Global Crossing Limited for $1.1 million.

Capital Expenditures
--------------------
For the year ended December 31, 2007, our capital expenditures were $315.8 million, including $34.3 million related to the Commonwealth and GVN properties since date of acquisition. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $300.0 million to $310.0 million for 2008.

                     Cash Flow used by Financing Activities
                     --------------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the year ended December 31, 2007, we retired an aggregate principal amount of $967.2 million of debt, including $3.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS), and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. During the first quarter of 2007, we temporarily borrowed and repaid $200.0 million utilized to temporarily fund the acquisition of Commonwealth, and we paid down the $35.0 million Commonwealth credit facility. Through December 31, 2007, we retired $183.3 million face amount of Commonwealth convertible notes for which we paid $165.4 million in cash and $36.7 million in common stock (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to other income (loss), net), resulting in a remaining outstanding balance of $8.5 million as of December 31, 2007. We also paid down $44.6 million of industrial development revenue bonds and $4.3 million of rural utilities service loan contracts.

For the year ended December 31, 2006, we retired an aggregate principal amount of $251.0 million of debt, including $15.9 million of EPPICS that were converted into our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. During the fourth quarter of 2006, we entered into four debt-for-debt exchanges and exchanged $157.3 million of our 7.625% notes due 2008 for $149.9 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions. However, with respect to the first quarter debt exchanges, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income
(loss), net.

On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006. On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par. On August 17, 2006, we retired at par the $29.1 million remaining balance of the 6.75% Senior Notes.

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

Issuance of Debt Securities
---------------------------
On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to pay down $200.0 million principal amount of indebtedness incurred on March 8, 2007 under a bridge loan facility in connection with the acquisition of Commonwealth and redeem, on April 26, 2007, $495.2 million principal amount of our 7.625% Senior Notes due 2008. In the second quarter of 2007, we completed an exchange offer (to publicly register the debt) on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered notes.

On December 22, 2006, we issued in a private placement, $400.0 million principal amount of 7.875% Senior Notes due January 15, 2027. Proceeds from the sale were used to partially finance our acquisition of Commonwealth.

In December 2006, we borrowed $150.0 million under a senior unsecured term loan agreement. The loan matures in 2012 and bears interest based on an average prime rate or London Interbank Offered Rate, or LIBOR, at our election plus a margin which varies depending on our debt leverage ratio. We used the proceeds to partially finance our acquisition of Commonwealth.

EPPICS
------
As of December 31, 2007, we have only $4.0 million of EPPICS related debt outstanding to third parties. The following disclosure provides the history regarding this issuance.

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

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in 2007, 2006 and 2005. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of December 31, 2007, EPPICS representing a total principal amount of $197.3 million had been converted into 15,918,182 shares of our common stock, and a total of $4.0 million remains outstanding to third parties. Our long-term debt footnote indicates $14.5 million of EPPICS outstanding at December 31, 2007, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we had entered into interest rate swap agreements. Under the terms of these agreements, we made semi-annual, floating rate interest payments based on six month LIBOR and received a fixed rate on the notional amount. The underlying variable rate on these swaps was set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2007 and 2006 were $400.0 million and $550.0 million, respectively. Such contracts required us to pay variable rates of interest (estimated average pay rates of approximately 8.54% as of December 31, 2007, and approximately 9.02% as of December 31, 2006) and receive fixed rates of interest (average receive rate of 8.50% as of December 31, 2007, and 8.26% as of December 31, 2006). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the years ended December 31, 2007 and 2006, the interest expense resulting from these interest rate swaps totaled approximately $2.4 million and $4.2 million, respectively. For the year ended December 31, 2005, our interest expense was reduced by $2.5 million, as a result of our swaps.

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain will be deferred on the balance sheet, and amortized into income over the term of the associated debt.

Credit Facility
---------------
As of December 31, 2007, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of December 31, 2007. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with United States Generally Accepted Accounting Principles (U.S.
GAAP), restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the Delaware General Corporate laws.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the years ended December 31, 2007 and 2006, we received approximately $13.8 million and $27.2 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period.

In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 19, 2007, and was completed on October 15, 2007. During 2007, we repurchased 17,279,600 shares of our common stock at an aggregate cost of $250.0 million.

In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. During 2006, we repurchased 10,199,900 shares of our common stock at an aggregate cost of approximately $135.2 million. No further purchases were made prior to expiration of this authorization.

On May 25, 2005, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock. This share repurchase program commenced on June 13, 2005. During 2005, we completed the repurchase program and had repurchased a total of 18,775,200 shares of our common stock at an aggregate cost of $250.0 million.

Dividends
---------
We expect to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law and other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2007 is as follows:

Contractual Obligations:                                                    Payment due by period
------------------------
                                                     ----------------------------------------------------------------

($ in thousands)                            Total          2008         2009-2010       2011-2012      Thereafter
---------------                             ------         ----         ---------       ---------      ----------

Long-term debt obligations,
 excluding interest (see Note 11) (1)     $4,760,639      $  2,448        $  8,393    $1,431,534          $3,318,264

Interest on long-term debt                 4,887,086       370,721         740,879       579,081           3,196,405

Operating lease
   obligations (see Note 24)                  79,052        24,094          23,399        16,025              15,534

Purchase obligations (see Note 24)            55,904        27,813          27,236           360                 495

FIN No. 48 liability (see Note 2)             65,959        15,500          26,170        18,175               6,114
                                          ----------      --------        --------    ----------          ----------
          Total                           $9,848,640      $440,576        $826,077    $2,045,175          $6,536,812
                                          ==========      ========        ========    ==========          ==========

(1) Includes interest rate swaps for $7.9 million.

At December 31, 2007, we have outstanding performance letters of credit totaling $22.9 million.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan of divestiture for our public utilities services businesses, which included gas, electric and water and wastewater businesses. We have sold all of these properties. All of the agreements relating to the sales provide that we will indemnify the buyer against certain liabilities (typically liabilities relating to events that occurred prior to sale), including environmental liabilities, for claims made by specified dates and that exceed threshold amounts specified in each agreement (see Note 24).

Discontinued Operations
-----------------------
On July 31, 2006, we sold our CLEC business Electric Lightwave, LLC (ELI) for $255.3 million (including a later sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the Federal and state level.

On March 15, 2005, we completed the sale of Conference Call USA, LLC (CCUSA) for $43.6 million in cash. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes, contingencies and purchase price allocations among others.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to them.

Telecommunications Bankruptcies
Our estimate of anticipated losses related to telecommunications bankruptcies is a "critical accounting estimate." We have significant ongoing normal course business relationships with many telecom providers, some of which (in prior years) have filed for bankruptcy. We generally reserve approximately 95% of the net outstanding pre-bankruptcy balances owed to us and believe that our estimate of the net realizable value of the amounts owed to us by bankrupt entities is appropriate. In 2007 and 2006, we had no "critical estimates" related to telecommunications bankruptcies.

Asset Impairment
In 2007 and 2006, we had no "critical estimates" related to asset impairments.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the lives proposed in the study effective October 1, 2007. Our "composite depreciation rate" increased from 5.25% to 5.45% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million for 2008.

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, we aggregate our reporting units into one ILEC segment. In determining fair value of goodwill during 2007 we compared the net book value of the reporting units to current trading multiples of ILEC properties as well as trading values of our publicly traded common stock. Additionally, we utilized a range of prices to gauge sensitivity. Our test determined that fair value exceeded book value of goodwill.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other post retirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." We sponsor noncontributory defined benefit pension plans covering a significant number of current and former employees and other post retirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. The pension plans for the majority of our current employees are frozen. The accounting results for pension and post retirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present basis, our pension and post retirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and post retirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve and Bloomberg Finance and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate increased from 6.00% at year-end 2006 to 6.50% at year-end 2007.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and post retirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. In 2007, we did not change our expected long-term rate of return from the 8.25% used in 2006. Our pension plan assets are valued at actual market value as of the measurement date.

Accounting standards in effect prior to December 31, 2006 required that we record an additional minimum pension liability when the plan's "accumulated benefit obligation" exceeded the fair market value of plan assets at the pension plan measurement (balance sheet) date. In the fourth quarter of 2005, primarily due to a decrease in the year-end discount rate, we recorded an additional minimum pension liability in the amount of $36.4 million with a corresponding charge to shareholders' equity of $22.5 million, net of taxes of $13.9 million. These adjustments did not impact our net income or cash flows.

We expect that our pension and other postretirement benefit expenses for 2008 will be $5.0 million to $10.0 million (they were $8.8 million in 2007, excluding a pension curtailment gain of $14.4 million) and that no contribution will be made by us to our pension plan in 2008. No contribution was made to our pension plans (which were merged into one plan at year end) during 2007.

Income Taxes
Our effective tax rates in 2006 and 2007 were approximately at the statutory rates, while in 2005 our effective tax rate was below the statutory rate level as a result of the completion of audits with federal and state taxing authorities and changes in the structure of certain of our subsidiaries.

Contingencies
At December 31, 2006, we had a reserve of $8.0 million in connection with a potential environmental claim in Bangor, Maine. This claim was settled with a payment of $7.625 million plus additional expenses during the third quarter of 2007.

We currently do not have any contingencies in excess of $5.0 million recorded on our books.

Purchase Price Allocation - Commonwealth
The allocation of the approximate $1.1 billion paid to the "fair market value" of the assets and liabilities of Commonwealth is a critical estimate. We have adjusted our preliminary estimate for the fair values assigned to plant, customer list, and goodwill to the final values. Additionally, the estimated expected life of a customer (used to amortize the customer list) is a critical estimate.

New Accounting Pronouncements
-----------------------------

Accounting for Uncertainty in Income Taxes
------------------------------------------
In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our gross FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold as of the date of adoption was $44.7 million (including $10.4 million acquired from CTE) and amounts to $66.0 million as of December 31, 2007. This amount includes an accrual for interest from the date the tax positions were taken in the amount of $6.2 million as of December 31, 2007. These balances include amounts of $9.0 million and $1.4 million for total FIN No. 48 tax liabilities and accrued interest, respectively, resulting from positions taken by Commonwealth which we acquired in March 2007. An increase of $14.8 million in the balance since the date of adoption is attributable to a change made to the estimated useful life of an intangible asset for income tax purposes. This tax position is temporary in nature and, therefore, will not impact the Company's results of operations when ultimately settled in the future. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $21.1 million as of December 31, 2007.

The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2007, additional interest in the amount of $1.2 million. We are subject to income tax examinations generally for the years 2003 forward for both our Federal and state filing jurisdictions. We maintain uncertain tax positions in various state jurisdictions. It is reasonably possible that amounts related to previous asset dispositions and tax credits will change within the next 12 months, due to the expiration of the relevant statutes of limitations. This could favorably impact our results of operations by up to $7.0 million and reduce acquired goodwill balances by up to $3.0 million. Amounts related to all other positions that may change within the next twelve months are not material.

The following new accounting standards were adopted by the Company without any financial statement impact. All of these standards are more fully described in
Note 2 to the consolidated financial statements.

     *    How Taxes  Collected  from  Customers  and  Remitted  to  Governmental
          ----------------------------------------------------------------------
          Authorities  Should be  Presented  in the Income  Statement  (EITF No.
          ----------------------------------------------------------------------
          06-3)
          -----

     *    Accounting for Purchases of Life Insurance (EITF No. 06-5)
          ----------------------------------------------------------

The following new accounting standards that will be adopted by the Company in 2008 and 2009 are currently being evaluated by the Company, but we do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

     *    Accounting for Endorsement  Split-Dollar  Life Insurance  Arrangements
          ----------------------------------------------------------------------
          (EITF No. 06-4)
          ---------------

     *    Fair Value Measurements (SFAS No. 157), as amended
          --------------------------------------------------

     *    Fair Value Option for Financial Assets and Financial Liabilities (SFAS
          ----------------------------------------------------------------------
          No. 159)
          --------

     *    Accounting  for  Collateral  Assignment  Split-Dollar  Life  Insurance
          ----------------------------------------------------------------------
          Arrangements (EITF No. 06-10)
          -----------------------------

     *    Business Combinations (SFAS No. 141R)
          -------------------------------------

(b) Results of Operations
    ---------------------

In the paragraphs below, the Company has shown adjustments to its financial presentations to exclude the effects of the acquisitions of CTE and GVN because of the aggregate magnitude of the acquisitions and their impact on the Company's financial results in 2007. The Company's variance explanations below are based upon an analysis of 2007 for Citizens (excluding CTE and GVN), except that the first sentence in each section of revenue or expense shows the revenue, expenses and/or variances based upon an analysis of Citizens including the acquired properties.

                                     REVENUE

Revenue is generated primarily through the provision of local, network access, long distance and data and internet services. Such services are provided through either a monthly recurring fee or a fee based on usage at a tariffed rate and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Consolidated revenue for the year ended December 31, 2007 increased $262.6 million, or 13%, to $2,288.0 million as compared with the prior year. Excluding the additional revenue due to the CTE and GVN acquisitions, revenue decreased $4.0 million during 2007, as compared with the prior year. During the first quarter of 2007, we had a significant favorable settlement of a dispute with a carrier that resulted in a favorable one-time impact to our revenues of $38.7 million. Excluding the impact of our acquisitions and the one-time favorable settlement, our revenues for the year ended December 31, 2007 would have been $1,982.7 million, a decrease of $42.7 million, or 2%, as compared to the prior year, primarily from a reduction of $39.9 million in subsidies received from federal and state funds.

Consolidated revenue increased $8.3 million to $2.025 billion in 2006 from $2.017 billion in 2005. The increase in 2006 was primarily due to a 24% increase in high-speed internet subscribers partially offset by a loss of access lines, a decline in the average rate per minute for long distance customers and an increase in bad debt expense.

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. Excluding the impact of our acquisitions, we lost approximately 130,300 access lines during 2007, but added approximately 66,700 high-speed internet subscribers during this same period. Our GVN acquisition represented approximately 15,300 access lines and 4,200 high-speed internet subscribers as of December 31, 2007. The loss of access lines during 2007 was primarily among residential customers. The non-residential line losses were principally in our central and eastern regions and Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase high-speed internet subscribers during 2008. A continued loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenues, profitability and cash flows to decrease in 2008.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for 2007, 2006 and 2005. We have also presented an analysis of each category for 2007 for the results of Citizens (excluding CTE and GVN) and the results of our acquisitions: CTE for the last 23 days of March and the nine months ended December 31, 2007, and the results of GVN for the last two months of 2007, as included in the consolidated results of operations.

                           TELECOMMUNICATIONS REVENUE

                                                        2007                                       2006                 2005
                                ----------------------------------------------------- ------------------------------- ----------
                                                         Citizens
  ($ in thousands)                 As                   (excluding
  ----------------              Reported  Acquisitions CTE and GVN) $ Change   % Change   Amount    $ Change  % Change   Amount
                                ---------- ----------------------- ---------- -------------------- -----------------------------
  Local services               $  875,762  $  95,197  $  780,565   $ (29,019)     -4%  $  809,584   $(20,101)     -2% $  829,685
  Data and internet services      543,764     58,934     484,830      60,621      14%     424,209     58,596      16%    365,613
  Access services                 479,462     70,235     409,227     (18,732)     -4%     427,959     (3,380)     -1%    431,339
  Long distance services          180,525     27,070     153,455         183       0%     153,272    (16,224)    -10%    169,496
  Directory services              114,586      1,264     113,322        (816)     -1%     114,138      1,046       1%    113,092
  Other                            93,916     13,908      80,008     (16,197)    -17%      96,205    (11,611)    -11%    107,816
                               ---------- ---------- -----------   ----------          -----------  ---------         ----------
                               $2,288,015  $ 266,608  $2,021,407   $  (3,960)      0%  $2,025,367   $  8,326       0% $2,017,041
                               ========== ========== ===========   ==========          ===========  =========         ==========

Local Services
Local services revenue for the year ended December 31, 2007 increased $66.2 million, or 8%, to $875.8 million as compared with the prior year. Excluding the additional local services revenue due to the CTE and GVN acquisitions of $95.2 million, local services revenue for the year ended December 31, 2007 decreased $29.0 million, or 4%, to $780.6 million as compared with the prior year. The loss of  access  lines  accounted  for $28.7  million  of the  decline  in local revenue, partially offset by rate increases in Rochester, New York on residential lines that became effective August of 2006 and 2007.

Local services revenue for the year ended December 31, 2006 decreased $20.1 million, or 2%, as compared with the prior year. Local revenue decreased $25.9 million, primarily due to continued losses of access lines partially offset by a local rate increase on some of our Rochester residential access lines effective August 2006. 2005 reflected a reserve of $4.0 million associated with a state rate of return limitation on earnings. Enhanced services revenue increased $5.8 million, primarily due to sales of additional feature packages.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles and cause us to lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the year ended December 31, 2007 increased $119.6 million, or 28%, to $543.8 million as compared to the prior year. Excluding the additional data and internet services revenue due to the CTE and GVN acquisitions of $58.9 million, data and internet services revenue for the years ended December 31, 2007 and 2006 increased $60.6 million, or 14%, and $58.6 million, or 16%, respectively, as compared with the prior year, primarily due to growth in data and high-speed internet services. As of December 31, 2007, the number of the Company's high-speed internet subscribers increased by 66,700, or 17%, since December 31, 2006. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Revenue from these dedicated high-capacity circuits increased $19.8 million in 2007 and $9.1 million in 2006, primarily due to growth in the number of those circuits.

Access Services
Access services revenue for the year ended December 31, 2007 increased $51.5 million, or 12%, to $479.5 million as compared to the prior year. Excluding the additional access services revenue due to the CTE and GVN acquisitions of $70.2 million, access services revenue for the year ended December 31, 2007 decreased $18.7 million, or 5%, as compared with the prior year. Switched access revenue of $284.6 million increased $21.2 million, or 8%, as compared with the prior year, primarily due to the settlement in the first quarter of a dispute with a carrier resulting in a favorable impact on our revenue of $38.7 million (a one-time event), partially offset by the impact of a decline in minutes of use related to access line losses. Access service revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $124.7 million decreased $39.9 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost Per Local Loop (NACPL), along with reductions in Universal Service Fund (USF) surcharges due to the elimination of high-speed internet units from the USF calculation.

Access  services  revenue for the year ended  December 31, 2006  decreased  $3.4 million, or 1%, as compared with the prior year. Switched access revenue decreased $13.9 million to $263.4 million. Approximately $24.0 million of the switched access decline was attributable to a decline in minutes of use related to access line losses. This decline was offset by approximately $9.3 million of disputed carrier activity resolved in the Company's favor during the fourth quarter of 2006. Subsidy revenue increased $10.5 million to $164.6 million in 2006, primarily due to increased receipts from the Federal High Cost Fund due to higher costs in the base year, as well as increased receipts from state high cost funds.

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

Long Distance Services
Long distance services revenue for the year ended December 31, 2007 increased $27.3 million, or 18%, to $180.5 million as compared to the prior year. Excluding the additional long distance services revenue due to the CTE and GVN acquisitions of $27.1 million, long distance services revenue for the year ended December 31, 2007 was relatively unchanged as compared with the prior year, despite an increase of 13% in our long distance minutes of use. Long distance services revenue for the year ended December 31, 2006 decreased $16.2 million, or 10% from 2005, primarily due to a decline in the average rate per minute. Our long distance minutes of use increased during 2006. During 2007, we actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. The sale of our digital phone and state unlimited products, and its associated unlimited minutes, has resulted in an increase in long distance customers, and the minutes used by those customers. This has lowered our overall average rate per minute billed. Our long distance minutes of use increased during 2007 and 2006, as compared to the prior years and, as noted below in network access expenses, has increased our cost of services provided.

Our long distance services revenues have remained relatively unchanged, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers.

Directory Services
Directory services revenue for the year ended December 31, 2007 increased $0.4 million to $114.6 million as compared to the prior year. Excluding the additional directory services revenue due to the CTE and GVN acquisitions of $1.3 million, directory services revenue for the year ended December 31, 2007 decreased $0.8 million, or 1%, as compared with the prior year with slightly lower revenues from yellow pages advertising, mainly in Rochester, New York.

Directory services revenue for the year ended December 31, 2006 increased $1.0 million, or 1%, as compared with the prior year due to growth in yellow pages advertising.

Other
Other revenue for the year ended December 31, 2007 decreased $2.3 million, or 2%, to $93.9 million as compared to the prior year. Excluding the additional other revenue due to the CTE and GVN acquisitions of $13.9 million, other revenue for the year ended December 31, 2007 decreased $16.2 million, or 17%, as compared with the prior year, primarily due to a $9.9 million increase in bad debt expense, the impact of a $3.4 million reduction in revenue for our free video promotions with a multi-year customer commitment in some of our markets, a decrease in service activation billing of $2.5 million and a decrease of $1.8 million in wireless revenue from the Mohave Cellular Limited Partnership.

Other revenue for the year ended December 31, 2006 decreased $11.6 million, or 11%, as compared with the prior year, primarily due to an increase in bad debt expense of $7.5 million and decreases of $2.3 million for promotional credits, $1.8 million in sales of customer premise equipment (CPE) and $1.6 million in "bill and collect" fee revenue. The decreases were partially offset by an increase of $2.5 million in cellular roaming revenue from the Mohave Cellular Limited Partnership.

                       OTHER FINANCIAL AND OPERATING DATA

                                         As of December 31, 2007
                               -----------------------------------------------
                                     As                    Citizens (excluding   %           As of            %
                                  Reported    Acquisitions     CTE and GVN)    Change   December 31, 2006   Change    2005
                               ---------------------------------------------------------------------------------------------
Access lines                        2,431,676     435,438         1,996,238      -6%        2,126,574       -5%   2,237,539
High-speed internet (HSI)
   subscribers                        523,845      63,971           459,874      17%          393,184       24%     318,096
Video subscribers                      93,596       9,080            84,516      34%           62,851       94%      32,326
Long distance subscribers           1,569,620     197,632         1,371,988      -1%        1,382,411        0%   1,381,238

                                   For the year ended December 31, 2007
                               -----------------------------------------------
                                     As                    Citizens (excluding     %     For the year ended     %
                                  Reported    Acquisitions     CTE and GVN)     Change    December 31, 2006   Change  2005
                               ---------------------------------------------------------------------------------------------
Switched access minutes of
  use (in millions)                    10,592       1,186             9,406      -8%           10,227       -9%     11,226
Average monthly revenue per
  average access line             N/A           N/A          $        81.50 *     6%        $   77.25        5%   $  73.39


* For the year ended December 31, 2007, the calculation includes the $38.7 million favorable impact from the first quarter 2007 settlement of a switched access dispute. The amount is $79.94 without the $38.7 million favorable impact from the settlement.

                             NETWORK ACCESS EXPENSES

                                                          2007                                        2006               2005
                                ----------------------------------------------------- ------------------------------- ----------
                                                        Citizens
($ in thousands)                   As                  (excluding
----------------                Reported  Acquisitions CTE and GVN) $ Change  % Change    Amount    $ Change  % Change   Amount
                                --------- ------------ ----------- ------------------- ----------- ------------------- ---------
Network access                  $ 228,242  $ 35,781    $ 192,461    $ 21,214      12%   $ 171,247   $ 14,425       9%  $ 156,822

Network access
Consolidated network access expenses for the year ended December 31, 2007 increased $57.0 million, or 33%, to $228.2 million as compared to the prior year ($35.8 million of which was attributable to our 2007 acquisitions). Excluding the additional network access expenses due to the 2007 acquisitions of CTE and GVN, network access expenses for the years ended December 31, 2007 and 2006 increased $21.2 million and $14.4 million, or 12% and 9%, respectively, as compared with the prior year. The increases in network costs for 2007 and 2006, are primarily due to increasing rates and usage related to our long distance product and our data backbone. Additionally, in the fourth quarters of 2007 and 2006, we expensed $11.4 million and $9.7 million, respectively, of promotional costs associated with fourth quarter high-speed internet promotions that subsidized the cost of a new personal computer or a new digital camera in 2007, and a new personal computer in 2006, provided to customers that entered into a multi-year commitment for certain bundled services. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to continue to increase. A decline in expenses associated with access line losses, has offset some of the increase.

                            OTHER OPERATING EXPENSES
                                                          2007                                     2006                 2005
                                ----------------------------------------------------- ------------------------------- ----------
                                                         Citizens
($ in thousands)                   As                  (excluding
----------------                Reported  Acquisitions CTE and GVN) $ Change  % Change    Amount    $ Change  % Change   Amount
                                ---------  ----------- ----------- ------------------- ----------- ------------------- ---------
Wage and benefit expenses       $381,326   $ 28,907    $ 352,419   $  (6,408)     -2%   $ 358,827  $ (23,841)     -6%  $ 382,668
Severance and early retirement
  costs                           13,874          -       13,874       6,681      93%       7,193        212       3%      6,981
Stock based compensation           9,022          -        9,022      (1,318)    -13%      10,340      1,913      23%      8,427
All other operating expenses     404,279     72,086 *    332,193     (24,590)     -7%     356,783      3,812       1%    352,971
                                ---------  ---------  -----------  ----------          ----------- ----------          ---------
                                $808,501   $100,993    $ 707,508   $ (25,635)     -3%   $ 733,143  $ (17,904)     -2%  $ 751,047
                                =========  =========  ===========  ==========          =========== ==========          =========

* Includes $33.0 million of common corporate costs allocated to the CTE operations during 2007.

Consolidated other operating expenses for the year ended December 31, 2007 increased $75.4 million, or 10%, to $808.5 million as compared to the prior year, primarily the result of our 2007 acquisitions of CTE and GVN. Other operating expenses were impacted as follows:

Wage and benefit expenses
Wage and benefit expenses for the year ended December 31, 2007 increased $22.5 million, or 6%, to $381.3 million as compared to the prior year. Excluding the additional wage and benefit expenses due to the CTE and GVN acquisitions of $28.9 million, wage and benefit expenses for the year ended December 31, 2007 decreased $6.4 million, or 2%, as compared with the prior year, primarily due to headcount reductions and associated decreases in compensation and benefit costs.

Wage and benefit expenses for the year ended December 31, 2006 decreased $23.8 million, or 6%, as compared with the prior year, primarily due to headcount reductions, and associated decreases in compensation and benefits, and improved expense control in benefit costs.

Included in our "As Reported" wage and benefit expenses is pension and other postretirement benefit expenses. The amounts for 2007 include the costs for our recently acquired Commonwealth plans and reflect the positive impact of a pension curtailment gain of $14.4 million, resulting from the freeze placed on certain pension benefits of the former Commonwealth non-union employees. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement benefit expenses (which were $8.8 million in 2007, including the costs associated with the Commonwealth plans, except for the pension curtailment gain of $14.4 million), will be approximately $5.0 million to $10.0 million in 2008, and that no contribution will be required to be made by us to the pension plan in 2008. No contribution was made to our pension plans during 2007. In future periods, if the value of our pension assets decline and/or projected benefit costs increase, we may have increased pension and/or postretirement expenses. Also, effective December 31, 2007, the CTE Employees' Pension Plan was merged into the Citizens Pension Plan.

Severance and early retirement costs
Severance and early retirement costs for the year ended December 31, 2007 increased $6.7 million, or 93%, as compared with the prior year, primarily due to a third quarter charge of approximately $12.1 million related to ongoing initiatives to enhance customer service, streamline operations and reduce costs. Approximately 120 positions have been eliminated as part of that initiative, most of which have been filled by new employees at our remaining call centers. In addition, approximately 50 field operations employees agreed to participate in an early retirement program and another 30 employees from a variety of functions have left the Company.

Severance and early retirement costs for the year ending December 31, 2006 increased slightly from the prior year.

Stock based compensation
Stock based compensation for the year ended December 31, 2007 decreased $1.3 million, or 13%, as compared with the prior year due to reduced costs associated with stock options, since we have fewer stock option grants that remain unvested compared to 2006.

Stock based compensation for the year ended December 31, 2006 increased $1.9 million, or 23%, as compared with the prior year due to expensing the cost, which began in 2006, of the unvested portion of outstanding stock options pursuant to SFAS No. 123R.

All other operating expenses
All other operating expenses for the year ended December 31, 2007 increased $47.5 million, or 13%, to $404.3 million as compared to the prior year. Excluding the additional expenses due to the CTE and GVN acquisitions of $72.1 million, all other operating expenses for the year ended December 31, 2007 decreased $24.6 million, or 7%, as compared with the prior year, primarily due to the allocation of common corporate costs over a larger base of operations, which now includes Commonwealth. Our purchase of Commonwealth has enabled us to realize cost savings by leveraging our centralized back office, customer service and administrative support functions over a larger customer base. Additionally, our USF contribution rate and PUC fees decreased from the prior year period, resulting in a reduction in costs of $13.1 million in 2007. An increase in consulting and other outside services of $11.7 million for the year ended December 31, 2007 offset some of the decrease in expenses noted above.

All other operating expenses for the year ended December 31, 2006 increased $3.8 million, or 1%, as compared with the prior year, primarily due to sales and marketing expenses that increased due to a competitive environment and the launch of new products.

                      DEPRECIATION AND AMORTIZATION EXPENSE

                                                2007                                        2006                   2005
                         ------------------------------------------------------ --------------------------------  ---------
                                                  Citizens
($ in thousands)            As                   (excluding
----------------          Reported  Acquisitions CTE and GVN) $ Change  % Change    Amount    $ Change  % Change   Amount
                         ---------- -----------  ----------  ------------------- ----------- -------------------  ---------
Depreciation expense     $ 374,435   $ 45,289    $ 329,146    $ (20,961)     -6%   $ 350,107  $ (43,719)   -11%   $ 393,826
Amortization expense       171,421     45,042 *    126,379           (1)      0%     126,380          2      0%     126,378
                         ---------- ----------   ----------   ----------          ----------- ----------          ---------
                         $ 545,856   $ 90,331    $ 455,525    $ (20,962)     -4%   $ 476,487  $ (43,717)    -8%   $ 520,204
                         ========== ==========   ==========   ==========          =========== ==========          =========

* Represents amortization expense related to the customer base acquired in the CTE and GVN acquisitions, and the Commonwealth trade name. Our assessment of the value of the customer base and trade name, and associated expected useful life, are based upon independent appraisal.

Consolidated depreciation and amortization expense for the year ended December 31, 2007 increased $69.4 million, or 15%, to $545.9 million as compared to the prior year as a result of our 2007 acquisitions of CTE and GVN. Excluding the impact of our 2007 acquisitions, depreciation expense for the years ended December 31, 2007 and 2006 decreased $21.0 million, or 6%, and $43.7 million, or 11%, respectively, as compared with the prior years due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the lives proposed in the study effective October 1, 2007. Our "composite depreciation rate" increased from 5.25% to 5.45% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million for 2008.


         INVESTMENT INCOME/OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
                               INCOME TAX EXPENSE

                                                    2007                                     2006                   2005
                         ------------------------------------------------------ --------------------------------  ---------
                                                  Citizens
($ in thousands)            As                    (excluding
----------------          Reported  Acquisitions CTE and GVN) $ Change  % Change    Amount    $ Change  % Change   Amount
                         ---------- ------------  ----------  ------------------- ----------- ------------------  ---------
Investment income        $  35,781   $    402    $  35,379    $ (44,057)    -55%   $  79,436   $ 67,213    550%   $  12,223
Other income (loss), net $ (17,833)  $  4,978    $ (22,811)   $ (25,818)   -859%   $   3,007   $  2,251    298%   $     756
Interest expense         $ 380,696   $   (260)   $ 380,956    $  44,510      13%   $ 336,446   $ (2,289)    -1%   $ 338,735
Income tax expense       $ 128,014   $ 27,013    $ 101,001    $ (35,478)    -26%   $ 136,479   $ 61,209     81%   $  75,270

Investment Income
Investment income for the year ended December 31, 2007 decreased $43.7 million, or 55%, to $35.8 million as compared to the prior year. Excluding the investment income due to the CTE and GVN acquisitions of $0.4 million, investment income for the year ended December 31, 2007 decreased $44.1 million, as compared with the prior year, primarily due to the $64.6 million in proceeds received in 2006 from the RTB liquidation and dissolution, partially offset by an increase of $10.8 million in income from short-term investments of cash and lower minority interest in joint ventures of $2.3 million.

We borrowed $550.0 million in December 2006 in anticipation of the Commonwealth acquisition in 2007. Our average cash balance was $594.2 million and $429.5 million for the years ended December 31, 2007 and 2006, respectively.

Investment income for the year ended December 31, 2006 increased $67.2 million, as compared with the prior year, primarily due to an increase of $6.4 million in income from higher cash balances during the year arising from the $64.6 million of cash received from the liquidation and dissolution of the RTB (and gain recognized of $61.4 million), the $255.3 million in cash received from the sale of ELI and the postponement of our stock repurchase and debt repurchase programs during the second half of 2006 in connection with our acquisition of Commonwealth.

Other Income (Loss), net
Other income (loss), net for the year ended December 31, 2007 decreased $20.8 million to ($17.8) million as compared to the prior year. Excluding the other income due to the CTE and GVN acquisitions of $5.0 million, other income (loss), net for the year ended December 31, 2007 decreased $25.8 million to ($22.8) million as compared to prior year, primarily due to the premium paid of $18.2 million on the early retirement of debt during 2007 and a bridge loan fee of $4.1 million.

Other income (loss), net for the year ended December 31, 2006 increased $2.3 million, as compared to the prior year. Other income (loss), net for 2006 consists primarily of insurance proceeds of $4.2 million, a loss of $2.4 million on the exchange of debt, an expense of $1.0 million for legal matters and gains recognized on the extinguishment of approximately $3.5 million of retained liabilities of our disposed water properties.

Interest Expense
Interest expense for the year ended December 31, 2007 increased $44.5 million, or 13%, to $381.0 million as compared with the prior year, primarily due to $637.6 million of higher average debt resulting from financing the Commonwealth acquisition. Our composite average borrowing rate for the year ended December 31, 2007, as compared with the prior year was 18 basis points lower, decreasing from 8.12% to 7.94%.

Interest expense for the year ended December 31, 2006 decreased $2.3 million, or 1%, as compared with the prior year, primarily due to slightly lower average debt levels, partially offset by higher short term interest rates that we paid on our swap agreements ($550.0 million in principal amount was swapped to floating rate at December 31, 2006). Our composite average borrowing rate for the year ended December 31, 2006, as compared with the prior year was 18 basis points higher, increasing from 7.94% to 8.12%.

Our average debt outstanding was $4,834.5 million, $4,196.9 million and $4,260.8 million for the years ended December 31, 2007, 2006 and 2005.

Income Tax Expense
Income tax expense for the year ended December 31, 2007 decreased $35.5 million, or 26%, as compared with the prior year, primarily due to changes in taxable income. The overall effective tax rate for 2007 was 37.4% as compared with an effective tax rate of 34.9% for 2006. The Company's overall effective tax rate increased in 2007 mainly due to changes in permanent difference items and tax contingencies.

We paid $54.4 million in cash taxes during 2007, an increase of $49.0 million over 2006, reflecting the utilization of our tax loss carryforwards in prior years. We expect to pay approximately $130.0 million to $140.0 million in 2008. Our 2008 cash tax estimate does not reflect the impact of the "Economic Stimulus Act of 2008," which we are currently evaluating.

Income taxes for the year ended December 31, 2006 increased $61.2 million, as compared with the prior year, primarily due to changes in taxable income. The effective tax rate for 2006 was 34.9%, as compared with an effective tax rate of 28.6% for 2005. We utilized a substantial amount of tax loss carryforwards as a result of the sale of ELI and receipt of RTB proceeds in 2006.

                             DISCONTINUED OPERATIONS

($ in thousands)                       2007       2006        2005
----------------                     ---------- ---------- -----------
                                      Amount     Amount      Amount
                                     ---------- ---------- -----------
Revenue                                 $ -     $ 100,612   $ 163,768
Operating income                        $ -     $  27,882   $  22,969
Income taxes                            $ -     $  11,583   $   9,519
Net income                              $ -     $  18,912   $  13,266
Gain on disposal of ELI and CCUSA,
   net of tax                           $ -     $  71,635   $   1,167

On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI) for $255.3 million (including the sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the Federal and state level.

On March 15, 2005, we completed the sale of CCUSA for $43.6 million in cash. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in assets sold.

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

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $148.5 million of our borrowings have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. A hypothetical 10% adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2007, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

In order to manage our interest expense, we entered into interest rate swap agreements. Under the terms of the agreements, which qualify for hedge accounting, we made semi-annual, floating interest rate payments based on six month LIBOR and received a fixed rate on the notional amount. The underlying variable rate for these interest rate swaps is set in arrears. For the years ended December 31, 2007 and 2006, the net cash interest payment resulting from these interest rate swaps totaled approximately $2.4 million and $4.2 million, respectively.

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. We received cash proceeds on the swap terminations of approximately $15.5 million in January 2008.

Sensitivity analysis of interest rate exposure
At December 31, 2007, the fair value of our long-term debt was estimated to be approximately $4.8 billion, based on our overall weighted average borrowing rate of 7.94% and our overall weighted average maturity of approximately 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2006.

Our long-term debt as of December 31, 2007 was approximately 97% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of December 31, 2007 is limited to our pension assets of $822.2 million. We have no other security investments of any material amount.

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

     2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 9A.  Controls and Procedures
          -----------------------

(i)  Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, and taking into account a failure to file one interim report on Form 8-K (for execution of a credit agreement that was described in the immediately succeeding Form 10-Q) as well as to report in our periodic reports on Form 10-Q the unregistered sales of shares to participants in the Commonwealth Builder 401(k) Plan as described in Item 5(a) of this Report, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2007, that our disclosure controls and procedures were not effective. We have taken steps to improve these controls and believe that as of the date of this report, our disclosure controls and procedures are effective.

(ii) Internal Control Over Financial Reporting
     (a) Management's annual report on internal control over financial reporting Our management report on internal control over financial reporting appears on page F-2.
     (b) Report of registered public accounting firm
     The report of KPMG LLP, our independent registered public accounting firm, on internal control over financial reporting appears on page F-4.
     (c) Changes in internal control over financial reporting
     We reviewed our internal control over financial reporting at December 31, 2007. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2007 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information
           -----------------

None.

                                    PART III
                                    --------

Item 10.  Directors, Executive Officers and Corporate Governance
          ------------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director
          ------------------------------------------------------------
          Independence
          ------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

                                     PART IV
                                     --------

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

           List of Documents Filed as a Part of This Report:

               (1)  Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended
   December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended
   December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

                (2)   Index to Exhibits:

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Citizens Communications Company, file number 001-11001, unless otherwise indicated.

Exhibit
  No.          Description
-------        -----------
3.1            Restated Certificate of Incorporation of Citizens  Communications
               Company, (filed as Exhibit 3.200.1 to the Company's  Quarterly
               Report on Form 10-Q for the fiscal quarter ended June 30, 2000).*
3.2            By-laws  of  Citizens Communications Company, as  amended  (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 31, 2006).*
4.1            Rights  Agreement,  dated as of March 6, 2002,  between  Citizens
               Communications  Company and Mellon  Investor  Services,  LLC,  as
               Rights  Agent  (filed  as  Exhibit  1 to the  Company's
               Registration Statement on Form 8-A filed on March 22, 2002).*
4.2            Amendment  No. 1 to Rights  Agreement, dated  as of  January  16,
               2003,  between  Citizens  Communications  Company and Mellon
               Investor  Services  LLC, as Rights Agent (filed as Exhibit
               1.1 to the Company's Registration Statement on Form 8-A/A, dated
               January 16, 2003).*
4.3            Indenture of Securities, dated as of August 15, 1991, between
               Citizens Communications Company (f/k/a Citizens Utilities
               Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical
               Bank), as Trustee (the "August 1991 Indenture") (filed as Exhibit
               4.100.1 to the Company's Quarterly Report on Form 10-Q for the
               fiscal quarter ended September 30, 1991).*
4.4            Fourth Supplemental Indenture to the August 1991 Indenture, dated
               October 1, 1994, between Citizens Communications Company (f/k/a
               Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as
               successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.7 to the Company Current Report on Form 8-K filed on January 3,
               1995).*
4.5            Fifth  Supplemental  Indenture  to the  August  1991  Indenture,
               dated as of June  15,  1995, between  Citizens  Communications
               Company  (f/k/a  Citizens  Utilities  Company) and JPMorgan
               Chase Bank,  N.A. (as successor to Chemical  Bank),  as Trustee
               (filed as Exhibit  4.100.8 to the  Company's  Current  Report on
               Form 8-K  filed on March 29,  1996  (the  "March  29,  1996
               8-K")).*
4.6            Sixth  Supplemental  Indenture  to the August 1991  Indenture,
               dated as of October 15,  1995, between  Citizens  Communications
               Company  (f/k/a  Citizens  Utilities  Company) and JPMorgan
               Chase Bank,  N.A. (as successor to Chemical  Bank),  as Trustee
               (filed as Exhibit  4.100.9 to the March 29, 1996 8-K).*
4.7            Seventh Supplemental Indenture to the August 1991 Indenture,
               dated as of June 1, 1996, between Citizens Communications Company
               (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A.
               (as successor to Chemical Bank), as Trustee (filed as Exhibit
               4.100.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")).*
4.8            Eighth  Supplemental  Indenture  to the August 1991  Indenture,
               dated as of December 1, 1996, between  Citizens  Communications
               Company  (f/k/a  Citizens  Utilities  Company) and JPMorgan
               Chase Bank,  N.A. (as successor to Chemical  Bank),  as Trustee
               (filed as Exhibit  4.100.12 to the 1996 10-K).*
4.9            Amended  and  Restated  Declaration of Trust dated as of January
               15,  1996,  of  Citizens Utilities  Trust (filed as Exhibit
               4.200.4 to the Company's  Form 8-K Current Report filed on
               May 28, 1996 (the "May 28, 1996 8-K")).*
4.10           Convertible  Preferred  Security  Certificate  (filed as Exhibit
               A-1 to Exhibit 4.200.4 to the  May 28, 1996 8-K).*
4.11           Amended and Restated  Limited  Partnership  Agreement dated as of
               January 15, 1996 of Citizens Utilities Capital L.P. (filed as
               Exhibit 4.200.6 to the May 28, 1996 8-K).*
4.12           Partnership  Preferred  Security  Certificate  (filed as Annex A to Exhibit 4.200.6 to the May 28, 1996 8-K).*
4.13           Convertible Preferred Securities Guarantee Agreement dated as of
               January 15, 1996 between Citizens Communications Company (f/k/a
               Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as guarantee trustee (filed as
               Exhibit 4.200.8 to the May 28, 1996 8-K).*
4.14           Partnership Preferred Securities Guarantee Agreement dated as of
               January 15, 1996 between Citizens Communications Company (f/k/a
               Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as guarantee trustee (filed as
               Exhibit 4.200.9 to the May 28, 1996 8-K).*
4.15           Letter of Representations dated January 18, 1996, from Citizens
               Communications Company (f/k/a Citizens Utilities Company) and
               JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as trustee, to DTC, for deposit of Convertible Preferred Securities with DTC (filed as Exhibit 4.200.10 to the May 28, 1996 8-K).*

----------------------
*Incorporated by reference.

4.16 Indenture, dated as of January 15, 1996, between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as indenture  trustee (the "January 1996 Indenture")  (filed as
               Exhibit 4.200.1 to the May 28, 1996 8-K ).*
4.17 First Supplemental Indenture to the January 1996 Indenture, dated as of January 15, 1996, between Citizens Communications Company (f/k/a Citizens Utilities Company) and JPMorgan
               Chase Bank, N.A. (as successor to Chemical Bank), as indenture trustee (including the form of note attached thereto) (filed as
               Exhibit 4.200.2 to the May 28, 1996 8-K).*
4.18 Senior Indenture, dated as of May 23, 2001, between Citizens Communications Company and JPMorgan Chase Bank, N.A.(as successor to The Chase Manhattan Bank), as trustee (the "May
               2001 Indenture") (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2001 8-K (the "May 24, 2001 8-K")).*
4.19           Form of Senior Note due 2011 (filed as Exhibit 4.4 to the May 24,
               2001 8-K).*
4.20 Third Supplemental Indenture to the May 2001 Indenture, dated as of November 12, 2004, between Citizens Communications and JPMorgan Chase Bank, N.A.(filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2004 (the "November 12, 2004 8-K")).*
4.21           Form of Senior  Note due 2013  (filed as Exhibit A to Exhibit
               4.1 to the  November  12,  2004 8-K).*
4.22 Indenture, dated as of August 16, 2001, between Citizens Communications Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 22, 2001).*
4.23 Indenture, dated as of December 22, 2006, between Citizens Communications Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 29, 2006).*
4.24 First Supplemental Indenture, dated March 8, 2007, among Commonwealth Telephone Enterprises, Inc., Citizens Communications Company and The Bank of New York, as Trustee. (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K filed on March 9, 2007 (the "March 9, 2007 8-K")).*
4.25 First Supplemental Indenture, dated March 8, 2007, among Commonwealth Telephone Enterprises, Inc., Citizens Communications Company and The Bank of New York, as Trustee. (filed as
               Exhibit 10.2 to the March 9, 2007 8-K).*
4.26 Indenture dated as of March 23, 2007 by and between Citizens Communications Company and The Bank of New York with respect to the 6.625% Senior Notes due 2015 (including the form of such note attached thereto) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 27, 2007 (the "March 27, 2007 8-K")).*
4.27 Indenture dated as of March 23, 2007 by and between Citizens Communications Company and The Bank of New York with respect to the 7.125% Senior Notes due 2019 (including the form of such note attached thereto) (filed as Exhibit 4.2 to the March 27, 2007 8-K).*
10.1           Loan  Agreement   between  Citizens   Communications   Company
               and Rural Telephone Finance Cooperative for $200,000,000 dated October 24, 2001 (filed as Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).*
10.2           Amendment  No.  1,  dated  as  of  March  31,  2003,  to  Loan
               Agreement   between   Citizens  Communications  Company and Rural
               Telephone Finance Cooperative (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).*
10.3 Credit Agreement, dated as of December 6, 2006, among Citizens Communications Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2006).*
10.4 Loan Agreement, dated as of March 8, 2007, among Citizens Communications Company, as borrower, the Lenders listed therein, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. as Joint-Lead Arrangers and Joint Book-Running Managers. (filed as Exhibit 10.3 to the March 9, 2007 8-K).*
10.5 Credit Agreement, dated as of May 18, 2007, among Citizens Communications Company, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Lead Arranger and Bookrunner.
10.6 Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan dated as of May 18, 2004 (filed as Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the "2nd Quarter 2004 10-Q")).*
10.7 Amendment No. 1 to the Amended and Restated Non-Employee Directors' Deferred Fee Equity Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 20,
               2005).*
10.8 Non-Employee Directors' Equity Incentive Plan (filed as Appendix B to the Company's Proxy Statement dated April 17,
               2006).*
10.9 Separation Agreement between Citizens Communications Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the 2nd Quarter 2004 10-Q).*
10.10 Citizens Executive Deferred Savings Plan dated January 1, 1996 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).*
10.11 1996 Equity Incentive Plan (filed as Appendix A to the Company's Proxy Statement dated March 29, 1996).*
10.12 Amendment to 1996 Equity Incentive Plan (filed as Exhibit B to the Company's Proxy Statement dated March 28, 1997).*
10.13 Amendment to 1996 Equity Incentive Plan (effective March 4, 2005) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005). *
10.14 2008 Citizens Incentive Plan (filed as Appendix A to the Company's Proxy Statement dated April 10, 2007).*
10.15 Amended and Restated 2000 Citizens Communications Company Equity Incentive Plan, as amended May 18, 2007 (filed as Appendix B to the Company's Proxy Statement dated April 10, 2007).*
10.16 Employment Agreement between Citizens Communications Company and Mary Agnes Wilderotter, effective November 1, 2004 (filed as
               Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the "3rd Quarter 2004 10-Q")).*
10.17 Employment Agreement between Citizens Communications Company and Robert Larson, effective September 1, 2004 (filed as Exhibit
               10.18 to the 3rd Quarter 2004 10-Q).*
10.18 Employment Agreement between Citizens Communications Company and John H. Casey, III, effective February 15, 2005 (filed as
               Exhibit 10.20 to the  Company's  Annual Report on Form
               10-K for the year ended December 31, 2004 (the "2004 10-K")).*
10.19 Offer of Employment Letter between Citizens Communications Company and Peter B. Hayes, effective February 1, 2005 (filed as
               Exhibit 10.23 to the 2004 10-K).*
10.20 Offer of Employment Letter between Citizens Communications Company and Donald R. Shassian, effective March 8, 2006 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).*
10.21 Separation Agreement between Citizens Communications Company and John H. Casey III dated November 15, 2007.
10.22 Form of arrangement with named executive officers (other than CEO) with respect to vesting of restricted stock upon a change-in -control.
10.23          Form of Restricted Stock Agreement for CEO.
10.24 Form of Restricted Stock Agreement for named executive officers other than CEO.
10.25 Summary of Compensation Arrangements for Named Executive Officers Outside of Employment Agreements (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K filed February 27, 2008).*
10.26 Summary of Non-Employee Directors' Compensation Arrangements Outside of Formal Plans.
10.27 Membership Interest Purchase Agreement between Citizens Communications Company and Integra Telecom Holdings, Inc. dated February 6, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 9, 2006).*
10.28 Agreement and Plan of Merger dated as of September 17, 2006 among Commonwealth Telephone Enterprises, Inc., Citizens Communications Company and CF Merger Corp. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 18, 2006).*
10.29 Stock Purchase Agreement, dated as of July 3, 2007, between Citizens Communications Company and Country Road Communications LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 9, 2007).*
12.1 Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21.1           Subsidiaries of the Registrant.
23.1           Auditors' Consent.
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "1934 Act").
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32.1           Certification  of Chief  Executive  Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("SOXA").
32.2           Certification  of Chief  Financial  Officer pursuant to 18 U.S.C.
               Section  1350,  as adopted pursuant to Section 906 of SOXA .

Exhibits 10.6 through 10.26 are management contracts or compensatory plans or arrangements.

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

                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)

                         By: /s/ Mary Agnes Wilderotter
                            ----------------------------
                             Mary Agnes Wilderotter
              Chairman of the Board, President and Chief Executive
                                    Officer

                                February 27, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2008.

               Signature                             Title
               ---------                             -----

     /s/ Kathleen Q. Abernathy                      Director
--------------------------------------------
        (Kathleen Q. Abernathy)

     /s/ Leroy T. Barnes, Jr.                       Director
--------------------------------------------
        (Leroy T. Barnes, Jr.)

     /s/ Peter Bynoe                                Director
--------------------------------------------
        (Peter Bynoe)

     /s/ Michael T. Dugan                           Director
--------------------------------------------
        (Michael T. Dugan)

     /s/ Jeri B. Finard                             Director
--------------------------------------------
        (Jeri B. Finard)

     /s/ Lawton Fitt                                Director
--------------------------------------------
        (Lawton Fitt)

     /s/ William Kraus
--------------------------------------------       Director
        (William Kraus)

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

     /s/ Donald R. Shassian                         Chief Financial Officer
--------------------------------------------
        (Donald R. Shassian)

     /s/ Bradley E. Singer                          Director
--------------------------------------------
        (Bradley E. Singer)

     /s/ David H. Ward                              Director
--------------------------------------------
        (David H. Ward)

     /s/ Myron A. Wick III                          Director
--------------------------------------------
        (Myron A. Wick III)

     /s/ Mary Agnes Wilderotter                     Chairman  of  the  Board,
--------------------------------------------        President and Chief
        (Mary Agnes Wilderotter)                    Executive Officer


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                Page
----                                                                                ----


Management's Report on Internal Control Over Financial Reporting                     F-2

Reports of Independent Registered Public Accounting Firm                             F-3 and F-4

Consolidated Balance Sheets as of December 31, 2007 and 2006                         F-5

Consolidated Statements of Operations for the years ended
   December 31, 2007, 2006 and 2005                                                  F-6

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2007, 2006 and 2005                                                  F-7

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 2007, 2006 and 2005                                                  F-7

Consolidated Statements of Cash Flows for the years ended
   December 31, 2007, 2006 and 2005                                                  F-8

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2007 and for the period then ended.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.



Stamford, Connecticut
February 27, 2008

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




The Board of Directors and Shareholders
Citizens Communications Company:


We have audited the accompanying consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Communications Company and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" as of January 1, 2007. As discussed in Notes 1 and 2, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R),
"Share-Based Payment" and Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". Also, as discussed in Note 23, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Communications Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



                                                  /s/ KPMG LLP

Stamford, Connecticut
February 27, 2008

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Citizens Communications Company:

We have audited Citizens Communications Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens Communications Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Citizens Communications Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens Communications Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders'
equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.


                                                        /s/ KPMG LLP
Stamford, Connecticut
February 27, 2008


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 AND 2006
                                ($ in thousands)

                                                                                                  2007           2006
                                                                                             -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                   $   226,466    $ 1,041,106
   Accounts receivable, less allowances of $32,748 and $108,537, respectively                      234,762        187,737
   Prepaid expenses                                                                                 29,437         30,377
   Other current assets                                                                             33,489         13,773
                                                                                             -------------- --------------
     Total current assets                                                                          524,154      1,272,993

Property, plant and equipment, net                                                               3,335,244      2,983,504

Goodwill, net                                                                                    2,634,559      1,917,751
Other intangibles, net                                                                             547,735        432,353
Investments                                                                                         21,191         16,474
Other assets                                                                                       193,186        174,461
                                                                                             -------------- --------------
        Total assets                                                                           $ 7,256,069    $ 6,797,536
                                                                                             ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Long-term debt due within one year                                                          $     2,448    $    39,271
   Accounts payable                                                                                179,402        153,890
   Advanced billings                                                                                44,722         39,417
   Income taxes accrued                                                                                  -          9,897
   Other taxes accrued                                                                              21,400         21,434
   Interest accrued                                                                                116,923        103,342
   Other current liabilities                                                                        80,996         58,392
                                                                                             -------------- --------------
     Total current liabilities                                                                     445,891        425,643

Deferred income taxes                                                                              711,645        514,130
Other liabilities                                                                                  363,737        332,645
Long-term debt                                                                                   4,736,897      4,467,086

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares; 327,749,000 and 322,265,000 outstanding, respectively, and 349,456,000 and 343,956,000 issued at December 31, 2007
     and 2006, respectively)                                                                        87,364         85,989
   Additional paid-in capital                                                                    1,280,508      1,207,399
   Retained earnings                                                                                14,001        134,705
   Accumulated other comprehensive loss, net of tax                                                (77,995)       (81,899)
   Treasury stock                                                                                 (305,979)      (288,162)
                                                                                             -------------- --------------
     Total shareholders' equity                                                                    997,899      1,058,032
                                                                                             -------------- --------------
        Total liabilities and shareholders' equity                                             $ 7,256,069    $ 6,797,536
                                                                                             ============== ==============

                 The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
                 ($ in thousands, except for per-share amounts)

                                                                          2007           2006            2005
                                                                    --------------- --------------  --------------

Revenue                                                                $ 2,288,015    $ 2,025,367     $ 2,017,041

Operating expenses:
    Network access expenses                                                228,242        171,247         156,822
    Other operating expenses                                               808,501        733,143         751,047
    Depreciation and amortization                                          545,856        476,487         520,204
                                                                    --------------- --------------  --------------
Total operating expenses                                                 1,582,599      1,380,877       1,428,073
                                                                    --------------- --------------  --------------

Operating income                                                           705,416        644,490         588,968

Investment income                                                           35,781         79,436          12,223
Other income (loss), net                                                   (17,833)         3,007             756
Interest expense                                                           380,696        336,446         338,735
                                                                    --------------- --------------  --------------
    Income from continuing operations before income taxes                  342,668        390,487         263,212

Income tax expense                                                         128,014        136,479          75,270
                                                                    --------------- --------------  --------------
    Income from continuing operations                                      214,654        254,008         187,942

Discontinued operations (see Note 8):
    Income from discontinued operations before income taxes                      -        147,136          36,844
    Income tax expense                                                           -         56,589          22,411
                                                                    --------------- --------------  --------------

    Income from discontinued operations                                          -         90,547          14,433
                                                                    --------------- --------------  --------------
Net income available for common shareholders                           $   214,654    $   344,555     $   202,375
                                                                    =============== ==============  ==============
Basic income per common share:
    Income from continuing operations                                  $      0.65    $      0.79     $      0.56
    Income from discontinued operations                                          -           0.28            0.04
                                                                    --------------- --------------  --------------
    Net income per common share                                        $      0.65    $      1.07     $      0.60
                                                                    =============== ==============  ==============
Diluted income per common share:
    Income from continuing operations                                  $      0.65    $      0.78     $      0.56
    Income from discontinued operations                                          -           0.28            0.04
                                                                    --------------- --------------  --------------
    Net income per common share                                        $      0.65    $      1.06     $      0.60
                                                                    =============== ==============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
        (dollars and shares in thousands, except for per-share amounts)


                                                                                   Accumulated
                                      Common Stock      Additional   Retained         Other           Treasury Stock      Total
                                   -------------------   Paid-In     Earnings     Comprehensive  --------------------- Shareholders'
                                     Shares    Amount    Capital     (Deficit)         Loss        Shares     Amount      Equity
                                   --------- --------- ----------- -------------- -------------- --------- ----------  ------------
Balance December 31, 2004           339,635  $ 84,909  $1,664,627     $ (287,719)     $ (99,569)       (2)  $      (8)  $1,362,240
Stock plans                           2,096       524      24,039              -              -     2,598      34,689       59,252
Conversion of EPPICS                  2,225       556      24,308              -              -       391       5,115       29,979
Dividends on common stock of
   $1.00 per share                        -         -    (338,364)             -              -         -           -     (338,364)
Shares repurchased                        -         -           -              -              -   (18,775)   (250,000)    (250,000)
Net income                                -         -           -        202,375              -         -           -      202,375
Other comprehensive loss, net
   of tax and reclassifications
   adjustments                            -         -           -              -        (23,673)        -           -      (23,673)
                                   --------- --------- ----------- -------------- -------------- --------- ----------  ------------
Balance December 31, 2005           343,956    85,989   1,374,610        (85,344)      (123,242)  (15,788)   (210,204)   1,041,809
Cumulative Effect Adjustment (see
   Note 5)                                -         -           -         36,392              -         -           -       36,392
Stock plans                               -         -      (1,875)             -              -     2,908      38,793       36,918
Conversion of EPPICS                      -         -      (2,563)             -              -     1,389      18,488       15,925
Dividends on common stock of
    $1.00 per share                       -         -    (162,773)      (160,898)             -         -           -     (323,671)
Shares repurchased                        -         -           -              -              -   (10,200)   (135,239)    (135,239)
Net income                                -         -           -        344,555              -         -           -      344,555
Pension Liability Adjustment,
   after adoption of SFAS No. 158,
   net of taxes                           -         -           -              -        (83,634)        -           -      (83,634)
Other comprehensive income, net
   of tax and reclassifications
   adjustments                            -         -           -              -        124,977         -           -      124,977
                                   --------- --------- ----------- -------------- -------------- --------- ------------  ----------
Balance December 31, 2006           343,956    85,989   1,207,399        134,705        (81,899)  (21,691)   (288,162)   1,058,032
Stock plans                               -         -      (6,237)           667              -     1,824      25,399       19,829
Acquisition of Commonwealth           5,500     1,375      77,939              -              -    12,640     168,121      247,435
Conversion of EPPICS                      -         -        (549)             -              -       291       3,888        3,339
Conversion of Commonwealth notes          -         -       1,956              -              -     2,508      34,775       36,731
Dividends on common stock of
    $1.00 per share                       -         -           -       (336,025)             -         -           -     (336,025)
Shares repurchased                        -         -           -              -              -   (17,279)   (250,000)    (250,000)
Net income                                -         -           -        214,654              -         -           -      214,654
Other comprehensive income, net
   of tax and reclassifications
   adjustments                            -         -           -              -          3,904         -           -        3,904
                                   --------- --------- ----------- -------------- -------------- --------- ------------ -----------
Balance December 31, 2007           349,456  $ 87,364  $1,280,508     $   14,001      $ (77,995)  (21,707)  $(305,979)  $  997,899
                                   ========= ========= =========== ============== ============== ========= ============ ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
                                ($ in thousands)


                                                      2007             2006             2005
                                                  --------------   --------------   -------------

Net income                                            $ 214,654        $ 344,555       $ 202,375
Other comprehensive income (loss), net of tax
  and reclassifications adjustments*                      3,904          124,977         (23,673)
                                                  --------------   --------------   -------------
  Total comprehensive income                          $ 218,558        $ 469,532       $ 178,702
                                                  ==============   ==============   =============

* Consists of amortization of pension and post retirement costs, unrealized holding (losses)/gains of marketable securities, realized gains taken to income as a result of the sale of securities and minimum pension and other post retirement liabilities (see Note 20).

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
                                ($ in thousands)

                                                                    2007             2006             2005
                                                               ---------------  ---------------  ----------------
Cash flows provided by (used in) operating activities:
Net income                                                         $  214,654       $  344,555        $  202,375
       Deduct: Gain on sale of discontinued operations, net of tax          -          (71,635)           (1,167)
               Income from discontinued operations, net of tax              -          (18,912)          (13,266)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                          545,856          476,487           520,204
       Stock based compensation expense                                 9,022           10,340             8,427
       Loss on debt exchange                                                -            2,433             3,175
       Loss on extinguishment of debt                                  20,186                -                 -
       Investment gain                                                      -          (61,428)             (492)
       Other non-cash adjustments                                      (7,598)           5,191            22,438
       Deferred income taxes                                           81,011          132,031           100,636
       Legal settlement                                                (7,905)               -                 -
       Change in accounts receivable                                   (4,714)          15,333             8,782
       Change in accounts payable and other liabilities               (36,257)          (3,064)          (37,257)
       Change in other current assets                                   7,428           (2,148)            1,609
                                                               ---------------  ---------------  ----------------
Net cash provided by continuing operating activities                  821,683          829,183           815,464

Cash flows provided from (used by) investing activities:
       Capital expenditures                                          (315,793)        (268,806)         (259,448)
       Cash paid for acquisitions (net of cash acquired)             (725,548)               -                 -
       Proceeds from sales of assets, net of selling expenses               -                -            24,195
       Proceeds from sale of discontinued operations                        -          255,305            43,565
       Other assets (purchased) distributions received, net             6,629           67,050               973
                                                               ---------------  ---------------  ----------------
Net cash (used by) provided from investing activities              (1,034,712)          53,549          (190,715)

Cash flows provided from (used by) financing activities:
       Repayment of customer advances for construction
         and contributions in aid of construction                        (942)            (264)           (1,662)
       Long-term debt borrowings                                      950,000          550,000                 -
       Debt issuance costs                                            (12,196)          (6,948)                -
       Long-term debt payments                                       (946,070)        (227,693)           (6,299)
       Premium paid to retire debt                                    (20,186)               -                 -
       Issuance of common stock                                        13,808           27,200            47,550
       Common stock repurchased                                      (250,000)        (135,239)         (250,000)
       Dividends paid                                                (336,025)        (323,671)         (338,364)
                                                               ---------------  ---------------  ----------------
Net cash used by financing activities                                (601,611)        (116,615)         (548,775)

Cash flows of discontinued operations:
       Operating cash flows                                                 -           17,833            27,500
       Investing cash flows                                                 -           (6,593)          (11,388)
       Financing cash flows                                                 -                -              (134)
                                                               ---------------  ---------------  ----------------
Net cash provided by discontinued operations                                -           11,240            15,978

(Decrease) increase in cash and cash equivalents                     (814,640)         777,357            91,952
Cash and cash equivalents at January 1,                             1,041,106          263,749           171,797
                                                               ---------------  ---------------  ----------------

Cash and cash equivalents at December 31,                          $  226,466       $1,041,106        $  263,749
                                                               ===============  ===============  ================

Cash paid during the period for:
       Interest                                                    $  364,381       $  332,204        $  318,638
       Income taxes                                                $   54,407       $    5,365        $    4,711

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                 $   18,198       $   (1,562)       $  (13,193)
       Conversion of EPPICS                                        $    3,339       $   15,925        $   29,979
       Conversion of Commonwealth notes                            $   36,731       $        -        $        -
       Debt-for-debt exchange                                      $        -       $    2,433        $    3,175
       Shares issued for Commonwealth acquisition                  $  247,435       $        -        $        -
       Acquired debt                                               $  244,570       $        -        $        -
       Other acquired liabilities                                  $  112,194       $        -        $        -


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

     (b)  Basis of Presentation and Use of Estimates:
          -------------------------------------------
          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses we have reported and our disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates. We believe that our critical estimates are depreciation and amortization rates, pension assumptions, calculations of impairment amounts, reserves established for receivables, income taxes, contingencies and purchase price allocations.

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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund ("USF") surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our consolidated statements of operations and have been included in revenue and other operating expenses at $35.9 million, $37.1 million and $39.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

     (f)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses and have determined for the year ended December 31, 2007 that there was no impairment.

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

          As of December 31, 2007, we had interest rate swap arrangements related to a portion of our fixed rate debt. These hedge strategies satisfied the fair value hedging requirements of SFAS No. 133, as amended. As a result, the fair value of the swaps is carried on the consolidated balance sheets in other liabilities and the related hedged liabilities are also adjusted to fair value by the same amount.

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

     (k)  Stock Plans:
          ------------
          We have various stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. We have no awards with market or performance conditions. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury.

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

          In accordance with the adoption of SFAS No. 123R, we recorded stock-based compensation expense for the cost of stock options, restricted shares and stock units issued under our stock plans (together, Stock-Based Awards). Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $9.0 million and $10.3 million, respectively, ($5.6 million and $6.7 million after tax, respectively).

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

          Had we determined compensation cost based on the fair value at the grant date for the Management Equity Incentive Plan (MEIP), Equity Incentive Plan (EIP), Employee Stock Purchase Plan (ESPP) and
          Non-Employee Directors' Deferred Fee Equity Plan, our pro forma net income and net income per common share available for common shareholders would have been as follows for the year ended December 31, 2005:

($ in thousands)                                                   2005
----------------                                              ---------------

Net income available for common shareholders     As reported       $ 202,375
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                                             5,267


Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                            (8,165)
                                                              ---------------
                                                  Pro forma        $ 199,477
                                                              ===============

Net income per common share available           As reported:
  for common shareholders                           Basic          $    0.60
                                                   Diluted         $    0.60

                                                 Pro forma:
                                                    Basic          $    0.59
                                                   Diluted         $    0.59


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

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

          New  Accounting Pronouncements
          ------------------------------

          Accounting for Uncertainty in Income Taxes
          ------------------------------------------
          In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our gross FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold as of the date of adoption was $44.7 million (including $10.4 million acquired from CTE) and amounts to $66.0 million as of December 31, 2007. This amount includes an accrual for interest from the date the tax positions were taken in the amount of $6.2 million as of December 31, 2007. These balances include amounts of $9.0 million and $1.4 million for total FIN No. 48 tax liabilities and accrued interest, respectively, resulting from positions taken by Commonwealth Telephone Enterprises, Inc., which we acquired in March 2007. An increase of $14.8 million in the balance since the date of adoption is attributable to a change made to the estimated useful life of an intangible asset for income tax purposes. This tax position is temporary in nature and, therefore, will not impact the Company's results of operations when ultimately settled in the future. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $21.1 million as of December 31, 2007.

          The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2007, additional interest in the amount of $1.2 million. We are subject to income tax examinations generally for the years 2003 forward for both our Federal and state filing jurisdictions. We maintain uncertain tax positions in various state jurisdictions. It is reasonably possible that amounts related to previous asset dispositions and tax credits will change within the next 12 months, due to the expiration of the relevant statutes of limitations. This could favorably impact our results of operations by up to $7.0 million and reduce acquired goodwill balances by up to $3.0 million. Amounts related to all other positions that may change within the next twelve months are not material.

          How Taxes  Collected  from  Customers  and  Remitted  to  Governmental
          ----------------------------------------------------------------------
          Authorities Should be Presented in the Income Statement
          -------------------------------------------------------
          In June 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement," which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction, that is Gross versus Net presentation. EITF No. 06-3 is effective for periods beginning after December 15, 2006. We adopted the disclosure requirements of EITF No. 06-3 commencing January 1, 2007. See Note 1(d).

          Accounting for Purchases of Life Insurance
          ------------------------------------------
          In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 was effective for fiscal years beginning after December 15, 2006. The adoption of the accounting requirements of EITF No. 06-5 in the first quarter of 2007 had no material impact on our financial position, results of operation or cash flows.

          Accounting for Endorsement Split-Dollar Life Insurance Arrangements
          -------------------------------------------------------------------
          In September 2006, the FASB reached consensus on the guidance provided by EITF No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF No. 06-4 in the first quarter of 2008 to have a material impact on our financial position, results of operations or cash flows.

          Fair Value Measurements
          -----------------------
          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We do not expect the adoption of SFAS No. 157, as amended, to have a material impact on our financial position, results of operations or cash flows.

          Fair Value Option for Financial Assets and Financial Liabilities
          ----------------------------------------------------------------
          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.

          Accounting for Collateral Assignment Split-Dollar Life Insurance
          ----------------------------------------------------------------
          Arrangements
          ------------
          In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF No. 06-4 in the first quarter of 2008 to have a material impact on our financial position, results of operations or cash flows.

          Business Combinations
          ---------------------
          In December 2007, the FASB revised SFAS Statement No. 141, "Business Combinations". The revised statement, SFAS No. 141R, requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard does not impact our currently reported results. The Company is currently evaluating the impact that the adoption of the standard will have on the Company's future results of operations or financial condition.

(3)  Acquisition of Commonwealth Telephone and Global Valley Networks:
     -----------------------------------------------------------------

     On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. ("Commonwealth" or "CTE") in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $804.1 million in cash ($663.7 million net, after cash acquired) and issued common stock with a value of $247.4 million.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We have retired all but $8.5 million of the $191.8 million face amount of Commonwealth convertible notes as of December 31, 2007. The notes were retired by the payment of $165.4 million in cash and the issuance of our common stock valued at $36.7 million. The premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to other income
     (loss), net.

     We entered into an agreement on July 5, 2007 with Country Road Communications LLC ("Country Road") to acquire Global Valley Networks, Inc. ("GVN") and GVN Services ("GVS") through the purchase from Country Road of 100% of the outstanding common stock of Evans Telephone Holdings, Inc., the parent company of GVN and GVS. We closed on this acquisition on October 31, 2007. The purchase price of $62.0 million was paid with cash on hand.

     We have accounted for the acquisitions of Commonwealth and GVN as purchases under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Commonwealth and GVN are recorded as of the acquisition date, at their respective fair values, and consolidated with those of Citizens. The reported consolidated financial condition of Citizens as of December 31, 2007, reflects the final allocation of these fair values. The final allocation reflects a decrease of $236.5 million in the value of the Commonwealth customer base, as compared to our preliminary estimate.

     The following schedule provides a summary of the purchase price paid by Citizens in the acquisitions of Commonwealth and GVN as of December 31, 2007:

($ in thousands)
----------------                                  Commonwealth          GVN
                                              ------------------ ---------------
   Cash paid                                        $   804,085        $ 62,001
   Value of Citizens common stock issued                247,435               -
   Accrued closing costs                                  2,838               -
                                              ------------------ ---------------
   Total Purchase Price                             $ 1,054,358        $ 62,001
                                              ================== ===============

     With respect to our acquisition of Commonwealth, the purchase price has been allocated based on fair values to the net tangible and intangible assets acquired and liabilities assumed. Our GVN purchase price allocation is preliminary. The allocations are as follows:

($ in thousands)
----------------                                       Commonwealth          GVN
                                                          (Final)       (Preliminary)
                                                     ------------------ ---------------
Allocation of purchase price:
   Current assets (1)                                      $   190,106        $  1,945
   Property, plant and equipment                               387,343          25,712
   Goodwill                                                    690,035          26,774
   Other intangibles                                           273,800          13,000
   Other assets                                                 11,234             386
   Current portion of debt                                     (35,000)            (17)
   Accounts payable and other current liabilities              (81,767)           (911)
   Deferred income taxes                                      (143,472)         (3,740)
   Convertible notes                                          (209,553)              -
   Other liabilities                                           (28,368)         (1,148)
                                                     ------------------ ---------------
Total Purchase Price                                       $ 1,054,358        $ 62,001
                                                     ================== ===============

     (1) Includes $140.6 million of total acquired cash.

     The following unaudited pro forma financial information presents the combined results of operations of Citizens, Commonwealth and GVN as if the acquisitions had occurred at the beginning of each period presented. The historical results of the Company include the results of Commonwealth from the date of acquisition on March 8, 2007, and GVN from November 1, 2007. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of Citizens after completion of the acquisitions.

                                                             2007               2006
                                                         --------------    ---------------
($ in thousands, except per share amounts)
-----------------------------------------
Revenue                                                    $ 2,362,695        $ 2,371,143
Operating income                                           $   719,518        $   716,162
Income from continuing operations                          $   216,266        $   284,707
Income from discontinued operations                        $         -        $    90,547
Net income available for common shareholders               $   216,266        $   375,254

Basic income per common share:
   Income from continuing operations                       $      0.65        $      0.83
   Income from discontinued operations                               -               0.26
                                                         --------------    ---------------
   Net income per common share                             $      0.65        $      1.09
                                                         ==============    ===============

Diluted income per common share:
   Income from continuing operations                       $      0.65        $      0.83
   Income from discontinued operations                               -               0.26
                                                         --------------    ---------------
   Net income per common share                             $      0.65        $      1.09
                                                         ==============    ===============


(4)  Property, Plant and Equipment:
     ------------------------------

     The components of property, plant and equipment at December 31, 2007 and 2006 are as follows:

                                                            Estimated
($ in thousands)                                           Useful Lives           2007              2006
----------------                                        ------------------- ----------------- ------------------

Land                                                           N/A               $    23,347        $    17,944
Buildings and leasehold improvements                         41 years                343,826            324,230
General support                                           5 to 17 years              492,771            425,952
Central office/electronic circuit equipment               5 to 11 years            2,855,645          2,602,168
Cable and wire                                            15 to 60 years           3,484,838          3,171,421
Other                                                     20 to 30 years              46,620             11,800
Construction work in progress                                                        128,250            131,951
                                                                            ----------------- ------------------
                                                                                   7,375,297          6,685,466
Less: Accumulated depreciation                                                    (4,040,053)        (3,701,962)
                                                                            ----------------- ------------------
Property, plant and equipment, net                                               $ 3,335,244        $ 2,983,504
                                                                            ================= ==================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $374.4 million, $350.1 million and $393.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2007.

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

     SAB No. 108 allowed for a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method but were material when evaluated under the dual approach prescribed by SAB No. 108. The Company adopted SAB No. 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. The adoption did not have any impact on the Company's cash flow or prior year financial statements. As a result of adopting SAB No. 108 in the fourth quarter of 2006 and electing to use the one-time transitional cumulative effect adjustment, the Company made adjustments to the beginning balance of retained earnings as of January 1, 2006 in the fourth quarter of 2006 for the following errors (all of which were determined to be immaterial under the Company's previous methodology):

     Summary SAB No. 108 entry recorded January 1, 2006:

                                       Increase/
($ in thousands)                      (Decrease)
----------------                     --------------

Property, Plant & Equipment              $   1,990
Goodwill                                    (3,716)
Other Assets                               (20,081)
                                     --------------
                                         $ (21,807)
                                     ==============

Current Liabilities                      $  (2,922)
Deferred Taxes                             (17,339)
Other Long-Term Liabilities                (13,037)
Long-Term Debt                             (24,901)
Retained Earnings                           36,392
                                     --------------
                                         $ (21,807)
                                     ==============

     Deferred Tax Accounting. As a result of adopting SAB No. 108 in the fourth quarter of 2006 we recorded a decrease in deferred income tax liabilities in the amount of approximately $23.5 million and an increase in retained earnings of approximately $23.5 million as of January 1, 2006. The change in deferred tax and retained earnings is a result of excess deferred tax liabilities that built up in periods prior to 2004 (approximately $4 million in 2003, $5.4 million in 2002 and $14.1 million in 2001 and prior), resulting primarily from differences between actual state income tax rates and the effective composite state rate utilized for estimating the Company's book state tax provisions.

     Goodwill. During 2002, we estimated and booked impairment charges (pre-tax) of $1.07 billion. We subsequently discovered that the impairment charge recorded was overstated as it exceeded the underlying book value by approximately $8.1 million. The result was an understatement of goodwill. We corrected this error by reversing the negative goodwill balance of $8.1 million with an offset to increase retained earnings.

     Unrecorded  Liabilities.   The  Company  changed  its  accounting  policies
     associated with the accrual of utilities and vacation expense. Historically, the Company's practice was to expense utility and vacation costs in the period these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of income. The utility costs are now accrued in the period used and vacation costs are accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $3.0 million and, as provided in SAB No. 108, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006.

     We established an accrual of $4.5 million for advance billings associated with certain revenue at two telephone properties that the Company operated since the 1930's. For these two properties, the Company's records have not reflected the liability. This had no impact on the revenue reported for any of the five years reported in this 10-K.

     We recorded a long-term liability of $2.5 million to recognize a post retirement annuity payment obligation for two former executives of the Company. The liability should have been established in 1999 at the time the two employees elected to exchange their death benefit rights for an annuity payout in accordance with the terms of their respective split dollar life insurance agreements. We established the liability effective January 1, 2006 in accordance with SAB No. 108 by reducing retained earnings by a like amount.

     Long-Term Debt. We recorded a reclassification of $20.1 million from other assets to long-term debt. The amount represents debt discounts which the company historically accounted for as a deferred asset. For certain debt issuances the Company amortized the debt discount using the straight line method instead of the effective interest method. We corrected this error by increasing the debt discount by $4.8 million and increasing retained earnings by a like amount.

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

     Purchase Accounting. During the period 1991 to 2001, Citizens acquired a number of telecommunications businesses, growing its asset base from approximately $400.0 million in 1991 to approximately $6.0 billion by the end of 2001. As a result of these acquisitions, we recorded in accordance with purchase accounting standards, all of the assets and liabilities associated with these properties. We have determined that approximately $18.8 million (net) of liabilities were established in error. Approximately $18.0 million of the liabilities should have been recorded as a decrease to goodwill and $4.2 million should have been an increase to property, plant and equipment ($1.99 million after amortization of $2.21 million). In addition, $4.964 million of liabilities should have been reversed in 2001. We corrected this error by reversing the liability to retained earnings.

     As permitted by the adoption of SAB No. 108 we have adjusted our previously recorded acquisition entries as follows:


                                       Increase/
($ in thousands)                      (Decrease)
----------------                     --------------

Property, Plant & Equipment              $   1,990
Goodwill                                   (18,049)
                                     --------------
                                         $ (16,059)
                                     ==============

Current Liabilities                      $ (10,468)
Other Long-Term Liabilities                 (8,345)
Retained Earnings                            2,754
                                     --------------
                                         $ (16,059)
                                     ==============

     Tax Effect. The net effect on taxes (excluding the $23.5 million entry described above) resulting from the GRAPHIC OMITTED][GRAPHIC OMITTED] adoption of SAB No. 108 was an increase to deferred tax liabilities of $6.2 million and an increase to goodwill of $6.2 million.

(6)  Accounts Receivable:
     --------------------

     The components of accounts receivable at December 31, 2007 and 2006 are as follows:

($ in thousands)                                     2007             2006
----------------                                 --------------  ---------------

End user                                             $ 244,592        $ 273,828
Other                                                   22,918           22,446
Less:  Allowance for doubtful accounts                 (32,748)        (108,537)
                                                 --------------  ---------------
   Accounts receivable, net                          $ 234,762        $ 187,737
                                                 ==============  ===============

     An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005 is as follows:

                                                               Additions
                                               ------------------------------------------
                                 Balance at    Balance of    Charged to    Charged to other               Balance at
                                 beginning of   acquired      bad debt       accounts -                     end of
Allowance for doubtful accounts   Period       properties     expense*        Revenue       Deductions      Period
------------------------------- -------------  -----------  ------------  ---------------  ------------   -----------

          2005                   $    35,080      $     -      $ 12,797         $  1,080     $ 17,572      $ 31,385
          2006                        31,385            -        20,257           80,003       23,108       108,537
          2007                       108,537        1,499        31,131          (77,898)      30,521        32,748

     * Such amounts are included in bad debt expense and for financial reporting purposes are classified as contra-revenue.

     We maintain an allowance for estimated bad debts based on our estimate of collectability of our accounts receivable. Bad debt expense is recorded as a reduction to revenue.

     Our allowance for doubtful accounts increased by approximately $78.3 million in 2006 as a result of carrier activity that was in dispute. Our allowance for doubtful accounts (and "end user" receivables) declined from December 31, 2006, primarily as a result of the resolution of our principal carrier dispute. On March 12, 2007, we entered into a settlement agreement with a carrier pursuant to which we were paid $37.5 million, resulting in a favorable impact on our revenue in the first quarter of 2007 of $38.7 million.

(7)  Other Intangibles:
     ------------------

     Other intangibles at December 31, 2007 and 2006 are as follows:

  ($ in thousands)                              2007             2006
  ----------------                       ---------------  ----------------

Customer base                               $ 1,271,085        $  994,605
Trade name                                      132,381           122,058
                                         ---------------  ----------------
    Other intangibles                         1,403,466         1,116,663
Less: Accumulated amortization                 (855,731)         (684,310)
                                         ---------------  ----------------
    Total other intangibles, net            $   547,735        $  432,353
                                         ===============  ================

     Amortization expense was $171.4 million, $126.4 million and $126.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for 2007 is comprised of $126.4 million for amortization associated with our "legacy" properties and $45.0 million for intangible assets (customer base and trade name) acquired in the Commonwealth and Global Valley acquisitions. As of December 31, 2007, $263.5 million has been allocated to the customer base (five year life) and $10.3 million to the trade name (five year life) acquired in the Commonwealth acquisition, and $13.0 million on a preliminary basis to the customer base (five year life) acquired in the Global Valley acquisition. Amortization expense, based on our estimate of useful lives, is estimated to be $183.7 million in 2008, $115.0 million in 2009, and $57.4 million annually thereafter through 2012.

(8)  Discontinued Operations:
     ------------------------

     (a)  Electric Lightwave
          ------------------
          On July 31, 2006, we sold our CLEC business,  Electric Lightwave,  LLC
          (ELI), for $255.3 million (including the sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the Federal and state level.

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

          We ceased to record depreciation expense for ELI effective February 2006.

          Summarized financial information for ELI is set forth below:

                                                  For the years
($ in thousands)                                ended December 31,
----------------                       -------------------------------------
                                             2006                2005
                                       -----------------    ----------------
Revenue                                       $ 100,612           $ 159,161
Operating income                              $  27,882           $  21,480
Income taxes                                  $  11,583           $   9,070
Net income                                    $  18,912           $  12,226
Gain on disposal of ELI, net of tax           $  71,635           $       -


     (b)  Conference Call USA
          -------------------
          In February 2005, we entered into a definitive agreement to sell Conference-Call USA, LLC (CCUSA), our conferencing services business. On March 15, 2005, we completed the sale for $43.6 million in cash. The pre-tax gain on the sale of CCUSA was $14.1 million. Our after-tax gain was approximately $1.2 million. The book income taxes recorded upon sale are primarily attributable to a low tax basis in the assets sold.

          In accordance with SFAS No. 144, any component of our business that we dispose of, or classify as held for sale, that has operations and cash flows clearly distinguishable from continuing operations for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, we have classified the results of operations of CCUSA as discontinued operations in our consolidated statements of operations.

          The Company had no outstanding debt specifically identified with CCUSA and therefore no interest expense was allocated to discontinued operations. In addition, we ceased to record depreciation expense effective February 16, 2005.

     Summarized financial information for CCUSA is set forth below:

     ($ in thousands)
     ----------------                         For the year
                                            ended December 31,
                                                 2005
                                            -----------------
Revenue                                             $ 4,607
Operating income                                    $ 1,489
Income taxes                                        $   449
Net income                                          $ 1,040
Gain on disposal of CCUSA, net of tax               $ 1,167


(9)  Investments:
     ------------

     The components of investments at December 31, 2007 and 2006 are as follows:

($ in thousands)                          2007             2006
----------------                     ---------------- ----------------

Marketable equity securities                $      -         $     30
Equity method investments                     21,191           16,444
                                     ---------------- ----------------
                                            $ 21,191         $ 16,474
                                     ================ ================

     Equity Method Investments
     Our investments in entities that are accounted for under the equity method of accounting consist of the following: (1) a 50% interest in the C-Don Partnership, acquired in the purchase of Commonwealth, which publishes, manufactures and distributes classified telephone directories in the Commonwealth service territory; (2) a 16.8% interest in the Fairmount Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Rural Service Area (RSA) designated by the FCC as Georgia RSA No. 3; and (3) our investments in CU Capital and CU Trust with relation to our convertible preferred securities.

(10) Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2007 and 2006. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments for which market values are not readily available are carried at cost, which approximates fair value.

     The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)                        2007                                2006
----------------        ----------------------------------- ---------------------------------
                           Carrying                            Carrying
                            Amount          Fair Value          Amount         Fair Value
                        ---------------- ------------------ ---------------- ----------------
Long-term debt (1)          $ 4,736,897        $ 4,760,639      $ 4,467,086      $ 4,620,921

(1) 2007 and 2006 include interest rate swaps of $7.9 million and ($10.3 million), respectively. 2007 and 2006 include EPPICS of $14.5 million and $17.9 million, respectively.

(11) Long-Term Debt:
     ---------------

     The activity in our long-term debt from December 31, 2006 to December 31, 2007 is summarized as follows:

                                                                Year Ended December 31, 2007
                                       ----------------------------------------------------------------
                                                                   Assumed                                              Interest
                                                                    from       Interest                                 Rate* at
                          December 31,                 New      Commonwealth     Rate    Conversion to   December 31,  December 31,
($ in thousands)              2006       Payments   Borrowings   Acquisition     Swap    Common Stock        2007        2007
----------------         ------------- ----------- ------------ ------------- --------- ---------------- ------------ -----------

  Rural Utilities Service
    Loan Contracts       $    21,886    $   (4,331)  $      -     $       -    $      -     $       -   $    17,555      6.07%

  Senior Unsecured Debt    4,435,018      (897,149)   950,000       226,779      18,198       (17,833)    4,715,013      7.96%

  EPPICS (see Note 15)        17,860             -          -             -           -        (3,339)       14,521      5.00%

  Industrial Development
     Revenue Bonds            58,140       (44,590)         -             -           -             -        13,550      6.31%
                         ------------- ------------ ---------- -------------  --------- --------------- -------------

TOTAL LONG-TERM DEBT     $ 4,532,904    $ (946,070)  $950,000     $ 226,779    $ 18,198     $ (21,172)  $ 4,760,639      7.94%
                         ============= ============ ========== =============  ========= =============== =============

  Less: Debt Discount        (26,547)                                                                       (21,294)
  Less: Current Portion      (39,271)                                                                        (2,448)
                         -------------                                                                  -------------
                         $ 4,467,086                                                                    $ 4,736,897
                         =============                                                                  =============

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts. The interest rate for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     Additional information regarding our Senior Unsecured Debt at December 31:

                                                            2007                                     2006
                                            ---------------------------------       -----------------------------------
                                               Principal         Interest              Principal           Interest
($ in thousands)                              Outstanding          Rate               Outstanding            Rate
----------------                            ----------------    -------------       -----------------    --------------

Senior Notes:
   Due 8/15/2008                                $         -               -              $   495,240           7.625%
   Due 5/15/2011                                  1,050,000          9.250%                1,050,000           9.250%
   Due 10/24/2011                                   200,000          6.270%                  200,000           6.270%
   Due 12/31/2012                                   148,500     6.44% (Variable)             150,000     6.75% (Variable)
   Due 1/15/2013                                    700,000          6.250%                  700,000           6.250%
   Due 3/15/2015                                    300,000          6.625%                        -                -
   Due 3/15/2019                                    450,000          7.125%                        -                -
   Due 1/15/2027                                    400,000          7.875%                  400,000           7.875%
   Due 8/15/2031                                    945,325          9.000%                  945,325           9.000%
                                            ----------------                        -----------------
                                                  4,193,825                                3,940,565

Debentures due 2025 - 2046                          468,742          7.136%                  468,742           7.136%
Subsidiary Senior
   Notes due 12/1/2012                               36,000          8.050%                   36,000           8.050%
   CTE Convertible Notes due 7/23/2023                8,537          3.250%                        -                -
   Fair value of interest rate swaps                  7,909                                  (10,289)
                                            ----------------                        -----------------
                 Total                          $ 4,715,013                              $ 4,435,018
                                            ================                        =================

     During 2007, we retired an aggregate principal amount of $967.2 million of debt, including $3.3 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS) and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. As further described below, we temporarily borrowed and repaid $200.0 million during the month of March 2007, utilized to temporarily fund our acquisition of Commonwealth. Although this borrowing does not appear in our December 31, 2006 or 2007 balance sheet, the borrowing and repayment are shown gross in the above table.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and approximately $191.8 million face amount of Commonwealth convertible notes (fair value of approximately $209.6 million). During March 2007, we paid down the $35.0 million credit facility, and through December 31, 2007, we have retired approximately $183.3 million face amount (for which we paid $165.4 million in cash and $36.7 million in common stock) of the convertible notes (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to other income (loss), net), resulting in a remaining outstanding balance of $8.5 million as of December 31, 2007.

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

     During the first quarter of 2007, we incurred and expensed approximately $4.1 million of fees associated with the bridge loan facility. In the second quarter of 2007, we completed an exchange offer (to publicly register the debt) on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered Senior Notes due 2027. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. The debt retirement generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $16.3 million in the second quarter of 2007 and is included in other income (loss), net. As a result of this debt redemption, we also terminated three interest rate swap agreements hedging an aggregate $150.0 million notional amount of indebtedness. Payments on the swap terminations of approximately $1.0 million were made in the second quarter of 2007.

     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain will be deferred on the balance sheet, and amortized into income over the term of the associated debt.

     As of December 31, 2007, EPPICS representing a total principal amount of $197.3 million have been converted into 15,918,182 shares of our common stock. Approximately $4.0 million of EPPICS, which are convertible into 350,259 shares of our common stock, were outstanding at December 31, 2007. Our long-term debt footnote indicates $14.5 million of EPPICS outstanding at December 31, 2007, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

     As of December 31, 2007, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of December 31, 2007. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     For the year ended December 31, 2006, we retired an aggregate principal amount of $251.0 million of debt, including $15.9 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2006 (EPPICS) that were converted into our common stock.

     During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. During the fourth quarter of 2006, we entered into four debt-for-debt exchanges and exchanged $157.3 million of our 7.625% notes due 2008 for $149.9 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions. However, with respect to the first quarter debt exchanges, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net, for the year ended December 31, 2006.

     On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006.

     On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par.

     On August 17, 2006, we retired at par the $29.1 million remaining balance of the 6.75% Senior Notes.

     On December 22, 2006, we issued in a private placement, an aggregate $400.0 million principal amount of 7.875% Senior Notes due January 15, 2027. Proceeds from the sale were used to partially finance the Commonwealth acquisition.

     In December 2006, we borrowed $150.0 million under a senior unsecured term loan agreement. The loan matures in 2012 and bears interest based on an average prime rate or London Interbank Offered Rate or LIBOR plus 1 3/8%, at our election. Proceeds were used to partially finance the Commonwealth acquisition.

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

     Our principal payments for the next five years are as follows:

                                   Principal
       ($ in thousands)             Payments
       ----------------         ---------------

             2008                   $     2,448
             2009                         2,507
             2010                         5,886
             2011                     1,252,517
             2012                       179,017


(12) Derivative Instruments and Hedging Activities:
     ----------------------------------------------

     Interest rate swap agreements were used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agree to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain will be deferred on the balance sheet, and amortized into income over the term of the associated debt.

     As of January 16, 2008, we no longer have any derivative instruments. The following disclosure is necessary to understand our historical financial statements.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of December 31, 2007 and 2006 were $400.0 million and $550.0 million, respectively. Such contracts require us to pay variable rates of interest (average pay rates of approximately 8.54% and 9.02% as of December 31, 2007 and 2006, respectively) and receive fixed rates of interest (average receive rates of 8.50% and 8.26% as of December 31, 2007 and 2006, respectively). The fair value of these derivatives is reflected in other assets as of December 31, 2007 and other liabilities as of December 31, 2006, in the amount of $7.9 million and ($10.3 million), respectively. The related underlying debt has been increased in 2007 and decreased in 2006 by a like amount. For the years ended December 31, 2007 and 2006, the interest expense resulting from these interest rate swaps totaled approximately $2.4 million and $4.2 million, respectively. For the year ended December 31, 2005, our interest expense was reduced by $2.5 million.

(13) Investment Income:
     ------------------

     The components of investment income for the years ended December 31, 2007, 2006 and 2005 are as follows:

($ in thousands)                            2007             2006             2005
----------------                     ---------------- ---------------- ----------------

Interest and dividend income                $ 32,986         $ 22,172         $ 15,822
Gain from Rural Telephone Bank
   dissolution                                     -           61,428                -
Equity earnings/minority interest
    in joint ventures, net                     2,795           (4,164)          (3,599)
                                     ---------------- ---------------- ----------------
Total investment income                     $ 35,781         $ 79,436         $ 12,223
                                     ================ ================ ================

(14) Other Income(Loss) net:
     -----------------------

     The components of other income (loss), net for the years ended December 31, 2007, 2006 and 2005 are as follows:

($ in thousands)                                          2007               2006               2005
----------------                                    -----------------  -----------------  -----------------
Bridge loan fee                                            $  (4,069)           $     -           $      -
Premium on debt repurchases                                  (18,217)                 -                  -
Legal contingency                                                  -             (1,000)            (7,000)
Gain on expiration/settlement of customer advances             2,031              3,539                681
Loss on exchange of debt                                           -             (2,433)            (3,175)
Gain on forward rate agreements                                    -                430              1,851
Other, net                                                     2,422              2,471              8,399
                                                    -----------------  -----------------  -----------------
     Total other income (loss), net                        $ (17,833)           $ 3,007           $    756
                                                    =================  =================  =================

     During the first quarter of 2007, we incurred $4.1 million of fees associated with a bridge loan facility. In 2007, we retired certain debt and recognized a pre-tax loss of $18.2 million on the early extinguishment of debt at a premium, mainly for the 7.625% Senior Notes due 2008. During 2006 and 2005, we recorded expense in connection with the Bangor, Maine legal matter. During 2007, 2006 and 2005, we recognized income in connection with certain retained liabilities, that have terminated, associated with customer advances for construction from our disposed water properties. In connection with our exchange of debt during the first quarter of 2006 and second quarter of 2005, we recognized a non-cash, pre-tax loss. 2006 and 2005 also include a gain for the changes in fair value of our forward rate agreements.

     Pre-tax gains (losses) in connection with the following transactions were also recorded in other income (loss), net during 2005:

     On February 1, 2005, we sold shares of Prudential Financial, Inc. for approximately $1.1 million in cash, and we recognized a pre-tax gain of approximately $493,000.

     In June 2005, we sold for cash our interests in certain key man life insurance policies on the lives of Leonard Tow, our former Chairman and Chief Executive Officer, and his wife, a former director. The cash surrender value of the policies purchased by Dr. Tow totaled approximately $24.2 million, and we recognized a pre-tax gain of approximately $457,000.

     During 2005, we sold shares of Global Crossing Limited for approximately $1.1 million in cash, and we recognized a pre-tax gain for the same amount.

(15) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

     As of December 31, 2007, we have only $4.0 million of EPPICS related debt outstanding to third parties. The following disclosure provides the history regarding this issue.

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

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in 2007, 2006 and 2005. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of December 31, 2007, EPPICS representing a total principal amount of $197.3 million have been converted into 15,918,182 shares of our common stock. A total of $4.0 million of EPPICS was outstanding as of December 31, 2007, and if all outstanding EPPICS were converted, 350,259 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $14.5 million of EPPICS outstanding at December 31, 2007, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

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

(17) Stock Plans:
     ------------

     At December 31, 2007, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. These plans, which are described below, are the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Non-Employee Directors' Deferred Fee Plan (Deferred Fee Plan) and the Non-Employee Directors' Equity Incentive Plan (Director's Equity Plan, and together with the Deferred Fee Plan, the Director Plans).

     Prior to the adoption of SFAS No. 123R, we applied APB No. 25 and related interpretations to account for our stock plans resulting in the use of the intrinsic value to value the stock and determine compensation expense. Under APB No. 25, we were not required to recognize compensation expense for the cost of stock options. In accordance with the adoption of SFAS No. 123R as of January 1, 2006, we recorded stock-based compensation expense for the cost of our stock options. Compensation expense, recognized in other operating expenses, of $0.8 million and $2.2 million in 2007 and 2006, respectively, has been recorded for the cost of our stock options. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At December 31, 2007, there were 16,058,182 shares authorized for grant under these plans and 5,242,717 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP and the Deferred Fee Plan.

     In connection with the Director Plans, compensation costs associated with the issuance of stock units was $1.6 million, $2.0 million and $1.1 million in 2007, 2006 and 2005, respectively. Cash compensation associated with the Director Plans was $0.5 million, $0.5 million and $0.4 million in 2007, 2006 and 2005, respectively. These costs are recognized in other operating expenses.

     We have granted restricted stock awards to key employees in the form of our common stock. The number of shares issued as restricted stock awards during 2007, 2006 and 2005 were 722,000, 732,000 and 352,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time based. At December 31, 2007, 1,210,000 shares of restricted stock were outstanding. Compensation expense, recognized in other operating expenses, of $6.6 million, $6.0 million and $7.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively, has been recorded in connection with these grants.

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

     At December 31, 2007, there were 13,517,421 shares authorized for grant under the 2000 EIP and 2,871,999 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP plan. The exercise price of stock options and SARs under the 2000 and 1996 EIP generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     The following summary presents information regarding outstanding stock options and changes with regard to options under the MEIP and EIP plans:

                                                                         Weighted            Weighted
                                                      Shares              Average            Average           Aggregate
                                                     Subject to         Option Price         Remaining         Intrinsic
                                                       Option            Per Share         Life in Years          Value
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                               12,411,000   $     11.15                 6.11        $ 38,162,000
     Options granted                                        183,000   $     11.58
     Options exercised                                   (4,317,000)  $     10.52                             $ 12,730,000
     Options canceled, forfeited or lapsed                 (292,000)  $     10.48
--------------------------------------------------------------------
Balance at December 31, 2005                              7,985,000   $     11.52                 5.32        $ 13,980,000
     Options granted                                         22,000   $     12.55
     Options exercised                                   (2,695,000)  $      9.85                             $  9,606,000
     Options canceled, forfeited or lapsed                  (70,000)  $     10.13
--------------------------------------------------------------------
Balance at December 31, 2006                              5,242,000   $     12.41                 4.36        $ 14,490,000
     Options granted                                              -   $         -
     Options exercised                                   (1,254,000)  $     10.19                             $  6,033,000
     Options canceled, forfeited or lapsed                  (33,000)  $     10.79
--------------------------------------------------------------------
Balance at December 31, 2007                              3,955,000   $     13.13                  3.4        $  5,727,000
====================================================================

     The following table summarizes information about shares subject to options under the MEIP and EIP plans at December 31, 2007:



                                    Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------------  ---------------------------------------
                                                                      Weighted Average                               Weighted
          Number            Range of           Weighted Average           Remaining              Number               Average
       Outstanding       Exercise Prices        Exercise Price          Life in Years          Exercisable        Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
               254,000     $  6.45 - 6.67          $      6.51                0.98              254,000             $    6.51
               433,000        8.19 - 8.19                 8.19                4.37              433,000                  8.19
                17,000        8.80 - 9.68                 9.11                0.78               17,000                  9.11
               570,000      10.44 - 10.44                10.44                5.41              570,000                 10.44
               213,000      11.15 - 11.15                11.15                2.80              213,000                 11.15
               489,000      11.79 - 11.79                11.79                3.38              489,000                 11.79
               175,000      11.90 - 14.27                13.41                5.86              158,000                 13.45
               582,000      15.02 - 15.02                15.02                2.75              582,000                 15.02
               640,000      15.94 - 16.74                16.67                2.73              640,000                 16.67
               582,000      18.46 - 18.46                18.46                2.75              582,000                 18.46
           ------------                                                                     ------------
             3,955,000     $ 6.45 - 18.46          $     13.13                3.40            3,938,000             $   13.13
           ============                                                                     ============

     The number of options exercisable at December 31, 2006 and 2005 were 4,791,000 and 6,548,000, with a weighted average exercise price of $12.58 and $11.92, respectively.

     Cash received upon the exercise of options during 2007, 2006 and 2005 was $13.8 million, $27.2 million and $47.6 million, respectively. Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2007 was $0.1 million and the weighted average period over which this cost is expected to be recognized is approximately one year.

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

     The following table presents the weighted average assumptions used for stock option grants in 2006 and 2005. No stock option grants were issued in 2007.

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
             Expected life                   5 years        6 years
             --------------------------- --------------- --------------

     The following summary presents information regarding unvested restricted stock and changes with regard to restricted stock under the MEIP and the
     EIPs:

                                                                    Weighted
                                                                     Average
                                                Number of           Grant Date          Aggregate
                                                  Shares            Fair Value          Fair Value
---------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                           1,686,000     $     12.29           $ 23,253,000
     Restricted stock granted                          352,000     $     13.11           $  4,305,000
     Restricted stock vested                          (491,000)    $     12.27           $  6,000,000
     Restricted stock forfeited                        (91,000)    $     12.58
---------------------------------------------------------------
Balance at December 31, 2005                         1,456,000     $     12.47           $ 17,808,000
     Restricted stock granted                          732,000     $     12.87           $ 10,494,000
     Restricted stock vested                          (642,000)    $     12.08           $  9,226,000
     Restricted stock forfeited                       (372,000)    $     12.60
---------------------------------------------------------------
Balance at December 31, 2006                         1,174,000     $     12.89           $ 16,864,000
     Restricted stock granted                          722,000     $     15.04           $  9,187,000
     Restricted stock vested                          (587,000)    $     12.94           $  7,465,000
     Restricted stock forfeited                       (100,000)    $     13.95
---------------------------------------------------------------
Balance at December 31, 2007                         1,209,000     $     14.06           $ 15,390,000
===============================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2007 was $12.7 million and the weighted average period over which this cost is expected to be recognized is approximately two to three years.

                   Non-Employee Directors' Compensation Plans
                   ------------------------------------------
     Upon commencement of his or her service on the Board of Directors, each non-employee director receives a grant of 10,000 stock options. These options are currently awarded under the Directors' Equity Plan. Prior to effectiveness of the Directors' Equity Plan on May 25, 2006, these options were awarded under the 2000 EIP. The exercise price of these options, which become exercisable six months after the grant date, is the fair market value (as defined in the relevant plan) of our common stock on the date of grant. Options granted under the Directors' Equity Plan expire on the earlier of the tenth anniversary of the grant date or the first anniversary of termination of service as a director. Options granted to non-employee directors under the 2000 EIP expire on the tenth anniversary of the grant date.

     Each non-employee director also receives an annual grant of 3,500 stock units. These units are currently awarded under the Directors' Equity Plan and prior to effectiveness of that plan, were awarded under the Deferred Fee Plan. Since the effectiveness of the Director's Equity Plan, no further grants have been made under the Deferred Fee Plan. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of such options was set at 100% of the fair market value on the date the options were granted. The options were exercisable six months after the grant date and remain exercisable for ten years after the grant date.

     In addition, each year, each non-employee director is also entitled to receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director. For 2007, each non-employee director had to elect, by December 31 of the preceding year, to receive $40,000 cash or 5,760 stock units as an annual retainer and to receive meeting fees and Lead Director and committee chair stipends in the form of cash or stock units. Stock units are awarded under the Directors' Equity Plan. Directors making a stock unit election must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

     The number of shares of common  stock  authorized  for  issuance  under the
     Directors' Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At December 31, 2007, there were 2,370,718 shares available for grant. There were 13 directors participating in the Directors' Plans during all or part of 2007. In 2007, the total options, plan units, and stock earned were 10,000, 98,070, and 0, respectively. In 2006, the total options, plan units, and stock earned were 20,000, 81,000 and 0, respectively. In 2005, the total options, plan units, and stock earned were 70,000, 64,000 and 0, respectively. Options granted prior to the adoption of the Directors' Equity Plan were granted under the 2000 EIP. At December 31, 2007, 177,952 options were outstanding and 172,952 options were exercisable under the Director Plans at a weighted average exercise price of $12.59.

     For 2007, each non-employee director received fees of $2,000 for each in-person Board of Directors and committee meeting attended and $1,000 for each telephone Board and committee meeting attended. The chairs of the Audit, Compensation, Nominating and Corporate Governance and Retirement Plan Committees were paid an additional annual fee of $25,000, $15,000, $7,500 and $5,000, respectively. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, received an additional annual fee of $15,000. A director must elect, by December 31 of the preceding year, to receive meeting and other fees in cash, stock units, or a combination of both. All fees paid to the non-employee directors in 2007 were paid quarterly. If the director elects stock units, the number of units credited to the director's account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the closing prices of our common stock on the last business day of the calendar quarter in which the fees or stipends were earned. Units are credited to the director's account quarterly.

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

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. As of December 31, 2007, the liability for such payments was reduced to $0 as the obligation was fully settled during the second quarter of 2007.

(18) Income Taxes:
     -------------

     The following is a reconciliation of the provision for income taxes for continuing operations computed at Federal statutory rates to the effective rates for the years ended December 31, 2007, 2006 and 2005:

                                                                   2007         2006         2005
                                                               ------------ -----------  -----------
Consolidated tax provision at federal statutory rate                35.0 %      35.0 %       35.0 %
State income tax provisions, net of federal income tax benefit       1.8 %       2.1 %        1.6 %
Tax reserve adjustment                                               1.0 %       0.2 %       (8.2)%
All other, net                                                      (0.4)%      (2.4)%        0.2 %
                                                               ------------ -----------  -----------
                                                                    37.4 %      34.9 %       28.6 %
                                                               ============ ===========  ===========

     The components of the net deferred income tax liability (asset) at December
     31 are as follows:

($ in thousands)                                                  2007         2006
----------------                                               ------------ -----------

Deferred income tax liabilities:
--------------------------------
   Property, plant and equipment basis differences               $ 624,426   $ 547,726
   Intangibles                                                     275,102     175,991
   Other, net                                                       10,431       9,675
                                                               ------------ -----------
                                                                   909,959     733,392
                                                               ------------ -----------

Deferred income tax assets:
---------------------------
   SFAS No. 158 pension/OPEB liability                              58,540      51,660
   Tax operating loss carryforward                                  83,203      81,515
   Alternate minimum tax credit carryforward                        26,658      54,834
   Employee benefits                                                67,813      70,013
   State tax liability                                              10,361           -
   Other, net                                                       33,514      24,039
                                                               ------------ -----------
                                                                   280,089     282,061
    Less: Valuation allowance                                      (59,566)    (49,679)
                                                               ------------ -----------
   Net deferred income tax asset                                   220,523     232,382
                                                               ------------ -----------
    Net deferred income tax liability                            $ 689,436   $ 501,010
                                                               ============ ===========


Deferred tax assets and liabilities are reflected in the following
------------------------------------------------------------------
   captions on the balance sheet:
   ------------------------------
    Deferred income taxes                                        $ 711,645   $ 514,130
    Other current assets                                           (22,209)    (13,120)
                                                               ------------ -----------
      Net deferred income tax liability                          $ 689,436   $ 501,010
                                                               ============ ===========

     Our Federal and state tax operating loss carryforwards as of December 31, 2007 are estimated at $11.3 million and $1,563.0 million, respectively. Our Federal loss carryforward will expire in the year 2026. A portion of our state loss carryforward begins to expire in 2008. Our alternative minimum tax credit as of December 31, 2007 can be carried forward indefinitely to reduce future regular tax liability.

     The provision (benefit) for Federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

     ($ in thousands)                                              2007         2006         2005
     ----------------                                          ------------ -----------  -----------

Income taxes charged (credited) to the income statement for
   continuing operations:
   Current:
      Federal                                                    $  37,815   $     772     $ 16,708
      State                                                          9,188       3,676      (33,006)
                                                               ------------ -----------  -----------
       Total current                                                47,003       4,448      (16,298)
                                                               ------------ -----------  -----------

   Deferred:
      Federal                                                       75,495     128,534       89,446
      Federal tax credits                                                -           -          (18)
      State                                                          5,516       3,497        2,140
                                                               ------------ -----------  -----------
       Total deferred                                               81,011     132,031       91,568
                                                               ------------ -----------  -----------
          Subtotal income taxes for continuing operations          128,014     136,479       75,270
                                                               ------------ -----------  -----------
Income taxes charged to the income statement for
   discontinued operations:
   Current:
    Federal                                                              -       3,018            -
      State                                                              -       2,004            2
                                                               ------------ -----------  -----------
       Total current                                                     -       5,022            2
                                                               ------------ -----------  -----------

   Deferred:
      Federal                                                            -      47,732       18,871
      State                                                              -       3,835        3,538
                                                               ------------ -----------  -----------
       Total deferred                                                    -      51,567       22,409
                                                               ------------ -----------  -----------
          Subtotal income taxes for discontinued operations              -      56,589       22,411
                                                               ------------ -----------  -----------
Total income taxes charged to the income statement (a)             128,014     193,068       97,681
                                                               ------------ -----------  -----------

   Income taxes charged (credited) to shareholders' equity:
   Deferred income tax benefits on unrealized/realized gains or
      losses on securities classified as available-for-sale            (11)        (35)        (411)
   Current benefit arising from stock options exercised and
   restricted stock                                                   (552)     (3,777)      (5,976)
   Deferred income taxes (benefits) arising from the recognition
      of additional pension/OPEB  liability                         (6,880)     24,707      (13,933)
Deferred tax benefit from recording adjustments from the adoption
   of SAB No. 108                                                        -     (17,339)           -
                                                               ------------ -----------  -----------
      Income taxes charged (credited) to shareholders'
         equity (b)                                                 (7,443)      3,556      (20,320)
                                                               ------------ -----------  -----------
Total income taxes: (a) plus (b)                                 $ 120,571   $ 196,624     $ 77,361
                                                               ============ ===========  ===========

     The following table sets forth the changes in the Company's balance of unrecognized tax benefits for the year in accordance with FIN No. 48:

        ($ in thousands)
        ----------------                                           2007
                                                               ------------
Unrecognized tax benefits - beginning of year                    $  30,332
Gross increases - unrecognized tax benefits acquired
  via acquisitions                                                   8,977
Gross increases - current year tax positions                        20,408
                                                               ------------
Unrecognized tax benefits - end of year                          $  59,717
                                                               ============

     The amounts above exclude $6.2 million of accrued interest that we have recorded and would be payable should the Company's tax positions not be sustained.

(19) Net Income Per Common Share:
     ----------------------------

     The reconciliation of the net income per common share calculation for the years ended December 31, 2007, 2006 and 2005 is as follows:

($ in thousands, except per-share amounts)
------------------------------------------                              2007                2006                 2005
                                                                 ------------------  ------------------   ------------------
Net income used for basic and diluted
-------------------------------------
   earnings per common share:
   --------------------------
Income from continuing operations                                        $ 214,654           $ 254,008            $ 187,942
Income from discontinued operations                                              -              90,547               14,433
                                                                 ------------------  ------------------   ------------------
Total basic net income available for common shareholders                 $ 214,654           $ 344,555            $ 202,375

Effect of conversion of preferred securities - EPPICS                          152                 401                1,255
                                                                 ------------------  ------------------   ------------------
Total diluted net income available for common shareholders               $ 214,806           $ 344,956            $ 203,630
                                                                 ==================  ==================   ==================

Basic earnings per common share:
--------------------------------
Weighted-average shares outstanding - basic                                331,037             322,641              337,065
                                                                 ==================  ==================   ==================
Income from continuing operations                                        $    0.65           $    0.79            $    0.56
Income from discontinued operations                                              -                0.28                 0.04
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    0.65           $    1.07            $    0.60
                                                                 ==================  ==================   ==================

Diluted earnings per common share:
----------------------------------
Weighted-average shares outstanding - basic                                331,037             322,641              337,065
Effect of dilutive shares                                                      940                 931                1,417
Effect of conversion of preferred securities - EPPICS                          401                 973                3,193
                                                                 ------------------  ------------------   ------------------
Weighted-average shares outstanding - diluted                              332,378             324,545              341,675
                                                                 ==================  ==================   ==================
Income from continuing operations                                        $    0.65           $    0.78            $    0.56
Income from discontinued operations                                              -                0.28                 0.04
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    0.65           $    1.06            $    0.60
                                                                 ==================  ==================   ==================

     Stock Options
     -------------
     For the years ended December 31, 2007, 2006 and 2005, options to purchase shares of 1,804,000 (at exercise prices ranging from $15.02 to $18.46), 1,917,000 (at exercise prices ranging from $13.45 to $18.46), and 1,930,000
     (at exercise prices ranging from $13.09 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     In addition, for the years ended December 31, 2007, 2006 and 2005, restricted stock awards of 1,209,000, 1,174,000 and 1,456,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer subject to restriction after the satisfaction of all specified conditions.

     EPPICS
     ------
     At December 31, 2007 and 2006, we had 80,307 and 147,079 shares, respectively, of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all EPPICS that remain outstanding as of December 31, 2007 are converted, we would issue approximately 350,259 shares of our common stock. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have been included in the diluted income per common share calculation for the periods ended December 31, 2007, 2006 and 2005.

     Stock Units
     -----------
     At December 31, 2007, 2006 and 2005, we had 225,427,  319,423,  and 206,630
     stock units, respectively, issued under the Director Plans and the Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007. During 2007, we repurchased approximately 17.3 million shares of our common stock at an aggregate cost of approximately $250.0 million. The repurchase program was completed on October 15, 2007.

     In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. During 2006, we repurchased approximately 10.2 million shares of our common stock at an aggregate cost of approximately $135.2 million.

(20) Comprehensive Income:
     ---------------------

     Comprehensive  income  consists  of net income  and other  gains and losses
     affecting   shareholders'   investment   and  SFAS  No.  158   pension/OPEB
     liabilities that, under GAAP, are excluded from net income.

     Our other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                                            2007
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Amortization of pension and post retirement costs         $ (3,023)       $ (6,880)    $   3,857
   All other                                                       35             (12)           47
                                                        -------------- --------------- -------------
Other comprehensive income                                   $ (2,988)       $ (6,892)    $   3,904
                                                        ============== =============== =============

                                                                            2006
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                  $    (92)       $    (35)    $     (57)
   SFAS No. 158 pension/OPEB liability                        199,653          74,619       125,034
                                                        -------------- --------------- -------------
Other comprehensive income                                   $199,561        $ 74,584     $ 124,977
                                                        ============== =============== =============

                                                                            2005
                                                        --------------------------------------------
                                                         Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                           Amount        (Benefit)        Amount
----------------                                        -------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                  $ (1,055)       $   (395)    $    (660)
   Minimum pension liability                                  (36,416)        (13,933)      (22,483)
   Less: Reclassification adjustments for net gains
             on securities realized in net income                (537)             (7)         (530)
                                                        -------------- --------------- -------------
Other comprehensive (loss)                                   $(38,008)       $(14,335)    $ (23,673)
                                                        ============== =============== =============


(21) Segment Information:
     --------------------

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

(22) Quarterly Financial Data (Unaudited):
     -------------------------------------

     ($ in thousands, except per share amounts)
     ------------------------------------------              First       Second      Third        Fourth     Year ended
2007                                                        quarter      quarter     quarter      quarter    December 31,
----                                                      ------------  ----------  ----------  -----------  -------------
Revenue                                                    $ 556,147    $ 578,826    $ 575,814    $ 577,228   $ 2,288,015
Operating income                                             193,302      171,298      165,925      174,891       705,416
Net income                                                    67,667       40,559       47,415       59,013       214,654
Net income available for common shareholders per
  basic share                                              $    0.21    $    0.12    $    0.14    $    0.18   $      0.65
Net income available for common shareholders per
  diluted share                                            $    0.21    $    0.12    $    0.14    $    0.18   $      0.65

2006
----
Revenue                                                    $ 506,861    $ 506,912    $ 507,198    $ 504,396   $ 2,025,367
Operating income                                             157,338      169,458      160,721      156,973       644,490
Net income                                                    50,483      101,702      128,459       63,911       344,555
Net income available for common shareholders per
  basic share                                              $    0.15    $    0.32    $    0.40    $    0.20   $      1.07
Net income available for common shareholders per
  diluted share                                            $    0.15    $    0.31    $    0.40    $    0.20   $      1.06


     The quarterly net income per common share amounts are rounded to the nearest cent. Annual net income per common share may vary depending on the effect of such rounding. Our quarterly results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. During the second quarter of 2006, we recorded a gain in investment income of $61.4 million resulting from the dissolution and liquidation of the Rural Telephone Bank. In the third quarter of 2006 we sold ELI (see Note
     8). See Notes 13 and 14 for a description of other miscellaneous transactions impacting our quarterly results.

(23) Retirement Plans:
     -----------------

     We sponsor a noncontributory defined benefit pension plan covering a significant number of our former and current employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to meet ERISA funding requirements while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities and alternative investments.

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

     The discount rate is used to value, on a present value basis, our pension and postretirement benefit obligations as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve and Bloomberg Finance and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate increased from 6.00% at year-end 2006 to 6.50% at year-end 2007.

     The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year and 10-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. In 2007, we did not change our expected long-term rate of return from the 8.25% used in 2006. Our pension plan assets are valued at actual market value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

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

                                       Pre SFAS        SFAS         Post SFAS
                                       No. 158        No. 158        No. 158
($ in thousands)                       Adoption      Adjustment      Adoption
----------------                     -------------  -------------  -------------

Liabilities:
Deferred income taxes                  $ 564,041      $ (49,911)     $ 514,130
Other liabilities                        199,100        133,545        332,645

Shareholders' Equity:
Accumulated other comprehensive loss       1,735        (83,634)       (81,899)

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

                                Pension Benefits
                                ----------------
     The following tables set forth the plan's projected benefit obligations and fair  values  of plan  assets  as of  December  31,  2007  and 2006 and net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005:

($ in thousands)                                                  2007          2006
----------------                                              ------------- --------------

Change in projected benefit obligation
--------------------------------------
Projected benefit obligation at beginning of year                $ 780,719      $ 842,602
Commonwealth plan as of acquisition date                           107,047              -
Service cost                                                         9,175          6,811
Interest cost                                                       50,948         45,215
Actuarial gain                                                     (26,524)       (46,597)
Benefits paid                                                      (87,049)       (69,005)
Curtailment                                                        (14,379)             -
Special termination benefits                                           467          1,809
Plan change                                                              -           (116)
                                                              ------------- --------------
Projected benefit obligation at end of year                      $ 820,404      $ 780,719
                                                              ------------- --------------

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 770,182      $ 762,225
Commonwealth plan as of acquisition date                            92,175              -
Actual return on plan assets                                        46,857         76,962
Benefits paid                                                      (87,049)       (69,005)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 822,165      $ 770,182
                                                              ------------- --------------

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $   1,761      $ (10,537)
                                                              ============= ==============

Amounts recognized in the consolidated balance sheet
----------------------------------------------------
Other assets/(other long-term liabilities)                       $   1,761      $ (10,537)
                                                              ============= ==============
Accumulated other comprehensive income                           $ 134,276      $ 147,248
                                                              ============= ==============

                                                                Expected
($ in thousands)                                                  2008          2007            2006            2005
----------------                                              ------------- -------------- --------------- ----------------

Components of net periodic benefit cost
---------------------------------------
Service cost                                                                    $   9,175         $ 6,811          $ 6,117
Interest cost on projected benefit obligation                                      50,948          45,215           46,416
Expected return on plan assets                                                    (67,467)        (60,759)         (60,371)
Amortization of prior service cost and unrecognized
       net obligation                                            $    (255)          (255)           (255)            (244)
Amortization of unrecognized loss                                    5,075          7,313          11,871            9,882
                                                                            -------------- --------------- ----------------
Net periodic benefit cost/(income)                                                   (286)          2,883            1,800
Plan curtailment gain                                                             (14,379)              -                -
Special termination charge                                                            467           1,809                -
                                                                            -------------- --------------- ----------------
Total periodic benefit cost/(income)                                            $ (14,198)        $ 4,692          $ 1,800
                                                                            ============== =============== ================

     Effective December 30, 2007, the CTE Employees' Pension Plan was frozen for all non-union Commonwealth employees. No additional benefit accruals for service rendered subsequent to December 30, 2007 will occur for those participants. As a result of this plan change and in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a gain on pension curtailment of $14.4 million was recorded in 2007 and included in other operating expenses in the consolidated statement of operations. Also, effective December 31, 2007, the CTE Employees' Pension Plan was merged into the Citizens Pension Plan.

     The plan's weighted average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

                                                 2007          2006
                                          ------------- --------------
Asset category:
---------------
   Equity securities                               51%            53%
   Debt securities                                 38%            34%
   Alternative investments                          9%            12%
   Cash and other                                   2%             1%
                                          ------------- --------------
          Total                                   100%           100%
                                          ============= ==============


     The plan's expected benefit payments over the next 10 years are as follows:

              ($ in thousands)
              ----------------

                    Year            Amount
              ----------------    --------------
                   2008             $  58,423
                   2009                61,277
                   2010                62,645
                   2011                64,540
                   2012                68,968
                2013 - 2017           347,027
                                  --------------
                   Total            $ 662,880
                                  ==============

     We expect that no contribution will be made by us to the pension plan in 2008.

     The accumulated benefit obligation for the plan was $805.0 million and $762.1 million at December 31, 2007 and 2006, respectively.

     Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

                                                           2007       2006       2005
                                                           -----     ------     ------
Discount rate - used at year end to value obligation       6.50%      6.00%     5.625%
Discount rate - used to compute annual cost                6.00%     5.625%      6.00%
Expected long-term rate of return on plan assets           8.25%      8.25%      8.25%
Rate of increase in compensation levels                    3.50%      4.00%      4.00%


              Postretirement Benefits Other Than Pensions - "OPEB"
              ----------------------------------------------------
     The following table sets forth the plans' benefit obligations,  fair values of plan assets and the postretirement  benefit liability  recognized on our
     balance   sheets  at  December   31,   2007  and  2006  and  net   periodic
     postretirement  benefit costs for the years ended  December 31, 2007,  2006 and 2005.



($ in thousands)                                                  2007          2006
----------------                                              ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 159,931      $ 160,922
Commonwealth plan as of date of acquisition                            996              -
Service cost                                                           533            664
Interest cost                                                       10,241          8,974
Plan participants' contributions                                     3,370          1,558
Actuarial loss                                                      15,620          1,778
Benefits paid                                                      (15,064)       (13,965)
Plan change                                                         (1,025)             -
                                                              ------------- --------------
Benefit obligation at end of year                                $ 174,602      $ 159,931
                                                              ------------- --------------

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $  11,869      $  11,424
Actual return on plan assets                                           815            445
Benefits paid                                                      (11,695)       (12,407)
Employer contribution                                                8,380         12,407
                                                              ------------- --------------
Fair value of plan assets at end of year                         $   9,369      $  11,869
                                                              ------------- --------------

Accrued benefit cost
--------------------
Funded status                                                    $(165,233)     $(148,062)
                                                              ============= ==============


Amounts recognized in the consolidated balance sheet
----------------------------------------------------
Current liabilities                                              $  (8,498)     $  (7,238)
                                                              ============= ==============
Other long-term liabilities                                      $(156,735)     $(140,824)
                                                              ============= ==============
Accumulated other comprehensive income                           $   2,292      $ (13,703)
                                                              ============= ==============


($ in thousands)                                                 Expected
----------------                                                   2008          2007            2006            2005
                                                              ------------- -------------- --------------- ----------------

Components of net periodic postretirement benefit cost
------------------------------------------------------
Service cost                                                                    $     533         $   664         $  1,046
Interest cost on projected benefit obligation                                      10,241           8,974           12,055
Expected return on plan assets                                                       (578)           (889)          (1,248)
Amortization of prior service cost and transition obligation     $  (7,735)        (7,735)         (7,589)          (1,255)
Amortization of unrecognized loss                                    5,617          6,099           4,678            6,615
                                                                            -------------- --------------- ----------------
Net periodic postretirement benefit cost                                        $   8,560         $ 5,838         $ 17,213
                                                                            ============== =============== ================

     Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

                                                                2007     2006      2005
                                                              -------  -------   -------
 Discount  rate - used at year end to  value  obligation        6.50%    6.00%    5.625%
 Discount  rate - used to compute  annual  cost                 6.00%   5.625%     6.00%
 Expected long-term rate of return on plan assets               6.00%    8.25%     8.25%

     The plans' weighted average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

                                      2007          2006
                                  ------------- --------------
Asset category:
---------------
   Equity securities                        0%             0%
   Debt securities                        100%           100%
   Cash and other                           0%             0%
                                  ------------- --------------
          Total                           100%           100%
                                  ============= ==============

     The plans' expected benefit payments over the next 10 years are as follows:

($ in thousands)
----------------
                      Gross        Medicare D
     Year           Benefits        Subsidy          Total
---------------   --------------  -------------  --------------
     2008             $  12,123        $   447       $  11,676
     2009                12,697            526          12,171
     2010                13,212            607          12,605
     2011                13,857            699          13,158
     2012                14,128            842          13,286
 2013 - 2017             74,918          6,244          68,674
                  --------------  -------------  --------------
    Total             $ 140,935        $ 9,365       $ 131,570
                  ==============  =============  ==============


     Our expected contribution to the plans in 2008 is $11.7 million.

     For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 9.50% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2017 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $0.6 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $8.9 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(0.5) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(7.8) million.

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

     The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 are as follows:

    ($ in thousands)            Pension Plan            OPEB
    ----------------        ------------------   ----------------

Net actuarial loss                  $ 135,627           $ 49,154
Prior service cost                     (1,351)           (46,862)
                            ------------------   ----------------
   Total                            $ 134,276           $  2,292
                            ==================   ================

     The amounts recognized as a component of accumulated comprehensive income for the years ended December 31, 2007 and 2006 are as follows:

                                                                          Pension Plan                     OPEB
                                                                 ----------------------------  -----------------------------
($ in thousands)                                                     2007           2006           2007           2006
----------------                                                 -------------  -------------  -------------  --------------
Accumulated other comprehensive income at
   beginning of year                                                $ 147,248      $ 199,652      $ (13,703)      $      -
                                                                 -------------  -------------  -------------  --------------
Net actuarial loss recognized during year                              (7,312)       (11,871)        (6,099)         (4,678)
Prior service cost recognized during year                                 255            255          7,735           7,589
Net actuarial loss (gain) occurring during year                        (5,915)       (62,800)        15,384           2,222
Prior service cost (credit) occurring during year                           -           (116)        (1,025)              -
Other adjustments                                                           -         22,128              -         (18,836)
                                                                 -------------  -------------  -------------  --------------
Net amount recognized in comprehensive income
   for the year                                                       (12,972)       (52,404)        15,995         (13,703)
                                                                 -------------  -------------  -------------  --------------
Accumulated other comprehensive income at end
   of year                                                          $ 134,276      $ 147,248      $   2,292       $ (13,703)
                                                                 =============  =============  =============  ==============

                              401(k) Savings Plans
                              --------------------
     We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, we provide matching contributions and also provide certain profit-sharing contributions to certain employees upon the attainment of pre-established financial criteria. Employer contributions were $4.9 million, $4.7 million and $6.7 million for 2007, 2006 and 2005, respectively. The amount for 2007 includes employer contributions of $0.4 million for CTE employees under a separate Commonwealth plan. Also, effective December 31, 2007, the Commonwealth Builder 401(k) Plan was merged into the Citizens 401(k) Savings Plan.

(24) Commitments and Contingencies:
     ------------------------------

     Ronald A. Katz Technology Licensing LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleges that, by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL, and dial-up services, and perform a variety of account related tasks such as billing and payments, we have infringed thirteen of Katz Technology's patents and continue to infringe three of Katz Technology's patents. Katz Technology seeks unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation has transferred the case to the Central District of California. Discovery in the case has commenced. In January 2008, we received notice of the accused services and 40 asserted claims from Katz Technology. We intend to vigorously defend against this lawsuit.

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

     We are party to various other legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases and future minimum capital lease payments for continuing operations as of December 31, 2007 are as follows:

     ($ in thousands)                         Operating
     ----------------                           Leases
                                           --------------

       Year ending December 31:
          2008                                  $ 24,094
          2009                                    12,436
          2010                                    10,963
          2011                                     9,604
          2012                                     6,421
       Thereafter                                 15,534
                                            -------------
          Total minimum lease payments          $ 79,052
                                            =============

     Total rental expense included in our results of operations for the years ended December 31, 2007, 2006 and 2005 was $23.6 million, $16.3 million and $16.9 million, respectively.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

     At December 31, 2007, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

               ($ in thousands)
               ----------------

                    Year             Amount
                ---------------   ---------------
                 2008               $ 27,813
                 2009                 19,825
                 2010                  7,411
                 2011                    195
                 2012                    165
                Thereafter               495
                                  ---------------
                    Total           $ 55,904
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

     At December 31, 2007, we have outstanding performance letters of credit as follows:

                    ($ in thousands)
                    ----------------

                        CNA                           $ 19,948
                        State of New York                2,993
                                                  --------------
                          Total                       $ 22,941
                                                  ==============

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