Form 10-Q
period 2008-03-31
CITIZENS COMMUNICATIONS CO
filed 2008-05-06
CIK 20520

CITIZENS COMMUNICATIONS COMPANY


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                                 --------------

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

                                 Yes X   No
                                    ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes     No X
                                     ---    ---

The number of shares outstanding of the registrant's Common Stock as of April 25, 2008 was 324,241,946.


                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

                                      Index





                                                                                                               Page No.
                                                                                                               --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007                                     2

       Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007                   3

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2007 and the three months ended March 31, 2008                                                4

       Consolidated  Statements  of  Comprehensive  Income for
       the three months ended March 31, 2008 and 2007                                                             4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007                   5

       Notes to Consolidated Financial Statements                                                                 6

     Management's Discussion and Analysis of Financial Condition and Results of Operations                       16

     Quantitative and Qualitative Disclosures about Market Risk                                                  28

     Controls and Procedures                                                                                     28

   Part II.  Other Information

     Legal Proceedings                                                                                           29

     Risk Factors                                                                                                29

     Unregistered Sales of Equity Securities and Use of Proceeds                                                 29

     Exhibits                                                                                                    31

     Signature                                                                                                   32



                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                       (Unaudited)
                                                                                     March 31, 2008     December 31, 2007
                                                                                    ------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   227,634          $   226,466
    Accounts receivable, less allowances of $34,111 and $32,748, respectively                 213,585              234,762
    Other current assets                                                                       53,308               62,926
                                                                                    ------------------  -------------------
      Total current assets                                                                    494,527              524,154

Property, plant and equipment, net                                                          3,288,135            3,335,244
Goodwill, net                                                                               2,636,159            2,634,559
Other intangibles, net                                                                        501,800              547,735
Investments                                                                                    20,530               21,191
Other assets                                                                                  187,450              193,186
                                                                                    ------------------  -------------------
           Total assets                                                                   $ 7,128,601          $ 7,256,069
                                                                                    ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $     3,814          $     2,448
    Accounts payable and other current liabilities                                            364,954              443,443
                                                                                    ------------------  -------------------
      Total current liabilities                                                               368,768              445,891

Deferred income taxes                                                                         712,234              711,645
Other liabilities                                                                             360,546              363,737
Long-term debt                                                                              4,747,265            4,736,897

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 326,434,000 and 327,749,000 outstanding, respectively, and 349,456,000
      issued at March 31, 2008 and December 31, 2007)                                          87,364               87,364
    Additional paid-in capital                                                              1,186,851            1,280,508
    Retained earnings                                                                          59,590               14,001
    Accumulated other comprehensive loss, net of tax                                          (77,578)             (77,995)
    Treasury stock                                                                           (316,439)            (305,979)
                                                                                    ------------------  -------------------
      Total shareholders' equity                                                              939,788              997,899
                                                                                    ------------------  -------------------
           Total liabilities and shareholders' equity                                     $ 7,128,601          $ 7,256,069
                                                                                    ==================  ===================


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                          2008            2007
                                                                     ---------------  --------------
Revenue                                                                   $ 569,205       $ 556,147

Operating expenses:
     Network access expenses                                                 60,549          51,397
     Other operating expenses                                               203,264         189,267
     Depreciation and amortization                                          141,080         122,181
                                                                     ---------------  --------------
Total operating expenses                                                    404,893         362,845
                                                                     ---------------  --------------
Operating income                                                            164,312         193,302

Investment and other (loss) income, net                                      (1,235)         10,017
Interest expense                                                             90,860          93,964
                                                                     ---------------  --------------
     Income before income taxes                                              72,217         109,355
Income tax expense                                                           26,628          41,688
                                                                     ---------------  --------------

Net income available for common shareholders                              $  45,589       $  67,667
                                                                     ===============  ==============

Basic income per common share                                             $    0.14       $    0.21
                                                                     ===============  ==============

Diluted income per common share                                           $    0.14       $    0.21
                                                                     ===============  ==============


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2008
           ($ and shares in thousands, except for per-share amounts)
                                   (Unaudited)



                                                                               Accumulated
                                     Common Stock     Additional                 Other        Treasury Stock         Total
                                   ------------------  Paid-In     Retained   Comprehensive --------------------  Shareholders'
                                   Shares    Amount    Capital     Earnings       Loss       Shares     Amount       Equity
                                   -------- --------- ----------- ------------ ------------ -------- -----------   -----------

Balance January 1, 2007            343,956   $85,989  $1,207,399    $ 134,705    $ (81,899)  (21,691) $ (288,162)   $1,058,032
   Stock plans                           -         -      (6,237)         667            -     1,824      25,399        19,829
   Acquisition of Commonwealth       5,500     1,375      77,939            -            -    12,640     168,121       247,435
   Conversion of EPPICS                  -         -        (549)           -            -       291       3,888         3,339
   Conversion of Commonwealth Notes      -         -       1,956            -            -     2,508      34,775        36,731
   Dividends on common stock of
     $1.00 per share                     -         -           -     (336,025)           -         -           -      (336,025)
   Shares repurchased                    -         -           -            -            -   (17,279)   (250,000)     (250,000)
   Net income                            -         -           -      214,654            -         -           -       214,654
   Other comprehensive income,
     net of tax and
     reclassifications adjustment        -         -           -            -        3,904         -           -         3,904
                                   -------- --------- ----------- ------------ ------------  -------- -----------   -----------
Balance December 31, 2007          349,456   $87,364  $1,280,508    $  14,001    $ (77,995)  (21,707) $ (305,979)   $  997,899
   Stock plans                           -         -     (11,547)           -            -       999      14,277         2,730
   Conversion of EPPICS                  -         -          (7)           -            -         2          37            30
   Acquisition of Commonwealth           -         -           -            -            -         1          10            10
   Dividends on common stock of
     $0.25 per share                     -         -     (82,103)           -            -         -           -       (82,103)
   Shares repurchased                    -         -           -            -            -    (2,317)    (24,784)      (24,784)
   Net income                            -         -           -       45,589            -         -           -        45,589
   Other comprehensive income,
     net of tax and
     reclassifications adjustment        -         -           -            -          417         -           -           417
                                   -------- --------- ----------- ------------ ------------  -------- -----------   -----------
Balance March 31, 2008             349,456   $87,364  $1,186,851    $  59,590    $ (77,578)  (23,022) $ (316,439)   $  939,788
                                   ======== ========= =========== ============ ============  ======== ===========   ===========



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                ($ in thousands)
                                   (Unaudited)

                                                2008                 2007
                                         ------------------  -------------------

Net income                                        $ 45,589             $ 67,667
Other comprehensive income (loss),
   net of tax and reclassifications
   adjustments                                         417                  (20)
                                         ------------------  -------------------
Total comprehensive income                        $ 46,006             $ 67,647
                                         ==================  ===================

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                ($ in thousands)
                                   (Unaudited)

                                                                                 2008              2007
                                                                            ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $  45,589       $    67,667
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                        141,080           122,181
       Stock based compensation expense                                               3,019             3,407
       Loss on extinguishment of debt                                                 6,290             4,026
       Other non-cash adjustments                                                    (1,413)            2,982
       Deferred income taxes                                                           (282)           23,614
       Change in accounts receivable                                                 19,057            10,366
       Change in accounts payable and other liabilities                             (70,261)          (57,242)
       Change in other current assets                                                (1,568)           (1,714)
                                                                            ----------------  ----------------
Net cash provided by operating activities                                           141,511           175,287

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                         (47,986)          (45,111)
       Cash paid for Commonwealth (net of cash acquired)                                  -          (649,507)
       Other assets (purchased) distributions received, net                             654               571
                                                                            ----------------  ----------------
Net cash used by investing activities                                               (47,332)         (694,047)

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                                    135,000           950,000
       Long-term debt payments                                                     (129,332)         (327,815)
       Settlement of interest rate swaps                                             15,521                 -
       Financing costs paid                                                            (857)          (13,841)
       Premium paid to retire debt                                                   (6,290)                -
       Issuance of common stock                                                         591             5,119
       Common stock repurchased                                                     (24,784)          (12,016)
       Dividends paid                                                               (82,103)          (85,462)
       Repayment of customer advances for construction                                 (757)             (602)
                                                                            ----------------  ----------------
Net cash (used by) provided from financing activities                               (93,011)          515,383

Increase (decrease) in cash and cash equivalents                                      1,168            (3,377)
Cash and cash equivalents at January 1,                                             226,466         1,041,106
                                                                            ----------------  ----------------

Cash and cash equivalents at March 31,                                            $ 227,634       $ 1,037,729
                                                                            ================  ================
Cash paid during the period for:
       Interest                                                                   $ 121,396       $    97,416
       Income taxes                                                               $   1,859       $     6,786

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $   7,909       $     2,349
       Conversion of EPPICS                                                       $      30       $     3,205
       Conversion of Commonwealth Notes                                           $       -       $    33,553
       Shares issued for Commonwealth acquisition                                 $      10       $   246,225
       Acquired debt                                                              $       -       $   245,749
       Other acquired liabilities                                                 $       -       $   110,648


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                           PART II. OTHER INFORMATION
                CITIZENS COMMUNICATIONS COMPANY AND SUBSIDIARIES

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          -------------------------------------------
          Citizens Communications Company and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the results for the interim periods shown.

          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, employee benefit plans, income taxes, purchase price allocations, contingencies, long-term incentive program and pension and postretirement benefits expenses, among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year.

     (b)  Revenue Recognition:
          --------------------
          Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our consolidated statements of operations and have been included in revenue and other operating expenses at $8.5 million and $7.1 million for the three months ended March 31, 2008 and 2007, respectively.

     (c)  Derivative Instruments and Hedging Activities:
          ----------------------------------------------
          We account for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

          As of December 31, 2007, we had interest rate swap arrangements related to a portion of our fixed rate debt. These arrangements were all terminated on January 15, 2008. These hedge strategies satisfied the fair value hedging requirements of SFAS No. 133, as amended. As a result, the appreciation in value of the swaps through the time of termination is included in the consolidated balance sheet and is recognized as lower interest expense over the duration of the remaining life of the underlying debt.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Accounting for Endorsement Split-Dollar Life Insurance Arrangements
     -------------------------------------------------------------------
     In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force (EITF) No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion (APB) No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Our adoption of the accounting requirements of EITF No. 06-4 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB amended SFAS No. 157 to defer the application of this standard to nonfinancial assets and liabilities until 2009. The provisions of SFAS No. 157 related to financial assets and liabilities were effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS No. 157, as amended, in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

     Fair Value Option for Financial Assets and Financial Liabilities
     ----------------------------------------------------------------
     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS No. 159 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

     Accounting for Collateral Assignment Split-Dollar Life Insurance
     ----------------------------------------------------------------
     Arrangements
     ------------
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods, and the asset in collateral assignment split-dollar life insurance arrangements. The effective date of EITF No. 06-10 is for fiscal years beginning after December 15, 2007. Our adoption of the accounting requirements of EITF No. 06-10 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

     Business Combinations
     ---------------------
     In December 2007, the FASB revised SFAS Statement No. 141, "Business Combinations." The revised statement, SFAS No. 141R, requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard does not impact our currently reported results.

     Noncontrolling Interests in Consolidated Financial Statements
     -------------------------------------------------------------
     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes requirements for ownership interest in subsidiaries held by parties other than the Company (sometimes called "minority interest") be clearly identified, presented and disclosed in the consolidated statement of financial position within shareholder equity, but separate from the parent's equity. All changes in the parent's ownership interest are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its financial position, results of operations and cash flows.

     Accounting for the Income Tax Benefits of Dividends on Share-Based  Payment
     ---------------------------------------------------------------------------
     Awards
     ------
     In June 2007, the FASB ratified EITF No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard had no material impact on our financial position, results of operations or cash flows.

(3)  Acquisition of Commonwealth Telephone and Global Valley Networks:
     -----------------------------------------------------------------
     On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. (Commonwealth or CTE) in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $804.1 million in cash ($663.7 million net, after cash acquired) and issued common stock with a value of $247.4 million.

     On October 31, 2007, we acquired Global Valley Networks, Inc. (GVN) and GVN Services (GVS) through the purchase from Country Road Communications, LLC of 100% of the outstanding common stock of Evans Telephone Holdings, Inc., the parent Company of GVN and GVS. The purchase price of $62.0 million was paid with cash on hand.

     We have accounted for the acquisitions of Commonwealth and GVN as purchases under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Commonwealth and GVN are recorded as of their respective acquisition dates, at their respective fair values, and consolidated with those of Citizens. The reported consolidated financial condition of Citizens as of March 31, 2008 reflects the final allocation of these fair values for Commonwealth and a preliminary allocation of these fair values for GVN.

     The following unaudited pro forma financial information presents the combined results of operations of Citizens, Commonwealth and GVN as if the acquisitions had occurred at the beginning of 2007. The historical results of the Company include the results of Commonwealth from the date of acquisition on March 8, 2007, and GVN from the date of its acquisition on October 31, 2007. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of Citizens after completion of the acquisitions.

                                                       For the three
                                                        months ended
                                                       March 31, 2007
                                                      ------------------
($ in thousands, except per share amounts)
------------------------------------------

Revenue                                                    $ 622,077
Operating income                                           $ 207,193
Net income available for common shareholders               $  77,012

Basic income per common share:                             $    0.23

Diluted income per common share:                           $    0.22


(4)  Accounts Receivable:
     --------------------
     The components of accounts  receivable,  net at March 31, 2008 and December
     31, 2007 are as follows:

    ($ in thousands)                                 March 31, 2008       December 31, 2007
    ----------------                             ---------------------  --------------------

End user                                                    $ 229,942             $ 244,592
Other                                                          17,754                22,918
Less:  Allowance for doubtful accounts                        (34,111)              (32,748)
                                                 ---------------------  --------------------
   Accounts receivable, net                                 $ 213,585             $ 234,762
                                                 =====================  ====================


     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $7.2 million and $4.9 million for the three months ended March 31, 2008 and 2007, respectively.

(5)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property,  plant and  equipment at March 31, 2008 and December 31, 2007 are as follows:

     ($ in thousands)                          March 31, 2008        December 31, 2007
     ----------------                       ---------------------   ---------------------

Property, plant and equipment                        $ 7,412,773             $ 7,375,297
Less: Accumulated depreciation                        (4,124,638)             (4,040,053)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 3,288,135             $ 3,335,244
                                            =====================   =====================


     Depreciation  expense is principally  based on the composite  group method.
     Depreciation expense was $95.1 million and $86.6 million for the three months ended March 31, 2008 and 2007, respectively.

(6)  Other Intangibles:
     ------------------
     Other intangibles at March 31, 2008 and December 31, 2007 are as follows:

     ($ in thousands)                           March 31, 2008         December 31, 2007
     ----------------                      ------------------------  ---------------------

Customer base                                          $ 1,271,085            $ 1,271,085
Trade name                                                 132,381                132,381
                                           ------------------------  ---------------------
   Other intangibles                                     1,403,466              1,403,466
Less: Accumulated amortization                            (901,666)              (855,731)
                                           ------------------------  ---------------------
    Total other intangibles, net                       $   501,800            $   547,735
                                           ========================  =====================

     Amortization expense was $45.9 million and $35.5 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense for the three months ended March 31, 2008 is comprised of $31.6 million for amortization associated with our "legacy" properties and $14.3 million for intangible assets (customer base and trade name), acquired in the Commonwealth and GVN acquisitions.


(7)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2007 to March 31, 2008 is as follows:

                                                      Three months ended March 31, 2008
                                      -------------------------------------------------------------------
                                                                                                                          Interest
                                                                           Interest                                       Rate* at
                             December 31,                       New          Rate        Conversion to        March 31,   March 31,
($ in thousands)                 2007         Payments       Borrowings      Swap         Common Stock          2008        2008
----------------            --------------- --------------- ------------- ------------  -----------------  -------------- ----------

  Rural Utilities Service
    Loan Contracts             $    17,555      $     (233)    $       -     $      -            $     -      $    17,322    6.07%

  Senior Unsecured Debt          4,715,013        (129,099)      135,000       (7,909)                 -        4,713,005    7.67%

  EPPICS (see Note 13)              14,521               -             -            -                (30)          14,491    5.00%

  Industrial Development
     Revenue Bonds                  13,550               -             -            -                  -           13,550    6.31%
                            --------------- --------------- ------------- ------------  -----------------  ---------------

TOTAL LONG-TERM DEBT           $ 4,760,639      $ (129,332)    $ 135,000     $ (7,909)           $   (30)     $ 4,758,368    7.65%
                            =============== =============== ============= ============  =================  ===============

  Less: Debt Discount              (21,294)                                                                        (7,289)
  Less: Current Portion             (2,448)                                                                        (3,814)
                            ---------------                                                                ---------------
                               $ 4,736,897                                                                    $ 4,747,265
                            ===============                                                                ===============

     * Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     During the first quarter of 2008, we retired an aggregate principal amount of $129.4 million of debt, including $128.7 million of 9.25% Senior Notes due 2011, $0.6 million of other senior unsecured debt and rural utilities service loan contracts, and $0.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS).

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 4.56% as of March 31, 2008 based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

     As of March 31, 2008, EPPICS representing a total principal amount of $197.3 million have been converted into 15,920,799 shares of our common stock. Approximately $4.0 million of EPPICS, which are convertible into 347,642 shares of our common stock, were outstanding at March 31, 2008. The above table indicates $14.5 million of EPPICS outstanding at March 31, 2008, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

     As of March 31, 2008, we had an available line of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of March 31, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     We are in compliance with all of our debt and credit facility covenants.


(8)  Net Income Per Common Share:
     ----------------------------
     The  reconciliation  of the net income per common share calculation for the three months ended March 31, 2008 and 2007, respectively, is as follows:


($ in thousands, except per share amounts)         For the three months ended March 31,
------------------------------------------         ----------------------------------
                                                        2008              2007
                                                   ----------------  ----------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Total basic net income available for common
   shareholders                                           $ 45,589          $ 67,667

Effect of conversion of preferred securities -
   EPPICS                                                       31                58
                                                   ----------------  ----------------
Total diluted net income available for common
   shareholders                                           $ 45,620          $ 67,725
                                                   ================  ================

Basic earnings per common share:
--------------------------------
Weighted average shares outstanding - basic                326,173           326,542
                                                   ----------------  ----------------
Net income per share available for common
   shareholders                                           $   0.14          $   0.21
                                                   ================  ================

Diluted earnings per common share:
----------------------------------
Weighted average shares outstanding - basic                326,173           326,542
Effect of dilutive shares                                      139               832
Effect of conversion of preferred securities -
   EPPICS                                                      348               503
                                                   ----------------  ----------------
Weighted average shares outstanding - diluted              326,660           327,877
                                                   ================  ================
Net income per share available for common
   sharesholders                                          $   0.14          $   0.21
                                                   ================  ================

     Stock Options
     -------------
     For the three months ended March 31, 2008 and 2007, options to purchase 2,658,000 and 1,803,000 shares, respectively, (at exercise prices ranging from $11.15 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     In addition, for the three months ended March 31, 2008 and 2007, restricted stock awards of 1,764,000 and 1,404,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer subject to restriction after the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of March 31, 2008, approximately 99% of the EPPICS outstanding, or about $197.3 million aggregate principal amount of EPPICS, have converted into 15,920,799 shares of our common stock, including shares issued from treasury.

     We had 79,707 and 82,977 shares of potentially dilutive EPPICS at March 31, 2008 and 2007, respectively, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted, we would have issued approximately 347,642 and 361,904 shares of our common stock as of March 31, 2008 and 2007, respectively. These securities have been included in the diluted income per common share calculation for the three months ended March 31, 2008 and 2007.

     Stock Units
     -----------
     At March 31, 2008 and 2007, we had 290,724 and 385,178 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan) and Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008. As of March 31, 2008, we had repurchased approximately 2,317,000 shares of our common stock at an aggregate cost of approximately $24.8 million.

(9)  Stock Plans:
     ------------
     At March 31, 2008, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. At March 31, 2008, there were 16,058,182 shares authorized for grant under these plans and 4,240,518 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP or the Deferred Fee Plan.

     On March 17, 2008, the Company adopted the Citizens Long-Term Incentive Program (LTIP). The LTIP will be offered under the Company's Amended and Restated 2000 Equity Incentive Plan and covers the named executive officers and certain other officers. The LTIP is designed to incent and reward the Company's senior executives in the form of common stock if they achieve aggressive growth goals for revenue and free cash flow over a three-year period (the Measurement Period). For purposes of the LTIP, revenue is defined as the Company's total revenues less regulatory revenues, and free cash flow is defined as the Company's publicly reported free cash flow, adjusted to reflect the Company as a full cash taxpayer during the Measurement Period. The growth in these numbers will be measured from a 2007 base, which in the case of free cash flow was also adjusted to reflect the Company as a full cash taxpayer and for certain other items.

     The following summary presents information regarding outstanding stock options as of March 31, 2008 and changes during the three months then ended with regard to options under the MEIP and the EIPs:

                                                                                  Weighted        Weighted
                                                                Shares             Average         Average          Aggregate
                                                              Subject to        Option Price      Remaining         Intrinsic
                                                                Option            Per Share      Life in Years        Value
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2008                                        3,955,000     $     13.13              3.4         $ 5,727,000
     Options granted                                                      -     $         -
     Options exercised                                              (80,000)    $      6.72                          $   277,000
     Options canceled, forfeited or lapsed                          (23,000)    $     11.37
----------------------------------------------------------------------------
Balance at March 31, 2008                                         3,852,000     $     13.05              3.2         $ 1,601,000
============================================================================

Exercisable at March 31, 2008                                     3,835,000     $     13.05              3.2         $ 1,601,000
============================================================================

     There were no options granted during the first three months of 2008. Cash received upon the exercise of options during the first three months of 2008 totaled $0.6 million.

     The total intrinsic value of stock options exercised during the first three months of 2007 was $2.3 million. The total intrinsic value of stock options outstanding and exercisable at March 31, 2007 was $14.0 million and $12.0 million, respectively. There were no options granted during the first three months of 2007. Cash received upon the exercise of options during the first three months of 2007 totaled $5.1 million.

     The following summary presents information regarding unvested restricted stock as of March 31, 2008 and changes during the three months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                                    Weighted
                                                                                     Average
                                                                 Number of          Grant Date          Aggregate
                                                                  Shares            Fair Value          Fair Value
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2008                                        1,209,000      $     14.06           $ 15,390,000
     Restricted stock granted                                       879,000      $     11.02           $  9,226,000
     Restricted stock vested                                       (313,000)     $     13.98           $  3,282,000
     Restricted stock forfeited                                     (11,000)     $     13.76           $    121,000
----------------------------------------------------------------------------
Balance at March 31, 2008                                         1,764,000      $     12.56           $ 18,505,000
============================================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2008 was $20.7 million and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the three months ended March 31, 2007 was approximately $10.3 million and $6.8 million, respectively. The total fair value of unvested restricted stock at March 31, 2007 was $21.1 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2007 was $15.08. Shares granted during the first three months of 2007 totaled 691,000.

(10) Segment Information:
     --------------------
     We operate in one reportable segment, Frontier. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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

(11) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the balance sheet and is being amortized into interest expense over the term of the associated debt.

     As of January 16, 2008, we no longer have any derivative instruments. For the three months ended March 31, 2007, the interest expense resulting from these interest rate swaps totaled approximately $1.3 million.

(12) Investment and Other (Loss) Income, Net:
     ----------------------------------------
     The components of investment and other (loss) income, net are as follows:

                                         For the three months ended March 31,
                                          ---------------------------------
($ in thousands)                               2008             2007
----------------                          ---------------  ----------------
Interest and dividend income                     $ 5,104          $ 14,526
Bridge loan fee                                        -            (4,026)
Premium on debt repurchases                       (6,290)                -
Equity earnings/minority interest in joint
   ventures, net                                    (297)             (998)
Other, net                                           248               515
                                          ---------------  ----------------
     Total investment and other (loss)
         income, net                             $(1,235)         $ 10,017
                                          ===============  ================


(13) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------
     As of March 31, 2008, EPPICS representing a total principal amount of $197.3 million have been converted into 15,920,798 shares of our common stock. A total of approximately $4.0 million of EPPICS was outstanding as of March 31, 2008 and if all outstanding EPPICS were converted, 347,642 shares of our common stock would be issued upon such conversion. Our long-term debt footnote indicates $14.5 million of EPPICS outstanding at March 31, 2008, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

(14) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                       Pension Benefits
                                                  ----------------------------
                                                  For the three months ended
                                                          March 31,
                                                  ---------------------------
                                                      2008          2007
                                                  -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $  1,619      $  2,009
Interest cost on projected benefit obligation           12,875        11,930
Expected return on plan assets                         (16,354)      (15,676)
Amortization of prior service cost and unrecognized
       net obligation                                      (64)          (27)
Amortization of unrecognized loss                        1,272         2,900
                                                  -------------  ------------
Net periodic benefit cost/(income)                    $   (652)     $  1,136
                                                  =============  ============


                                                 Other Postretirement Benefits
                                                  ----------------------------
                                                  For the three months ended
                                                           March 31,
                                                  ---------------------------
                                                      2008          2007
                                                  -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $    149      $    175
Interest cost on projected benefit obligation            2,742         2,208
Expected return on plan assets                            (122)         (254)
Amortization of prior service cost and transition
       obligation                                       (1,934)       (1,447)
Amortization of unrecognized loss                        1,404         1,190
                                                  -------------  ------------
Net periodic benefit cost                             $  2,239      $  1,872
                                                  =============  ============

     We expect that our 2008 pension and other postretirement benefit expenses will be between $5.0 million and $10.0 million, and that no contribution will be required to be made by us to the pension plan in 2008.

(15) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $300.0 million - $310.0 million for 2008. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     Ronald A. Katz Technology Licensing LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleges that, by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL, and dial-up services, and perform a variety of account related tasks such as billing and payments, we have infringed thirteen of Katz Technology's patents and continue to infringe three of Katz Technology's patents. Katz Technology seeks unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation has transferred the case to the Central District of California. In January 2008, we received notice of the accused services and 40 asserted claims from Katz Technology. The case is now in the discovery phase and interrogatories have been served and answered. The parties have engaged in settlement discussions but have not reached agreement. In the event that we are not able to settle, we intend to vigorously defend against this lawsuit.

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

     * Adverse changes in the credit markets and/or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability and/or increase the cost of financing;

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

     * The effects of fully utilizing our federal net operating loss carryforwards and alternative minimum tax (AMT) credit carryforwards, that were generated in prior years, have significantly increased our cash taxes in 2007 and will continue to do so in 2008 and 2009;

     *    The  effects  of  any  future   liabilities  or  compliance  costs  in
          connection with worker health and safety matters; and

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes.

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2007, in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On March 8, 2007, we completed the acquisition of Commonwealth Telephone Enterprises, Inc., which includes a small competitive local exchange carrier (CLEC) component. This acquisition expands our presence in Pennsylvania and strengthens our position as a leading full-service communications provider to rural markets. On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services which expands our presence in California and also strengthens our rural position. As of March 31, 2008, we operated in 24 states with approximately 5,800 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of March 31, 2008, approximately 58% of the households in our territories are able to be served by alternate phone providers. We also believe that competition will continue to intensify in 2008 and 2009 across all of our products and in all of our markets. Our Frontier business experienced erosion in access lines and switched access minutes in 2007 and the first three months of 2008 primarily as a result of competition. Competition in our markets may result in reduced revenues in 2008 and 2009.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies in the sector and, therefore, affect our ability to collect money owed to us by carriers.

We employ a number of strategies to combat the competitive pressures noted above. Our strategies are focused in three areas; customer retention, upgrading and up-selling services to our existing customer base, and new product deployment.

We hope to achieve our customer retention goals by bundling services around the local access line and providing exemplary customer service. Bundled services include high-speed internet, unlimited long distance calling, enhanced telephone features and video offerings. We tailor these services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services, which can also be purchased separately. Customer retention is also enhanced by offering 1, 2 and 3 year price protection plans where customers commit to a term in exchange for predictable pricing. Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by the expansion of our customer services hours, shorter scheduling windows for in-home appointments and the implementation of call reminders and follow-up calls for service appointments. In addition, due to a recent realignment and restructuring of approximately 65 local area markets, those markets are now operated by local managers with responsibility for the customer experience in those markets as well as the financial results.

We utilize targeted and innovative promotions to upgrade and up-sell a variety of service offerings including high-speed internet, video, and enhanced long distance and feature packages in order to maximize the average revenue per access line (wallet share) paid to Citizens. We intend to continue to evaluate the need and effectiveness of offering such promotions to drive sales and may offer additional promotions during 2008.

Lastly, we are focused on introducing a number of new products that our customers desire including wireless data, internet portal advertising and "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing our customers' computer environment and protecting residential and business customers against catastrophic computer meltdowns. It includes one or a combination of hard drive back-up, access to an enhanced level of help desk support and inside wire maintenance. We intend to offer our Peace of Mind services both to our customers and to other users inside and outside of our service territories. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long term profitability or impact on revenue.

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, billing them on a single bill and providing superior customer service will make our customers more loyal to us, and will help us generate new, and retain existing, customer revenue.

Revenues from data and internet services such as high-speed internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges (including federal and state subsidies) are decreasing as a percentage of our total revenues. The decreasing revenue from historical sources, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a)  Liquidity and Capital Resources
    -------------------------------

As of March 31, 2008, we had cash and cash equivalents aggregating $227.6 million. Our primary sources of funds continued to be cash generated from operations and incremental borrowings. For the three months ended March 31, 2008, we used cash flow from operations, incremental borrowing and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

                       Cash Flow from Operating Activities
                       -----------------------------------

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2009, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations. Our below-investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $2.9 million of debt maturing during the last nine months of 2008 and approximately $3.9 million and $7.2 million of debt maturing in 2009 and 2010, respectively.

We have in recent years paid relatively low amounts of cash taxes. We expect that in 2008 and beyond our cash taxes will increase substantially as our federal net operating loss carryforwards and AMT tax credit carryforwards are estimated to be fully utilized during 2007 and 2008. We paid $1.9 million in cash taxes during the first three months of 2008 and expect to pay approximately $110.0 million to $120.0 million for the full year of 2008. Our cash tax estimate reflects the currently estimated impact of the "Economic Stimulus Act of 2008."

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

Capital Expenditures
--------------------
For the three months ended March 31, 2008, our capital expenditures were $48.0 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $300.0 million to $310.0 million for 2008.

                     Cash Flow used by Financing Activities
                     --------------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the three months ended March 31, 2008, we retired an aggregate principal amount of $129.4 million of debt, including $128.7 million principal amount of our 9.25% Senior Notes due 2011, $0.6 million of other senior unsecured debt and rural utilities service loan contracts, and $0.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) that were converted into our common stock.

During the first quarter of 2007, we temporarily borrowed and repaid $200.0 million utilized to temporarily fund the acquisition of Commonwealth, and we paid down the $35.0 million Commonwealth credit facility. Through March 31, 2007 we retired $114.6 million face amount of Commonwealth convertible notes for which we paid $92.2 million in cash and $22.4 million in common stock. No additional amounts have been retired since that time.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

On March 23, 2007, we issued in a private placement an aggregate $300.0 million principal amount of 6.625% Senior Notes due 2015 and $450.0 million principal amount of 7.125% Senior Notes due 2019. Proceeds from the sale were used to pay down $200.0 million principal amount of indebtedness incurred on March 8, 2007 under a bridge loan facility in connection with the acquisition of Commonwealth and redeem, on April 26, 2007, $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. In the second quarter of 2007, we completed an exchange offer (to publicly register the debt) for the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes due 2027 issued in a private placement on December 22, 2006, for registered notes.

EPPICS
------
As of March 31, 2008, EPPICS representing a total principal amount of $197.3 million have been converted into 15,920,799 shares of our common stock, and a total of $4.0 million remains outstanding to third parties. Our long-term debt footnote indicates $14.5 million of EPPICS outstanding at March 31, 2008, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we had entered into interest rate swap agreements. Under the terms of these agreements, we made semi-annual, floating rate interest payments based on six month LIBOR and received a fixed rate on the notional amount. The underlying variable rate on these swaps was set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2007 were $400.0 million. Such contracts required us to pay variable rates of interest (estimated average pay rates of approximately 8.54% as of December 31,
2007) and receive fixed rates of interest (average receive rate of 8.50% as of December 31, 2007). All swaps are accounted for under SFAS No. 133 (as amended) as fair value hedges. For the three months ended March 31, 2007, the interest expense resulting from these interest rate swaps totaled approximately $1.3 million.

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the balance sheet and is being amortized into interest expense over the term of the associated debt.

Credit Facilities
-----------------
As of March 31, 2008, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of March 31, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the Delaware General Corporate laws. However, we would be restricted under our credit facilities from declaring dividends if an event of default has occurred and is continuing at the time or will result from the dividend declaration.

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

Our $250.0 million credit facility, and our $150.0 million and $135.0 million senior unsecured term loans, each contain a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to
(ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1. Although all of these facilities are unsecured, they will be equally and ratably secured by certain liens and equally and ratably guaranteed by certain of our subsidiaries if we issue debt that is secured or guaranteed.

Our credit facilities and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries' ability to borrow funds, subject to important exceptions and qualifications.

We are in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the three months ended March 31, 2008 and 2007, we received approximately $0.6 million and $5.1 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008. As of March 31, 2008, we had repurchased approximately 2,317,000 shares of our common stock at an aggregate cost of approximately $24.8 million.

In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 19, 2007 and was completed on October 15, 2007. During 2007, we repurchased 17,279,600 shares of our common stock at an aggregate cost of $250.0 million.

Dividends
---------
We expect to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in our credit facilities and other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements
------------------------------
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of the contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, pension and other postretirement benefits, long-term incentive program, income taxes, contingencies and purchase price allocations, among others.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements
-----------------------------

The following new accounting standards were adopted by the Company in the first quarter of 2008 without any material financial statement impact. All of these standards are more fully described in Note 2 to the consolidated financial statements.

     *    Accounting for Endorsement  Split-Dollar  Life Insurance  Arrangements
          ----------------------------------------------------------------------
          (EITF No. 06-4)
          ---------------

     *    Fair Value Measurement (SFAS No. 157), as amended
          -------------------------------------------------

     *    The Fair Value Option for Financial Assets and Financial Liabilities -
          ----------------------------------------------------------------------
          Including an Amendment of FASB Statement No. 115 (SFAS No. 159)
          ---------------------------------------------------------------

     *    Accounting  for  Collateral  Assignment  Split-Dollar  Life  Insurance
          ----------------------------------------------------------------------
          Arrangements (EITF No. 06-10)
          -----------------------------

     *    Accounting  for the Income Tax Benefits of  Dividends  on  Share-Based
          ----------------------------------------------------------------------
          Payment Awards (EITF No. 06-11)
          -------------------------------

The following new accounting standards that will be adopted by the Company in 2008 and 2009 are currently being evaluated by the Company.

     *    Business Combinations (SFAS No. 141R)
          -------------------------------------

     *    Noncontrolling  Interests in Consolidated  Financial  Statements (SFAS
          ----------------------------------------------------------------------
          No. 160)
          --------

(b)  Results of Operations
     ---------------------

In the paragraphs below, the Company has shown adjustments to its financial presentations to exclude the effects of the acquisitions of CTE and GVN because of the aggregate magnitude of the acquisitions and their impact on the Company's financial results in 2007 and 2008. The Company's variance explanations below are based upon an analysis of 2007 and 2008 for Citizens (excluding CTE and GVN), except that the first sentence in each section of revenue or expenses shows the revenue, expenses and/or variances based upon an analysis of Citizens including the acquired properties.

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

Consolidated revenue for the three months ended March 31, 2008 increased $13.1 million, or 2%, as compared with the prior year period. Excluding the additional revenue due to the CTE and GVN acquisitions, revenue decreased $48.9 million during the first three months of 2008 as compared with the prior year period. During the first quarter of 2007, we had a significant favorable settlement of a carrier dispute that resulted in a favorable one-time impact to our revenues of $38.7 million. Excluding the additional revenue due to the Commonwealth and Global Valley acquisitions and the one-time favorable settlement in the first quarter of 2007, our revenue for the three months ended March 31, 2008 would have declined $10.2 million, or 2%, as compared to the first quarter of 2007. This decline is a result of lower access lines, subsidy revenue and switched access revenue, partially offset by a $12.7 million increase in data and internet services revenue.

Change in the number of our access lines is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 43,100 access lines during the three months ended March 31, 2008, but added approximately 20,200 high-speed internet subscribers during this same period. The loss of lines during the first three months of 2008 was primarily among residential customers throughout our markets. The non-residential line losses were principally in our central and eastern regions and Rochester, New York. We expect to continue to lose access lines but to increase high-speed internet subscribers during the remainder of 2008. A continued loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenues, profitability and cash flows to decrease in 2008.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for the three months ended March 31, 2008 and 2007. We have also presented an analysis of each category for the three months ended March 31, 2008 and 2007 for the results of Citizens (excluding CTE and GVN) and the results of our acquisitions, as included in the consolidated results of operations.

                                     REVENUE

                                   For the three months                For the three months
                                   ended March 31, 2008                ended March 31, 2007
                           --------------------------------------  -----------------------------------
                                                       Citizens                             Citizens
($ in thousands)                As                    (excluding       As                  (excluding
----------------             Reported   Acquisitions  CTE and GVN)  Reported   Acquisition    CTE)      $ Change  % Change
                           -----------  ------------ ------------  ----------- ----------- -----------  --------- ---------
Local services              $ 217,158     $ 29,498    $ 187,660    $ 204,444   $  7,075    $ 197,369    $ (9,709)     -5%
Data and internet services    145,982       19,370      126,612      118,024      4,155      113,869      12,743      11%
Access services               107,818       20,548       87,270      139,024      5,695      133,329     (46,059)    -35%
Long distance services         46,453        8,409       38,044       40,428      2,047       38,381        (337)     -1%
Directory services             28,628          597       28,031       28,670         68       28,602        (571)     -2%
Other                          23,166        4,215       18,951       25,557      1,626       23,931      (4,980)    -21%
                           -----------  ------------ ------------  ----------- ----------- -----------  ---------
                            $ 569,205     $ 82,637    $ 486,568    $ 556,147   $ 20,666    $ 535,481    $(48,913)     -9%
                           ===========  ============ ============  =========== =========== ===========  =========

Local Services
Local services revenue for the three months ended March 31, 2008 increased $12.7 million, or 6%, as compared with the prior year period. Excluding the additional local services revenue due to the CTE and GVN acquisitions of $29.5 million and $7.1 million for the three months ended March 31, 2008 and 2007, respectively, local services revenue decreased $9.7 million, or 5%, as compared with the prior year period. The loss of access lines accounted for $7.3 million of the decline in local services revenue. Enhanced services revenue decreased $1.2 million, as compared with the prior year period, primarily due to a decline in local access lines and a shift in customers purchasing individual features versus our unlimited voice communications packages.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2008 increased $28.0 million, or 24%, as compared with the prior year period. Excluding the additional data and internet services revenue due to the CTE and GVN acquisitions of $19.4 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively, data and internet services revenue for the three  months  ended  March 31, 2008  increased  $12.7  million,  or 11%, as compared with the prior year period, primarily due to growth in data and high-speed internet customers. The number of the Company's high-speed internet subscribers has increased by more than 62,100, or 15%, since March 31, 2007, excluding the acquired properties. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and
DS-3's. Revenue from these dedicated high-capacity circuits increased $4.8 million, or 9%, as compared with the prior year period, primarily due to growth in the number of those circuits.

Access Services
Access services revenue for the three months ended March 31, 2008 decreased $31.2 million, or 22%, as compared with the prior year period. Excluding the additional access services revenue due to the CTE and GVN acquisitions of $20.5 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively, access services revenue for the three months ended March 31, 2008 decreased $46.1 million, or 35%, as compared with the prior year period. Switched access revenue of $59.3 million decreased $41.1 million, primarily due to the first quarter of 2007 settlement of a carrier dispute resulting in a favorable impact on our revenue of $38.7 million (a one-time event) and the impact of a decline in minutes of use related to access line losses. Excluding the impact of that one-time favorable settlement in the first quarter of 2007, our switched access revenue for the first quarter of 2008 would have declined by $2.5 million, or 4%, from the comparable period in 2007. Access services revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $27.9 million decreased $4.9 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost per Local Loop (NACPL).

Increases in the number of  Competitive  Eligible  Telecommunications  Companies
(CETC) (including wireless companies) receiving federal subsidies, among other factors, may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future. The Federal Communications Commission (FCC) and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. On May 1, 2008 the FCC issued an order to cap CETC receipts from the high cost Federal
Universal Service Fund. While this order will have no impact on our current receipt levels, we believe this is a positive first step to limit the rapid growth of the fund. The CETC cap will remain in place until the Commission takes additional steps towards needed reform. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC has an open proceeding to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. In addition, we have been approached by various carriers seeking reductions in intrastate access rates in certain states. Future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

Long Distance Services
Long distance services revenue for the three months ended March 31, 2008 increased $6.0 million, or 15%, as compared with the prior year period.
Excluding the additional long distance services revenue due to the CTE and GVN acquisitions of $8.4 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively, long distance services revenue for the three months ended March 31, 2008 decreased $0.3 million, or 1%, as compared with the prior year period, despite an increase in our long distance minutes of use. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. The sale of our digital phone and state unlimited products, and its associated unlimited minutes, has resulted in an increase in long distance customers, and the minutes used by these customers. This has lowered our overall average rate per minute billed.

Our long distance minutes of use increased by 14% during the three months ended March 31, 2008 compared to the three months of 2007 and, as noted below in network access expenses, has increased our cost of services provided. Our long distance services revenues have remained relatively unchanged, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2008.

Directory Services
Directory services revenue for the three months ended March 31, 2008 was relatively unchanged as compared with the prior year period.

Other
Other revenue for the three months ended March 31, 2008 decreased $2.4 million, or 9%, as compared with the prior year period. Excluding the additional other revenue due to the CTE and GVN acquisitions of $4.2 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively, other revenue for the three months ended March 31, 2008 decreased $5.0 million, or 21%, as compared with the prior year period, primarily due to higher bad debt expenses, lower sales of customer premise equipment, decreased "bill and collect" fee revenue and reduced cellular revenue from the Mohave Cellular Limited Partnership.
                       OTHER FINANCIAL AND OPERATING DATA

                                   As of           As of             %
                              March 31, 2008   March 31, 2007     Change
                              --------------   --------------   -----------
Access lines                     2,387,108        2,538,471          -6%
High-speed internet (HSI)
  subscribers                      543,020          464,056          17%
Video subscribers                  101,410           76,009          33%

                                For the three months ended March 31, 2008      For the three months ended March 31, 2007
                              --------------------------------------------  -------------------------------------------------
                                                              Citizens
                                   As                        (excluding          As                   Citizens          %
                                Reported      Acquisitions   CTE and GVN)     Reported  Acquisition (excluding CTE)   Change
                              --------------------------------------------  -------------------------------------------------
Switched access minutes of
   use (in millions)              2,602            380            2,222        2,528        90         2,438           -9%
Average monthly revenue per
   average access line          $ 78.77        $ 63.77          $ 82.05       NA          NA           84.38  *        -3%

* For the three months ended March 31, 2007, the calculation includes the $38.7 million favorable impact from the first quarter 2007 settlement of a switched access dispute. The amount is $78.29 without the $38.7 million favorable impact from the settlement.

                             NETWORK ACCESS EXPENSES

                                 For the three months                 For the three months
                                 ended March 31, 2008                 ended March 31, 2007
                        ------------------------------------  ----------------------------------------
                                                  Citizens
     ($ in thousands)      As                    (excluding       As                     Citizens
     ----------------   Reported   Acquisitions  CTE and GVN)  Reported   Acquisition  (excluding CTE)  $ Change  % Change
                        ---------  ------------ ------------  ----------- ------------ ---------------  --------- ---------
     Network access     $ 60,549     $ 12,059     $ 48,490     $ 51,397    $ 4,453         $ 46,944      $ 1,546        3%

Consolidated network access expenses for the three months ended March 31, 2008 increased $9.2 million, or 18%, as compared with the prior year period.
Excluding the additional network access expenses due to the CTE and GVN acquisitions, network access expenses for the three months ended March 31, 2008 increased $1.5 million, or 3%, as compared with the prior year period, primarily due to increasing rates and usage related to our long distance product and our data backbone. Additionally, the first quarter of 2008 included costs associated with high-speed internet promotions that subsidized the cost of new televisions provided to customers. As we continue to increase our sales of data products such as high-speed internet and expand the availability of our unlimited long distance calling plans, our network access expense is likely to continue to increase. A decline in expenses associated with access line losses has offset some of the increase.

                            OTHER OPERATING EXPENSES


                        For the three months ended March 31, 2008           For the three months ended March 31, 2007
                     --------------------------------------------  --------------------------------------------------------
                                                   Citizens
($ in thousands)         As                       (excluding            As                       Citizens
----------------      Reported     Acquisitions   CTE and GVN)      Reported  Acquisitions    (excluding CTE)   $ Change   % Change
                     ------------  ------------  ----------------  ---------- -------------  ----------------- ----------  ---------
Wage and benefit
  expenses              $100,146      $ 10,400        $  89,746     $ 99,828    $ 3,977          $  95,851      $ (6,105)      -6%
Severance and early
  retirement costs         2,891             -            2,891          182          -                182         2,709        NM
Stock based
  compensation             3,019             -            3,019        3,407          -              3,407          (388)     -11%
All other operating
  expenses                97,208        20,577 *         76,631       85,850      5,423 *           80,427        (3,796)      -5%
                     ------------  ------------  ----------------  ---------- -------------  ----------------- ----------
                        $203,264      $ 30,977        $ 172,287     $189,267    $ 9,400          $ 179,867      $ (7,580)      -4%
                     ============  ============  ================  ========== =============  ================= ==========

*Includes $11.5 million and $3.8 million of common corporate costs allocated to the CTE and GVN operations for the three months ended March 31, 2008 and 2007, respectively.

Consolidated other operating expenses for the three months ended March 31, 2008 increased $14.0 million, or 7%, to $203.3 million as compared to the prior year, primarily the result of our 2007 acquisitions of CTE and GVN. Other operating expenses were impacted as follows:

Wage and benefit expenses
Wage and benefit expenses for the three months ended March 31, 2008 were relatively unchanged as compared with the prior year period. Excluding the additional wage and benefit expenses due to the CTE and GVN acquisitions of $10.4 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively, wage and benefit expenses decreased $6.1 million, or 6%, for the three months ended March 31, 2008, as compared with the prior year period, primarily due to headcount reductions and associated decreases in compensation and benefits.

Included in wage and benefit expenses is pension and other postretirement benefit expenses. These costs for the three months ended March 31, 2008 and 2007 were approximately $1.6 million and $3.0 million, respectively. Based on current assumptions and plan asset values, we estimate that our 2008 pension and other postretirement benefit expenses will be approximately $5.0 million to $10.0 million and that no contribution will be made by us to our pension plan in 2008. In future periods, if the value of our pension plan assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or postretirement expenses.

Severance and early retirement costs
Severance and early retirement costs in the first quarter of 2008 increased $2.7 million as compared with the prior year period, primarily due to a charge related to employee early retirements and terminations for 38 Rochester, New York employees.

Stock based compensation
Stock based compensation for the three months ended March 31, 2008 decreased $0.4 million, or 11%, as compared with the prior year period due to reduced costs associated with stock units and stock options, since we have fewer stock option grants that remain unvested compared to the prior year period, partially offset by costs associated with the recently adopted long-term incentive program.

All other operating expenses
All other operating expenses for the three months ended March 31, 2008 increased $11.4 million, or 13%, as compared with the prior year period. Excluding the additional expenses due to the CTE and GVN acquisitions of $20.6 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively, all other operating expenses for the three months ended March 31, 2008 decreased $3.8 million, or 5%, as compared with the prior year period, primarily due to the allocation of common corporate costs over a larger base of operations, which now includes Commonwealth and Global Valley. Our purchases of CTE and GVN have enabled us to realize cost savings by leveraging our centralized back office, customer service and administrative support functions over a larger customer base. An increase in consulting and other outside services of $3.8 million for the three months ended March 31, 2008 offset some of the decrease in expenses noted above.


                      DEPRECIATION AND AMORTIZATION EXPENSE

                                    For the three months                  For the three months
                                    ended March 31, 2008                  ended March 31, 2007
                          ----------------------------------------  --------------------------------------
                                                        Citizens
  ($ in thousands)            As                       (excluding       As                      Citizens
  ----------------         Reported    Acquisitions    CTE and GVN)  Reported   Acquisition  (excluding CTE)   $ Change   % Change
                          ----------   ------------   ------------- ---------   -----------   -------------   ----------  --------
  Depreciation  expense    $  95,145    $ 15,298         $  79,847   $ 86,647     $ 2,960       $  83,687     $ (3,840)     -5%
  Amortization expense        45,935      14,340 *          31,595     35,534       3,939 *        31,595            -       -
                          ----------   ------------   ------------- ---------   -----------   -------------   ----------
                           $ 141,080    $ 29,638         $ 111,442   $122,181     $ 6,899       $ 115,282     $ (3,840)     -3%
                          ==========   ============   ============= =========   ===========   =============   ==========

*Represents amortization expense related to the customer base acquired in the CTE and GVN acquisitions and the Commonwealth trade name.

Consolidated depreciation and amortization expense for the three months ended March 31, 2008 increased $18.9 million, or 15%, as compared with the prior year period as a result of our 2007 acquisitions of CTE and GVN. Excluding the impact of our 2007 acquisitions, depreciation and amortization expense for the three months ended March 31, 2008 decreased $3.8 million, or 5%, as compared with the prior year period, primarily due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the lives proposed in the study effective October 1, 2007. Our "composite depreciation rate" increased from 5.25% to 5.45% as a result of the study. We anticipate depreciation expense of approximately $375.0 million to $385.0 million and amortization expense of $180.0 million to $190.0 million for 2008.

 INVESTMENT AND OTHER (LOSS) INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

                                 For the three   For the three
                                  months ended    months ended
     ($ in thousands)            March 31, 2008  March 31, 2007   $ Change    % Change
     ----------------            --------------  --------------  -----------  ----------

     Investment and
       other (loss) income, net    $ (1,235)      $ 10,017       $ (11,252)     -112%
     Interest expense              $ 90,860       $ 93,964       $  (3,104)       -3%
     Income tax expense            $ 26,628       $ 41,688       $ (15,060)      -36%

Investment and other (loss) income, net
Investment and other (loss) income, net for the three months ended March 31, 2008 decreased $11.3 million, or 112%, as compared with the prior year period, primarily due to the loss on retirement of debt of $6.3 million during the first quarter of 2008, a decrease of $9.4 million in income from short-term investments of cash, partially offset by the $4.0 million expense of a bridge loan fee recorded during the first quarter of 2007.

Our average cash balance was $227.1 million and $1,039.4 million for the three months ended March 31, 2008 and 2007, respectively.

Interest expense
Consolidated interest expense for the three months ended March 31, 2008 decreased $3.1 million, or 3%, as compared with the prior year period, primarily due to the amortization of the deferred gain associated with the termination of our interest rate swap agreements and retirement of related debt during the first quarter of 2008. Our average debt outstanding was $4,759.5 million and $4,945.8 million for the three months ended March 31, 2008 and 2007, respectively. Our composite average borrowing rate as of March 31, 2008 as compared with the prior year was 29 basis points lower, decreasing from 7.94% to 7.65%.

Income tax expense
Income tax expense for the three months ended March 31, 2008 decreased $15.1 million, or 36%, as compared with the prior year period, primarily due to changes in taxable income. The effective tax rate on a fully consolidated basis for the first three months of 2008 was 36.9% as compared with 38.1% for the first three months of 2007. Our cash taxes paid for the three months ended March 31, 2008 were $1.9 million, a decrease of $4.9 million from the first three months of 2007. We expect to pay approximately $110.0 million to $120.0 million for the full year of 2008. Our 2008 cash tax estimate reflects the currently estimated impact of the "Economic Stimulus Act of 2008."

There were no material changes to the liabilities on our books as of December 31, 2007 related to uncertain tax positions recorded under FASB Interpretation No. (FIN) 48 for the three months ended March 31, 2008. As a result of the expiration of certain statute of limitations on April 15, 2008, these liabilities are being reduced by $16.2 million in the second quarter of 2008. This reduction will lower income tax expense by $7.5 million, goodwill by $3.0 million and deferred income tax assets by $5.7 million during the second quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Disclosure of primary market risks and how they are managed
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our pension assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks, and we are not party to any market risk management agreements other than in the normal course of business. Our primary market risk exposures are interest rate risk and equity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of March 31, 2008 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $283.1 million of our borrowings at March 31, 2008 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2008, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the balance sheet, and is being amortized into interest expense over the term of the associated debt.

Sensitivity analysis of interest rate exposure
At March 31, 2008, the fair value of our long-term debt was estimated to be approximately $4.4 billion, based on our overall weighted average borrowing rate of 7.65% and our overall weighted average maturity of approximately 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2007.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of March 31, 2008 is limited to our pension assets. We have no other security investments of any material amount.

Item 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2008, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2008. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2008 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 1.   Legal Proceedings
          -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below:

Ronald A. Katz Technology Licensing LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleges that, by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL, and dial-up services, and perform a variety of account related tasks such as billing and payments, we have infringed thirteen of Katz Technology's patents and continue to infringe three of Katz Technology's patents. Katz Technology seeks unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz
Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation has transferred the case to the Central District of California. In January 2008, we received notice of the accused services and 40 asserted claims from Katz Technology. The case is now in the discovery phase and interrogatories have been served and answered. The parties have engaged in settlement discussions but have not reached agreement. In the event that we are not able to settle, we intend to vigorously defend against this lawsuit.

Item 1A.  Risk Factors
          ------------

There have been no material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended March 31, 2008.


                      ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------
                                                                                          (d) Maximum
                                                                                            Approximate
                                                                                          Dollar Value of
                                                                   (c) Total Number of    Shares that May
                                            (a) Total               Shares Purchased as  Yet Be Purchased
                                            Number of  (b) Average   Part of Publicly    Under the Plans or
                                              Shares    Price Paid   Announced Plans        Programs (in
Period                                      Purchased    per Share     or Programs            millions)
-----------------------------------------------------------------------------------------------------------

January 1, 2008 to January 31, 2008
Share Repurchase Program (1)                  -             -               -                 -
Employee Transactions (2)                       1,399     $ 12.49          N/A               N/A

February 1, 2008 to February 29, 2008
Share Repurchase Program (1)                  -             -               -               $     200.0
Employee Transactions (2)                      60,313     $ 10.89          N/A                N/A

March 1, 2008 to March 31, 2008
Share Repurchase Program (1)                2,316,768     $ 10.70        2,316,768          $     175.2
Employee Transactions (2)                       7,138     $ 10.31          N/A                N/A


Totals January 1, 2008 to March 31, 2008
Share Repurchase Program (1)                2,316,768     $ 10.70        2,316,768          $     175.2
Employee Transactions (2)                      68,850     $ 10.86          N/A                N/A


(1) In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Exhibits
         --------

a)  Exhibits:

     10.1 Offer of Employment Letter between Citizens Communications Company and Cecilia K. McKenney, effective January 13, 2006.

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






                         CITIZENS COMMUNICATIONS COMPANY
                         -------------------------------
                                  (Registrant)


                           By:  /s/ Robert J. Larson
                                ---------------------------
                                Robert J. Larson
                                Senior Vice President and
                                Chief Accounting Officer






Date: May 6, 2008