Form 10-Q
period 2008-06-30
FRONTIER COMMUNICATIONS CORP
filed 2008-08-05
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008
                                                 -------------

                                       or
                                       --

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                       FRONTIER COMMUNICATIONS CORPORATION
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

                         Citizens Communications Company
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

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

                               Yes  X    No
                                   ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No  X
                                   ---      ---

The number of shares outstanding of the registrant's Common Stock as of July 25, 2008 was 315,956,718.


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      Index




                                                                                                     Page No.
                                                                                                     --------

   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007                              2

       Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007            3

       Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007              4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2007 and the six months ended June 30, 2008                                           5

       Consolidated  Statements of  Comprehensive  Income for the three
       and six months ended June 30, 2008 and 2007                                                        5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007              6

       Notes to Consolidated Financial Statements                                                         7

     Management's Discussion and Analysis of Financial Condition and Results of Operations               17

     Quantitative and Qualitative Disclosures about Market Risk                                          29

     Controls and Procedures                                                                             30

   Part II.  Other Information

     Legal Proceedings                                                                                   31

     Risk Factors                                                                                        31

     Unregistered Sales of Equity Securities and Use of Proceeds                                         31

     Submission of Matters to a Vote of Security Holders                                                 33

     Other Information                                                                                   34

     Exhibits                                                                                            34

     Signature                                                                                           35



                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                       (Unaudited)
                                                                                      June 30, 2008     December 31, 2007
                                                                                    ------------------  -------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   178,874          $   226,466
    Accounts receivable, less allowances of $32,965 and $32,748, respectively                 224,463              234,762
    Other current assets                                                                       45,390               62,926
                                                                                    ------------------  -------------------
      Total current assets                                                                    448,727              524,154

Property, plant and equipment, net                                                          3,265,260            3,335,244
Goodwill, net                                                                               2,633,310            2,634,559
Other intangibles, net                                                                        455,917              547,735
Investments                                                                                    21,703               21,191
Other assets                                                                                  188,312              193,186
                                                                                    ------------------  -------------------
           Total assets                                                                   $ 7,013,229          $ 7,256,069
                                                                                    ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $     3,828          $     2,448
    Accounts payable and other current liabilities                                            368,704              443,443
                                                                                    ------------------  -------------------
      Total current liabilities                                                               372,532              445,891

Deferred income taxes                                                                         712,597              711,645
Other liabilities                                                                             351,239              363,737
Long-term debt                                                                              4,746,612            4,736,897

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 318,421,000 and 327,749,000 outstanding, respectively, and 349,456,000
      issued at June 30, 2008 and December 31, 2007)                                           87,364               87,364
    Additional paid-in capital                                                              1,188,509            1,280,508
    Retained earnings                                                                          35,147               14,001
    Accumulated other comprehensive loss, net of tax                                          (77,161)             (77,995)
    Treasury stock                                                                           (403,610)            (305,979)
                                                                                    ------------------  -------------------
      Total shareholders' equity                                                              830,249              997,899
                                                                                    ------------------  -------------------
           Total liabilities and shareholders' equity                                     $ 7,013,229          $ 7,256,069
                                                                                    ==================  ===================


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                2008            2007
                                                           ---------------  --------------
Revenue                                                          $562,550        $578,826

Operating expenses:
     Network access expenses                                       53,998          53,678
     Other operating expenses                                     202,333         213,388
     Depreciation and amortization                                144,250         140,462
                                                           ---------------  --------------
Total operating expenses                                          400,581         407,528
                                                           ---------------  --------------
Operating income                                                  161,969         171,298

Investment and other income (loss), net                             6,393          (6,517)
Interest expense                                                   90,710          98,649
                                                           ---------------  --------------
     Income before income taxes                                    77,652          66,132
Income tax expense                                                 21,874          25,573
                                                           ---------------  --------------

Net income available for common shareholders                     $ 55,778        $ 40,559
                                                           ===============  ==============

Basic income per common share                                    $   0.17        $   0.12
                                                           ===============  ==============

Diluted income per common share                                  $   0.17        $   0.12
                                                           ===============  ==============

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                  2008            2007
                                                            ---------------  --------------
Revenue                                                        $ 1,131,755     $ 1,134,973

Operating expenses:
     Network access expenses                                       114,547         105,075
     Other operating expenses                                      405,597         402,655
     Depreciation and amortization                                 285,330         262,643
                                                            ---------------  --------------
Total operating expenses                                           805,474         770,373
                                                            ---------------  --------------
Operating income                                                   326,281         364,600

Investment and other income (loss), net                              5,158           3,500
Interest expense                                                   181,570         192,613
                                                            ---------------  --------------
     Income before income taxes                                    149,869         175,487
Income tax expense                                                  48,502          67,261
                                                            ---------------  --------------

Net income available for common shareholders                   $   101,367     $   108,226
                                                            ===============  ==============

Basic income per common share                                  $      0.31     $      0.33
                                                            ===============  ==============

Diluted income per common share                                $      0.31     $      0.32
                                                            ===============  ==============


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE SIX MONTHS ENDED JUNE 30, 2008
           ($ and shares in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                               Accumulated
                                     Common Stock     Additional                  Other        Treasury Stock       Total
                                   ------------------  Paid-In     Retained   Comprehensive -------------------- Shareholders'
                                   Shares    Amount    Capital     Earnings       Loss       Shares     Amount      Equity
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------

Balance January 1, 2007            343,956   $85,989  $1,207,399    $ 134,705    $ (81,899) (21,691) $ (288,162) $1,058,032
   Stock plans                           -         -      (6,237)         667            -    1,824      25,399      19,829
   Acquisition of Commonwealth       5,500     1,375      77,939            -            -   12,640     168,121     247,435
   Conversion of EPPICS                  -         -        (549)           -            -      291       3,888       3,339
   Conversion of Commonwealth Notes      -         -       1,956            -            -    2,508      34,775      36,731
   Dividends on common stock of
      $1.00 per share                    -         -           -     (336,025)           -        -           -    (336,025)
   Shares repurchased                    -         -           -            -            -  (17,279)   (250,000)   (250,000)
   Net income                            -         -           -      214,654            -        -           -     214,654
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                         -         -           -            -        3,904        -           -       3,904
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance December 31, 2007          349,456    87,364   1,280,508       14,001      (77,995) (21,707)   (305,979)    997,899
   Stock plans                           -         -      (9,883)           -            -    1,047      14,912       5,029
   Conversion of EPPICS                  -         -         (13)           -            -        7          93          80
   Acquisition of Commonwealth           -         -           -            -            -        1          23          23
   Dividends on common stock of
      $0.50 per share                    -         -     (82,103)     (80,221)           -        -           -    (162,324)
   Shares repurchased                    -         -           -            -            -  (10,383)   (112,659)   (112,659)
   Net income                            -         -           -      101,367            -        -           -     101,367
   Other comprehensive income, net
     of tax and reclassifications
     adjustments                         -         -           -            -          834        -           -         834
                                   -------- --------- ----------- ------------ ------------ -------- ----------- -----------
Balance June 30, 2008              349,456   $87,364  $1,188,509    $  35,147    $ (77,161) (31,035) $ (403,610) $  830,249
                                   ======== ========= =========== ============ ============ ======== =========== ===========



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended June 30,         For the six months ended June 30,
                                         ---------------------------------------    ---------------------------------------
                                               2008                 2007                  2008                 2007
                                         ------------------  -------------------    ------------------  -------------------

Net income                                        $ 55,778             $ 40,559             $ 101,367            $ 108,226
Other comprehensive income, net
   of tax and reclassifications adjustments            417                3,164                   834                3,144
                                         ------------------  -------------------    ------------------  -------------------
Total comprehensive income                        $ 56,195             $ 43,723             $ 102,201            $ 111,370
                                         ==================  ===================    ==================  ===================


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                ($ in thousands)
                                   (Unaudited)

                                                                                 2008              2007
                                                                            ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $ 101,367        $  108,226
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                        285,330           262,643
       Stock based compensation expense                                               6,164             5,445
       Loss on extinguishment of debt                                                 6,290            20,186
       Other non-cash adjustments                                                    (7,303)            4,760
       Deferred income taxes (including FIN 48)                                      (8,996)           28,576
       Change in accounts receivable                                                  8,039             4,232
       Change in accounts payable and other liabilities                             (58,597)          (71,248)
       Change in other current assets                                                 6,561             6,736
                                                                            ----------------  ----------------
Net cash provided by operating activities                                           338,855           369,556

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                        (123,723)         (111,769)
       Cash paid for Commonwealth (net of cash acquired)                                  -          (657,610)
       Other assets (purchased) distributions received, net                          (1,277)            3,851
                                                                            ----------------  ----------------
Net cash used by investing activities                                              (125,000)         (765,528)

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                                    135,000           950,000
       Long-term debt payments                                                     (130,281)         (914,516)
       Settlement of interest rate swaps                                             15,521                 -
       Financing costs paid                                                            (857)          (15,753)
       Premium paid to retire debt                                                   (6,290)          (16,160)
       Issuance of common stock                                                         955            11,472
       Common stock repurchased                                                    (112,659)          (70,730)
       Dividends paid                                                              (162,324)         (170,841)
       Repayment of customer advances for construction                                 (512)             (506)
                                                                            ----------------  ----------------
Net cash used by financing activities                                              (261,447)         (227,034)

Decrease in cash and cash equivalents                                               (47,592)         (623,006)
Cash and cash equivalents at January 1,                                             226,466         1,041,106
                                                                            ----------------  ----------------

Cash and cash equivalents at June 30,                                             $ 178,874        $  418,100
                                                                            ================  ================
Cash paid during the period for:
       Interest                                                                   $ 184,552        $  176,558
       Income taxes                                                               $  49,585        $   47,426

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $   7,909        $   (3,628)
       Conversion of EPPICS                                                       $      80        $    3,279
       Conversion of Commonwealth Notes                                           $       -        $   36,732
       Shares issued for Commonwealth acquisition                                 $      23        $  247,315
       Acquired debt                                                              $       -        $  244,553
       Other acquired liabilities                                                 $       -        $  110,575


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          -------------------------------------------
          Frontier Communications Corporation (formerly Citizens Communications Company through July 30, 2008) and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the results for the interim periods shown.

          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, purchase price allocations, contingencies, the long-term incentive program, and pension and other postretirement benefits, among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year.

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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our consolidated statements of operations and have been included in revenue and other operating expenses at $9.9 million and $9.9 million for the three months ended June 30, 2008 and 2007, respectively, and at $18.5 million and $17.2 million for the six months ended June 30, 2008 and 2007, respectively.

     (c)  Derivative Instruments and Hedging Activities:
          ----------------------------------------------
          We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

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

     (d)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for impairment at the "operating segment" level, as that term is defined in SFAS No. 142, "Goodwill and Other Intangibles Assets." The Company currently has four "operating segments" which are aggregated into one reportable segment.

          SFAS No. 142 requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with the SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to determine whether any changes to these lives are required. We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Accounting for Endorsement Split-Dollar Life Insurance Arrangements
     -------------------------------------------------------------------
     In September 2006, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force (EITF) No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion
     (APB) No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Our adoption of the accounting requirements of EITF No. 06-4 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

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

     Fair Value Option for Financial Assets and Financial Liabilities
     ----------------------------------------------------------------
     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS No. 159 in the first quarter of 2008 had no impact (not applicable) on our financial position, results of operations or cash flows.

     Accounting for Collateral Assignment Split-Dollar Life Insurance
     ----------------------------------------------------------------
     Arrangements
     ------------
     In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods, and the asset in collateral assignment split-dollar life insurance arrangements. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. Our adoption of the accounting requirements of EITF No. 06-10 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

     Accounting for the Income Tax Benefits of Dividends on Share-Based
     ------------------------------------------------------------------
     Payment Awards
     --------------
     In June 2007, the FASB ratified EITF No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard in the first quarter of 2008 had no material impact on our financial position, results of operations or cash flows.

     Business Combinations
     ---------------------
     In December 2007, the FASB revised SFAS No. 141, "Business Combinations." The revised statement, SFAS No. 141R, requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard does not impact our currently reported results.

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

     We have accounted for the acquisitions of Commonwealth and GVN as purchases under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Commonwealth and GVN are recorded as of their respective acquisition dates, at their respective fair values, and consolidated with those of Frontier. The reported consolidated financial condition of Frontier as of June 30, 2008 reflects the final allocation of these fair values for Commonwealth and a preliminary allocation of these fair values for GVN.

     The following unaudited pro forma financial information presents the combined results of operations of Frontier, Commonwealth and GVN as if the acquisitions had occurred at the beginning of 2007. The historical results of the Company include the results of Commonwealth from the date of its acquisition on March 8, 2007, and GVN from the date of its acquisition on October 31, 2007. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed at the beginning of 2007. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of Frontier after completion of the acquisitions.

                                                   For the three        For the six
                                                   months ended         months ended
                                                   June 30, 2007       June 30, 2007
                                                 ------------------   -----------------
($ in thousands, except per share amounts)
 -----------------------------------------
Revenue                                               $ 582,556         $ 1,204,633
Operating income                                      $ 171,555         $   378,748
Net income available for common shareholders          $  38,479         $   115,491

Basic and Diluted income per common share             $    0.11         $      0.34

(4)  Accounts Receivable:
     --------------------
     The  components of accounts  receivable,  net at June 30, 2008 and December
     31, 2007 are as follows:

($ in thousands)                                    June 30, 2008        December 31, 2007
----------------                                 ---------------------  --------------------

End user                                                    $ 240,577             $ 244,592
Other                                                          16,851                22,918
Less:  Allowance for doubtful accounts                        (32,965)              (32,748)
                                                 ---------------------  --------------------
   Accounts receivable, net                                 $ 224,463             $ 234,762
                                                 =====================  ====================

     The Company maintains an allowance for estimated bad debts based on its estimate of collectibility of its accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $8.4 million and $6.7 million for the three months ended June 30, 2008 and 2007, respectively, and $15.6 million and $11.6 million for the six months ended June 30, 2008 and 2007, respectively.

(5)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property, plant and equipment at June 30, 2008 and December 31, 2007 are as follows:

($ in thousands)                               June 30, 2008         December 31, 2007
----------------                            ---------------------   ---------------------

Property, plant and equipment                        $ 7,482,934             $ 7,375,297
Less: Accumulated depreciation                        (4,217,674)             (4,040,053)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 3,265,260             $ 3,335,244
                                            =====================   =====================

     Depreciation  expense is principally  based on the composite  group method.
     Depreciation  expense  was $98.3  million  and $93.3  million for the three months ended June 30, 2008 and 2007,  respectively,  and $193.5 million and
     $179.9   million  for  the  six  months  ended  June  30,  2008  and  2007, respectively.

(6)  Other Intangibles:
     ------------------
     Other intangibles at June 30, 2008 and December 31, 2007 are as follows:

($ in thousands)                             June 30, 2008         December 31, 2007
----------------                        ------------------------  ---------------------

Customer base                                       $ 1,271,085            $ 1,271,085
Trade name                                              132,381                132,381
                                        ------------------------  ---------------------
   Other intangibles                                  1,403,466              1,403,466
Less: Accumulated amortization                         (947,549)              (855,731)
                                        ------------------------  ---------------------
    Total other intangibles, net                    $   455,917            $   547,735
                                        ========================  =====================

     Amortization expense was $45.9 million and $47.2 million for the three months ended June 30, 2008 and 2007, respectively, and $91.8 million and $82.7 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense for the three and six months ended June

     30, 2008 is comprised of $31.6 million and $63.2 million, respectively, for amortization associated with our "legacy" properties and $14.3 million and $28.6 million, respectively, for intangible assets (customer base and trade name) that were acquired in the Commonwealth and GVN acquisitions.

(7)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2007 to June 30, 2008 is as follows:

                                                          Six months ended June 30, 2008
                                           --------------------------------------------------------------                   Interest
                                                                           Interest                                         Rate* at
                            December 31,                      New            Rate        Conversion to        June 30,      June 30,
($ in thousands)                2007        Payments       Borrowings        Swap         Common Stock          2008          2008
----------------           --------------- -------------- -------------   ------------  -----------------  -------------------------

  Rural Utilities Service
    Loan Contracts            $    17,555     $     (470)    $       -       $      -              $   -      $    17,085    6.07%

  Senior Unsecured Debt         4,715,013       (129,811)      135,000         (7,909)                 -        4,712,293    7.65%

  EPPICS                           14,521              -             -              -                (80)          14,441    5.00%

  Industrial Development
     Revenue Bonds                 13,550              -             -              -                  -           13,550    6.31%
                           --------------- -------------- -------------   ------------  -----------------  ---------------

TOTAL LONG-TERM DEBT          $ 4,760,639     $ (130,281)    $ 135,000       $ (7,909)             $ (80)     $ 4,757,369    7.63%
                           =============== ============== =============   ============  =================  ===============

  Less: Debt Discount             (21,294)                                                                         (6,929)
  Less: Current Portion            (2,448)                                                                         (3,828)
                           ---------------                                                                 ---------------
                              $ 4,736,897                                                                     $ 4,746,612
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

     During the first six months of 2008, we retired an aggregate principal amount of $130.4 million of debt, including $128.7 million of 9.25% Senior Notes due 2011, $1.6 million of other senior unsecured debt and rural utilities service loan contracts, and $0.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS).

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 4.37% as of June 30, 2008 based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

     During the first quarter of 2007, we incurred and expensed approximately $4.0 million of fees associated with the bridge loan facility established to temporarily fund our acquisition of Commonwealth. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. The debt retirement generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $16.3 million in the second quarter of 2007 and is included in investment and other income (loss), net. As a result of this debt redemption, we also terminated three interest rate swap agreements hedging an aggregate $150.0 million notional amount of indebtedness. Payments on the swap terminations of approximately $1.0 million were made in the second quarter of 2007.

     As of June 30, 2008, EPPICS representing a total principal amount of $197.3 million have been converted into 15,925,159 shares of our common stock. Approximately $3.9 million of EPPICS, which are convertible into 343,281 shares of our common stock, were outstanding at June 30, 2008. The above table indicates $14.4 million of EPPICS outstanding at June 30, 2008, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

     As of June 30, 2008, we had an available line of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of June 30, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     We are in compliance with all of our debt and credit facility covenants.

(8)  Net Income Per Common Share:
     ----------------------------
     The reconciliation of the net income per common share calculation for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

($ in thousands, except per share amounts)         For the three months ended June 30,  For the six months ended June 30,
------------------------------------------         ----------------------------------   ---------------------------------
                                                        2008              2007               2008              2007
                                                   ----------------  ----------------   ----------------  ---------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Total basic net income available for common
  shareholders                                            $ 55,778          $ 40,559          $ 101,367        $ 108,226

Effect of conversion of preferred securities -
  EPPICS                                                        31                32                 62               89
                                                   ----------------  ----------------   ----------------  ---------------
Total diluted net income available for common
  shareholders                                            $ 55,809          $ 40,591          $ 101,429        $ 108,315
                                                   ================  ================   ================  ===============
Basic earnings per common share:
--------------------------------
Weighted average shares outstanding - basic                320,838           340,469            323,340          332,331
                                                   ----------------  ----------------   ----------------  ---------------
Net income per share available for common
  shareholders                                            $   0.17          $   0.12          $    0.31        $    0.33
                                                   ================  ================   ================  ===============
Diluted earnings per common share:
----------------------------------
Weighted average shares outstanding - basic                320,838           340,469            323,340          332,331
Effect of dilutive shares                                      122               760                286              953
Effect of conversion of preferred securities -
  EPPICS                                                       347               359                348              441
                                                   ----------------  ----------------   ----------------  ---------------
Weighted average shares outstanding - diluted              321,307           341,588            323,974          333,725
                                                   ================  ================   ================  ===============
Net income per share available for common
  shareholders                                            $   0.17          $   0.12          $    0.31        $    0.32
                                                   ================  ================   ================  ===============

     Stock Options
     -------------
     For the three and six months ended June 30, 2008, options to purchase 2,640,000 shares (at exercise prices ranging from $11.15 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     For the three and six months ended June 30, 2007, options to purchase 1,221,150 shares (at exercise prices ranging from $15.94 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

     In addition, for the three and six months ended June 30, 2008 and 2007, restricted stock awards of 1,748,000 and 1,389,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer subject to restriction after the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of June 30, 2008, approximately 99% of the EPPICS outstanding, or about $197.3 million aggregate principal amount of EPPICS, have converted into 15,925,159 shares of our common stock, including shares issued from treasury.

     We had 78,707 and 81,507 shares of potentially dilutive EPPICS at June 30, 2008 and 2007, respectively, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted, we would have issued approximately 343,281 and 355,493 shares of our common stock as of June 30, 2008 and 2007, respectively. These securities have been included in the diluted income per common share calculation for the periods ended June 30, 2008 and 2007.

     Stock Units
     -----------
     At June 30, 2008 and 2007, we had 279,645 and 191,450 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan) and our Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan). These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008. As of June 30, 2008, we had repurchased approximately 10,383,000 shares of our common stock at an aggregate cost of approximately $112.7 million.

(9)  Stock Plans:
     ------------
     At June 30, 2008, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. At June 30, 2008, there were 16,058,182 shares authorized for grant under these plans and 4,246,415 shares available for grant. No further awards may be granted under the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (EIP) or the Deferred Fee Plan.

     On March 17, 2008,  the Company  adopted the  Long-Term  Incentive  Program
     (LTIP). The LTIP will be offered under the Company's Amended and Restated 2000 Equity Incentive Plan and covers the named executive officers and certain other officers. The LTIP is designed to incent and reward the Company's senior executives in the form of common stock if they achieve aggressive growth goals for revenue and free cash flow over a three-year period (the Measurement Period). For purposes of the LTIP, revenue is defined as the Company's total revenues less regulatory revenues, and free cash flow is defined as the Company's publicly reported free cash flow, adjusted to reflect the Company as a full cash taxpayer during the Measurement Period. The growth in these numbers will be measured from a 2007 base, which in the case of free cash flow was also adjusted to reflect the Company as a full cash taxpayer and for certain other items.

     The following summary presents information regarding outstanding stock options as of June 30, 2008 and changes during the six months then ended with regard to options under the MEIP and the EIPs:

                                                                        Weighted            Weighted
                                                      Shares             Average            Average          Aggregate
                                                    Subject to         Option Price         Remaining        Intrinsic
                                                      Option            Per Share         Life in Years        Value
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2008                               3,955,000   $     13.13                  3.4      $ 5,727,000
     Options granted                                             -   $         -
     Options exercised                                    (131,000)  $      7.29                           $   507,000
     Options canceled, forfeited or lapsed                 (53,000)  $     10.11
-------------------------------------------------------------------
Balance at June 30, 2008                                 3,771,000   $     13.38                  3.0      $ 2,586,000
===================================================================

Exercisable at June 30, 2008                             3,756,000   $     13.38                  3.0      $ 2,586,000
===================================================================

     There were no options granted during the first six months of 2008. Cash received upon the exercise of options during the first six months of 2008 totaled $1.0 million.

     The total intrinsic value of stock options exercised during the first six months of 2007 was $4.9 million. The total intrinsic value of stock options outstanding and exercisable at June 30, 2007 was $12.6 million. There were no options granted during the first six months of 2007. Cash received upon the exercise of options during the first six months of 2007 totaled $11.5 million.


     The following summary presents information regarding unvested restricted stock as of June 30, 2008 and changes during the six months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                   Weighted
                                                                    Average
                                                  Number of        Grant Date          Aggregate
                                                    Shares         Fair Value          Fair Value
----------------------------------------------------------------------------------------------------
Balance at January 1, 2008                          1,209,000   $     14.06           $ 15,390,000
     Restricted stock granted                         883,000   $     11.02           $ 10,007,000
     Restricted stock vested                         (326,000)  $     13.96           $  3,699,000
     Restricted stock forfeited                       (18,000)  $     13.55           $    200,000
--------------------------------------------------------------
Balance at June 30, 2008                            1,748,000   $     12.55           $ 19,818,000
==============================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2008 was $18.8 million and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the six months ended June 30, 2007 was approximately $10.6 million and $7.2 million, respectively. The total fair value of unvested restricted stock at June 30, 2007 was $21.2 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2007 was $15.08. Shares granted during the first six months of 2007 totaled 696,000.

(10) Segment Information:
     --------------------
     We operate in one reportable segment, Frontier. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our operating segments because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.

(11) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $3.4 million of deferred gain during the first six months of 2008 and anticipate recognizing $1.6 million during the second half of 2008.

     As of January 16, 2008, we no longer have any derivative instruments. For the six months ended June 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $2.0 million.

(12) Investment and Other Income (Loss), Net:
     ----------------------------------------
     The components of investment and other income (loss), net are as follows:

                                          For the three months ended June 30,  For the six months ended June 30,
                                          ----------------------------------- ----------------------------------
($ in thousands)                                2008             2007              2008              2007
----------------                          ---------------  ------------------ ----------------  ----------------
Interest and dividend income                     $ 1,424          $  8,444          $ 6,528          $ 22,970
Bridge loan fee                                        -                 -                -            (4,026)
Premium on debt repurchases                            -           (17,092)          (6,290)          (18,217)
Gains on expiration/settlement of customer
   advances, net                                   2,883                 -            2,883             1,068
Equity earnings/minority interest in joint
   ventures, net                                   2,405             1,575            2,108               578
Other, net                                          (319)              556              (71)            1,127
                                          ---------------  ------------------ ----------------  ----------------
     Total investment and other income
       (loss), net                               $ 6,393          $ (6,517)         $ 5,158          $  3,500
                                          ===============  ================== ================  ================


(13) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                                        Pension Benefits
                                                  ---------------------------------------------------------
                                                   For the three months ended    For the six months ended
                                                            June 30,                      June 30,
                                                  ---------------------------   ---------------------------
                                                      2008          2007            2008          2007
                                                  -------------  ------------   -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $  1,619      $  2,754        $  3,238      $  4,763
Interest cost on projected benefit obligation           12,875        13,115          25,750        25,045
Expected return on plan assets                         (16,354)      (17,106)        (32,708)      (32,781)
Amortization of prior service cost and unrecognized
       net obligation                                      (64)           81            (128)           53
Amortization of unrecognized loss                        1,272         2,906           2,544         5,806
                                                  -------------  ------------   -------------  ------------
Net periodic benefit cost/(income)                    $   (652)     $  1,750        $ (1,304)     $  2,886
                                                  =============  ============   =============  ============


                                                                 Other Postretirement Benefits
                                                  ---------------------------------------------------------
                                                    For the three months ended   For the six months ended
                                                             June 30,                     June 30,
                                                  ---------------------------   ---------------------------
                                                      2008          2007            2008          2007
                                                  -------------  ------------   -------------  ------------
($ in thousands)
---------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $    149      $    175        $    298      $    350
Interest cost on projected benefit obligation            2,742         2,218           5,484         4,426
Expected return on plan assets                            (122)         (254)           (244)         (508)
Amortization of prior service cost and transition
       obligation                                       (1,934)       (1,447)         (3,868)       (2,894)
Amortization of unrecognized loss                        1,404         1,171           2,808         2,361
                                                  -------------  ------------   -------------  ------------
Net periodic benefit cost                             $  2,239      $  1,863        $  4,478      $  3,735
                                                  =============  ============   =============  ============

     We expect that our 2008 pension and other postretirement benefit expenses will be between $5.0 million and $10.0 million, and that no contribution will be required to be made by us to the pension plan in 2008.

(14) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $300.0 million - $310.0 million for 2008. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

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

(15) Subsequent Event:
     -----------------
     Effective July 31, 2008, Citizens Communications Company (CZN) changed its name and stock symbol to Frontier Communications Corporation (FTR).

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

     * The effects of significantly increased cash taxes in 2008 and future years; and

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. We offer our incumbent local exchange carrier
(ILEC) services under the "Frontier" name. On March 8, 2007, we completed the acquisition of Commonwealth Telephone Enterprises, Inc., which includes a small competitive local exchange carrier (CLEC) component. This acquisition expands our presence in Pennsylvania and strengthens our position as a leading full-service communications provider to rural markets. On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services which expands our presence in California and also strengthens our rural position. As of June 30, 2008, we operated in 24 states with approximately 5,700 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of June 30, 2008, approximately 58% of the households in our territories are able to be served VOIP service by cable operators. We also believe that competition will continue to intensify in 2008 and 2009 and may result in reduced revenues in those years. Our business experienced erosion in access lines and switched access minutes in the first half of 2008 primarily as a result of competition. Competition in our markets may result in reduced revenues in 2008 and 2009.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. In addition, the slowing economic environment in 2008 may be impacting consumer behavior to reduce household expenditures by disconnecting wireline services. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in more bankruptcies and, therefore, affect our ability to collect money owed to us by customers.

We employ a number of strategies to combat the competitive pressures noted above. Our strategies are focused in three areas: customer retention, upgrading and up-selling services to our existing customer base, and new product deployment.

We hope to achieve our customer retention goals by bundling services around the local access line and providing exemplary customer service. Bundled services include high-speed internet, unlimited long distance calling, enhanced telephone features and video offerings. We tailor these services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services, which can also be purchased separately. Customer retention is also enhanced by offering 1, 2 and 3 year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers. Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by the expansion of our customer services hours, shorter scheduling windows for in-home appointments and the implementation of call reminders and follow-up calls for service appointments. In addition, due to a recent realignment and restructuring of approximately 70 local area markets, those markets are now operated by local managers with responsibility for the customer experience in those markets as well as the financial results.

We utilize targeted and innovative promotions to upgrade and up-sell a variety of service offerings including high-speed internet, video, and enhanced long distance and feature packages in order to maximize the average revenue per access line (wallet share) paid to Frontier. We intend to continue to evaluate the need and effectiveness of offering such promotions to drive sales and may offer additional promotions during 2008.

Lastly, we are focused on introducing a number of new products that our customers desire including wireless data, internet portal advertising and the "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing our customers' computer environment and protecting residential and business customers against loss of data as a result of computer failure. It includes one or a combination of hard drive back-up, access to an enhanced level of help desk support and inside wire maintenance. We offer our Peace of Mind services both to our customers and to other users inside and outside of our service territories. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long term profitability or impact on revenue.

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

a)  Liquidity and Capital Resources
    -------------------------------

As of June  30,  2008,  we had  cash and  cash  equivalents  aggregating  $178.9 million. Our primary source of funds continued to be cash generated from operations. For the six months ended June 30, 2008, we used cash flow from operations, incremental borrowing and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

                       Cash Flow from Operating Activities
                       -----------------------------------

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2009, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, losses of access lines, increases in competition and lower subsidy and access revenues are expected to reduce our cash generated by operations. Our below-investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $1.9 million of debt maturing during the last six months of 2008 and approximately $3.9 million and $7.2 million of debt maturing in 2009 and 2010, respectively.

We paid $49.6 million in cash taxes during the first six months of 2008 and expect to pay approximately $100 million to $110 million for the full year of 2008. Our cash tax estimate reflects the currently estimated impact of the "Economic Stimulus Act of 2008." We expect that our cash taxes will increase further in 2009.

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

Capital Expenditures
--------------------
For the six months ended June 30, 2008, our capital expenditures were $123.7 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $300.0 million to $310.0 million for 2008.

                     Cash Flow used by Financing Activities
                     --------------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
For the six months ended June 30, 2008, we retired an aggregate principal amount of $130.4 million of debt, including $128.7 million principal amount of our 9.25% Senior Notes due 2011, $1.6 million of other senior unsecured debt and rural utilities service loan contracts, and $0.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) that were converted into our common stock.

For the six months ended June 30, 2007, we retired an aggregate principal amount of $935.6 million of debt, including $3.3 million of EPPICS and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. During the first quarter of 2007, we temporarily borrowed and repaid $200.0 million utilized to temporarily fund the acquisition of Commonwealth, and we paid down the $35.0 million Commonwealth credit facility. Through June 30, 2007 we retired $183.3 million face amount of Commonwealth convertible notes for which we paid $165.4 million in cash and $36.7 million in common stock. We also paid down $14.2 million of industrial development revenue bonds and $3.9 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 4.37% as of June 30, 2008 based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

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

EPPICS
------
As of June 30, 2008, EPPICS representing a total principal amount of $197.3 million have been converted into 15,925,159 shares of our common stock, and a total of $3.9 million remains outstanding to third parties. Our long-term debt footnote indicates $14.4 million of EPPICS outstanding at June 30, 2008, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we had entered into interest rate swap agreements. Under the terms of these agreements, we made semi-annual, floating rate interest payments based on six month LIBOR and received a fixed rate on the notional amount. The underlying variable rate on these swaps was set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2007 were $400.0 million. Such contracts required us to pay variable rates of interest (estimated average pay rates of approximately 8.54% as of December 31,
2007) and receive fixed rates of interest (average receive rate of 8.50% as of December 31, 2007). All swaps were accounted for under SFAS No. 133 (as amended) as fair value hedges. For the six months ended June 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $2.0 million.

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt.

Credit Facilities
-----------------
As of June 30, 2008, we had available lines of credit with financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of June 30, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the Delaware General Corporate Law. However, we would be restricted under our credit facilities from declaring dividends if an event of default has occurred and is continuing at the time or will result from the dividend declaration.

Our  $200.0  million  term  loan  facility  with  the  Rural  Telephone  Finance
Cooperative (RTFC), that matures in 2011, contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.00 to 1.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the six months ended June 30, 2008 and 2007, we received approximately $1.0 million and $11.5 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008. As of June 30, 2008, we had repurchased approximately 10,383,000 shares of our common stock at an aggregate cost of approximately $112.7 million.

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

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of the contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, pension and other postretirement benefits, the long-term incentive program, income taxes, contingencies and purchase price allocations, among others.

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

Consolidated revenue for the three months ended June 30, 2008 decreased $16.3 million, or 3%, as compared with the prior year period. Consolidated revenue for the six months ended June 30, 2008 decreased $3.2 million as compared with the prior year period. Excluding the additional revenue due to the CTE and GVN acquisitions, revenue decreased $63.7 million during the first half of 2008, or 6%, as compared with the prior period. During the first quarter of 2007, we had a significant favorable settlement of a carrier dispute that resulted in a favorable one-time impact to our revenue of $38.7 million. Excluding the additional revenue due to the one-time favorable settlement in the first quarter of 2007 and the additional revenue due to the CTE and GVN acquisitions, our revenue for the six months ended June 30, 2008 would have declined $25.0 million, or 3%, as compared to the first six months of 2007. This decline is a result of lower local services revenue, subsidy revenue and switched access revenue, partially offset by a $22.6 million increase in data and internet services revenue.

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior, economic conditions, changing technology and by some customers disconnecting second lines when they add high-speed internet or cable modem service. We lost approximately 88,400 access lines during the six months ended June 30, 2008, but added approximately 36,500 high-speed internet subscribers during this same period. The loss of lines during the first six months of 2008 was primarily among residential customers throughout our markets. The non-residential line losses were principally in our eastern and central regions and Rochester, New York.

While access lines is an important metric to gauge some revenue trends, it is not necessarily the best or only measure to evaluate the business. Management believes that understanding the different components of revenue is most important. For this reason, presented on page 26 is a revenue breakdown that categorizes revenue into customer revenue and regulatory revenue (switched and subsidy revenue). Despite the decline in access lines, our customer revenue, which is all revenue except switched access and subsidy, has remained relatively flat overall. The average monthly customer revenue per access line has improved and resulted in an increased wallet share, primarily from residential customers. We expect to continue to lose access lines but to increase high-speed internet subscribers during the remainder of 2008. A continued loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenues, profitability and cash flows to decrease in the second half of 2008.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for the three and six months ended June 30, 2008 and 2007, including the results of our acquisitions.

                                                         REVENUE


                            For the three months ended June 30,             For the six months ended June 30,
                         ------------------------------------------  -------------------------------------------------
($ in thousands)
----------------           2008       2007     $ Change    % Change      2008         2007        $ Change   % Change
                         ---------- --------- ----------- ---------  ------------- -----------   ---------  ----------
Local services           $ 214,703  $226,363   $ (11,660)      -5%    $   431,861  $  430,807    $  1,054          0%
Data and internet
  services                 151,655   138,243      13,412       10%        297,637     256,267      41,370         16%
Access services            101,003   113,429     (12,426)     -11%        208,821     252,453     (43,632)       -17%
Long distance services      46,912    47,053        (141)       0%         93,365      87,481       5,884          7%
Directory services          29,070    28,664         406        1%         57,698      57,334         364          1%
Other                       19,207    25,074      (5,867)     -23%         42,373      50,631      (8,258)       -16%
                         ---------- --------- -----------            ------------- -----------   ---------
                         $ 562,550  $578,826   $ (16,276)      -3%    $ 1,131,755  $1,134,973    $ (3,218)         0%
                         ========== ========= ===========            ============= ===========   =========


Local Services
Local services revenue for the three months ended June 30, 2008 decreased $11.7 million, or 5%, as compared with the prior year period. The loss of access lines accounted for $8.7 million of the decline in local services revenue.

Local services revenue for the six months ended June 30, 2008 increased $1.1 million, as compared with the prior year period. Local services revenue increased $21.7 million as a result of the CTE and GVN acquisitions and decreased $18.4 million for our legacy Frontier operations, primarily due to the continued loss of access lines. Enhanced services revenue decreased $2.2 million, as compared with the prior year period, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenues, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended June 30, 2008 increased $13.4 million, or 10%, as compared with the prior year period, primarily due to growth in data and high-speed internet services.

Data and internet services revenue for the six months ended June 30, 2008 increased $41.4 million, or 16%, as compared with the prior year period. Data and internet services revenue increased $18.8 million as a result of the CTE and GVN acquisitions and another $15.6 million due to the overall growth in data and high-speed internet customers. The number of the Company's high-speed internet subscribers has increased by more than 80,000, or 17%, since June 30, 2007. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits like DS-1's and DS-3's. Revenue from these dedicated high-capacity circuits increased $8.5 million, as compared with the prior year period, primarily due to growth in the number of those circuits.

Access Services
Access services revenue for the three months ended June 30, 2008 decreased $12.4 million, or 11%, as compared with the prior year period. Switched access revenue of $72.7 million decreased $10.1 million, as compared with the prior year period, primarily due to the impact of a decline in minutes of use related to access line losses. Access services revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $28.3 million decreased $2.3 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost per Local Loop (NACPL).

Access services revenue for the six months ended June 30, 2008 decreased $43.6 million, or 17%, as compared with the prior year period. Access services revenue increased $11.3 million as a result of the CTE and GVN acquisitions. Switched access revenue, excluding the impact of the CTE and GVN acquisitions, of $116.7 million decreased $45.6 million, primarily due to the first quarter 2007 settlement of a carrier dispute resulting in a favorable impact on our revenue of $38.7 million (a one-time event) and the impact of a decline in minutes of use related to access line losses. Excluding the impact of that one-time favorable settlement in the first six months of 2007, our switched access revenue for the first half of 2008 would have declined by $6.9 million, or 6%, from the comparable period in 2007. Subsidy revenue, excluding the impact of the CTE and GVN acquisitions, of $52.5 million decreased $9.3 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's NACPL.

Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future. The Federal Communications Commission (FCC) and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. On May 1, 2008 the FCC issued an order to cap Competitive Eligible Telecommunications Companies
(CETC) receipts from the high cost Federal Universal Service Fund. While this order will have no impact on our current receipt levels, we believe this is a positive first step to limit the rapid growth of the fund. The CETC cap will remain in place until the FCC takes additional steps towards needed reform. The FCC is also reviewing the mechanism by which subsidies are funded. Additionally, the FCC and certain states have open proceedings to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states. Future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

Long Distance Services
Long distance services revenue for the three months ended June 30, 2008 was relatively unchanged as compared with the prior year period.

Long distance services revenue for the six months ended June 30, 2008 increased $5.9 million, or 7%, as compared with the prior year period, as a result of $6.9 million in additional long distance services revenue from the CTE and GVN acquisitions. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. The sale of our digital phone and state unlimited products, and its associated unlimited minutes, has resulted in an increase in long distance customers, and the minutes used by these customers. This has lowered our overall average rate per minute billed.

Our long distance minutes of use increased by 23% during the six months ended June 30, 2008 compared to the six months of 2007. Our long distance services revenues have remained relatively unchanged, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP, and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenues during the remainder of 2008.

Directory Services
Directory services revenue for the three and six months ended June 30, 2008 was relatively unchanged as compared with the prior year periods.

Other
Other revenue for the three and six months ended June 30, 2008 decreased $5.9 million, or 23%, and $8.3 million, or 16%, as compared with the prior year periods, primarily due to higher bad debt expenses, fewer equipment sales and decreased "bill and collect" fee revenue.

                       OTHER FINANCIAL AND OPERATING DATA

                                As of                 As of                %
                            June 30, 2008         June 30, 2007         Change
                            -----------------   ------------------   -----------
Access lines:
   Residential                     1,516,402            1,654,854        -8%
   Business                          825,345              848,864        -3%
                            -----------------   ------------------
Total access lines                 2,341,747            2,503,718        -6%
                            -----------------   ------------------

High-speed internet (HSI)
  subscribers                        559,345              479,317        17%
Video subscribers                    107,596               81,092        33%


                                   For the three months ended June 30,                 For the six months ended June 30,
                            -------------------------------------------------- -----------------------------------------------------

                                2008           2007     $ Change    % Change       2008           2007       $ Change      % Change
                            -------------------------------------------------- -----------------------------------------------------
Revenue:
   Residential                 $ 239,633     $ 248,550   $  (8,917)      -4%     $  480,995    $  470,328       $ 10,667       2%
   Business                      221,914       216,847       5,067        2%        441,939       412,192         29,747       7%
                            -------------   ----------- -----------            ------------- -------------   ------------
Total customer revenue           461,547       465,397      (3,850)      -1%        922,934       882,520         40,414       5%
                            -------------   ----------- -----------            ------------- -------------   ------------

   Regulatory (Access
     Services)                   101,003       113,429     (12,426)     -11%        208,821       252,453        (43,632)    -17%
                            -------------   ----------- -----------            ------------- -------------   ------------
Total revenue                  $ 562,550     $ 578,826   $ (16,276)      -3%     $1,131,755    $1,134,973       $ (3,218)      0%
                            -------------   ----------- -----------            ------------- -------------   ------------

Switched access minutes
   of use (in millions)            2,538         2,748                   -8%          5,141         5,276                     -3%
Average monthly total
   revenue per access line     $   79.31     $   76.53                    4%     $    79.04    $    78.75 (1)                  0%
Average monthly customer
   revenue per access line     $   65.07     $   61.53                    6%     $    64.46    $    64.04 (2)                  1%


(1) For the six months ended June 30, 2007, the calculation excludes CTE and GVN data and excludes the $38.7 million favorable one-time impact from the first quarter 2007 settlement of a switched access dispute. The amount is $81.82 with the $38.7 million favorable one-time impact from the settlement.

(2) For the six months ended June 30, 2007, the calculation excludes CTE and GVN data.

                                  NETWORK ACCESS EXPENSES

                             For the three months ended June 30,              For the six months ended June 30,
                         -------------------------------------------  ---------------------------------------------------
      ($ in thousands)
      ----------------     2008       2007     $ Change    % Change      2008         2007        $ Change    % Change
                         ---------- --------- ----------- ----------  ------------ ------------  ----------  ------------
      Network access     $ 53,998   $ 53,678      $ 320        1%      $ 114,547    $ 105,075     $ 9,472          9%


Network access expenses for the three months ended June 30, 2008 increased $0.3 million, or 1%, as compared with the prior year period.

Network  access  expenses for the six months ended June 30, 2008  increased $9.5 million,  or 9%, as  compared  with the prior year  period,  as a result of $9.8
million  in  additional   network  access  expenses  due  to  the  CTE  and  GVN
acquisitions.

                            OTHER OPERATING EXPENSES


                                  For the three months ended June 30,                     For the six months ended June 30,
                           -----------------------------------------------------  --------------------------------------------------
($ in thousands)
----------------               2008          2007       $ Change      % Change       2008         2007      $ Change     % Change
                           ------------  ------------  -------------  ----------  ------------ -----------  -----------  -----------
Wage and benefit expenses     $ 95,317      $100,500      $  (5,183)        -5%     $195,463     $200,328     $ (4,865)        -2%
Severance and early
  retirement costs                 480         1,594         (1,114)       -70%        3,371        1,776        1,595         90%
Stock based compensation         3,145         2,038          1,107         54%        6,164        5,445          719         13%
All other operating
  expenses                     103,391       109,256         (5,865)        -5%      200,599      195,106        5,493          3%
                           ------------  ------------  -------------              ------------ -----------  -----------
                              $202,333      $213,388      $ (11,055)        -5%     $405,597     $402,655     $  2,942          1%
                           ============  ============  =============              ============ ===========  ===========

Wage and benefit expenses
Wage and benefit expenses for the three months ended June 30, 2008 decreased $5.2 million, or 5%, as compared to the prior year period, primarily due to headcount reductions and associated decreases in compensation and benefit expenses attributable to the integration of the back office, customer service and administrative support functions of the CTE and GVN operations acquired in 2007.

Wage and benefit expenses for the six months ended June 30, 2008 decreased $4.9 million, or 2%, as compared with the prior year period. Wage and benefit expenses increased $1.9 million as a result of the CTE and GVN acquisitions. All other wage and benefit expenses decreased $6.8 million for the six months ended June 30, 2008, as compared with the prior year period, primarily due to headcount reductions and associated decreases in compensation and benefit expenses from the integration of functions, as described above.

Included in wage and benefit expenses is pension and other postretirement benefit expenses. These costs for the six months ended June 30, 2008 and 2007 were approximately $3.2 million and $6.6 million, respectively. Based on current assumptions and plan asset values, we estimate that our 2008 pension and other postretirement benefit expenses will be approximately $5.0 million to $10.0 million and that no contribution will be made by us to our pension plan in 2008. In future periods, if the value of our pension plan assets decline and/or projected pension and/or postretirement benefit costs increase, we may have increased pension and/or other postretirement benefit expenses.

Severance and early retirement costs
Severance and early retirement costs for the three months ended June 30, 2008 decreased $1.1 million as compared with the prior year period, primarily due to CTE related charges recorded in the second quarter of 2007.

Severance and early retirement costs for the six months ended June 30, 2008 increased $1.6 million as compared with the prior year period, primarily due to charges recorded in the first half of 2008 related to employee early retirements and terminations for 42 Rochester, New York employees.

Stock based compensation
Stock based compensation for the three months ended June 30, 2008 increased $1.1 million, or 54%, as compared with the prior year period, due to costs associated with the recently adopted long-term incentive program.

Stock based compensation for the six months ended June 30, 2008 increased $0.7 million, or 13%, as compared with the prior year period, due to costs associated with the recently adopted long-term incentive program, partially offset by reduced costs associated with stock units and stock options, since we have fewer stock option grants that remain unvested compared to the prior year period.

All other operating expenses
All other operating expenses for the three months ended June 30, 2008 decreased $5.9 million, or 5%, as compared with the prior year period, primarily due to the expense savings realized by our acquisitions of Commonwealth and Global Valley. All other operating expenses for the six months ended June 30, 2008 increased $5.5 million, or 3%, as compared with the prior year period, primarily due to the additional expenses of $10.5 million resulting from the CTE and GVN acquisitions, as 2008 includes six months of expenses for CTE and GVN while 2007 includes approximately four months for CTE and no costs for GVN.

                                        DEPRECIATION AND AMORTIZATION EXPENSE


                           For the three months ended June 30,                For the six months ended June 30,
                         ------------------------------------------  -------------------------------------------------
      ($ in thousands)
      ----------------      2008      2007     $ Change    % Change      2008         2007        $ Change   % Change
                         ---------- --------- ----------- ---------  ------------- -----------   ---------  ----------
   Depreciation expense   $ 98,367  $ 93,286     $ 5,081        5%      $ 193,512   $ 179,933    $ 13,579          8%
   Amortization expense     45,883    47,176      (1,293)      -3%         91,818      82,710       9,108         11%
                         ---------- --------- -----------            ------------- -----------   ---------
                          $144,250  $140,462     $ 3,788        3%      $ 285,330   $ 262,643    $ 22,687          9%
                         ========== ========= ===========            ============= ===========   =========

Depreciation and  amortization  expense for the three months ended June 30, 2008
increased  $3.8  million,   or  3%,  as  compared  to  the  prior  year  period.
Depreciation  and  amortization  expense for the six months  ended June 30, 2008 increased  $22.7  million,  or 9%,  as  compared  with the  prior  year  period.
Depreciation  and  amortization  expense for the six months  ended June 30, 2008 increased $25.3 million as a result of our 2007  acquisitions of CTE and GVN and includes  amortization  expense related to the customer base acquired in the CTE
and  GVN  acquisitions  and  the  Commonwealth  trade  name.   Depreciation  and
amortization  expense  for the six months  ended June 30,  2008  decreased  $2.6 million,  as compared  with the prior year period,  primarily due to a declining net asset base for our legacy Frontier  properties,  partially offset by changes in the remaining useful lives of certain assets.  An independent  study updating the estimated  remaining useful lives of our plant assets is performed annually.
We adopted  the lives  proposed  in the study  effective  October  1, 2007.  Our
"composite  depreciation  rate" increased from 5.25% to 5.45% as a result of the study. We anticipate  depreciation  expense of  approximately  $375.0 million to
$385.0 million and amortization  expense of $180.0 million to $185.0 million for
2008.

  INVESTMENT AND OTHER INCOME (LOSS), NET/INTEREST EXPENSE/INCOME TAX EXPENSE

                              For the three months ended June 30,            For the six months ended June 30,
                          ------------------------------------------  -------------------------------------------------
($ in thousands)
----------------             2008      2007     $ Change    % Change      2008        2007         $ Change  % Change
                          --------- ---------- ----------- ---------  ------------- ----------    ---------  ----------
Investment and
 other income (loss), net $  6,393   $ (6,517)   $ 12,910      198%      $   5,158   $   3,500     $   1,658        47%
Interest expense          $ 90,710   $ 98,649    $ (7,939)      -8%      $ 181,570   $ 192,613     $ (11,043)       -6%
Income tax expense        $ 21,874   $ 25,573    $ (3,699)     -14%      $  48,502   $  67,261     $ (18,759)      -28%


Investment and other income (loss), net
Investment and other income (loss), net for the three months ended June 30, 2008 increased $12.9 million, or 198%, as compared with the prior year period, primarily due to the loss on retirement of debt of $17.1 million during the second quarter of 2007, partially offset by a decrease of $7.0 million in income from short-term investments of cash.

Investment and other income (loss), net for the six months ended June 30, 2008 increased $1.7 million, or 47%, as compared with the prior year period, primarily due to a reduction in the loss on retirement of debt of $11.9 million and the $4.0 million expense of a bridge loan fee recorded during the first quarter of 2007, partially offset by a decrease of $16.4 million in income from short-term investments of cash.

Our average cash balance was $211.0 million and $832.3 million for the six months ended June 30, 2008 and 2007, respectively.

Interest expense
Interest  expense  for the three  months  ended  June 30,  2008  decreased  $7.9 million, or 8%, as compared with the prior year period, primarily due to the amortization of the deferred gain associated with the termination of our interest rate swap agreements and lower average debt levels. Our average debt outstanding was $4,757.9 million and $5,064.5 million for the three months ended June 30, 2008 and 2007, respectively.

Interest expense for the six months ended June 30, 2008 decreased $11.0 million, or 6%, as compared with the prior year period, primarily due to the amortization of the deferred gain associated with the termination of our interest rate swap agreements and retirement of related debt during the first quarter of 2008, along with slightly lower average debt levels. Our average debt outstanding was $4,758.8 million and $4,887.3 million for the six months ended June 30, 2008 and 2007, respectively. Our composite average borrowing rate as of June 30, 2008 as compared with the prior year was 31 basis points lower, decreasing from 7.94% to 7.63%.

Income tax expense
Income tax expense for the three and six months ended June 30, 2008 decreased $3.7 million, or 14%, and $18.8 million, or 28%, respectively, as compared with the prior year periods, primarily due to changes in taxable income and the reduction in income tax expense of $7.5 million recorded in the second quarter of 2008 that resulted from the expiration of certain statute of limitations on April 15, 2008. The effective tax rate for the first six months of 2008 was 32.4% as compared with 38.3% for the first six months of 2007. Our cash taxes paid for the six months ended June 30, 2008 were $49.6 million, an increase of $2.2 million from the first six months of 2007. We expect to pay approximately $100 million to $110 million for the full year of 2008. Our 2008 cash tax estimate reflects the currently estimated impact of the "Economic Stimulus Act of 2008."

As a result of the expiration of certain statute of limitations on April 15, 2008, the liabilities on our books as of December 31, 2007 related to uncertain tax positions recorded under FASB Interpretation No. (FIN) 48 were reduced by $16.2 million in the second quarter of 2008. This reduction lowered income tax expense by $7.5 million, goodwill by $3.0 million and deferred income tax assets by $5.7 million during the second quarter of 2008.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of June 30, 2008 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $282.4 million of our borrowings at June 30, 2008 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2008, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet, and is being amortized into interest expense over the term of the associated debt.

Sensitivity analysis of interest rate exposure
At June 30, 2008, the fair value of our long-term debt was estimated to be approximately $4.4 billion, based on our overall weighted average borrowing rate of 7.63% and our overall weighted average maturity of approximately 13 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2007.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of June 30, 2008 is limited to our pension assets. We have no other security investments of any material amount.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2008, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2008. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2008 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES


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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended June 30, 2008.


                                      ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------
                                                                                        (d) Maximum
                                                                                         Approximate
                                                                                       Dollar Value of
                                                                 (c) Total Number of   Shares that May
                                     (a) Total                   Shares Purchased as  Yet Be Purchased
                                      Number of    (b) Average     Part of Publicly    Under the Plans
                                        Shares      Price Paid    Announced Plans or    or Programs (in
 Period                               Purchased     per Share         Programs             millions)
---------------------------------------------------------------------------------------------------------

April 1, 2008 to April 30, 2008
Share Repurchase Program (1)            2,410,812     $ 10.51         4,727,580           $ 149.9
Employee Transactions (2)                     247     $ 10.81           N/A                N/A

May 1, 2008 to May 31, 2008
Share Repurchase Program (1)            2,582,411     $ 10.84         7,309,991           $ 121.9
Employee Transactions (2)                       -           -           N/A                N/A

June 1, 2008 to June 30, 2008
Share Repurchase Program (1)            3,073,533     $ 11.24        10,383,524           $  87.4
Employee Transactions (2)                     143     $  9.26           N/A                N/A


Totals April 1, 2008 to June 30, 2008
Share Repurchase Program (1)            8,066,756     $ 10.89        10,383,524           $  87.4
Employee Transactions (2)                     390     $ 10.24           N/A                N/A


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) The registrant held its 2008 Annual Meeting of the Stockholders on May 15, 2008 (the "Meeting").

     (b) Election of directors. At the Meeting, all nominees were elected pursuant to the following votes:

                                                    Number of Votes
                                                   -----------------
                         DIRECTOR                FOR              WITHHELD
                         --------                ---              --------
          Kathleen Q. Abernathy              277,530,899           8,356,519
          Leroy T. Barnes, Jr.               277,521,933           8,365,485
          Peter C.B. Bynoe                   277,598,311           8,289,107
          Michael T. Dugan                   277,636,905           8,250,513
          Jeri B. Finard                     277,574,695           8,312,723
          Lawton W. Fitt                     276,868,610           9,018,808
          William M. Kraus                   277,130,395           8,757,023
          Howard L. Schrott                  277,692,849           8,194,569
          Larraine D. Segil                  277,640,379           8,247,039
          David H. Ward                      277,383,897           8,503,521
          Myron A. Wick III                  277,129,109           8,758,309
          Mary Agnes Wilderotter             274,948,439          10,938,979

     (c)  Other matters submitted to stockholders at the Meeting:

          (1) Adoption of an amendment to the Company's Restated Certificate of Incorporation to change the Company's name from Citizens Communications Company to Frontier Communications Corporation. The matter passed with the following vote:

                  Number of votes FOR              274,962,708
                  Number of votes AGAINST            6,180,244
                  Number of votes ABSTAINING         4,744,466

          (2) Adoption of an amendment to the Company's Restated Certificate of Incorporation to replace the enumerated purposes clause with a general purposes clause. The matter passed with the following vote:

                  Number of votes FOR              274,765,633
                  Number of votes AGAINST            5,198,721
                  Number of votes ABSTAINING         5,923,064

          (3) Stockholder proposal related to executive compensation. The matter did not pass with the following vote:

                  Number of votes FOR               89,901,631
                  Number of votes AGAINST          103,441,872
                  Number of votes ABSTAINING         8,801,979
                  Number of BROKER NON-VOTES        83,741,936

          (4) Ratification of appointment of KPMG LLP as the Company's independent registered public accounting firm for 2008. The matter passed with the following vote:

                  Number of votes FOR              276,369,552
                  Number of votes AGAINST            5,825,909
                  Number of votes ABSTAINING         3,691,957

Item 5.   Other Information
          -----------------

As disclosed in our Proxy Statement for the 2008 Annual Meeting, proposals that stockholders wish to include in our Proxy Statement and form of proxy for our
2009 annual Stockholders meeting must be received by the Secretary of the Company no later than December 10, 2008. For a stockholder proposal that is not intended to be included in our Proxy Statement for our 2009 Annual Meeting, the proposal must be received by the Secretary of the Company not earlier than January 15, 2009 nor later than February 14, 2009 in order to be properly presented at the 2009 Annual Meeting. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 14, 2009, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

Item 6.  Exhibits
         --------

a) Exhibits:

    3.1 Certificate of Amendment of Restated Certificate of Incorporation effective July 31, 2008.

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

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                       FRONTIER COMMUNICATIONS CORPORATION
                       -----------------------------------
                                  (Registrant)


                                   By:   /s/ Robert J. Larson
                                       -----------------------------
                                        Robert J. Larson
                                        Senior Vice President and
                                        Chief Accounting Officer






Date:  August 5, 2008