Form 10-Q
period 2008-09-30
FRONTIER COMMUNICATIONS CORP
filed 2008-11-10
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008
                                               ------------------
                                       or
                                       --

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

                                  Yes  X    No
                                      ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes       No  X
                                      ---      ---

The number of shares outstanding of the registrant's Common Stock as of October 31, 2008 was 311,315,997.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      Index


                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Financial Statements

       Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007                         2

       Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007       3

       Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007        4

       Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 2007 and the nine months ended September 30, 2008                                     5

       Consolidated  Statements of  Comprehensive  Income for the three
       and nine months ended September 30, 2008 and 2007                                                  5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007        6

       Notes to Consolidated Financial Statements                                                         7

     Management's Discussion and Analysis of Financial Condition and Results of Operations               18

     Quantitative and Qualitative Disclosures about Market Risk                                          31

     Controls and Procedures                                                                             32

   Part II.  Other Information

     Legal Proceedings                                                                                   33

     Risk Factors                                                                                        33

     Unregistered Sales of Equity Securities and Use of Proceeds                                         33

     Exhibits                                                                                            35

     Signature                                                                                           36

                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                     (Unaudited)
                                                                                  September 30, 2008     December 31, 2007
                                                                                  ------------------     ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                           $    91,086            $   226,466
    Accounts receivable, less allowances of $35,707 and $32,748, respectively               223,203                234,762
    Other current assets                                                                     55,510                 62,926
                                                                                  ------------------     ------------------
      Total current assets                                                                  369,799                524,154

Property, plant and equipment, net                                                        3,250,897              3,335,244
Goodwill, net                                                                             2,641,814              2,634,559
Other intangibles, net                                                                      405,304                547,735
Investments                                                                                  22,561                 21,191
Other assets                                                                                190,351                193,186
                                                                                  ------------------     ------------------
           Total assets                                                                 $ 6,880,726            $ 7,256,069
                                                                                  ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                  $     3,842            $     2,448
    Accounts payable and other current liabilities                                          353,425                443,443
                                                                                  ------------------     ------------------
      Total current liabilities                                                             357,267                445,891

Deferred income taxes                                                                       711,375                711,645
Other liabilities                                                                           347,275                363,737
Long-term debt                                                                            4,745,161              4,736,897

Shareholders' equity:
    Common stock, $0.25 par value (600,000,000 authorized shares; 311,450,000 and 327,749,000 outstanding, respectively, and 349,456,000
      issued at September 30, 2008 and December 31, 2007)                                    87,364                 87,364
    Additional paid-in capital                                                            1,190,103              1,280,508
    Retained earnings                                                                         3,865                 14,001
    Accumulated other comprehensive loss, net of tax                                        (75,774)               (77,995)
    Treasury stock                                                                         (485,910)              (305,979)
                                                                                  ------------------     ------------------
      Total shareholders' equity                                                            719,648                997,899
                                                                                  ------------------     ------------------
           Total liabilities and shareholders' equity                                   $ 6,880,726            $ 7,256,069
                                                                                  ==================     ==================


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                        2008            2007
                                                                   ---------------  --------------
Revenue                                                                 $ 557,871       $ 575,814

Operating expenses:
     Network access expenses                                               52,478          56,566
     Other operating expenses                                             203,496         215,266
     Depreciation and amortization                                        137,656         138,057
                                                                   ---------------  --------------
Total operating expenses                                                  393,630         409,889
                                                                   ---------------  --------------
Operating income                                                          164,241         165,925

Investment and other income, net                                            1,302           7,172
Interest expense                                                           90,333          95,158
                                                                   ---------------  --------------
     Income before income taxes                                            75,210          77,939
Income tax expense                                                         28,215          30,524
                                                                   ---------------  --------------

Net income available for common shareholders                            $  46,995       $  47,415
                                                                   ===============  ==============

Basic income per common share                                           $    0.15       $    0.14
                                                                   ===============  ==============

Diluted income per common share                                         $    0.15       $    0.14
                                                                   ===============  ==============


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                       2008            2007
                                                                  ---------------  --------------
Revenue                                                               $1,689,626     $ 1,710,787

Operating expenses:
     Network access expenses                                             167,025         161,641
     Other operating expenses                                            609,093         617,921
     Depreciation and amortization                                       422,986         400,700
                                                                  ---------------  --------------
Total operating expenses                                               1,199,104       1,180,262
                                                                  ---------------  --------------
Operating income                                                         490,522         530,525

Investment and other income, net                                           6,460          10,672
Interest expense                                                         271,903         287,771
                                                                  ---------------  --------------
     Income before income taxes                                          225,079         253,426
Income tax expense                                                        76,717          97,785
                                                                  ---------------  --------------

Net income available for common shareholders                          $  148,362     $   155,641
                                                                  ===============  ==============

Basic income per common share                                         $     0.46     $      0.47
                                                                  ===============  ==============

Diluted income per common share                                       $     0.46     $      0.47
                                                                  ===============  ==============

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE NINE
                MONTHS ENDED SEPTEMBER 30, 2008 ($ and shares in
                    thousands, except for per-share amounts)
                                   (Unaudited)


                                                                              Accumulated
                                     Common Stock      Additional                Other       Treasury Stock         Total
                                   ------------------   Paid-In     Retained  Comprehensive --------------------  Shareholders'
                                   Shares    Amount     Capital     Earnings      Loss      Shares     Amount       Equity
                                   -------- --------- ----------- ------------ ------------ -------- ------------ -------------

Balance January 1, 2007            343,956   $85,989  $1,207,399    $ 134,705    $ (81,899) (21,691) $ (288,162)   $1,058,032
   Stock plans                           -         -      (6,237)         667            -    1,824      25,399        19,829
   Acquisition of Commonwealth       5,500     1,375      77,939            -            -   12,640     168,121       247,435
   Conversion of EPPICS                  -         -        (549)           -            -      291       3,888         3,339
   Conversion of Commonwealth Notes      -         -       1,956            -            -    2,508      34,775        36,731
   Dividends on common stock of
      $1.00 per share                    -         -           -     (336,025)           -        -           -      (336,025)
   Shares repurchased                    -         -           -            -            -  (17,279)   (250,000)     (250,000)
   Net income                            -         -           -      214,654            -        -           -       214,654
   Other comprehensive income,
     net of tax and
     reclassifications adjustments       -         -           -            -        3,904        -           -         3,904
                                   -------- --------- ----------- ------------ ------------ -------- -----------   -----------
Balance December 31, 2007          349,456    87,364   1,280,508       14,001      (77,995) (21,707)   (305,979)      997,899
   Stock plans                           -         -      (8,231)           -            -    1,100      15,601         7,370
   Acquisition of Commonwealth           -         -           1            -            -        2          31            32
   Conversion of EPPICS                  -         -         (71)           -            -       49         636           565
   Dividends on common stock of
      $0.75 per share                    -         -     (82,104)    (158,498)           -        -           -      (240,602)
   Shares repurchased                    -         -           -            -            -  (17,450)   (196,199)     (196,199)
   Net income                            -         -           -      148,362            -        -           -       148,362
   Other comprehensive income,
     net of tax and
     reclassifications adjustments       -         -           -            -        2,221        -           -         2,221
                                   -------- --------- ----------- ------------ ------------ -------- -----------   -----------
Balance September 30, 2008         349,456   $87,364  $1,190,103    $   3,865    $ (75,774) (38,006) $ (485,910)   $  719,648
                                   ======== ========= =========== ============ ============ ======== ===========   ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                ($ in thousands)
                                   (Unaudited)

                                          For the three months ended September 30,  For the nine months ended September 30,
                                         -----------------------------------------  ---------------------------------------
                                              2008                  2007                  2008                 2007
                                         ------------------  ---------------------  ------------------  -------------------

Net income                                        $ 46,995             $ 47,415             $ 148,362            $ 155,641
Other comprehensive income (loss),
   net of tax and reclassifications
   adjustments                                       1,387                 (653)                2,221                2,491
                                         ------------------  -------------------    ------------------  -------------------
Total comprehensive income                        $ 48,382             $ 46,762             $ 150,583            $ 158,132
                                         ==================  ===================    ==================  ===================


        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                ($ in thousands)
                                   (Unaudited)

                                                                                 2008              2007
                                                                            ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $ 148,362        $  155,641
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                        422,986           400,700
       Stock based compensation expense                                               9,211             7,809
       Loss on extinguishment of debt                                                 6,290            20,186
       Other non-cash adjustments                                                    (7,112)           12,605
       Deferred income taxes                                                        (11,040)           54,124
       Legal settlement                                                                   -            (7,905)
       Change in accounts receivable                                                  9,299            (5,581)
       Change in accounts payable and other liabilities                             (74,059)          (81,493)
       Change in other current assets                                                (6,847)           (2,822)
                                                                            ----------------  ----------------
Net cash provided by operating activities                                           497,090           553,264

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                        (204,199)         (202,641)
       Cash paid for Commonwealth (net of cash acquired)                                  -          (661,081)
       Other assets (purchased) distributions received, net                          (2,104)            4,401
                                                                            ----------------  ----------------
Net cash used by investing activities                                              (206,303)         (859,321)

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                                    135,000           950,000
       Long-term debt payments                                                     (131,231)         (945,466)
       Settlement of interest rate swaps                                             15,521                 -
       Financing costs paid                                                            (857)          (15,753)
       Premium paid to retire debt                                                   (6,290)          (16,160)
       Issuance of common stock                                                       1,382            13,349
       Common stock repurchased                                                    (196,199)         (219,111)
       Dividends paid                                                              (240,602)         (254,084)
       Repayment of customer advances for construction                               (2,891)             (386)
                                                                            ----------------  ----------------
Net cash used by financing activities                                              (426,167)         (487,611)

Decrease in cash and cash equivalents                                              (135,380)         (793,668)
Cash and cash equivalents at January 1,                                             226,466         1,041,106
                                                                            ----------------  ----------------
Cash and cash equivalents at September 30,                                        $  91,086        $  247,438
                                                                            ================  ================
Cash paid during the period for:
       Interest                                                                   $ 302,606        $  295,463
       Income taxes                                                               $  70,174        $   53,670

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $   7,909        $    6,772
       Conversion of EPPICS                                                       $     565        $    3,289
       Conversion of Commonwealth Notes                                           $       -        $   36,731
       Shares issued for Commonwealth acquisition                                 $      32        $  247,407
       Acquired debt                                                              $       -        $  244,553
       Other acquired liabilities                                                 $       -        $  111,089


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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which have been recorded on a gross basis in our consolidated statements of operations and have been included in revenue and other operating expenses at $9.6 million and $9.6 million for the three months ended September 30, 2008 and 2007, respectively, and at $28.0 million and $26.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

     The Fair Value Option for Financial Assets and Financial Liabilities
     --------------------------------------------------------------------
     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS No. 159 in the first quarter of 2008 had no impact (not applicable) on our financial position, results of operations or cash flows.

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

     Accounting for the Income Tax Benefits of Dividends on Share-Based Payment
     --------------------------------------------------------------------------
     Awards
     ------
     In June 2007, the FASB ratified EITF No. 06-11, "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard in the first quarter of 2008 had no material impact on our financial position, results of operations or cash flows.

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

     The Hierarchy of Generally Accepted Accounting Principles
     ---------------------------------------------------------
     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The effective date of SFAS No. 162 is November 15, 2008. The Company does not believe that SFAS No. 162 will change its current practices and thereby will not impact the preparation of the consolidated financial statements.

     Determining Whether Instruments Granted in Share-Based Payment Transactions
     ---------------------------------------------------------------------------
     are Participating Securities
     ----------------------------
     In June 2008, the FASB ratified FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective, on a retrospective basis, for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has concluded that our outstanding non-vested restricted stock is a participating security in accordance with FSP EITF 03-6-1 and that we will be required to adjust our previously reported basic and diluted income per common share. The Company expects that our adoption of FSP EITF 03-6-1 in the first quarter of 2009 will increase our weighted average shares outstanding and may reduce our basic and diluted income per common share from that previously reported.

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

     We have accounted for the acquisitions of Commonwealth and GVN as purchases under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Commonwealth and GVN are recorded as of their respective acquisition dates, at their respective fair values, and consolidated with those of Frontier. The reported consolidated financial condition of Frontier as of September 30, 2008 reflects the final allocation of these fair values for Commonwealth and GVN.

     With respect to our acquisition of GVN, the purchase price has been allocated based on fair values to the net tangible and intangible assets acquired and liabilities assumed. The final allocation of the GVN purchase price is as follows:

  ($ in thousands)
  ----------------

Allocation of purchase price:
   Current assets                                           $  1,631
   Property, plant and equipment                              24,037
   Goodwill                                                   33,802
   Other intangibles                                           7,250
   Other assets                                                  812
   Current portion of debt                                       (17)
   Accounts payable and other current liabilities               (626)
   Deferred income taxes                                      (3,740)
   Other liabilities                                          (1,148)
                                                    -----------------
Total Purchase Price                                        $ 62,001
                                                    =================

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

                                                        For the three           For the nine
                                                         months ended           months ended
                                                      September 30, 2007     September 30, 2007
                                                     ---------------------   -------------------
($ in thousands, except per share amounts)
------------------------------------------

Revenue                                                         $ 579,710           $ 1,784,343
Operating income                                                $ 166,318           $   545,066
Net income available for common shareholders                    $  45,731           $   161,348
Basic income per common share                                   $    0.14           $      0.49
Diluted income per common share                                 $    0.14           $      0.48


(4)  Accounts Receivable:
     --------------------
     The  components  of  accounts  receivable,  net at  September  30, 2008 and
     December 31, 2007 are as follows:

              ($ in thousands)
              ----------------                                 September 30, 2008      December 31, 2007
                                                             -----------------------  --------------------
              End user                                                 $ 244,056             $ 244,592
              Other                                                       14,854                22,918
              Less:  Allowance for doubtful accounts                     (35,707)              (32,748)
                                                             -----------------------  --------------------
                Accounts receivable, net                               $ 223,203             $ 234,762
                                                             =======================  ====================

     The Company  maintains an allowance  for  estimated  bad debts based on its estimate of  collectibility of its accounts  receivable.  Bad debt expense, which is  recorded as a reduction  of  revenue,  was $8.1  million and $8.7
     million  for  the  three  months  ended   September   30,  2008  and  2007,
     respectively, and $23.7 million and $20.3 million for the nine months ended
     September 30, 2008 and 2007, respectively.

(5)  Property, Plant and Equipment, Net:
     -----------------------------------
     Property,  plant and  equipment at September 30, 2008 and December 31, 2007 is as follows:

              ($ in thousands)
              ----------------                           September 30, 2008      December 31, 2007
                                                        ---------------------   ---------------------

              Property, plant and equipment                    $ 7,542,581             $ 7,375,297
              Less: Accumulated depreciation                    (4,291,684)             (4,040,053)
                                                        ---------------------   ---------------------
                    Property, plant and equipment, net         $ 3,250,897             $ 3,335,244
                                                        =====================   =====================

     Depreciation  expense is principally  based on the composite  group method.
     Depreciation expense was $92.8 million and $90.7 million for the three months ended September 30, 2008 and 2007, respectively, and $286.3 million and $270.6 million for the nine months ended September 30, 2008 and 2007, respectively.

(6)  Other Intangibles:
     ------------------
     Other  intangibles  at  September  30,  2008 and  December  31, 2007 are as
     follows:

              ($ in thousands)
              ----------------                           September 30, 2008       December 31, 2007
                                                       ------------------------  ---------------------

              Customer base                                      $ 1,265,052            $ 1,271,085
              Trade name                                             132,664                132,381
                                                       ------------------------  ---------------------
                 Other intangibles                                 1,397,716              1,403,466
              Less: Accumulated amortization                        (992,412)              (855,731)
                                                       ------------------------  ---------------------
                  Total other intangibles, net                   $   405,304            $   547,735
                                                       ========================  =====================

     Amortization expense was $44.9 million and $47.3 million for the three months ended September 30, 2008 and 2007, respectively, and $136.7 million and $130.1 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense for the three and nine months ended September 30, 2008 is comprised of $31.6 million and $94.8 million, respectively, for amortization associated with our "legacy" properties and $13.3 million and $41.9 million, respectively, for intangible assets (customer base and trade name) that were acquired in the Commonwealth and GVN acquisitions.


(7)  Long-Term Debt:
     ---------------
     The activity in our long-term  debt from December 31, 2007 to September 30,
     2008 is as follows:

                                                              Nine months ended September 30, 2008
                                            -----------------------------------------------------------------
                                                                                                                        Interest
                                                                           Interest                                       Rate* at
                            December 31,                       New           Rate      Conversion to    September 30,  September 30,
($ in thousands)                2007         Payments       Borrowings       Swap       Common Stock        2008            2008
----------------           ---------------  ------------ -------------  ------------  ---------------  -----------------------------

  Rural Utilities Service
    Loan Contracts            $    17,555    $     (707)    $       -      $      -           $    -     $    16,848      6.07%

  Senior Unsecured Debt         4,715,013      (130,524)      135,000        (7,909)               -       4,711,580      7.69%

  EPPICS                           14,521             -             -             -             (565)         13,956      5.00%

  Industrial Development
     Revenue Bonds                 13,550             -             -             -                -          13,550      6.31%
                           ---------------  ------------ -------------  ------------  ---------------  --------------
TOTAL LONG-TERM DEBT          $ 4,760,639    $ (131,231)    $ 135,000      $ (7,909)          $ (565)    $ 4,755,934      7.67%
                           ===============  ============ =============  ============  ===============  ==============

  Less: Debt Discount             (21,294)                                                                    (6,931)
  Less: Current Portion            (2,448)                                                                    (3,842)
                           ---------------                                                             --------------
                              $ 4,736,897                                                                $ 4,745,161
                           ===============                                                             ==============

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.

     During the first nine months of 2008, we retired an aggregate principal amount of $131.8 million of debt, consisting of $128.7 million of 9.25% Senior Notes due 2011, $2.5 million of other senior unsecured debt and rural utilities service loan contracts, and $0.6 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS).

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 5.63% as of September 30, 2008 based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

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

     As of September 30, 2008, EPPICS representing a total principal amount of $197.8 million have been converted into 15,967,465 shares of our common stock. Approximately $3.5 million of EPPICS, which are convertible into 300,974 shares of our common stock, were outstanding at September 30, 2008. The above table indicates $14.0 million of EPPICS outstanding at September 30, 2008, of which $10.5 million is debt of related parties for which the Company has an offsetting receivable.

     As of September 30, 2008, we had an available line of credit with six financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of September 30, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.


     We are in compliance with all of our debt and credit facility covenants.

(8)  Net Income Per Common Share:
     ----------------------------
     The  reconciliation  of the net income per common share calculation for the three and nine months ended September 30, 2008 and 2007,  respectively,  is as follows:

                                                         For the three months                   For the nine months
($ in thousands, except per share amounts)                ended September 30,                   ended September 30,
------------------------------------------         ----------------------------------   ---------------------------------
                                                        2008              2007               2008              2007
                                                   ----------------  ----------------   ----------------  ---------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Total basic net income available for common
  shareholders                                            $ 46,995          $ 47,415          $ 148,362        $ 155,641

Effect of conversion of preferred securities
  - EPPICS                                                      30                31                 92              120
                                                   ----------------  ----------------   ----------------  ---------------
Total diluted net income available for common
  shareholders                                            $ 47,025          $ 47,446          $ 148,454        $ 155,761
                                                   ================  ================   ================  ===============
Basic earnings per common share:
--------------------------------
Weighted average shares outstanding - basic                312,997           334,128            319,869          332,397
                                                   ----------------  ----------------   ----------------  ---------------

Net income per share available for common
  shareholders                                            $   0.15          $   0.14          $    0.46        $    0.47
                                                   ================  ================   ================  ===============
Diluted earnings per common share:
----------------------------------
Weighted average shares outstanding - basic                312,997           334,128            319,869          332,397
Effect of dilutive shares                                      411               651                456            1,007
Effect of conversion of preferred securities
  - EPPICS                                                     312               355                334              415
                                                   ----------------  ----------------   ----------------  ---------------
Weighted average shares outstanding - diluted              313,720           335,134            320,659          333,819
                                                   ================  ================   ================  ===============
Net income per share available for common
  shareholders                                            $   0.15          $   0.14          $    0.46        $    0.47
                                                   ================  ================   ================  ===============


     Stock Options
     -------------
     For the three and nine months ended September 30, 2008, options to purchase 1,962,000 and 2,450,000 shares (at exercise prices ranging from $11.79 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

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

     In addition, for the three and nine months ended September 30, 2008 and 2007, restricted stock awards of 1,740,000 and 1,342,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer subject to restriction after the satisfaction of all specified conditions.

     EPPICS
     ------
     As a result of our July 2004 dividend announcement with respect to our common stock, our EPPICS began to convert into shares of our common stock. As of September 30, 2008, approximately 99% of the EPPICS outstanding, or about $197.8 million aggregate principal amount of EPPICS, have converted into 15,967,465 shares of our common stock, including shares issued from treasury.

     We had 69,007 and 81,307 shares of potentially dilutive EPPICS at September 30, 2008 and 2007, respectively, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted, we would have issued approximately 300,974 and 354,620 shares of our common stock as of September 30, 2008 and 2007, respectively. These securities have been included in the diluted income per common share calculation for the periods ended September 30, 2008 and 2007.

     Stock Units
     -----------
     At September 30, 2008 and 2007, we had 299,462 and 206,506 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan) and our Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan). These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.


     Share Repurchase Programs
     -------------------------
     In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008. As of September 30, 2008, we had repurchased approximately 17,450,000 shares of our common stock at an aggregate cost of approximately $196.2 million. The $200.0 million share repurchase program was completed on October 3, 2008.

(9)  Stock Plans:
     ------------
     At September 30, 2008, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. At September 30, 2008, there were 16,058,182 shares authorized for grant under these plans and 4,191,983 shares available for grant. No further awards may be granted under the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (EIP) or the Deferred Fee Plan.

     On March 17, 2008,  the Company  adopted the  Long-Term  Incentive  Program
     (LTIP). The LTIP is offered under the Company's Amended and Restated 2000 Equity Incentive Plan and covers the named executive officers and certain other officers. The LTIP is designed to incent and reward the Company's senior executives in the form of common stock if they achieve aggressive growth goals for revenue and free cash flow over a three-year period (the Measurement Period). For purposes of the LTIP, revenue is defined as the Company's total revenues less regulatory revenues, and free cash flow is defined as the Company's publicly reported free cash flow, adjusted to reflect the Company as a full cash taxpayer during the Measurement Period. The growth in these numbers will be measured from a 2007 base, which in the case of free cash flow was also adjusted to reflect the Company as a full cash taxpayer and for certain other items.

     The following summary presents information regarding outstanding stock options as of September 30, 2008 and changes during the nine months then ended with regard to options under the MEIP and the EIPs:

                                                                           Weighted         Weighted
                                                         Shares             Average         Average         Aggregate
                                                       Subject to         Option Price      Remaining       Intrinsic
                                                         Option            Per Share      Life in Years       Value
     --------------------------------------------------------------------------------------------------------------------
     Balance at January 1, 2008                             3,955,000   $     13.13             3.4          $ 5,727,000
        Options granted                                             -   $         -
        Options exercised                                    (186,000)  $      7.43                          $   737,000
        Options canceled, forfeited or lapsed                 (57,000)  $     10.25
     -----------------------------------------------------------------
     Balance at September 30, 2008                          3,712,000   $     13.46             2.7          $ 2,588,000
     =================================================================

     Exercisable at September 30, 2008                      3,700,000   $     13.46             2.7          $ 2,588,000
     =================================================================

     There were no options granted during the first nine months of 2008. Cash received upon the exercise of options during the first nine months of 2008 totaled $1.4 million.

     The total intrinsic value of stock options exercised during the first nine months of 2007 was $5.9 million. The total intrinsic value of stock options outstanding and exercisable at September 30, 2007 was $9.2 million and $8.9 million, respectively. There were no options granted during the first nine months of 2007. Cash received upon the exercise of options during the first nine months of 2007 totaled $13.3 million.


     The following summary presents information regarding unvested restricted stock as of September 30, 2008 and changes during the nine months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                Weighted
                                                                Average
                                           Number of           Grant Date          Aggregate
                                             Shares            Fair Value          Fair Value
--------------------------------------------------------------------------------------------------
Balance at January 1, 2008                      1,209,000      $     14.06         $ 15,390,000
     Restricted stock granted                     886,000      $     11.02         $ 10,183,000
     Restricted stock vested                     (336,000)     $     13.95         $  3,864,000
     Restricted stock forfeited                   (19,000)     $     13.52         $    214,000
----------------------------------------------------------
Balance at September 30, 2008                   1,740,000      $     12.54         $ 20,008,000
==========================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2008 was $17.1 million and the weighted average period over which this cost is expected to be recognized is approximately three years.

     The total fair value of shares granted and vested during the nine months ended September 30, 2007 was approximately $10.1 million and $6.8 million, respectively. The total fair value of unvested restricted stock at September 30, 2007 was $19.2 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2007 was $15.08. Shares granted during the first nine months of 2007 totaled 707,000.

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

(11) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $4.2 million of deferred gain during the first nine months of 2008 and anticipate recognizing $0.8 million during the fourth quarter of 2008.

     As of January 16, 2008, we no longer have any derivative instruments. For the nine months ended September 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $2.8 million.

(12) Investment and Other Income, Net:
     ---------------------------------
     The components of investment and other income, net are as follows:

                                                For the three months               For the nine months
                                                 ended September 30,                ended September 30,
                                          --------------------------------- ----------------------------------
($ in thousands)                               2008             2007             2008              2007
----------------                          ---------------  ---------------- ----------------  ----------------
Interest and dividend income                     $ 1,147           $ 5,696          $ 7,675          $ 28,666
Bridge loan fee                                        -                 -                -            (4,026)
Premium on debt repurchases                            -                 -           (6,290)          (18,217)
Gains on expiration/settlement of
   customer advances, net                            945               355            3,828             1,423
Equity earnings/minority interest
   in joint ventures, net                            (48)              119            2,060               697
Other, net                                          (742)            1,002             (813)            2,129
                                          ---------------  ---------------- ----------------  ----------------
     Total investment and other
       income, net                               $ 1,302           $ 7,172          $ 6,460          $ 10,672
                                          ===============  ================ ================  ================

(13) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                                        Pension Benefits
                                                  ---------------------------------------------------------
                                                      For the three months         For the nine months
                                                       ended September 30,         ended September 30,
                                                  ---------------------------   ---------------------------
                                                      2008          2007            2008          2007
                                                  -------------  ------------   -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $  1,384      $  2,121        $  4,622      $  6,884
Interest cost on projected benefit obligation           13,584        12,901          39,334        37,946
Expected return on plan assets                         (16,274)      (17,247)        (48,982)      (50,028)
Amortization of prior service cost and unrecognized
       net obligation                                      (63)         (208)           (191)         (155)
Amortization of unrecognized loss                        2,155           750           4,699         6,556
                                                  -------------  ------------   -------------  ------------
Net periodic benefit cost/(income)                    $    786      $ (1,683)       $   (518)     $  1,203
                                                  =============  ============   =============  ============


                                                                 Other Postretirement Benefits
                                                  ---------------------------------------------------------
                                                      For the three months          For the nine months
                                                       ended September 30,           ended September 30,
                                                  ---------------------------   ---------------------------
                                                      2008          2007            2008          2007
                                                  -------------  ------------   -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $     73      $     92        $    371      $    442
Interest cost on projected benefit obligation            2,885         2,909           8,369         7,335
Expected return on plan assets                            (135)          (36)           (379)         (544)
Amortization of prior service cost and transition
       obligation                                       (1,941)       (2,420)         (5,809)       (5,314)
Amortization of unrecognized loss                        1,569         1,828           4,377         4,189
                                                  -------------  ------------   -------------  ------------
Net periodic benefit cost                             $  2,451      $  2,373        $  6,929      $  6,108
                                                  =============  ============   =============  ============


     We expect that our 2008 pension and other postretirement benefit expenses will be between $8.0 million and $11.0 million, and that no contribution will be required to be made by us to the pension plan in 2008.

     As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $821.5 million at December 31, 2007 to $680.2 million at September 30, 2008, a decrease of $142.3 million, or 17%. While the decline in pension plan assets will not impact our current operations, liquidity or cash flows in 2008, if the drop in 2008 asset value is not recovered by December 31, 2008 we expect that our pension expense will increase in 2009 and we may be required to make a cash contribution to the pension plan in 2009.

(14) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $295.0 million to $305.0 million for 2008. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

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

     * The effects of changes in both general and local economic conditions on the markets we serve, which can impact demand for our products and services, customer purchasing decisions, collectability of revenue and required levels of capital expenditures related to new construction of residences and businesses;

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

     * Further declines in the value of our pension plan assets, which could require us to make contributions to the pension plan in 2009;

     * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate union contracts expiring in the remainder of 2008 and in 2009;

     * Our ability to pay a $1.00 per common share dividend annually, which may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in 2009) and our liquidity;

     *    The effects of significantly increased cash taxes in 2008 and 2009;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes; and

     * The possible impact of adverse changes in political or other external factors over which we have no control, including hurricanes and other severe weather.

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. On March 8, 2007, we completed the acquisition of Commonwealth Telephone Enterprises, Inc., which included a small competitive local exchange carrier (CLEC) component. This acquisition expanded our presence in Pennsylvania and strengthened our position as a leading full-service communications provider to rural markets. On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services which expanded our presence in California and also strengthened our rural position. As of September 30, 2008, we operated in 24 states with 5,790 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators, wireless carriers, voice over internet protocol (VOIP)
providers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of September 30, 2008, approximately 65% of the households in our territories have VOIP as an available service option from cable operators. We also believe that competition will continue to intensify in 2009 and may result in reduced revenues. Our business experienced erosion in access lines and switched access minutes in the first nine months of 2008 primarily as a result of competition and business downsizing. We also experienced a reduction in revenue for the first nine months of 2008 as compared to 2007.

The communications industry is undergoing significant changes. The market is extremely competitive, resulting in lower prices. In addition, the recent severe contraction in the global financial markets may be impacting consumer behavior to reduce household expenditures by not purchasing our services and/or by discontinuing our services. These trends are likely to continue and result in a challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by customers.

We employ a number of strategies to combat the competitive pressures noted above. Our strategies are focused in the following areas: customer retention, upgrading and up-selling services to our existing customer base, new customer growth, win backs and new product deployment.

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

We utilize targeted and innovative promotions to sell new customers moving into our territory, win back previously lost customers, upgrade and up-sell a variety of service offerings including High-Speed Internet, video, and enhanced long distance and feature packages in order to maximize the average revenue per access line (wallet share) paid to Frontier. We intend to continue to offer such promotions to drive sales and may offer additional promotions in the future.

Lastly, we are focused on introducing a number of new products that our customers desire including wireless data, internet portal advertising and the "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing the total communications and personal computing experience for our customers. The Peace of Mind product and services are designed to provide value and simplicity to meet our customers' ever changing needs. The Peace of Mind product and services suite includes services such as an in home, full install of our high-speed product, two hour appointment windows for the installation, hard drive back-up services, enhanced help desk PC support and inside wire maintenance. We offer our Peace of Mind services both to our customers and to other users inside and outside of our service territories. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long term profitability or impact on revenue.

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, billing them on a single bill, providing superior customer service, and being active in our local communities will make our customers more loyal to us, and will help us generate new, and retain existing, customer revenue.

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

a)  Liquidity and Capital Resources
    -------------------------------

As of September 30, 2008, we had cash and cash equivalents aggregating $91.1 million. Our primary source of funds continued to be cash generated from operations. For the nine months ended September 30, 2008, we used cash flow from operations, incremental borrowing and cash and cash equivalents to fund capital expenditures, dividends, interest payments, debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2009, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, losses of access lines, increases in competition, lower subsidy and access revenues and the impact of the current economic environment are expected to reduce our cash generated by operations. In addition, although we believe, based on information available to us, that the financial institutions syndicated under our credit facility would be able to fulfill their commitments, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future. Further, the current credit market turmoil and our below-investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $1.0 million of debt maturing during the last three months of 2008 and approximately $3.9 million and $7.2 million of debt maturing in 2009 and 2010, respectively.

                       Cash Flow from Operating Activities
                       -----------------------------------

Cash provided by operating activities declined $56.2 million, or 10%, for the nine months ended September 30, 2008 as compared with the prior year period. The decline resulted from a drop in operating income, as adjusted for non-cash items, lower investment income and an increase in current income tax expenditures. These declines were partially offset by increased collections of accounts receivable and other changes in working capital that positively impacted our cash position as compared to the prior year.

We paid $70.2 million in cash taxes during the first nine months of 2008 and expect to pay approximately $80.0 million to $90.0 million for the full year of 2008. Our cash tax estimate reflects the currently estimated impact of the "Economic Stimulus Act of 2008." We expect that our cash taxes will increase further in 2009.

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

On October 31, 2007, we acquired Global Valley Networks, Inc. and GVN Services for a total cash consideration of $62.0 million.

Capital Expenditures
--------------------
For the nine months ended September 30, 2008, our capital expenditures were $204.2 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $295.0 million to $305.0 million for 2008.

                     Cash Flow used by Financing Activities
                     --------------------------------------

Debt Reduction
--------------
For the nine months ended September 30, 2008, we retired an aggregate principal amount of $131.8 million of debt, consisting of $128.7 million principal amount of our 9.25% Senior Notes due 2011, $2.5 million of other senior unsecured debt and rural utilities service loan contracts, and $0.6 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) that were converted into our common stock.

For the nine months ended September 30, 2007, we retired an aggregate principal amount of $966.6 million of debt, including $3.3 million of EPPICS and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. During the first quarter of 2007, we temporarily borrowed and repaid $200.0 million utilized to temporarily fund the acquisition of Commonwealth, and we paid down the $35.0 million Commonwealth credit facility. Through September 30, 2007, we retired $183.3 million face amount of Commonwealth convertible notes for which we paid $165.4 million in cash and $36.7 million in common stock. We also paid down $44.6 million of industrial development revenue bonds and $4.1 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 5.63% as of September 30, 2008 based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

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

EPPICS
------
As of September 30, 2008, EPPICS representing a total principal amount of $197.8 million have been converted into 15,967,465 shares of our common stock, and a total of $3.5 million remains outstanding to third parties. Our long-term debt footnote indicates $14.0 million of EPPICS outstanding at September 30, 2008, of which $10.5 million is debt of related parties for which we have an offsetting receivable.

Interest Rate Management
------------------------
In order to manage our interest expense, we had entered into interest rate swap agreements. Under the terms of these agreements, we made semi-annual, floating rate interest payments based on six month LIBOR and received a fixed rate on the notional amount. The underlying variable rate on these swaps was set either in advance or in arrears.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2007 were $400.0 million. Such contracts required us to pay variable rates of interest (estimated average pay rates of approximately 8.54% as of December 31,
2007) and receive fixed rates of interest (average receive rate of 8.50% as of December 31, 2007). All swaps were accounted for under SFAS No. 133 (as amended) as fair value hedges. For the nine months ended September 30, 2007, the interest expense resulting from these interest rate swaps totaled approximately $2.8 million.

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

Credit Facilities
-----------------
As of September 30, 2008, we had available lines of credit with six financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of September 30, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. Although we believe, based on information available to us, that the financial institutions syndicated under our credit facility would be able to fulfill their commitments, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the Delaware General Corporation Law. However, we would be restricted under our credit facilities from declaring dividends if an event of default has occurred and is continuing at the time or will result from the dividend declaration.

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

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the nine months ended September 30, 2008 and 2007, we received approximately $1.4 million and $13.3 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008. As of September 30, 2008, we had repurchased approximately 17,450,000 shares of our common stock at an aggregate cost of approximately $196.2 million. The $200.0 million share repurchase program was completed on October 3, 2008.

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

     *    Business Combinations (SFAS No. 141R)
          -------------------------------------

     *    Noncontrolling  Interests in Consolidated  Financial  Statements (SFAS
          ----------------------------------------------------------------------
          No. 160)
          --------

     *    The Hierarchy of Generally  Accepted  Accounting  Principles (SFAS No.
          ----------------------------------------------------------------------
          162)
          ----

     *    Determining   Whether   Instruments  Granted  in  Share-Based  Payment
          ----------------------------------------------------------------------
          Transactions are Participating Securities (FSP EITF 03-6-1)
          -----------------------------------------------------------

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

Consolidated revenue for the three months ended September 30, 2008 decreased $17.9 million, or 3%, as compared with the prior year period. Consolidated revenue for the nine months ended September 30, 2008 decreased $21.2 million as compared with the prior year period. Excluding the additional revenue due to the CTE and GVN acquisitions, revenue decreased $80.9 million during the first nine months of 2008, or 5%, as compared with the prior period. During the first quarter of 2007, we had a significant favorable settlement of a carrier dispute that resulted in a favorable one-time impact to our revenue of $38.7 million. Excluding the additional revenue due to the one-time favorable settlement in the first quarter of 2007 and the additional revenue due to the CTE and GVN acquisitions, our revenue for the nine months ended September 30, 2008 would have declined $42.2 million, or 3%, as compared to the first nine months of 2007. This decline is a result of lower local services revenue, subsidy revenue and switched access revenue, partially offset by a $32.5 million, or 9%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior (including wireless substitution), economic conditions, changing technology and by some customers disconnecting second lines when they add High-Speed Internet or cable modem service. We lost approximately 132,700 access lines during the nine months ended September 30, 2008, but added approximately 49,100 High-Speed Internet subscribers during this same period.

While access lines are an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate the business. Management believes that understanding the different components of revenue is most important. For this reason, presented on page 28 is a revenue breakdown that categorizes revenue into customer revenue and regulatory revenue (switched and subsidy revenue). Despite the decline in access lines, our customer revenue, which is all revenue except switched access and subsidy, has declined by less than 1 percent. The average monthly customer revenue per access line has improved and resulted in an increased wallet share, primarily from residential customers. We expect to continue to lose access lines but to increase High-Speed Internet subscribers during the remainder of 2008. A continued loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the last quarter of 2008 and in 2009.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for the three and nine months ended September 30, 2008 and 2007, including the results of our acquisitions.

                                                         REVENUE

                           For the three months ended September 30,         For the nine months ended September 30,
                         ---------------------------------------------   -------------------------------------------------
 ($ in thousands)
 ----------------
                           2008      2007        $ Change    % Change       2008         2007        $ Change   % Change
                         ---------- ----------  ------------ ---------   ------------ -----------   ----------  ----------
Local services           $ 210,749  $ 224,978    $ (14,229)     -6%      $   642,610  $   655,785   $ (13,175)      -2%
Data and internet
  services                 154,047    140,205       13,842      10%          451,684      396,472      55,212       14%
Access services             99,555    113,127      (13,572)    -12%          308,376      365,580     (57,204)     -16%
Long distance services      46,395     47,732       (1,337)     -3%          139,760      135,213       4,547        3%
Directory services          28,126     28,342         (216)     -1%           85,824       85,676         148        0%
Other                       18,999     21,430       (2,431)    -11%           61,372       72,061     (10,689)     -15%
                         ---------- ----------  ------------             ------------ -----------   ----------
                         $ 557,871  $ 575,814    $ (17,943)     -3%      $ 1,689,626  $ 1,710,787   $ (21,161)      -1%
                         ========== ==========  ============             ============ ===========   ==========

Local Services
Local services revenue for the three months ended September 30, 2008 decreased $14.2 million, or 6%, as compared with the prior year period. The loss of access lines accounted for $10.9 million of the decline in local services revenue. Enhanced services revenue decreased $1.5 million, as discussed below.

Local services revenue for the nine months ended September 30, 2008 decreased $13.2 million, as compared with the prior year period. Local services revenue increased $20.4 million as a result of the CTE and GVN acquisitions and decreased $33.6 million for our legacy Frontier operations, primarily due to the continued loss of access lines. Enhanced services revenue, excluding the impact of the CTE and GVN acquisitions, decreased $3.5 million, as compared with the prior year period, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages instead of individual features.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended September 30, 2008 increased $13.8 million, or 10%, as compared with the prior year period, primarily due to growth in data and High-Speed Internet customers.

Data and internet services revenue for the nine months ended September 30, 2008 increased $55.2 million, or 14%, as compared with the prior year period. Data and internet services revenue increased $22.8 million as a result of the CTE and GVN acquisitions and another $32.4 million due to the overall growth in data and High-Speed Internet customers. The number of the Company's High-Speed Internet subscribers has increased by more than 74,700, or 15%, since September 30, 2007. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity internet and ethernet circuits. Revenue from these dedicated high-capacity circuits increased $12.4 million, as compared with the prior year period, primarily due to growth in the number of those circuits.

Access Services
Access services revenue for the three months ended September 30, 2008 decreased $13.6 million, or 12%, as compared with the prior year period. Switched access revenue of $70.0 million decreased $9.6 million, as compared with the prior year period, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Access services revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $29.6 million decreased $4.0 million, due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost per Local Loop (NACPL) used by the Federal Communications Commission (FCC) to allocate funds among all recipients. Third quarter 2008 subsidy revenue was negatively impacted by $2.5 million in unfavorable adjustments resulting from audits of the Federal High Cost Fund program.

Access services revenue for the nine months ended September 30, 2008 decreased $57.2 million, or 16%, as compared with the prior year period. Access services revenue increased $8.2 million as a result of the CTE and GVN acquisitions.
Switched access revenue, excluding the impact of the CTE and GVN acquisitions, of $174.4 million decreased $48.8 million, primarily due to the first quarter 2007 settlement of a carrier dispute resulting in a favorable impact on our revenue of $38.7 million (a one-time event) and the impact of a decline in minutes of use related to access line losses. Excluding the impact of that one-time favorable settlement in the first nine months of 2007, our switched access revenue for the first nine months of 2008 would have declined by $10.1 million, or 5%, from the comparable period in 2007. Subsidy revenue, excluding the impact of the CTE and GVN acquisitions, of $77.2 million decreased $16.5 million, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's NACPL.

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

The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation and revisions to the Federal Universal Service funding and disbursement mechanisms. When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations. However, future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

Certain states have open proceedings to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided nor the effect on our subsidy or access revenues. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.

Long Distance Services
Long distance services revenue for the three months ended September 30, 2008 decreased $1.3 million, or 3%, as compared with the prior year period, primarily due to lower average revenue per minute of use, as discussed below.

Long distance services revenue for the nine months ended September 30, 2008 increased $4.5 million, or 3%, as compared with the prior year period, as a result of $6.8 million in additional long distance services revenue from the CTE and GVN acquisitions. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. The sale of our digital phone and state unlimited products, and their associated unlimited minutes, has resulted in an increase in long distance customers, and the minutes used by these customers. This has lowered our overall average rate per minute billed.

Our long distance minutes of use increased by 15% during the nine months ended September 30, 2008 compared to the nine months of 2007. Our long distance services revenue has remained relatively unchanged, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenue during the remainder of 2008 and in 2009.

Directory Services
Directory services revenue for the three and nine months ended September 30, 2008 was relatively unchanged as compared with the prior year periods.

Other
Other revenue for the three and nine months ended September 30, 2008 decreased $2.4 million, or 11%, and $10.7 million, or 15%, as compared with the prior year periods, primarily due to higher bad debt expenses, fewer equipment sales and decreased "bill and collect" fee revenue.

                       OTHER FINANCIAL AND OPERATING DATA

                                        As of                 As of                  %
                                 September 30, 2008     September 30, 2007        Change
                                 --------------------   -------------------   ----------------
Access lines:
   Residential                             1,484,809             1,617,916          -8%
   Business                                  811,651               842,666          -4%
                                 --------------------   -------------------
Total access lines                         2,296,460             2,460,582          -7%
                                 --------------------   -------------------
High-Speed Internet (HSI)
  subscribers                                571,946               497,241          15%
Video subscribers                            112,350                86,446          30%

                                For the three months ended September 30,            For the nine months ended September 30,
                           ----------------------------------------------- ---------------------------------------------------------
                               2008         2007      $ Change   % Change      2008             2007         $ Change    % Change
                           ----------------------------------------------- -------------------------------   -----------------------
Revenue:
   Residential               $ 238,684    $ 247,890    $  (9,206)     -4%   $   719,679      $  718,218      $   1,461        0%
   Business                    219,632      214,797        4,835       2%       661,571         626,989         34,582        6%
                           ------------   ----------  -----------          -------------   ---------------   -----------
Total customer revenue         458,316      462,687       (4,371)     -1%     1,381,250       1,345,207         36,043        3%
                           ------------   ----------  -----------          -------------   ---------------   -----------
   Regulatory (Access
     Services)                  99,555      113,127      (13,572)    -12%       308,376         365,580        (57,204)     -16%
                           ------------   ----------  -----------          -------------   ---------------   -----------
Total revenue                $ 557,871    $ 575,814    $ (17,943)     -3%   $ 1,689,626      $1,710,787      $ (21,161)      -1%
                           ------------   ----------  -----------          -------------   ---------------   -----------

Switched access minutes of
   us (in millions)              2,522        2,711                   -7%         7,663           7,987                      -4%
Average monthly total
   revenue per access line   $   80.20    $   77.33                    4%   $     82.85 (2)  $    79.30 (1)                   4%
Average monthly customer
   revenue per access line   $   65.89    $   62.14                    6%   $     68.44 (2)  $    64.47 (2)                   6%

(1) For the nine months ended September 30, 2007, the calculation excludes CTE and GVN data and excludes the $38.7 million favorable one-time impact from the first quarter 2007 settlement of a switched access dispute. The amount is $81.37 with the $38.7 million favorable one-time impact from the settlement.

(2) For the nine months ended September 30, 2008 and 2007, the calculations exclude CTE and GVN data.

                                   NETWORK ACCESS EXPENSES

                           For the three months ended September 30,        For the nine months ended September 30,
                         ----------------------------------------------  -------------------------------------------------
      ($ in thousands)
      ----------------
                            2008       2007       $ Change    % Change      2008         2007       $ Change    % Change
                         ---------- ---------  -------------- ---------  ------------ -----------   ----------  ----------
      Network access     $ 52,478   $ 56,566     $ (4,088)       -7%      $ 167,025    $ 161,641     $ 5,384        3%

Network access  expenses for the three months ended September 30, 2008 decreased
$4.1 million, or 7%, as compared with the prior year period, primarily due to decreasing rates and more efficient circuit routing for our long distance and data products.

Network access  expenses for the nine months ended  September 30, 2008 increased
$5.4 million, or 3%, as compared with the prior year period, as a result of $9.5
million  in  additional   network  access  expenses  due  to  the  CTE  and  GVN
acquisitions, partially offset by the cost savings, as described above.

                            OTHER OPERATING EXPENSES

                                 For the three months ended September 30,              For the nine months ended September 30,
                           ----------------------------------------------------  ---------------------------------------------------
($ in thousands)
----------------              2008         2007       $ Change      % Change       2008         2007       $ Change      % Change
                           -----------  -----------  -------------  ----------   -----------  ----------  ------------  ------------
Wage and benefit expenses    $ 98,548     $100,965      $  (2,417)        -2%     $294,011     $301,293      $ (7,282)        -2%
Severance and early
  retirement costs                227       12,098        (11,871)       -98%        3,598       13,874       (10,276)       -74%
Stock based compensation        3,047        2,364            683         29%        9,211        7,809         1,402         18%
All other operating
  expenses                    101,674       99,839          1,835          2%      302,273      294,945         7,328          2%
                           -----------  -----------  -------------               -----------  ----------  ------------
                             $203,496     $215,266      $ (11,770)        -5%     $609,093     $617,921      $ (8,828)        -1%
                           ===========  ===========  =============               ===========  ==========  ============

Wage and benefit expenses
Wage and benefit expenses for the three months ended September 30, 2008 decreased $2.4 million, or 2%, as compared to the prior year period, primarily due to headcount reductions and associated decreases in compensation and benefit expenses attributable to the integration of the back office, customer service and administrative support functions of the CTE and GVN operations acquired in 2007.

Wage and benefit expenses for the nine months ended September 30, 2008 decreased $7.3 million, or 2%, as compared with the prior year period, primarily due to headcount reductions and associated decreases in compensation and benefit expenses from the integration of functions, as described above.

Included in wage and benefit expenses is pension and other postretirement benefit expenses. These costs for the nine months ended September 30, 2008 and 2007 were approximately $6.4 million and $7.3 million, respectively. Based on current assumptions and plan asset values, we estimate that our 2008 pension and other postretirement benefit expenses will be approximately $8.0 million to $11.0 million and that no contribution will be made by us to our pension plan in 2008.

As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $821.5 million at December 31, 2007 to $680.2 million at September 30, 2008, a decrease of $142.3 million, or 17%. While the decline in pension plan assets will not impact our current operations, liquidity or cash flows in 2008, if the drop in 2008 asset value is not recovered by December 31, 2008 we expect that our pension expense will increase in 2009 and we may be required to make a cash contribution to the pension plan in 2009.

Severance and early retirement costs
Severance and early retirement costs for the three months ended September 30, 2008 decreased $11.9 million as compared with the prior year period, primarily due to a third quarter charge in 2007 of approximately $12.1 million related to initiatives to enhance customer service, streamline operations and reduce costs. Approximately 120 positions were eliminated as part of that initiative, most of which were filled by new employees at our remaining call centers. In addition, approximately 50 field operations employees agreed to participate in an early retirement program and another 30 employees from a variety of functions left the Company.

Severance and early retirement costs for the nine months ended September 30, 2008 decreased $10.3 million as compared with the prior year period, primarily due to the third quarter 2007 charge of $12.1 million, as described above, partially offset by charges recorded in the first half of 2008 related to employee early retirements and terminations for 42 Rochester, New York employees.

Stock based compensation
Stock based compensation for the three months ended September 30, 2008 increased $0.7 million, or 29%, as compared with the prior year period, due to costs associated with the recently adopted long-term incentive program.

Stock based compensation for the nine months ended September 30, 2008 increased $1.4 million, or 18%, as compared with the prior year period, due to costs associated with the recently adopted long-term incentive program, partially offset by reduced costs associated with stock units and stock options.

All other operating expenses
All other operating expenses for the three months ended September 30, 2008 increased $1.8 million, or 2%, as compared with the prior year period and $7.3 million, or 2%, for the nine months ended September 30, 2008 as compared with the prior year period. The increase for the nine month period was primarily due to the additional expenses of $10.8 million resulting from the CTE and GVN acquisitions, as 2008 includes nine months of expenses for CTE and GVN while 2007 includes approximately seven months for CTE and no costs for GVN.

                                         DEPRECIATION AND AMORTIZATION EXPENSE

                          For the three months ended September 30,         For the nine months ended September 30,
                         ---------------------------------------------  -------------------------------------------------
      ($ in thousands)
      ----------------     2008       2007      $ Change     % Change       2008        2007        $ Change   % Change
                         ---------  ---------  ------------- ---------  ------------  ----------    ---------  ----------
  Depreciation expense   $  92,793   $ 90,709    $  2,084        2%      $ 286,305     $ 270,642     $ 15,663       6%
  Amortization expense      44,863     47,348      (2,485)      -5%        136,681       130,058        6,623       5%
                         ---------  ---------  -------------            ------------  ----------    ---------
                         $ 137,656   $138,057    $   (401)       0%      $ 422,986     $ 400,700     $ 22,286       6%
                         =========  =========  =============            ============  ==========    =========

Depreciation and amortization expense for the three months ended September 30, 2008 decreased $0.4 million as compared to the prior year period. Depreciation and amortization expense for the nine months ended September 30, 2008 increased $22.3 million, or 6%, as compared with the prior year period. Our 2007 acquisitions of CTE and GVN accounted for an increase of $26.9 million in depreciation and amortization expense. All other depreciation and amortization expense decreased $4.6 million, primarily due to a declining net asset base for our legacy Frontier properties, partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We have adopted the lives proposed in the study effective October 1, 2008. Our "composite depreciation rate" increased from 5.5% to 5.6% as a result of the study. We anticipate depreciation expense of approximately $375.0 million to $380.0 million and amortization expense of $180.0 million to $185.0 million for 2008.

      INVESTMENT AND OTHER INCOME, NET/INTEREST EXPENSE/INCOME TAX EXPENSE

                       For the three months ended September 30,       For the nine months ended September 30,
                     --------------------------------------------- -----------------------------------------------
($ in thousands)
----------------        2008      2007       $ Change    % Change      2008         2007      $ Change   % Change
                     --------- ---------  -------------- --------- ------------- ----------  ----------  ---------
Investment and
  other income, net   $  1,302   $  7,172     $ (5,870)     -82%     $   6,460   $  10,672    $  (4,212)    -39%
Interest expense      $ 90,333   $ 95,158     $ (4,825)      -5%     $ 271,903   $ 287,771    $ (15,868)     -6%
Income tax expense    $ 28,215   $ 30,524     $ (2,309)      -8%     $  76,717   $  97,785    $ (21,068)    -22%

Investment and other income, net
Investment and other income, net for the three months ended September 30, 2008 decreased $5.9 million, or 82%, as compared with the prior year period, primarily due to a decrease in our investable cash balance.

Investment and other income, net for the nine months ended September 30, 2008 decreased $4.2 million, or 39%, as compared with the prior year period, primarily due to a decrease of $21.0 million in income from short-term investments of cash and cash equivalents, partially offset by a reduction in the loss on retirement of debt of $11.9 million and the $4.0 million expense of a bridge loan fee recorded during the first quarter of 2007.

Our average cash balance was $181.0 million and $686.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense
Interest expense for the three months ended September 30, 2008 decreased $4.8 million, or 5%, as compared with the prior year period, primarily due to the amortization of the deferred gain associated with the termination of our interest rate swap agreements and slightly lower average interest rates. Our average debt outstanding was $4,756.7 million and $4,760.1 million for the three months ended September 30, 2008 and 2007, respectively.

Interest expense for the nine months ended September 30, 2008 decreased $15.9 million, or 6%, as compared with the prior year period, primarily due to the amortization of the deferred gain associated with the termination of our interest rate swap agreements and retirement of related debt during the first quarter of 2008, along with slightly lower average debt levels. Our average debt outstanding was $4,758.1 million and $4,853.0 million for the nine months ended September 30, 2008 and 2007, respectively. Our composite average borrowing rate as of September 30, 2008 as compared with the prior year was 34 basis points lower, decreasing from 8.01% to 7.67%.

Income tax expense
Income tax expense for the three and nine months ended September 30, 2008 decreased $2.3 million, or 8%, and $21.1 million, or 22%, respectively, as compared with the prior year periods, primarily due to changes in taxable income and the reduction in income tax expense of $7.5 million recorded in the second quarter of 2008 that resulted from the expiration of certain statute of limitations on April 15, 2008, as discussed below. The effective tax rate for the first nine months of 2008 was 34.1% as compared with 38.6% for the first nine months of 2007. Our cash taxes paid for the nine months ended September 30, 2008 were $70.2 million, an increase of $16.5 million from the first nine months of 2007. We expect to pay approximately $80 million to $90 million for the full year of 2008. Our 2008 cash tax estimate reflects the currently estimated impact of the "Economic Stimulus Act of 2008."

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of September 30, 2008 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $281.7 million of our borrowings at September 30, 2008 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2008, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

Sensitivity analysis of interest rate exposure
At September 30, 2008, the fair value of our long-term debt was estimated to be approximately $4.0 billion, based on our overall weighted average borrowing rate of 7.67% and our overall weighted average maturity of approximately 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2007.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of September 30, 2008 is limited to our pension assets. We have no other security investments of any material amount.

During 2008, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system. These and other economic events have had an adverse impact on investment portfolios.

As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $821.5 million at December 31, 2007 to $680.2 million at September 30, 2008, a decrease of $142.3 million, or 17%. While the decline in pension plan assets will not impact our current operations, liquidity or cash flows in 2008, if the drop in 2008 asset value is not recovered by December 31, 2008 we expect that our pension expense will increase in 2009 and we may be required to make a cash contribution to the pension plan in 2009.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2008, that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2008. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2008 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION
              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings
          -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. Legal Proceedings included in our Annual Report on Form 10-K for the year ended December 31, 2007, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, except as set forth below:

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

Item 1A.  Risk Factors
          ------------

Other than as set forth below, there have been no material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The recent severe contraction in the global financial markets may have an impact on our business and financial condition

Diminished availability of credit and liquidity due to the recent severe contraction in the global financial markets may impact the financial health of the Company's customers, vendors and partners, which in turn may negatively impact the Company's revenues and operating expenses.

As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $821.5 million at December 31, 2007 to $680.2 million at September 30, 2008, a decrease of $142.3 million, or 17%. While the decline in pension plan assets will not impact our current operations, liquidity or cash flows in 2008, if the drop in 2008 asset value is not recovered by December 31, 2008 we expect that our pension expense will increase in 2009 and we may be required to make a cash contribution to the pension plan in 2009.

The Company has significant debt maturities in 2011 when approximately $1.1 billion of our debt matures. Historically, the Company has refinanced its debt obligations well in advance of scheduled maturities. Given the current credit environment, our ability to access the capital markets may be restricted and our cost of borrowing may be materially higher than previous debt issuances.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended September 30, 2008.


                                      ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------
                                                                                           (d) Maximum
                                                                                            Approximate
                                                                                          Dollar Value of
                                                                    (c) Total Number of   Shares that May
                                           (a) Total                Shares Purchased as   Yet Be Purchased
                                           Number of   (b) Average    Part of Publicly   Under the Plans of
Period                                      Shares      Price Paid   Announced Plans or     Programs (in
                                           Purchased    per Share          Programs           millions)
----------------------------------------------------------------------------------------------------------

July 1, 2008 to July 31, 2008
Share Repurchase Program (1)                2,892,409     $ 11.46        13,275,933          $ 54.3
Employee Transactions (2)                       2,147     $ 11.48           N/A                N/A

August 1, 2008 to August 31, 2008
Share Repurchase Program (1)                2,071,506     $ 12.08        15,347,439          $ 29.3
Employee Transactions (2)                           -     $   -             N/A                N/A

September 1, 2008 to September 30, 2008
Share Repurchase Program (1)                2,103,200     $ 12.07        17,450,639          $  3.8
Employee Transactions (2)                       1,209     $ 12.29           N/A                N/A


Totals July 1, 2008 to September 30, 2008
Share Repurchase Program (1)                7,067,115     $ 11.82        17,450,639          $  3.8
Employee Transactions (2)                       3,356     $ 11.77           N/A                N/A

(1) In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008 and was completed on October 3, 2008.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.   Exhibits
          --------

a)        Exhibits:

          10.1 Second Supplemental Indenture, dated as of September 2, 2008, among Commonwealth Telephone Enterprises, Inc., Commonwealth Telephone Enterprises of Delaware, Inc., Frontier Communications Corporation (formerly Citizens Communications Company) and The Bank of New York Mellon (formerly The Bank of New York), as Trustee, to the Indenture, dated July 18, 2003, between Commonwealth Telephone Enterprises, Inc. and the Trustee.

          10.2 Second Supplemental Indenture, dated as of September 2, 2008, among Commonwealth Telephone Enterprises, Inc., Commonwealth Telephone Enterprises of Delaware, Inc., Frontier Communications Corporation (formerly Citizens Communications Company) and The Bank of New York Mellon (formerly The Bank of New York), as Trustee, to the Indenture, dated August 3, 2005, between Commonwealth Telephone Enterprises, Inc. and the Trustee.

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






Date:  November 10, 2008