Form 10-K
period 2008-12-31
FRONTIER COMMUNICATIONS CORP
filed 2009-02-27
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION
                       -----------------------------------



                                    FORM 10-K
                                    ---------




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  ---------------------------------------------


                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                      FOR THE YEAR ENDED DECEMBER 31, 2008
                      ------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2008
                          -----------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________

                        Commission file number 001-11001
                                               ---------

                       FRONTIER COMMUNICATIONS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-0619596
 -------------------------------------        --------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                          No.)

                      3 High Ridge Park
                    Stamford, Connecticut                    06905
            --------------------------------------        ----------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class
-----------------------------------------------------------------------------------------------------------------
   Name of each exchange on which registered
   -----------------------------------------
Common Stock, par value $.25 per share                                               New York Stock Exchange
Series A Participating Preferred Stock Purchase Rights                               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes  X    No
                                                ----     ----

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Act.      Yes       No  X
                                                     ----     ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days.     Yes  X     No
                                           ----       ----

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

Large Accelerated Filer [X]  Accelerated Filer  [ ]   Non-Accelerated Filer  [ ]   Smaller Reporting Company [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).   Yes     No  X
                             ----    ----

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2008 was approximately $3,610,891,000 based on the closing price of $11.34 per share on such date.

The number of shares outstanding of the registrant's Common Stock as of January 30, 2009 was 311,311,000.

                       DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   TABLE OF CONTENTS
                                   -----------------
                                                                                             Page
                                                                                             ----
PART I
------

Item 1.    Business                                                                            2

Item 1A.   Risk Factors                                                                        8

Item 1B.   Unresolved Staff Comments                                                          13

Item 2.    Properties                                                                         13

Item 3.    Legal Proceedings                                                                  13

Item 4.    Submission of Matters to a Vote of Security Holders                                13

Executive Officers                                                                            14

PART II
-------

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
                        and Issuer Purchases of Equity Securities                             16

Item 6.    Selected Financial Data                                                            19

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                  20

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                         38

Item 8.    Financial Statements and Supplementary Data                                        39

Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                       39

Item 9A.    Controls and Procedures                                                           39

Item 9B.     Other Information                                                                39

PART III
--------

Item 10.   Directors, Executive Officers and Corporate Governance                             39

Item 11.   Executive Compensation                                                             39

Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters                                39

Item 13.   Certain Relationships and Related Transactions, and Director
                     Independence                                                             40

Item 14.    Principal Accountant Fees and Services                                            40

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules                                         40

Index to Consolidated Financial Statements                                                   F-1


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      PART I
                                      ------

Item 1.   Business
          --------

Frontier Communications Corporation (Frontier) (formerly known as Citizens Communications Company through July 30, 2008) and its subsidiaries are referred to as the "Company," "we," "us" or "our" throughout this report. Frontier was incorporated in the State of Delaware in 1935 as Citizens Utilities Company.

We are a communications company providing services to rural areas and small and medium-sized towns and cities. Revenue was $2.2 billion in 2008. Among the highlights for 2008:

          *    Cash Generation
               We continued to generate significant free cash flow through further growth of broadband and value added services, productivity improvements and a disciplined capital expenditure program that emphasizes return on investment.

          *    Stockholder Value
               During 2008, we repurchased $200.0 million of our common stock and we continued to pay an annual dividend of $1.00 per common share.

          *    Growth
               During 2008, we added approximately 57,100 new High-Speed Internet customers (net) and 116,000 customers began buying a bundle or package of our services. At December 31, 2008, we had approximately 579,900 high-speed data customers and 749,800 customers buying a bundle or package of services. We also offer a television product in partnership with DISH Network (DISH), and at the end of 2008 we had approximately 119,900 DISH customers.

Our mission is to be the leader in providing communications services to residential and business customers in our markets. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction. We offer a variety of voice, data and internet, and television services that are available as bundled or packaged solutions and for some products, a la carte. We believe that superior customer service and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

Telecommunications Services

As of December 31,  2008,  we operated as an incumbent  local  exchange  carrier
(ILEC) in 24 states.

The telecommunications industry is undergoing significant changes and difficulties and our financial results reflect the impact of this challenging environment. As discussed in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we operate in an increasingly challenging environment and, accordingly, our revenues have decreased slightly in 2008.

Our business is primarily with residential customers and, to a lesser extent, business customers. Our services include:

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

Access services. Switched access services allow other carriers to use our facilities to originate and terminate their long distance voice and data traffic. These services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges are based on access rates filed with the Federal Communications Commission (FCC) for interstate services and with the respective state regulatory agency for intrastate services. In addition, subsidies received from state and federal universal service funds based on the high cost of providing telephone service to certain rural areas are a part of our access services revenue.

Revenue is recognized when services are provided to customers or when products are delivered to customers. Monthly recurring access service fees are billed in advance. The unearned portion of this revenue is initially deferred as a component of other liabilities on our balance sheet and recognized as revenue over the period that the services are provided.

Local services. We provide basic telephone wireline services to residential and business customers in our service areas. Our service areas are largely residential and are generally less densely populated than the primary service areas of the largest incumbent local exchange carriers. We also provide enhanced services to our customers by offering a number of calling features, including call forwarding, conference calling, caller identification, voicemail and call waiting. All of these local services are billed monthly in advance. The unearned portion of this revenue is initially deferred as a component of other liabilities on our balance sheet and recognized as revenue over the period that the services are provided. We also offer packages of communications services. These packages permit customers to bundle their basic telephone line service with their choice of enhanced, long distance, television and internet services for a monthly fee and/or usage fee depending on the plan.

We intend to continue our efforts to increase the penetration of our enhanced services. We believe that increased sales of such services will produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services. We believe that our ability to integrate these services with other services will provide us with the opportunity to capture an increased percentage of our customers' communications expenditures (wallet share).

Long distance services. We offer long distance services in our territories to our customers. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Long distance network service to and from points outside of our operating territories is provided by interconnection with the facilities of interexchange carriers (IXCs). Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute-of-use basis, in which case it is billed in arrears. The earned but unbilled portion of these fees are recognized as revenue and accrued in accounts receivable in the period that the services are provided.

Data and internet services. We offer data services including internet access (via high-speed or dial up internet access), frame relay, Metro ethernet and asynchronous transfer mode (ATM) switching services. We offer other data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity circuits ranging from DS-1's to Gig E. Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis. Data and internet services are typically billed monthly in advance. The unearned portion of these fees are initially deferred as a component of other liabilities on our balance sheet and recognized as revenue over the period that the services are provided.

Directory services. Directory services involves the provision of white and yellow page directories for residential and business listings. We provide this service through two third-party contractors. In a majority of our markets, the contractor is paid a percentage of revenues from the sale of advertising in these directories and in the remaining markets, we receive a flat fee. Our directory service also includes "Frontier Pages," an internet-based directory service which generates advertising revenue. We recognize the revenue from these services over the life of the related white or yellow pages book, which is typically one calendar year.

Television services. We offer a television product in partnership with DISH Network. We provide access to all-digital television channels featuring movies, sports, news, music and high-definition TV programming. We offer packages of 100, 200 or 250 channels and include high-definition channels, premium channels, family channels and ethnic channels. We also provide access to local channels. We are in an "agency" relationship with DISH. We bill the customer for the monthly services and remit those billings to DISH without recognizing any revenue. We in turn receive from DISH and recognize as revenue activation fees, other residual fees and nominal management, billing and collection fees.

Wireless services. During 2006, we began offering wireless data services in certain markets. Our wireless data services utilize technologies that are relatively new, and we depend to some degree on the representations of equipment vendors, lab testing and the experiences of others who have been successful at deploying these new technologies. As of December 31, 2008, we provided wireless data WIFI networks in 18 municipalities, four colleges and universities and over 120 business establishments. Revenue is recognized when services are provided to customers. Long-term contracts are billed in advance on an annual or semi-annual basis. End-user subscribers are billed in advance on a monthly recurring basis and colleges, universities and businesses are billed on a monthly recurring basis for a fixed number of users. The unearned portion of this revenue is initially deferred as a component of other liabilities on our balance sheet and recognized as revenue over the period that the services are provided. Hourly, daily and weekly casual end-users are billed by credit card at the time of use.

The following table sets forth the number of our access lines and High-Speed Internet subscribers as of December 31, 2008 and 2007.

                                          Access Lines and High-Speed
                                       Internet Subscribers at December 31,
                                     -----------------------------------------
State                                      2008                  2007
-----                                ------------------   --------------------

New York................                       825,700                897,300
Pennsylvania............                       506,100                522,500
Minnesota...............                       280,500                287,400
California..............                       193,200                202,900
Arizona.................                       192,800                199,600
West Virginia...........                       188,200                183,700
Illinois................                       127,900                129,000
Tennessee...............                       105,300                108,600
Wisconsin...............                        79,100                 78,800
Iowa....................                        56,900                 57,100
Nebraska................                        51,400                 53,300
All other states (13)...                       227,200                231,800
                                     ------------------   --------------------
     Total                                   2,834,300              2,952,000
                                     ==================   ====================

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior (including wireless substitution), economic conditions, changing technology and by some customers disconnecting second lines when they add High-Speed Internet or cable modem service. We lost approximately 174,800 access lines (net) during the year ended December 31, 2008, but added approximately 57,100 High-Speed Internet subscribers (net) during this same period. With respect to the access lines we lost in 2008, 133,700 were residential customer lines and 41,100 were business customer lines. The business line losses were principally in our eastern region and Rochester, New York, while the residential losses were throughout our markets. We expect to continue to lose access lines but to increase High-Speed Internet subscribers during 2009 (although not enough to offset access line losses). A substantial further loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease during 2009.

Regulatory Environment

General
-------

The majority of our operations are regulated by the FCC and various state regulatory agencies, often called public service or utility commissions.

Certain of our revenue is subject to regulation by the FCC and various state regulatory agencies. We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

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

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight. The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures. In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. We continue to advocate our position for less regulation with various regulatory agencies. In some of our states, we have been successful in reducing or eliminating price regulation on end-user services under state commission jurisdiction.

For interstate services regulated by the FCC, we have elected a form of incentive regulation known as "price caps" for most of our operations. In May 2000, the FCC adopted a methodology for regulating the interstate access rates of price cap companies through May 2005. The program, known as the Coalition for Affordable Local and Long Distance Services, or CALLS plan, reduced prices for interstate-switched access services and phased out many of the implicit subsidies in interstate access rates. The CALLS program expired in 2005 but continues in effect until the FCC takes further action. The FCC may address future changes in access charges during 2009 and such changes may adversely affect our revenues and profitability.

Another goal of the 1996 Act was to remove implicit subsidies from the rates charged by local telecommunications companies. The CALLS plan addressed this requirement for interstate services. Some state legislatures and regulatory agencies are looking to reduce the implicit subsidies in intrastate rates. The most common subsidies are in access rates that historically have been priced above their costs to allow basic local rates to be priced below cost. Legislation has been considered in several states to require regulators to eliminate these subsidies and implement state universal service programs where necessary to maintain reasonable basic local rates. However, not all the reductions in access charges would be fully offset. We anticipate additional state legislative and regulatory pressure to lower intrastate access rates.

Some state legislatures and regulators are also examining the provision of telecommunications services to previously unserved areas. Since many unserved areas are located in rural markets, we could be required to expend the necessary capital to expand our service territory into some of these areas.

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

The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. In May 2008, the FCC issued an order to cap Competitive Eligible Telecommunications Companies (CETC) receipts from the high cost Federal Universal Service Fund. While this order will have no impact on our current receipt levels, we believe this is a positive first step to limit the rapid growth of the fund. The CETC cap will remain in place until the FCC takes additional steps towards needed reform.

The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation and would revise the Federal Universal Service funding and disbursement mechanisms. When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations. However, future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses. As discussed in MD&A, our access and subsidy revenues declined in 2008 compared to 2007. Our access and subsidy revenues are both likely to decline further in 2009.

Certain states have open proceedings to address reform to intrastate access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided or the effect on our subsidy or access revenues. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.

Regulators at both the federal and state levels continue to address whether VOIP services are subject to the same or different regulatory and financial models as traditional telephony. The FCC has concluded that certain VOIP services are jurisdictionally interstate in nature and are thereby exempt from state telecommunications regulations. The FCC has not addressed other related issues, such as: whether or under what terms VOIP originated traffic may be subject to intercarrier compensation; and whether VOIP services are subject to general state requirements relating to taxation and general commercial business requirements. The FCC has stated its intent to address these open questions in subsequent orders in its ongoing "IP-Enabled Services Proceeding," which opened in February 2004. Internet telephony may have an advantage over our traditional services if it remains less regulated.

In January 2008, the FCC released public notices requesting comments on two petitions that have been filed regarding net neutrality and the application of the FCC's Internet Policy Statement. It is uncertain whether these petitions will result in any formal FCC action.

Some state regulators (including New York and Illinois) have in the past considered imposing on regulated companies (including us) cash management practices that could limit the ability of a company to transfer cash between its subsidiaries or to its parent company. None of the existing state requirements materially affect our cash management but future changes by state regulators could affect our ability to freely transfer cash within our consolidated companies. Frontier reached an agreement with the New York Public Service Commission removing many legacy Open Market Plan restrictions, including many cash management restrictions, and reduced the triggers that would force the Company to carry out specific remaining restrictions.

President Obama has signed into law an economic stimulus package that includes funding, through grants, for new broadband investment to unserved and underserved communities. Depending on the final amount made available and the conditions included in the package with respect to acceptance and use of the money, the Company may be eligible to receive funds from this package. These funds, if received, would be used by us to expand broadband to customers in our markets to whom it is not available due to the high cost of providing the service to those areas.

Competition

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators offering VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of December 31, 2008, approximately 65% of the households in our territories had VOIP as an available service option from cable operators. We also believe that competition will continue to intensify in 2009 and may result in reduced revenues. Our business experienced erosion in access lines and switched access minutes in 2008 primarily as a result of competition and business downsizing. We also experienced a reduction in revenue in 2008 as compared to 2007.

The recent severe contraction in the global financial markets and ongoing recession may be impacting consumer behavior to reduce household expenditures by not purchasing our services and/or by discontinuing our services. These trends are likely to continue and may result in a challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes to consumer behavior noted above. Our strategies are focused in the following areas: customer retention, upgrading and up-selling services to our existing customer base, new customer growth, win backs, new product deployment, and operating expense and capital expenditure reductions.

We hope to achieve our customer retention goals by bundling services around the local access line and providing exemplary customer service. Bundled services include High-Speed Internet, unlimited long distance calling, enhanced telephone features and video offerings. We tailor these services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services, which can also be purchased separately. Customer retention is also enhanced by offering one, two and three year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers. Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by the expansion of our customer services hours, shorter scheduling windows for in-home appointments and the implementation of call reminders and follow-up calls for service appointments. In addition, due to a recent realignment and restructuring of approximately 70 local area markets, those markets are now operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets.

We utilize targeted and innovative promotions to sell new customers, including those moving into our territory, win back previously lost customers, upgrade and up-sell existing customers on a variety of service offerings including High-Speed Internet, video, and enhanced long distance and feature packages in order to maximize the average revenue per access line (wallet share) paid to Frontier. Depending upon market and economic conditions, we may continue to offer such promotions to drive sales and may offer additional promotions in the future.

Lastly, we are focused on introducing a number of new products that our customers desire, including unlimited long distance minutes, bundles of long distance minutes, wireless data, internet portal advertising and the "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing the total communications and personal computing experience for our customers. The Peace of Mind product and services are designed to provide value and simplicity to meet our customers' ever-changing needs. The Peace of Mind product and services suite includes services such as an in-home, full installation of our high-speed product, two hour appointment windows for the installation, hard drive back-up services, enhanced help desk PC support and inside wire maintenance. We offer a portion of our Peace of Mind services, including hard drive back-up services and enhanced help desk PC support, both to our customers and to other users inside and outside of our service territories. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long term profitability or impact on revenue.

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

Employees

As of December 31, 2008, we had 5,671 employees. Approximately 2,900 of our employees are affiliated with a union. The number of union employees covered by agreements set to expire during 2009 is 1,400. We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically. Material filed by us can also be inspected at the offices of the New York Stock Exchange, Inc. (NYSE), 20 Broad Street, New York, NY 10005, on which our common stock is listed. On June 9, 2008, our Chief Executive Officer submitted the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through our website at www.frontier.com under "Investor Relations." The information posted or linked on our website is not part of this report.

We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and
Ethics, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905 Attention: Corporate Secretary. Our website address is www.frontier.com.

Item 1A.  Risk Factors
          ------------

Before you make an investment decision with respect to our securities, you should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to "forward-looking statements" as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations. The following risk factors should be read in conjunction with MD&A and the consolidated financial statements and related notes included in this report.

Risks Related to Competition and Our Industry
---------------------------------------------

         We face intense competition, which could adversely affect us.

         The telecommunications industry is extremely competitive and competition is increasing. The traditional dividing lines between long distance, local, wireless, cable and internet service providers are becoming increasingly blurred. Through mergers and various service expansion strategies, services providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs and other providers (or potential providers) of services, such as internet service providers, or ISPs, wireless companies, neighboring incumbents, VOIP providers and cable companies that may provide services competitive with the services that we offer or intend to introduce. Competition is intense and increasing and we cannot assure you that we will be able to compete effectively. For example, at December 31, 2008, we had 174,800 fewer access lines than we had at December 31, 2007, and we believe wireless and cable telephony providers have increased their market share in our markets. We expect to continue to lose access lines and that competition with respect to all our products and services will increase.

         We expect competition to intensify as a result of the entrance of new competitors, penetration of existing competitors into new markets, changing consumer behavior and the development of new technologies, products and services that can be used in substitution for ours. We cannot predict which of the many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on the success and cost of marketing efforts and on our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our competitors and us differently, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors. Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flow.

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

         Our business has experienced declining access lines, switched access minutes of use, long distance prices, Federal and state subsidies and related revenues because of economic conditions, increasing competition, changing consumer behavior (such as wireless displacement of wireline use, email use, instant messaging and increasing use of VOIP), technology changes and regulatory constraints. Our access lines declined 7% in 2008, and 6% in 2007 (excluding the access lines added through our acquisitions of Commonwealth Telephone Enterprises, Inc. (Commonwealth or CTE) and Global Valley Networks, Inc. and GVN Services (together GVN)). These factors are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors, together with increased cash taxes may cause our cash generated by operations to decrease.

         A significant portion of our revenues ($285.0 million, or 13% in 2008) is derived from access charges paid by IXCs for services we provide in originating and terminating intrastate and interstate traffic. The amount of access charge revenues we receive for these services is regulated by the FCC and state regulatory agencies.

     We may be unable to grow our revenue and cash flow despite the initiatives we have implemented.

         We must produce adequate cash flow that, when combined with funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes and maintain our current dividend policy. We expect that our cash taxes, which increased significantly in 2008, will continue to increase in 2009 due to our expectations of continued profitability and the effects of fully utilizing our federal net operating loss carryforwards and Alternative Minimum Tax (AMT) tax credit carryforwards that were generated in prior years. We have implemented several growth initiatives, including increasing our marketing promotion/expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand such as wireline and wireless High-Speed Internet, the DISH satellite television product and our Peace of Mind computer technical support. We cannot assure you that these initiatives will improve our financial position or our results of operations.

     We may complete a significant strategic transaction that may not achieve intended results and/or increase our outstanding shares and/or debt or result in a change of control.

     We continuously evaluate and may in the future enter into strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.

     Evaluating potential transactions and integrating completed ones may divert management's attention from ordinary operating matters. The success of these and other potential transactions will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities through the successful integration of the businesses we acquire with our existing business. Even if we are successful integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of the anticipated synergies, cost savings or growth opportunities or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

     If we complete an acquisition, investment or other strategic transaction we may require additional financing that could result in an increase in the number of our outstanding shares and/or the aggregate amount of our debt. The number of shares of our common stock and/or the aggregate principal amount of our debt that we may issue may be significant. A strategic transaction may result in a change in control of our company or otherwise materially and adversely impact our business.

         Weak economic conditions may decrease demand for our services.

         We could be sensitive to the ongoing recession. Downturns in the economy and competition in our markets could cause some of our existing customers to reduce or eliminate their purchases of our basic and enhanced services, High-Speed Internet and video services and make it difficult for us to obtain new customers. In addition, current economic conditions could cause our customers to delay or discontinue payment for our services.

     Disruption in our networks and infrastructure may cause us to lose customers and incur additional expenses.

         To attract and retain customers, we will need to continue to provide them with reliable service over our networks. Some of the risks to our networks and infrastructure include physical damage to access lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. We could experience more significant disruptions in the future. We could also face disruptions due to capacity limitations if changes in our customers' usage patterns for our High-Speed Internet services result in a significant increase in capacity utilization, such as through increased usage of video or peer-to-peer file sharing applications. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur additional expenses, and thereby adversely affect our business, revenue and cash flows.

     Our business is sensitive to the creditworthiness of our wholesale customers.

         We have substantial business relationships with other telecommunications carriers for whom we provide service. While bankruptcies of these carriers have not had a material adverse effect on our business in recent years, future bankruptcies in our industry could result in our loss of significant customers, more price competition and uncollectible accounts receivable. Such bankruptcies may be more likely in the future, given the ongoing recession. As a result, our revenues and results of operations could be materially and adversely affected.

     A significant portion of our workforce is unionized, and if we are unable to reach new agreements before our current labor contracts expire, our unionized workers could engage in strikes or other labor actions that could materially disrupt our ability to provide services to our customers.

         As of December 31, 2008, we had approximately 5,700 active employees. Approximately 2,900, or 51%, of these employees were represented by unions subject to collective bargaining agreements. Of the union-represented employees, approximately 1,400, or 49%, have collective bargaining agreements that expire in 2009. We cannot predict the outcome of negotiations for these agreements. If we are unable to reach new agreements, union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.

Risks Related to Liquidity, Financial Resources and Capitalization
------------------------------------------------------------------

     The recent severe contraction in the global financial markets and ongoing recession may have an impact on our business and financial condition.

         Diminished availability of credit and liquidity due to the recent severe contraction in the global financial markets and ongoing recession may impact the financial health of the Company's customers, vendors and partners, which in turn may negatively impact the Company's revenues, operating expenses and cash flows. In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.

         As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $822.2 million at December 31, 2007 to $589.8 million at December 31, 2008, a decrease of $232.4 million, or 28%. This decrease represents a decline in asset value of $162.9 million, or 20%, and benefits paid of $69.5 million, or 8%. The decline in pension plan assets did not impact our results of operations, liquidity or cash flows in 2008. However, we expect that our pension expense will increase in 2009 and that we may be required to make a cash contribution to our pension plan beginning in 2010.

         The Company has significant debt maturities in 2011 when approximately $1.1 billion of our debt matures. Historically, the Company has refinanced its debt obligations well in advance of scheduled maturities. Given the current credit environment, our ability to access the capital markets may be restricted, our cost of borrowing may be materially higher than previous debt issuances and/or we may not be able to borrow on terms as favorable as those in our current debt instruments.

         Substantial debt and debt service obligations may adversely affect us.

      We have a significant amount of indebtedness, which amounted to $4.7 billion at December 31, 2008. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness, which would increase our total debt.

      The significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

          *    limitations  on our ability to obtain  additional  debt or equity
               financing,   particularly   in  light  of  the   current   credit
               environment;

          * instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

          * the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, capital expenditures and dividends that could improve our competitive position, results of operations or stock price;

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

         Replacing or upgrading our infrastructure will result in significant capital expenditures. If this capital is not available when needed, our business will be adversely affected. Increasing competition, offering new services, improving the capabilities or reducing the maintenance costs of our plant may cause our capital expenditures to increase in the future. In addition, our ongoing annual dividend of $1.00 per share under our current policy utilizes a significant portion of our cash generated by operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we believe that the amount of our dividend will allow for adequate amounts of cash flow for capital spending and other purposes, any material reduction in cash generated by operations and any increases in capital expenditures, interest expense or cash taxes would reduce the amount of cash generated by operations and available for payment of dividends. Losses of access lines, the effects of increased competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and may require us to increase capital expenditures. In addition, we expect our cash paid for taxes, which increased significantly in 2008, will continue to increase in 2009.

Risks Related to Regulation
---------------------------

         The access charge revenues we receive may be reduced at any time.

         A significant portion of our revenues ($285.0 million, or 13% in 2008) is derived from access charges paid by IXCs for services we provide in originating and terminating intrastate and interstate traffic. The amount of access charge revenues we receive for these services is regulated by the FCC and state regulatory agencies.

         The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation. When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations. However, future reductions in our access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

         Certain states have open proceedings to address reform to access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided or the effect on our subsidy or access revenues. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states. Certain of those claims have led to formal complaints to the state PUCs. A material reduction in the access revenues we receive would adversely affect our financial results.

         We are reliant on support funds provided under federal and state laws.

         We receive a portion of our revenue ($119.8 million, or 5%, in 2008 and $130.0 million, or 6%, in 2007) from federal and state subsidies, including the federal high cost fund, federal local switching support fund, federal universal service fund surcharge and various state funds. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal and state subsidies is determined as well as the amounts of such subsidies. Although the FCC issued an order on May 1, 2008 to cap CETC receipts from the high cost Federal Universal Service Fund, which we believe is a positive first step to limit the rapid growth of the fund, the CETC Cap will only remain in place until the FCC takes additional steps. We cannot predict when the FCC will take additional actions or the effect of any such actions on our subsidy revenue.

         The federal high cost fund is our largest source of subsidy revenue (approximately $20.8 million in 2008). We currently expect that as a result of both an increase in the national average cost per loop and a decrease in our cost structure, there will be a decrease in the subsidy revenue we earn in 2009 through the federal high cost support fund.

         In addition, approximately $37.1 million, or 2% of our revenue represents a surcharge to customers (local, long distance and IXC) which is remitted to the FCC and recorded as an expense in "other operating expenses."

     Our company and industry are highly regulated, imposing substantial compliance costs and constraining our ability to compete in our target markets.

         As an incumbent, we are subject to significant regulation from Federal, state and local authorities. This regulation restricts our ability to change our rates, especially on our basic services, and imposes substantial compliance costs on us. Regulation constrains our ability to compete and, in some jurisdictions, it may restrict how we are able to expand our service offerings. In addition, changes to the regulations that govern us may have an adverse effect upon our business by reducing the allowable fees that we may charge, imposing additional compliance costs, or otherwise changing the nature of our operations and the competition in our industry.

         Customers are permitted to retain their wireline number when switching to another service provider. This is likely to increase the number of our customers who decide to disconnect their service from us. Other pending rulemakings, including those relating to intercarrier compensation, universal service and VOIP regulations, could have a substantial adverse impact on our operations.

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

Item 3.   Legal Proceedings
          -----------------

Ronald A. Katz Technology Licensing LP, filed suit against us for patent infringement on June 8, 2007 in the U.S. District Court for the District of Delaware. Katz Technology alleged that, by operating automated telephone systems, including customer service systems, that allow our customers to utilize telephone calling cards, order internet, DSL and dial-up services, and perform a variety of account related tasks such as billing and payments, we had infringed 13 of Katz Technology's patents and continued to infringe three of Katz Technology's patents. Katz Technology sought unspecified damages resulting from our alleged infringement, as well as a permanent injunction enjoining us from continuing the alleged infringement. Katz Technology subsequently filed a tag-along notice with the Judicial Panel on Multi-District Litigation, notifying them of this action and its relatedness to In re Katz Interactive Dial Processing Patent Litigation (MDL No. 1816), pending in the Central District of California before Judge R. Gary Klausner. The Judicial Panel on Multi-District Litigation transferred the case to the Central District of California. This case was settled on November 20, 2008 for an amount that was not material to the Company. As part of the settlement, the Company agreed to pay for a nonexclusive license under a comprehensive portfolio of patents that Katz Technology owns relating to interactive voice applications. The case was dismissed, with prejudice, in December 2008.

We are party to various legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None in fourth quarter of 2008.


Executive Officers of the Registrant

Our Executive Officers as of February 1, 2009 were:

          Name                Age              Current Position and Officer
          ----                ---              ----------------------------
Mary Agnes Wilderotter         54     Chairman of the Board, President and Chief Executive Officer
Donald R. Shassian             53     Executive Vice President and Chief Financial Officer
Hilary E. Glassman             46     Senior Vice President, General Counsel and Secretary
Peter B. Hayes                 51     Executive Vice President Sales, Marketing and Business Development
Robert J. Larson               49     Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy             44     Executive Vice President and Chief Operating Officer
Cecilia K. McKenney            46     Executive Vice President, Human Resources and Call Center Sales & Services
Melinda White                  49     Senior Vice President and General Manager, New Business Operations


There is no family relationship between directors or executive officers. The term of office of each of the foregoing officers of Frontier will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

MARY AGNES WILDEROTTER has been with Frontier since November 2004. She was elected President and Chief Executive Officer in November 2004 and Chairman of the Board in December 2005. Prior to joining Frontier, she was Senior Vice President - Worldwide Public Sector of Microsoft Corp. from February 2004 to November 2004 and Senior Vice President - Worldwide Business Strategy of Microsoft Corp. from 2002 to 2004. Before that she was President and Chief Executive Officer of Wink Communications from 1997 to 2002.

DONALD R. SHASSIAN has been with Frontier since April 2006. He is currently Executive Vice President and Chief Financial Officer. Previously, he was Chief Financial Officer from April 2006 to February 2008. Prior to joining Frontier, Mr. Shassian had been an independent consultant since 2001 primarily providing M&A advisory services to several organizations in the communications industry. In his role as independent consultant, Mr. Shassian also served as Interim Chief Financial Officer of the Northeast region of Health Net, Inc. for a short period of time, and assisted in the evaluation of acquisition, disposition and capital raising opportunities for several companies in the communications industry, including AT&T, Consolidated Communications and smaller companies in the rural local exchange business. Mr. Shassian is a certified public accountant, and served for 5 years as the Senior Vice President and Chief Financial Officer of Southern New England Telecommunications Corporation and for more than 16 years at Arthur Andersen.

HILARY E. GLASSMAN has been with Frontier since July 2005. Prior to joining Frontier, from February 2003, she was associated with Sandler O'Neill & Partners, L.P., an investment bank with a specialized financial institutions practice, first as Managing Director, Associate General Counsel and then as Managing Director, Deputy General Counsel. From February 2000 through February 2003, Ms. Glassman was Vice President and General Counsel of Newview Technologies, Inc. (formerly e-Steel Corporation), a privately-held software company.

PETER B. HAYES has been with Frontier since February 2005. He is currently Executive Vice President, Sales, Marketing and Business Development. Previously, he was Senior Vice President, Sales, Marketing and Business Development from February 2005 to December 2005. Prior to joining Frontier, he was associated with Microsoft Corp. and served as Vice President, Public Sector, Europe, Middle East, Africa from 2003 to 2005 and Vice President and General Manager, Microsoft U.S. Government from 1997 to 2003.

ROBERT J. LARSON has been with Frontier since July 2000. He was elected Senior Vice President and Chief Accounting Officer of Frontier in December 2002. Previously, he was Vice President and Chief Accounting Officer from July 2000 to December 2002. Prior to joining Frontier, he was Vice President and Controller of Century Communications Corp.

DANIEL J. McCARTHY has been with Frontier since December 1990. He is currently Executive Vice President and Chief Operating Officer. Previously, he was Senior Vice President, Field Operations from December 2004 to December 2005. He was Senior Vice President Broadband Operations from January 2004 to December 2004, President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004, President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001 and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

CECILIA K. McKENNEY has been with Frontier since February 2006. She is currently Executive Vice President, Human Resources and Call Center Sales & Service. Previously, she was Senior Vice President, Human Resources from February 2006 to February 2008. Prior to joining Frontier, she was the Group Vice President of Headquarters of Human Resources of The Pepsi Bottling Group (PBG) from 2004 to 2005. Previously at PBG Ms. McKenney was the Vice President, Headquarters Human Resources from 2000 to 2004.

MELINDA WHITE has been with Frontier since January 2005. She is currently Senior Vice President and General Manager of New Business Operations. Previously, she was Senior Vice President, Commercial Sales and Marketing from January 2006 to October 2007. Ms. White was Vice President and General Manager of Electric Lightwave from January 2005 to July 2006. Prior to joining Frontier, she was Executive Vice President, National Accounts/Business Development for Wink Communications from 1996 to 2002. From 2002 to 2005, Ms. White pursued a career in music.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

                           PRICE RANGE OF COMMON STOCK

Our common stock is traded on the New York Stock Exchange under the symbol FTR. The following table indicates the high and low prices per share during the periods indicated.

                                   2008                       2007
                       -------------------------   -------------------------
                            High          Low          High          Low
                       ------------- -----------   -----------   -----------

First Quarter              $ 12.84      $  9.75      $ 15.58        $ 13.92
Second Quarter             $ 11.96      $ 10.01      $ 16.05        $ 14.80
Third Quarter              $ 12.94      $ 11.14      $ 15.62        $ 12.50
Fourth Quarter             $ 11.80      $  6.35      $ 14.54        $ 12.03


As of January 30, 2009, the approximate number of security holders of record of our common stock was 24,517. This information was obtained from our transfer agent, Illinois Stock Transfer Company.

                                    DIVIDENDS
The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. Commencing with the third quarter of 2004, we instituted a regular annual cash dividend of $1.00 per share of common stock to be paid quarterly. Cash dividends paid to shareholders were approximately $318.4 million, $336.0 million and $323.7 million in 2008, 2007 and 2006, respectively. There are no material restrictions on our ability to pay dividends. The table below sets forth dividends paid per share during the periods indicated.

                           2008            2007           2006
                       --------------  -------------  -------------


First Quarter               $ 0.25         $ 0.25         $ 0.25
Second Quarter              $ 0.25         $ 0.25         $ 0.25
Third Quarter               $ 0.25         $ 0.25         $ 0.25
Fourth Quarter              $ 0.25         $ 0.25         $ 0.25

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunications Services Index for the five-year period commencing December 31, 2003.


                                    [GRAPH]



The graph assumes that $100 was invested on December 31, 2003 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunications Services Index and that all dividends were reinvested.

                                                                                   INDEXED RETURNS
                                                     Base                           Years Ending
                                                    Period
Company / Index                                      12/03       12/04        12/05       12/06       12/07      12/08
-------------------------------------------------------------------------------------------------------------------------
Frontier Communications Corporation                   100        133.18      127.45      161.02       152.92      115.46
S&P 500 Index                                         100        110.88      116.33      134.70       142.10       89.53
S&P Telecommunications Services                       100        119.85      113.11      154.73       173.21      120.40


The foregoing performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.


     RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None in fourth quarter of 2008.



                      ISSUER PURCHASES OF EQUITY SECURITIES


-------------------------------------------------------------------------------------------------------------
                                                                                              Maximum
                                                                                            Approximate
                                                                        Total Number of    Dollar Value of
                                                                       Shares Purchased     Shares that
                                                                           as Part of        May Yet Be
                                           Total Number    Average          Publicly         Purchased
                                            of Shares   Price Paid per   Announced Plans   Under the Plans
Period                                      Purchased       Share         or Programs       or Programs
-------------------------------------------------------------------------------------------------------------

October 1, 2008 to October 31, 2008
Share Repurchase Program (1)                  327,700      $ 11.60         327,700              $ -
Employee Transactions (2)                           -      $     -             N/A                N/A

November 1, 2008 to November 30, 2008
Share Repurchase Program (1)                        -      $     -               -              $ -
Employee Transactions (2)                           -      $     -             N/A                N/A

December 1, 2008 to December 31, 2008
Share Repurchase Program (1)                        -      $     -               -              $ -
Employee Transactions (2)                         223      $  8.63             N/A                N/A

Totals October 1, 2008 to December 31, 2008
Share Repurchase Program (1)                  327,700      $ 11.60         327,700              $ -
Employee Transactions (2)                         223      $  8.63             N/A                N/A


(1) In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008, and was completed on October 3, 2008.
(2) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Selected Financial Data
         -----------------------

The following tables present selected historical consolidated financial information of Frontier for the periods indicated. The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2008 has been derived from Frontier's historical consolidated financial statements. The selected historical consolidated financial information as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K. The selected historical consolidated financial information as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in thousands, except per share amounts)                             Year Ended December 31,
------------------------------------------        -------------------------------------------------------------------
                                                     2008          2007          2006          2005          2004
                                                  ------------  -----------   ------------  ------------  -----------
Revenue (1)                                       $ 2,237,018   $ 2,288,015   $ 2,025,367   $ 2,017,041   $ 2,022,378
Income from continuing operations                 $   182,660   $   214,654   $   254,008   $   187,942   $    57,064
Net income                                        $   182,660   $   214,654   $   344,555   $   202,375   $    72,150
Basic income per share of common stock
  from continuing operations                      $      0.58   $      0.65   $      0.79   $      0.56   $      0.19
Earnings available for common shareholders per
  basic share                                     $      0.58   $      0.65   $      1.07   $      0.60   $      0.24
Earnings available for common shareholders per
   diluted share                                  $      0.57   $      0.65   $      1.06   $      0.60   $      0.23
Cash dividends declared (and paid) per common
   share                                          $      1.00   $      1.00   $      1.00   $      1.00   $      2.50


                                                                           As of December 31,
                                                  -------------------------------------------------------------------
                                                     2008          2007          2006           2005         2004
                                                  ------------  -----------   ------------  ------------ ------------
Total assets                                      $ 6,888,676   $ 7,256,069   $ 6,797,536   $ 6,427,567   $ 6,679,899
Long-term debt                                    $ 4,721,685   $ 4,736,897   $ 4,467,086   $ 3,995,130   $ 4,262,658
Shareholders' equity                              $   519,045   $   997,899   $ 1,058,032   $ 1,041,809   $ 1,362,240


(1) Operating results include activities from our Vermont Electric segment for three months of 2004, and for Commonwealth from the date of its acquisition on March 8, 2007 and for GVN from the date of its acquisition on October 31, 2007.

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

     * Reductions in switched access revenues as a result of regulation, competition and/or technology substitutions;

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

     * Adverse changes in the credit markets and/or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability of, and/or increase the cost of financing;

     * The effects of bankruptcies and home foreclosures, which could result in increased bad debts;

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

     * Further declines in the value of our pension plan assets, which could require us to make contributions to the pension plan beginning in 2010;

     * The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

     * Our ability to successfully renegotiate union contracts expiring in 2009 and thereafter;

     * Our ability to pay a $1.00 per common share dividend annually, which may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in 2009) and our liquidity;

     * The effects of significantly increased cash taxes in 2009 and thereafter;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes;

     * The possible impact of adverse changes in political or other external factors over which we have no control; and

     *    The effects of hurricanes, ice storms and other severe weather.

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors" above, in evaluating any statement in this report on Form 10-K or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. On July 31, 2006, we sold our competitive local exchange carrier (CLEC), Electric Lightwave, LLC (ELI). We accounted for ELI as a discontinued operation in our consolidated statements of operations. On March 8, 2007, we completed the acquisition of Commonwealth Telephone Enterprises, Inc. (Commonwealth or CTE), which included a small CLEC component. This acquisition expanded our presence in Pennsylvania and strengthened our position as a leading full-service communications provider to rural markets. On October 31, 2007, we completed the acquisition of Global Valley Networks, Inc. and GVN Services (together GVN), which expanded our presence in California and also strengthened our rural position. As of December 31, 2008, we operated in 24 states with approximately 5,700 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators offering VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of December 31, 2008, approximately 65% of the households in our territories had VOIP as an available service option from cable operators. We also believe that competition will continue to intensify in 2009 and may result in reduced revenues. Our business experienced a decline in access lines and switched access minutes in 2007 and 2008, primarily as a result of competition and business downsizing. We also experienced a reduction in revenue in 2008 as compared to 2007.

The recent severe contraction in the global financial markets and ongoing recession may be impacting consumer behavior to reduce household expenditures by not purchasing our services and/or by discontinuing some or all of our services. These trends are likely to continue and may result in a challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes to consumer behavior noted above. Our strategies are focused in the following areas: customer retention, upgrading and up-selling services to our existing customer base, new customer growth, win backs, new product deployment, and operating expense and capital expenditure reductions.

We hope to achieve our customer retention goals by bundling services around the local access line and providing exemplary customer service. Bundled services include High-Speed Internet, unlimited long distance calling, enhanced telephone features and video offerings. We tailor these services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services, which can also be purchased separately. Customer retention is also enhanced by offering one, two and three year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers. Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by the expansion of our customer services hours, shorter scheduling windows for in-home appointments and the implementation of call reminders and follow-up calls for service appointments. In addition, due to a recent realignment and restructuring of approximately 70 local area markets, those markets are now operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets.

We utilize targeted and innovative promotions to sell new customers, including those moving into our territory, win back previously lost customers, upgrade and up-sell existing customers a variety of service offerings including High-Speed Internet, video, and enhanced long distance and feature packages in order to maximize the average revenue per access line (wallet share) paid to Frontier. Depending upon market and economic conditions, we may offer such promotions to drive sales in the future.

Lastly, we are focused on introducing a number of new products that our customers desire, including unlimited long distance minutes, bundles of long distance minutes, wireless data, internet portal advertising and the "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing the total communications and personal computing experience for our customers. The Peace of Mind product and services are designed to provide value and simplicity to meet our customers' ever-changing needs. The Peace of Mind product and services suite includes services such as an in-home, full installation of our high-speed product, two hour appointment windows for the installation, hard drive back-up services, enhanced help desk PC support and inside wire maintenance. We offer a portion of our Peace of Mind services, including hard drive back-up services and enhanced help desk PC support, both to our customers and to other users inside and outside of our service territories. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long-term profitability or impact on revenue.

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, billing them on a single bill, providing superior customer service, and being active in our local communities will make our customers more loyal to us, and will help us generate new, and retain existing, customer revenue.

Revenues from data and internet services such as High-Speed Internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges (including federal and state subsidies) are decreasing as a percentage of our total revenues. Federal and state subsidy revenue was $119.8 million in 2008, or 5% of our revenues, down from $130.0 million in 2007, or 6% of our revenues. We expect this trend to continue in 2009. The decreasing revenue from traditional sources, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

(a) Liquidity and Capital Resources
    -------------------------------

As of December 31, 2008, we had cash and cash equivalents aggregating $163.6 million. Our primary source of funds continued to be cash generated from operations. For the year ended December 31, 2008, we used cash flow from operations, incremental borrowings and cash on hand to fund all of our investing and financing activities, including debt repayments and stock repurchases.

We believe our operating cash flows, existing cash balances, and revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2009, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, losses of access lines, increases in competition, lower subsidy and access revenues and the impact of the current economic environment are expected to reduce our cash generated by operations. In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future. Further, the current credit market turmoil and our below investment grade credit ratings may make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $3.9 million and $7.2 million of debt maturing in 2009 and 2010, respectively.

             Cash Flow provided by and used in Operating Activities
             ------------------------------------------------------

Cash provided by operating activities declined $82.4 million, or 10%, for 2008 as compared to 2007. The decline resulted from a drop in operating income, as adjusted for non-cash items, lower investment income, a decrease in accounts payable and an increase in current income tax expenditures. These declines were partially offset by a decrease in accounts receivable that positively impacted our cash position as compared to the prior year.

We have in recent years paid relatively low amounts of cash taxes. We expect that in 2009 and beyond our cash taxes will increase substantially, as our federal net operating loss carryforwards and AMT tax credit carryforwards are expected to be fully utilized. We paid $78.9 million in cash taxes during 2008, and expect to pay approximately $90.0 million to $110.0 million in 2009. Our 2009 cash tax estimate reflects the anticipated favorable impact of bonus depreciation that is part of the economic stimulus package signed into law by President Obama.

            Cash Flow used by and provided from Investing Activities
            --------------------------------------------------------

Acquisitions
------------
On March 8, 2007, we acquired Commonwealth in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $804.1 million in cash ($663.7 million net, after cash acquired) and issued common stock with a value of approximately $249.8 million.

In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and $191.8 million face amount of Commonwealth convertible notes (fair value of $209.6 million). During March 2007, we paid down the $35.0 million credit facility. We retired all of the Commonwealth notes as of December 31, 2008.

On October 31, 2007, we acquired GVN for a total cash consideration of $62.0 million.

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

Sale of ELI
-----------
During 2006, we sold ELI, our CLEC business (including its associated real estate), for $255.3 million in cash plus the assumption of approximately $4.0 million in capital lease obligations.

Capital Expenditures
--------------------
In 2008, our capital expenditures were $288.3 million. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $250.0 million to $270.0 million for 2009.

            Cash Flow used by and provided from Financing Activities
            --------------------------------------------------------

Debt Reduction and Debt Exchanges
---------------------------------
In 2008, we retired an aggregate principal amount of $144.7 million of debt, consisting of $128.7 million principal amount of our 9.25% Senior Notes due 2011, $12.0 million of other senior unsecured debt and rural utilities service loan contracts, and $4.0 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS).

In 2007, we retired an aggregate principal amount of $967.2 million of debt, including $3.3 million of EPPICS, and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. During the first quarter of 2007, we borrowed and repaid $200.0 million utilized to temporarily fund the acquisition of Commonwealth, and we paid down the $35.0 million Commonwealth credit facility. Through December 31, 2007, we retired $183.3 million face amount of Commonwealth convertible notes for which we paid $165.4 million in cash and $36.7 million in common stock. We also paid down $44.6 million of industrial development revenue bonds and $4.3 million of rural utilities service loan contracts.

In 2006, we retired an aggregate principal amount of $251.0 million of debt, including $15.9 million of EPPICS that were converted into our common stock. During the first quarter of 2006, we entered into two debt-for-debt exchanges of our debt securities. As a result, $47.5 million of our 7.625% notes due 2008 were exchanged for approximately $47.4 million of our 9.00% notes due 2031. During the fourth quarter of 2006, we entered into four debt-for-debt exchanges and exchanged $157.3 million of our 7.625% notes due 2008 for $149.9 million of our 9.00% notes due 2031. The 9.00% notes are callable on the same general terms and conditions as the 7.625% notes exchanged. No cash was exchanged in these transactions. However, with respect to the first quarter debt exchanges, a non-cash pre-tax loss of approximately $2.4 million was recognized in accordance with EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," which is included in other income (loss), net.

On June 1, 2006, we retired at par our entire $175.0 million principal amount of 7.60% Debentures due June 1, 2006. On June 14, 2006, we repurchased $22.7 million of our 6.75% Senior Notes due August 17, 2006 at a price of 100.181% of par. On August 17, 2006, we retired at par the $29.1 million remaining balance of the 6.75% Senior Notes.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest based on the prime rate or London Interbank Offered Rate (LIBOR), at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of those notes.

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

On December 22, 2006, we issued in a private placement, $400.0 million principal amount of 7.875% Senior Notes due January 15, 2027. Proceeds from the sale were used to partially finance our acquisition of Commonwealth. These notes were exchanged for registered securities, as described above.

In December 2006, we borrowed $150.0 million under a senior unsecured term loan agreement. The loan matures in 2012 and bears interest based on an average prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to partially finance our acquisition of Commonwealth.

EPPICS
------
As of December 31, 2008, there was no EPPICS related debt outstanding to third parties. The following disclosure provides the history regarding this issuance.

In 1996, our consolidated wholly owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (Trust Convertible Preferred Securities or EPPICS), representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). These securities had an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible Preferred Securities due 2036 from another wholly owned consolidated subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust were the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures were substantially all the assets of the Partnership. Our obligations under the agreements relating to the issuances of such securities, taken together, constituted a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

In accordance with the terms of the issuances, we paid the annual 5% interest in quarterly installments on the Convertible Subordinated Debentures in 2008, 2007 and 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

As of December 31, 2008, EPPICS representing a total principal amount of $197.8 million have been converted into 15,969,645 shares of our common stock. There were no outstanding EPPICS as of December 31, 2008. As a result of the redemption of all outstanding EPPICS as of December 31, 2008, the $10.5 million in debt with related parties was reclassified by the Company against an offsetting investment.

Interest Rate Management
------------------------
On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet, and is being amortized into interest expense over the term of the associated debt. For 2008, we recognized $5.0 million of deferred gain and anticipate recognizing an additional $3.4 million of deferred gain during 2009.

The notional amounts of fixed-rate indebtedness hedged as of December 31, 2007 were $400.0 million. Such contracts required us to pay variable rates of interest (estimated average pay rates of approximately 8.54% as of December 31, 2007) and receive fixed rates of interest (average receive rate of 8.50% as of December 31, 2007). All swaps were accounted for under SFAS No. 133 (as amended) as fair value hedges. For 2007 and 2006, the interest expense resulting from these interest rate swaps totaled approximately $2.4 million and $4.2 million, respectively.

Credit Facility
---------------
As of December 31, 2008, we had available lines of credit with seven financial institutions in the aggregate amount of $250.0 million and there were no outstanding standby letters of credit issued under the facility. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of December 31, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds subject to customary conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. Although we believe, based on information available to us, that the financial institutions syndicated under our credit facility would be able to fulfill their commitments, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.

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

Our  $200.0  million  term  loan  facility  with  the  Rural  Telephone  Finance
Cooperative (RTFC), which matures in 2011, contains a maximum leverage ratio covenant. Under the leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.00 to 1.

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

As of December 31, 2008, we were in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of common stock upon the exercise of options pursuant to our stock-based compensation plans. For the years ended December 31, 2008, 2007 and 2006, we received approximately $1.4 million, $13.8 million and $27.2 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008 and was completed on October 3, 2008. During 2008, we repurchased 17,778,300 shares of our common stock at an aggregate cost of $200.0 million.

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

Future Commitments
------------------
A summary of our future contractual obligations and commercial commitments as of December 31, 2008 is as follows:

Contractual Obligations:
------------------------

($ in thousands)                                          Payment due by period
----------------                   ---------------------------------------------------------------------
                                         Total             2009          2010-2011         2012-2013         Thereafter
                                   ----------------- --------------- ----------------  ----------------- -----------------
 Long-term debt obligations,
   excluding interest                   $ 4,732,488     $   3,857       $ 1,132,379        $ 1,009,497       $ 2,586,755

Interest on long-term debt                4,507,391       357,600           676,162            494,675         2,978,954

Operating lease obligations                  66,500        22,654            21,499             12,781             9,566

Purchase obligations                         34,142        23,286            10,196                330               330

FIN No. 48 liability                         48,711         1,493            34,433             12,780                 5
                                   ----------------- --------------- ----------------  ----------------- -----------------
                 Total                  $ 9,389,232     $ 408,890       $ 1,874,669        $ 1,530,063       $ 5,575,610
                                   ================= =============== ================  ================= =================

At December 31, 2008, we have outstanding performance letters of credit totaling $21.9 million.

Divestitures
------------
On August 24, 1999, our Board of Directors approved a plan to divest our public utilities services businesses, which included gas, electric and water and wastewater businesses. We have sold all of these properties. All of the agreements relating to the sales provide that we will indemnify the buyer against certain liabilities (typically liabilities relating to events that occurred prior to sale), including environmental liabilities, for claims made by specified dates and that exceed threshold amounts specified in each agreement (see Note 24).

Discontinued Operations
-----------------------
On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI) for $255.3 million (including a later sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the Federal and state level.

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

Allowance for Doubtful Accounts
We maintain an allowance for estimated bad debts based on our estimate of collectability of our accounts receivable through a review of aging categories and specific customer accounts. In 2008 and 2007, we had no "critical estimates" related to telecommunications bankruptcies.

Asset Impairment
In 2008 and 2007, we had no "critical estimates" related to asset impairments.

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties. We test for impairment of these assets annually, or more frequently, as circumstances warrant. All of our ILEC properties share similar economic characteristics and as a result, we aggregate our four operating segments into one reportable segment. In determining fair value of goodwill during 2008 we compared the net book value of the reporting units to current trading multiples of ILEC properties as well as trading values of our publicly traded common stock. Additionally, we utilized a range of prices to gauge sensitivity. Our test determined that fair value exceeded book value of goodwill for each of our reporting units.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the lives proposed in the study effective October 1, 2008. Our "composite depreciation rate" increased from 5.5% to 5.6% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million for 2009. We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other postretirement benefits including retiree medical benefits and related liabilities are "critical accounting estimates." We sponsor noncontributory defined benefit pension plans covering a significant number of current and former employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. The pension plans for the majority of our current employees are frozen. The accounting results for pension and post retirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present basis, our pension and postretirement benefit obligation as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve, the Citigroup Above-Median Pension Curve, the general movement of interest rates and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate was 6.50% at year-end 2008 and 2007.

The expected long-term rate of return on plan assets is applied in determining the periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2008, we did not change our expected long-term rate of return from the 8.25% used in 2007. Our pension plan assets are valued at actual market value as of the measurement date.

We expect that our pension and other postretirement benefit expenses for 2009 will be $50.0 million to $55.0 million (they were $11.2 million in 2008), and that we may be required to make a cash contribution to our pension plan beginning in 2010. No contribution was made to our pension plan during 2008.

Income Taxes
Our effective tax rates in 2006, 2007 and 2008 were approximately at the statutory rates.

Contingencies
At December 31, 2006, we had a reserve of $8.0 million in connection with a potential environmental claim in Bangor, Maine. This claim was settled with a payment of $7.625 million plus additional expenses during the third quarter of 2007.

We currently do not have any contingencies in excess of $5.0 million recorded on our books.

Purchase Price Allocation - Commonwealth and GVN
The allocation of the approximate $1.1 billion paid to the "fair market value" of the assets and liabilities of Commonwealth is a critical estimate. We finalized our estimate of the fair values assigned to plant, customer list and goodwill, as more fully described in Notes 3 and 7 to the consolidated financial statements. Additionally, the estimated expected life of a customer (used to amortize the customer list) is a critical estimate.

New Accounting Pronouncements
-----------------------------

The following new accounting standards were adopted by the Company in 2008 without any material financial statement impact. All of these standards are more fully described in Note 2 to the consolidated financial statements.

     *    Accounting for Endorsement  Split-Dollar  Life Insurance  Arrangements
          ----------------------------------------------------------------------
          (EITF No. 06-4)
          ---------------

     *    Fair Value Measurements (SFAS No. 157)
          --------------------------------------

     *    The Fair Value Option for Financial Assets and Financial Liabilities -
          ----------------------------------------------------------------------
          Including an Amendment of FASB Statement No. 115 (SFAS No. 159)
          ---------------------------------------------------------------

     *    Accounting  for  Collateral  Assignment  Split-Dollar  Life  Insurance
          ----------------------------------------------------------------------
          Arrangements (EITF No. 06-10)
          -----------------------------

     *    Accounting  for the Income Tax Benefits of  Dividends  on  Share-Based
          ----------------------------------------------------------------------
          Payment Awards (EITF No. 06-11)
          -------------------------------

     *    The Hierarchy of Generally  Accepted  Accounting  Principles (SFAS No.
          ----------------------------------------------------------------------
          162)
          ----

The following new accounting standards that will be adopted by the Company in 2009 are currently being evaluated by the Company, but we do not expect their adoption to have a material impact on our financial position, results of operations or cash flows.

     *    Fair Value Measurements (SFAS No. 157), as amended
          --------------------------------------------------

     *    Business Combinations (SFAS No. 141R)
          -------------------------------------

     *    Noncontrolling  Interests in Consolidated  Financial  Statements (SFAS
          ----------------------------------------------------------------------
          No. 160)
          --------

     *    Determining   Whether   Instruments  Granted  in  Share-Based  Payment
          ----------------------------------------------------------------------
          Transactions are Participating Securities (FSP EITF 03-6-1)
          -----------------------------------------------------------

     *    Employers'  Disclosures about Postretirement  Benefit Plan Assets (FSP
          ----------------------------------------------------------------------
          SFAS 132 (R)-1)
          ---------------

(b) Results of Operations
    ---------------------

Our historical results include the results of operations of CTE from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. Accordingly, results of operations for 2008, 2007 and 2006 are not directly comparable as 2008 results reflect the inclusion of a full year of operations of CTE and GVN, whereas 2007 results reflect the inclusion of approximately ten months of operations of CTE and of two months of operations of GVN and 2006 results do not reflect the results of operations of CTE or GVN.

                                     REVENUE

Revenue is generated primarily through the provision of local, network access, long distance and data and internet services. Such revenues are generated through either a monthly recurring fee or a fee based on usage at a tariffed rate and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Consolidated revenue for 2008 decreased $51.0 million, or 2%, to $2,237.0 million as compared to 2007. Excluding additional revenue attributable to the CTE and GVN acquisitions for a full year in 2008 and for a partial period in 2007, our revenue decreased $107.3 million during 2008, or 5%, as compared to 2007. During the first quarter of 2007, we had a significant favorable settlement of a carrier dispute that resulted in a favorable one-time impact to our revenue of $38.7 million. Excluding the additional revenue due to the one-time favorable settlement in the first quarter of 2007 and the additional revenue attributable to the CTE and GVN acquisitions in 2008 and 2007, our revenue for the year ended December 31, 2008 declined $68.6 million, or 3%, as compared to the prior year. This decline is a result of lower local services revenue, subsidy revenue and switched access revenue, partially offset by a $37.3 million, or 8%, increase in data and internet services revenue, each as described in more detail below.

Consolidated revenue for 2007 increased $262.6 million, or 13%, to $2,288.0 million as compared to 2006. Excluding the additional revenue attributable to the CTE and GVN acquisitions in 2007, and the one-time favorable settlement as referenced above in 2007, our revenue for 2007 was $1,982.7 million, a decrease of $42.7 million, or 2%, as compared to 2006, primarily resulting from a reduction of $39.9 million in subsidies received from federal and state funds.

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior (including wireless substitution), economic conditions, changing technology and by some customers disconnecting second lines when they add High-Speed Internet or cable modem service. We lost approximately 174,800 access lines (net), including 22,200 second lines, during 2008, but added approximately 57,100 High-Speed Internet subscribers (net) during this same period. We expect to continue to lose access lines but to increase High-Speed Internet subscribers during 2009 (although not enough to offset access line losses).

While the number of access lines are an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate the business. Management believes that understanding different components of revenue is most important. For this reason, presented on page 33 is a breakdown that categorizes revenue into customer revenue and regulatory revenue (switched and subsidy revenue). Despite the decline in access lines, our customer revenue, which is all revenue except switched access and subsidy revenue, also improved by more than 1.3 percent in 2008 versus 2007. The average monthly customer revenue per access line has improved and resulted in an increased wallet share, primarily from residential customers. A substantial further loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2009.

Our historical results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. The financial tables below include a comparative analysis of our results of operations on a historical basis for 2008, 2007 and 2006. We have also presented an analysis of each category for 2007 for the results of Frontier (excluding CTE and GVN) and the results of our acquisitions: CTE from March 8, 2007 through December 31, 2007, and the results of GVN for the last two months of 2007, as included in the consolidated results of operations. The figures in each of the charts in this section for 2007 relate to Frontier legacy properties (excluding CTE and GVN).

                                     REVENUE

                                        2008                                           2007                                2006
                        -------------------------------- -------------------------------------------------------------- ----------
($ in thousands)                                                                      Frontier
---------------                                                                      (excluding
                         Amount     $ Change    % Change    Amount    Acquisitions  CTE and GVN)    $ Change   % Change    Amount
                        ----------  ----------- -------- ----------- -------------  --------------  ---------- --------- ----------
Local services          $  848,393  $ ( 27,369)     -3%  $  875,762    $  95,197      $   780,565    $(29,019)     -4%   $  809,584
Data and internet
  services                 605,615      61,851      11%     543,764       58,934          484,830      60,621      14%      424,209
Access services            404,713     (74,749)    -16%     479,462       70,235          409,227     (18,732)     -4%      427,959
Long distance services     182,559       2,034       1%     180,525       27,070          153,455         183       0%      153,272
Directory services         113,347      (1,239)     -1%     114,586        1,264          113,322        (816)     -1%      114,138
Other                       82,391     (11,525)    -12%      93,916       13,908           80,008     (16,197)    -17%       96,205
                        ----------  -----------          ----------- -------------  --------------  ----------           ----------
                        $2,237,018  $  (50,997)     -2%  $2,288,015    $ 266,608      $ 2,021,407    $ (3,960)      0%   $2,025,367
                        ==========  ===========          =========== =============  ==============  ==========           ==========

Local Services
Local services revenue for 2008 decreased $27.4 million, or 3%, to $848.4 million as compared to 2007. Excluding the additional local services revenue attributable to the CTE and GVN acquisitions for 2008 and 2007, local services revenue for 2008 decreased $47.8 million, or 6%, as compared to 2007, primarily due to the continued loss of access lines which accounted for $40.4 million of the decline and a reduction in all other related services of $7.4 million. Enhanced services revenue for 2008, excluding the impact of the CTE and GVN acquisitions for 2008 and 2007, decreased $5.6 million, or 3%, as compared to 2007, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages instead of individual features. Rate increases that were effective August 2007 resulted in a favorable 2008 impact of $3.0 million.

Local services revenue for 2007 increased $66.2 million, or 8%, to $875.8 million as compared to 2006. Excluding the additional local services revenue attributable to the CTE and GVN acquisitions of $95.2 million in 2007, local services revenue for 2007 decreased $29.0 million, or 4%, to $780.6 million as compared to 2006. The loss of access lines accounted for $28.7 million of this decline in local services revenue, partially offset by rate increases in Rochester, New York on residential lines that became effective August 2006 and 2007.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for 2008 increased $61.9 million, or 11%, to $605.6 million as compared to 2007. Data and internet services revenue for 2008, excluding the additional data and internet services revenue attributable to the CTE and GVN acquisitions for 2008 and 2007 increased $37.3 million, or 8%, as compared to 2007, primarily due to the overall growth in the number of data and High-Speed Internet customers. As of December 31, 2008, the number of the Company's High-Speed Internet subscribers increased by approximately 57,100, or 11%, since December 31, 2007. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity internet and ethernet circuits. Revenue from these dedicated high-capacity circuits, including the impact of $10.5 million attributable to the CTE and GVN acquisitions, increased $26.9 million in 2008, as compared to 2007, primarily due to growth in the number of those circuits.

Data and internet services revenue for 2007 increased $119.6 million, or 28%, to $543.8 million as compared to 2006. Excluding the additional data and internet services revenue attributable to the CTE and GVN acquisitions for 2007, data and internet services revenue for 2007 increased $60.6 million, or 14%, as compared to 2006, primarily due to growth in the number of data and High-Speed Internet customers. As of December 31, 2007, the number of the Company's High-Speed Internet subscribers increased by approximately 66,700, or 17%, since December 31, 2006. Revenue from dedicated high-capacity circuits increased $19.8 million in 2007, primarily due to growth in the number of those circuits.

Access Services
Access services revenue for 2008 decreased $74.7 million, or 16%, to $404.7 million as compared to 2007. Excluding the additional access services revenue attributable to the CTE and GVN acquisitions for 2008 and 2007, access services revenue for 2008 decreased $77.3 million, or 19%, as compared to 2007, for our legacy Frontier operations. Switched access revenue for 2008, excluding the unfavorable impact of the CTE and GVN acquisitions, decreased $56.8 million, or 20%, as compared to 2007, primarily due to the settlement of a carrier dispute resulting in a favorable impact on our 2007 revenue of $38.7 million (a one-time event), and the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Excluding the impact of that one-time favorable settlement in 2007, our switched access revenue for 2008 declined by $18.1 million, or 7% from 2007. Access services revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue for 2008, excluding the additional subsidy revenue attributable to the CTE and GVN acquisitions in 2008 and 2007, decreased $20.6 million, or 16%, in 2008 to $104.1 million, as compared to 2007, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost Per Local Loop (NACPL) used by the Federal Communications Commission (FCC) to allocate funds among all recipients. Subsidy revenue in 2008 was also negatively impacted by $2.5 million in unfavorable adjustments resulting from audits of the Federal High Cost Fund program.

Access services revenue for 2007 increased $51.5 million, or 12%, to $479.5 million as compared to 2006. Excluding the additional access services revenue attributable to the CTE and GVN acquisitions of $70.2 million in 2007, access services revenue for 2007 decreased $18.7 million, or 4%, as compared to 2006. Switched access revenue of $284.6 million increased $21.2 million, or 8%, as compared to 2006, primarily due to the settlement in the first quarter of 2007 of a dispute with a carrier resulting in a favorable impact on our revenue in 2007 of $38.7 million (a one-time event), partially offset by the impact of a decline in minutes of use related to access line losses. Subsidy revenue for 2007 of $124.7 million decreased $39.9 million, or 24%, as compared to 2006, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's NACPL, along with reductions in Universal Service Fund (USF) surcharges due to the elimination of high-speed internet units from the USF calculation.

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

The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation and would revise the Federal Universal Service funding and disbursement mechanisms. When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations. However, future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

Certain states have open proceedings to address reform to intrastate access charges and other intercarrier compensation. We cannot predict when or how these matters will be decided or the effect on our subsidy or access revenues. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.

Long Distance Services
Long distance services revenue for 2008 increased $2.0 million, or 1%, to $182.6 million as compared to 2007. Excluding the additional long distance services revenue attributable to CTE and GVN acquisitions, long distance services revenue in 2008 decreased $3.8 million, or 2%, as compared to 2007. Generally, our long distance services revenue is trending slightly downward due to a reduction in the overall average revenue per minute of use. During 2008, we actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. The sale of our digital phone and state unlimited products, and their associated unlimited minutes, has resulted in an increase in long distance customers, and an increase of 10% in the minutes used by these customers. This has lowered our overall average rate per minute billed.

Long distance services revenue for 2007 increased $27.3 million, or 18%, to $180.5 million as compared to 2006. Excluding the additional long distance services revenue attributable to the CTE and GVN acquisitions of $27.1 million in 2007, long distance services revenue for 2007 was relatively unchanged as compared to 2006, despite an increase of 13% in our long distance minutes of use due to more customers selecting our unlimited minutes of use package.

Our long distance minutes of use increased during 2008 and 2007, as compared with the prior years and, as noted below in network access expenses, has increased our cost of services provided. At the same time, average revenue per minute of use has declined.

Our long distance services revenue has remained relatively unchanged, but may decrease in the future due to lower rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenue in the future.

Directory Services
Directory services revenue for 2008 decreased $1.2 million, or 1%, to $113.3 million as compared to 2007. Excluding the additional directory services revenue attributable to the CTE and GVN acquisitions in 2008 and 2007, directory services revenue for 2008 decreased $4.0 million, or 4%, as compared to 2007. Directory services revenue in 2008 reflected lower revenues from yellow pages advertising, mainly in Rochester, New York.

Directory services revenue for 2007 increased $0.4 million to $114.6 million as compared to 2006. Excluding the additional directory services revenue attributable to the CTE and GVN acquisitions of $1.3 million in 2007, directory services revenue for 2007 decreased $0.8 million, or 1%, as compared to 2006, reflecting slightly lower revenues from yellow pages advertising, mainly in Rochester, New York.

Other
Other revenue for 2008 decreased $11.5 million, or 12%, to $82.4 million as compared to 2007. Other revenue was impacted by a decrease in equipment sales of $7.0 million, a decrease in service activation fee revenue of $3.3 million and decreased "bill and collect" fee revenue of $3.2 million, partially offset by higher DISH video revenue of $3.3 million.

Other revenue for 2007 decreased $2.3 million, or 2%, to $93.9 million as compared to 2006. Excluding the additional other revenue attributable to the CTE and GVN acquisitions of $13.9 million in 2007, other revenue for 2007 decreased $16.2 million, or 17%, as compared to 2006, primarily due to a $9.9 million increase in bad debt expense, the impact of a $3.4 million reduction in revenue for our free video promotions with a multi-year customer commitment in some of our markets, a decrease in service activation billing of $2.5 million and a decrease of $1.8 million in wireless revenue from the Mohave Cellular Limited Partnership.

                       OTHER FINANCIAL AND OPERATING DATA

                                       As of                %              As of                   %                 As of
                                   December 31, 2008     Change      December 31, 2007          Change          December 31, 2006
                                 -------------------   ------------  -------------------     --------------    ------------------
Access lines:
   Residential                            1,454,268        -8%                1,587,930            8%                  1,476,802
   Business                                 800,065        -5%                  841,212           29%                    649,772
                                 -------------------                 -------------------                       ------------------
Total access lines                        2,254,333        -7%                2,429,142           14%                  2,126,574
                                 -------------------                 -------------------                       ------------------
High-Speed Internet (HSI)
  subscribers                               579,943        11%                  522,845           33%                    393,184
Video subscribers                           119,919        28%                   93,596           49%                     62,851


                                                                  For the year ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                        2008            $ Change     % Change             2007         % Change          2006
                                 ------------------------------------------------  -------------------------------  ------------
Revenue:
   Residential                          $   944,786      $ (13,667)     -1%           $   958,453
   Business                                 887,519         37,419       4%               850,100
                                 -------------------   ------------                 --------------
Total customer revenue                    1,832,305         23,752       1%             1,808,553
                                 -------------------   ------------                 --------------

   Regulatory (Access Services)             404,713        (74,749)    -16%               479,462
                                 -------------------   ------------                 --------------
Total revenue                           $ 2,237,018      $ (50,997)     -2%           $ 2,288,015
                                 -------------------   ------------                 --------------
Switched access minutes of use
   (in millions)                             10,027                     -5%                10,592           4%          10,227
Average monthly total revenue
   per access line                      $     83.05  (1)                 4%           $     79.94 (2)       3%         $ 77.25
Average monthly customer revenue
   per access line                      $     68.65  (1)                 6%           $     65.00 (1)

(1) For the years ended December 31, 2008 and 2007, the calculations exclude CTE and GVN data.

(2) For the year ended December 31, 2007, the calculation excludes CTE and GVN data and excludes the $38.7 million favorable one-time impact from the first quarter 2007 settlement of a switched access dispute. The amount is $81.50 with the $38.7 million favorable one-time impact from the settlement.

                               OPERATING EXPENSES

                             NETWORK ACCESS EXPENSES

                                      2008                                         2007                                    2006
                        ------------------------------ ---------------------------------------------------------------- ---------
($ in thousands)                                                                      Frontier
----------------                                                                     (excluding
                          Amount   $ Change    % Change    Amount    Acquisitions   CTE and GVN)   $ Change  % Change    Amount
                        ---------  ---------  ---------- ----------- -------------  -------------  --------  ---------- ---------
Network access          $ 222,013   $ (6,229)    -3%     $ 228,242    $ 35,781        $ 192,461     $ 21,214     12%    $ 171,247


Network access
Consolidated network access expenses for 2008 decreased $6.2 million, or 3%, to $222.0 million as compared to 2007 primarily due to decreasing rates resulting from more efficient circuit routing for our long distance and data products.
Excluding the additional network access expenses attributable to the CTE and GVN acquisitions for 2008 and 2007, network access expenses decreased $15.1 million, or 8%, in 2008 as compared to 2007. Excluding the additional network access expenses attributable to the CTE and GVN acquisitions of $35.8 million in 2007, network access expenses for 2007 increased $21.2 million, or 12%, as compared to 2006, primarily due to increasing rates and usage related to our long distance product and our data backbone.

In the fourth quarter of 2008, we expensed $4.2 million of promotional costs for Master Card gift cards issued to new High-Speed Internet customers entering into a two-year price protection plan and to existing customers who purchased additional services under a two-year price protection plan. In the first quarter of 2008, we expensed $2.6 million for a flat screen television promotion.
Additionally, in the fourth quarters of 2007 and 2006, we expensed $11.4 million and $9.7 million, respectively, of promotional costs associated with fourth quarter High-Speed Internet promotions that subsidized the cost of a new personal computer or a new digital camera in 2007, and a new personal computer in 2006, provided to customers entering into a multi-year commitment for certain bundled services.

As we  continue  to  increase  our  sales of data  products  such as  High-Speed
Internet and expand the availability of our unlimited long distance calling plans, our network access expense may increase in the future. A decline in expenses associated with access line losses, has offset some of the increase.

                            OTHER OPERATING EXPENSES

                                       2008                                             2007                                2006
                           ------------------------------ --------------------------------------------------------------  ---------
($ in thousands)                                                                      Frontier
----------------                                                                     (excluding
                             Amount    $ Change  % Change    Amount    Acquisitions  CTE and GVN)   $ Change   % Change    Amount
                           ---------  ---------- -------- ----------- -------------  ------------  ----------- ---------  ---------

Wage and benefit expenses  $ 383,887    $ 2,561       1%   $ 381,326  $  28,907        $ 352,419    $  (6,408)    -2%     $ 358,827
Severance and early
  retirement cost              7,598     (6,276)    -45%      13,874          -           13,874        6,681     93%         7,193
Stock based compensation       7,788     (1,234)    -14%       9,022          -            9,022       (1,318)   -13%        10,340
All other operating
  expenses                   411,475      7,196       2%     404,279     72,086 (1)      332,193      (24,590)    -7%       356,783
                           ---------  ----------          ----------- -------------  ------------  -----------            ---------
                           $ 810,748    $ 2,247       0%   $ 808,501  $ 100,993        $ 707,508    $ (25,635)    -3%     $ 733,143
                           =========  ==========          =========== =============  ============  ===========            =========

(1)  Includes  $33.0  million  of  common   corporate  costs  allocated  to  CTE
     operations during 2007.

Consolidated other operating expenses for 2008 increased $2.2 million, to $810.7 million as compared to 2007, primarily the result of our CTE and GVN acquisitions which was largely offset by synergies and cost reductions relating to the legacy Frontier operations.

Wage and benefit expenses
Wage and benefit expenses for 2008 increased $2.6 million, or 1%, to $383.9 million as compared to 2007. Wage and benefit expenses attributable to the CTE and GVN acquisitions increased $10.2 million, or 35%, in 2008 versus 2007, primarily due to the pension curtailment gain of $14.4 million recognized in 2007, as discussed below. These additional costs were offset by a decrease of $7.6 million primarily due to headcount reductions and associated decreases in compensation and benefit costs attributable to the integration of the back office, customer service and administrative support functions of the CTE and GVN operations acquired in 2007.

Wage and benefit expenses for 2007 increased $22.5 million, or 6%, to $381.3 million as compared to 2006. Excluding the additional wage and benefit expenses attributable to the CTE and GVN acquisitions of $28.9 million in 2007, wage and benefit expenses for 2007 decreased $6.4 million, or 2%, as compared to 2006, primarily due to headcount reductions and associated decreases in compensation and benefit costs.

Included in our wage and benefit expenses are pension and other postretirement benefit expenses. The amounts for 2007 include the costs for our CTE plans acquired in 2007 and reflect the positive impact of a pension curtailment gain of $14.4 million, resulting from the freeze placed on certain pension benefits of the former CTE non-union employees. Based on current assumptions and plan asset values, we estimate that our pension and other postretirement benefit expenses (which were $11.2 million in 2008), will be approximately $50.0 million to $55.0 million in 2009. No contribution was made to our pension plan during 2008 and none is expected to be made in 2009. Also, effective December 31, 2007, the CTE Employees' Pension Plan was merged into the Frontier Pension Plan.

As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $822.2 million at December 31, 2007 to $589.8 million at December 31, 2008, a decrease of $232.4 million, or 28%. This decrease represents a decline in asset value of $162.9 million, or 20%, and benefits paid of $69.5 million, or 8%. The decline in pension plan assets did not impact our results of operations, liquidity or cash flows in 2008. However, we expect that our pension expense will increase in 2009 and that we will be required to make a cash contribution to our pension plan beginning in 2010.

Severance and early retirement costs
Severance and early retirement costs for 2008 decreased $6.3 million, or 45%, as compared to 2007. Severance and early retirement costs of $7.6 million in 2008 include charges recorded in the first half of 2008 of $3.4 million related to employee early retirements and terminations for 42 Rochester, New York employees. Additional severance costs of $4.0 million were recorded in the fourth quarter of 2008, including $1.7 million of enhanced early retirement pension benefits related to 55 employees.

Severance and early retirement costs of $13.9 million in 2007 include a third quarter charge of approximately $12.1 million related to initiatives to enhance customer service, streamline operations and reduce costs. Approximately 120 positions were eliminated as part of this 2007 initiative, most of which were filled by new employees at our remaining call centers. In addition, approximately 50 field operations employees agreed to participate in an early retirement program and another 30 employees from a variety of functions left the Company in 2007.

Severance and early retirement costs for 2007 increased $6.7 million, or 93%, as compared to 2006, primarily due to the 2007 charge of approximately $12.1 million related to initiatives to enhance customer service, streamline operations and reduce costs, as discussed above.

Stock based compensation
Stock based compensation for 2008 decreased $1.2 million, or 14%, as compared to 2007 due to reduced costs associated with stock units and stock options.

Stock based compensation for 2007 decreased $1.3 million, or 13%, as compared to 2006 due to reduced costs associated with stock options, since fewer stock option grants remained unvested as compared to 2006.

All other operating expenses
All other operating expenses for 2008 increased $7.2 million, or 2%, to $411.5 million as compared to 2007, primarily due to the additional expenses attributable to the CTE and GVN acquisitions of $10.0 million in 2008 versus 2007, as 2008 includes a full year of expenses for CTE and GVN while 2007 included approximately ten months of costs for CTE and two months of costs for GVN. Our purchase of CTE has enabled us to realize cost savings by leveraging our centralized back office, customer service and administrative support functions over a larger customer base.

All other operating expenses for 2007 increased $47.5 million, or 13%, to $404.3 million as compared to 2006. Excluding the additional expenses attributable to the CTE and GVN acquisitions of $72.1 million in 2007, all other operating expenses for 2007 decreased $24.6 million, or 7%, as compared to 2006, primarily due to the allocation of common corporate costs over a larger base of operations, which now includes CTE. Additionally, our USF contribution rate and PUC fees decreased from 2006, resulting in a reduction in costs of $13.1 million in 2007. An increase in consulting and other outside services of $11.7 million for 2007 offset some of the decrease in expenses noted above.

                      DEPRECIATION AND AMORTIZATION EXPENSE

                                    2008                                          2007                                      2006
                        ------------------------------ ----------------------------------------------------------------  ---------
($ in thousands)                                                                     Frontier
---------------                                                                     (excluding
                         Amount    $ Change    % Change    Amount    Acquisitions   CTE and GVN)   $ Change   % Change    Amount
                        ---------  ----------  --------- ---------- -------------   -------------  ---------- ---------  ---------
Depreciation expense    $ 379,490   $  5,055      1%     $ 374,435   $ 45,289        $ 329,146      $(20,961)     -6%    $ 350,107
Amortization expense      182,311     10,890      6%       171,421     45,042   (1)    126,379            (1)      0%      126,380
                        ---------  ----------            ---------- -------------   -------------  ----------            ---------
                        $ 561,801   $ 15,945      3%     $ 545,856   $ 90,331        $ 455,525      $(20,962)     -4%    $ 476,487
                        =========  ==========            ========== =============   =============  ==========            =========

(1) Represents amortization expense related to the customer base acquired in the CTE and GVN acquisitions, and the Commonwealth trade name. Our assessment of the value of the customer base and trade name, and associated expected useful life, are based upon management estimate and independent appraisal.

Depreciation and amortization expense for 2008 increased $15.9 million, or 3%, to $561.8 million as compared to 2007. Excluding the depreciation and amortization expense for 2008 and 2007 attributable to the CTE and GVN acquisitions, depreciation and amortization expense for 2008 decreased $10.7 million, or 2%, as compared to 2007, primarily due to a declining net asset base for our legacy Frontier properties, partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the remaining useful lives proposed in the study effective October 1, 2008. Our "composite depreciation rate" increased from 5.5% to 5.6% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million and amortization expense of $113.9 million for 2009.

Consolidated depreciation and amortization expense for 2007 increased $69.4 million, or 15%, to $545.9 million as compared to 2006 as a result of our 2007 acquisitions of CTE and GVN. Excluding the impact of the CTE and GVN acquisitions, depreciation expense for 2007 decreased $21.0 million, or 6%, as compared to 2006 due to a declining net asset base partially offset by changes in the remaining useful lives of certain assets.

         INVESTMENT INCOME/OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
                               INCOME TAX EXPENSE

                                       2008                                         2007                                 2006
                        ------------------------------- -------------------------------------------------------------- ----------
($ in thousands)                                                                   Frontier
----------------                                                                  (excluding
                         Amount    $ Change   % Change    Amount    Acquisitions  CTE and GVN)    $ Change   % Change   Amount
                        ---------  ---------- --------- ----------- ------------  --------------  ---------- --------- ----------
Investment income       $  14,504  $ (21,277)    -59%   $  35,781    $    402        $  35,379    $ (44,057)    -55%   $  79,436
Other income (loss),
  net                   $  (5,170) $  12,663      71%   $ (17,833)   $  4,978        $ (22,811)   $ (25,818)   -859%   $   3,007
Interest expense        $ 362,634  $ (18,062)     -5%   $ 380,696    $   (260)       $ 380,956    $  44,510      13%   $ 336,446
Income tax expense      $ 106,496  $ (21,518)    -17%   $ 128,014    $ 27,013        $ 101,001    $ (35,478)    -26%   $ 136,479

Investment Income
Investment income for 2008 decreased $21.3 million, or 59%, to $14.5 million as compared to 2007, primarily due to a decrease of $22.1 million in income from short-term investments of cash and cash equivalents due to a lower investable cash balance.

Investment income for 2007 decreased $43.7 million, or 55%, to $35.8 million as compared to 2006. Excluding the investment income attributable to the CTE and GVN acquisitions of $0.4 million, investment income for 2007 decreased $44.1 million, or 55%, as compared to 2006, primarily due to the $64.6 million in proceeds received in 2006 from the RTB liquidation and dissolution, partially offset by an increase of $10.8 million in income from short-term investments of cash and lower minority interest in joint ventures of $2.3 million.

We borrowed $550.0 million in December 2006 in anticipation of the Commonwealth acquisition in 2007. Our average cash balances were $177.5 million, $594.2 million and $429.5 million for 2008, 2007 and 2006, respectively.

Other Income (Loss), net
Other income (loss), net for 2008 improved $12.7 million, or 71%, to $(5.2) million as compared to 2007. Other income (loss), net improved in 2008 primarily due to a reduction in the loss on retirement of debt of $11.9 million and the $4.1 million expense of a bridge loan fee recorded during the first quarter of 2007.

Other income (loss), net for 2007 decreased $20.8 million to ($17.8) million as compared to 2006. Excluding the other income attributable to the CTE and GVN acquisitions of $5.0 million, other income (loss), net for 2007 decreased $25.8 million to ($22.8) million as compared to 2006, primarily due to the premium paid of $18.2 million on the early retirement of debt during 2007 and a bridge loan fee of $4.1 million.

Interest Expense
Interest expense for 2008 decreased $18.1 million, or 5%, to $362.6 million as compared to 2007, primarily due to the amortization of the deferred gain associated with the termination of our interest rate swap agreements and retirement of related debt during the first quarter of 2008, along with slightly lower average debt levels and average interest rates. Our composite average borrowing rate as of December 31, 2008, as compared to 2007 was 40 basis points lower, decreasing from 7.94% to 7.54%.

Interest expense for 2007 increased $44.5 million, or 13%, to $381.0 million as compared to 2006, primarily due to $637.6 million of higher average debt in 2007 resulting from financing the CTE acquisition. Our composite average borrowing rate as of December 31, 2007, as compared with our composite average borrowing rate as of December 31, 2006 was 18 basis points lower, decreasing from 8.12% to 7.94%.

Our average debt outstanding was $4,753.0 million, $4,834.5 million and $4,196.9 million for 2008, 2007 and 2006, respectively.

Income Tax Expense
Income tax expense for 2008 decreased $21.5 million, or 17%, as compared to 2007, primarily due to lower taxable income and the reduction in income tax expense of $7.5 million recorded in the second quarter of 2008 that resulted from the expiration of certain statute of limitations on April 15, 2008, as discussed below.

The effective tax rate for 2008 was 36.8% as compared with 37.4% for 2007. The Company's effective tax rate decreased in 2008 mainly due to the impact of the favorable tax reserve adjustment recorded in the second quarter of 2008.

We paid $78.9 million in cash taxes during 2008, an increase of $24.5 million over 2007, reflecting the utilization of our tax loss carryforwards in prior years. We expect to pay approximately $90.0 million to $110.0 million in 2009. Our 2009 cash tax estimate reflects the anticipated favorable impact of bonus depreciation that is part of the economic stimulus package signed into law by President Obama.

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

Excluding the income tax expense attributable to the CTE and GVN acquisitions of $27.0 million, income tax expense for 2007 decreased $35.5 million, or 26%, as compared to 2006, primarily due to changes in taxable income. Our effective tax rate for 2007 was 37.4% as compared with an effective tax rate of 34.9% for 2006. The Company's effective tax rate increased in 2007 mainly due to changes in permanent difference items and tax contingencies.


      DISCONTINUED OPERATIONS

($ in thousands)                        2006
----------------                     ----------
                                       Amount
                                     ----------
Revenue                               $ 100,612
Operating income                      $  27,882
Income taxes                          $  11,583
Net income                            $  18,912
Gain on disposal of ELI, net of tax   $  71,635


On July 31, 2006, we sold our CLEC business, Electric Lightwave, LLC (ELI) for $255.3 million (including a later sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the Federal and state level.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of December 31, 2008 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $281.0 million of our borrowings at December 31, 2008 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2008, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

Sensitivity analysis of interest rate exposure
At December 31, 2008, the fair value of our long-term debt was estimated to be approximately $3.7 billion, based on our overall weighted average borrowing rate of 7.54% and our overall weighted average maturity of approximately 12 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2007.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of December 31, 2008 is limited to our pension assets. We have no other security investments of any material amount.

During 2008, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system. These and other economic events have had an adverse impact on investment portfolios.

As a result of negative investment returns and ongoing benefit payments, the Company's pension plan assets have declined from $822.2 million at December 31, 2007 to $589.8 million at December 31, 2008, a decrease of $232.4 million, or 28%. This decrease represents a decline in asset value of $162.9 million, or 20%, and benefits paid of $69.5 million, or 8%. The decline in pension plan assets did not impact our results of operations, liquidity or cash flows in 2008. However, we expect that our pension expense will increase in 2009 and that we may be required to make a cash contribution to our pension plan beginning in 2010.

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

          2. Supplementary Data, Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 9A.  Controls and Procedures
          -----------------------

(i)  Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) . Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2008, that our disclosure controls and procedures were effective.

(ii) Internal Control Over Financial Reporting
     (a) Management's annual report on internal control over financial reporting Our management report on internal control over financial reporting appears on page F-2.
     (b) Report of registered public accounting firm
     The report of KPMG LLP, our independent registered public accounting firm, on internal control over financial reporting appears on page F-4.
     (c) Changes in internal  control over  financial  reporting
     We reviewed our internal control over financial reporting at December 31, 2008. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
          -----------------

None.
                                    PART III
                                    --------

Item 10.  Directors, Executive Officers and Corporate Governance
          ------------------------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008. See "Executive Officers of the Registrant" in Part I of this Report following Item 4 for information relating to executive officers.

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director
          ------------------------------------------------------------
          Independence
          ------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.


                                     PART IV
                                     -------

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

          List of Documents Filed as a Part of This Report:

               (1)  Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended
   December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended
   December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or not required.

              (2) Index to Exhibits:

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 001-11001, unless otherwise indicated.

Exhibit
  No.          Description
-------        -----------
3.1            Restated Certificate of Incorporation (filed as Exhibit 3.200.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).*
3.2            Certificate of Amendment of Restated Certificate of
               Incorporation, effective July 31, 2008 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008). *
3.3            By-laws, as amended February 6, 2009 (filed as Exhibit 99.1 to the Company's current Report on Form 8-K filed on February 6,
               2009). *
4.1            Rights Agreement, dated as of March 6, 2002, between the Company and Mellon Investor Services, LLC, as Rights Agent (filed as
               Exhibit 1 to the Company's Registration Statement on Form 8-A filed on March 22, 2002).*
4.2            Amendment No. 1 to Rights Agreement, dated as of January 16,
               2003, between the Company and Mellon Investor Services LLC, as
               Rights Agent (filed as Exhibit 1.1 to the Company's Registration
               Statement on Form 8-A/A, dated January 16, 2003).*
4.3            Indenture of Securities, dated as of August 15, 1991, between the
               Company and JPMorgan Chase Bank, N.A.(as successor to Chemical
               Bank), as Trustee (the "August 1991 Indenture") (filed as Exhibit
               4.100.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*
4.4            Fourth Supplemental Indenture to the August 1991 Indenture, dated
               October 1, 1994, between the Company and JPMorgan Chase Bank,
               N.A. (as successor to Chemical Bank), as Trustee (filed as
               Exhibit 4.100.7 to the Company's Current Report on Form 8-K filed on January 3, 1995).*
4.5            Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between the Company and JPMorgan Chase Bank,
               N.A. (as successor to Chemical Bank), as Trustee (filed as
               Exhibit 4.100.8 to the Company's Current Report on Form 8-K filed on March 29, 1996 (the "March 29, 1996 8-K")).*
4.6            Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between the Company and JPMorgan Chase
               Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as
               Exhibit 4.100.9 to the March 29, 1996 8-K).*
4.7            Seventh Supplemental Indenture to the August 1991 Indenture,
               dated as of June 1, 1996, between the Company and JPMorgan Chase
               Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as
               Exhibit 4.100.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")).*
4.8            Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between the Company and JPMorgan Chase
               Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as
               Exhibit 4.100.12 to the 1996 10-K).*
4.9            Senior Indenture, dated as of May 23, 2001, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase
               Manhattan Bank), as trustee (the "May 2001 Indenture") (filed as
               Exhibit 4.1 to the Company's Current Report on Form 8-K filed on
               May 24, 2001 8-K (the "May 24, 2001 8-K")).*
4.10           First Supplemental Indenture to the May 2001 Indenture, dated as of May 23, 2001, between the Company and JPMorgan Chase Bank,
               N.A. (filed as Exhibit 4.2 to the May 24, 2001 8-K).*
4.11           Form of Senior Note due 2011 (filed as Exhibit 4.4 to the May 24,
               2001 8-K).*
4.12           Third Supplemental Indenture to the May 2001 Indenture, dated as of November 12, 2004, between the Company and JPMorgan Chase
               Bank, N.A. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2004 (the "November 12, 2004
               8-K")).*
4.13           Form of Senior Note due 2013 (filed as Exhibit A to Exhibit 4.1 to the November 12, 2004 8-K).*
4.14           Indenture, dated as of August 16, 2001, between the Company and
               JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan
               Bank), as Trustee (including the form of note attached thereto)
               (filed as Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 22, 2001).*
4.15           Indenture, dated as of December 22, 2006, between the Company and
               The Bank of New York, as Trustee (filed as Exhibit 4.1 to the
               Company's Current Report on Form 8-K filed on December 29,
               2006).*

4.16 Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 6.625% Senior Notes due 2015 (including the form of such note attached thereto) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 27, 2007 (the "March 27, 2007 8-K")).*
4.17 Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 7.125% Senior Notes due 2019 (including the form of such note attached thereto) (filed as Exhibit 4.2 to the March 27, 2007 8-K).*
10.1 Loan Agreement between the Company and Rural Telephone Finance Cooperative for $200,000,000 dated October 24, 2001 (filed as
               Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).*
10.2 Amendment No. 1, dated as of March 31, 2003, to Loan Agreement between the Company and Rural Telephone Finance Cooperative (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).*
10.3 Credit Agreement, dated as of December 6, 2006, among the Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2006).*
10.4 Loan Agreement, dated as of March 8, 2007, among the Company, as borrower, the Lenders listed therein, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. as Joint-Lead Arrangers and Joint Book-Running Managers (filed as Exhibit 10.3 to the March 9, 2007 8-K).*
10.5 Credit Agreement, dated as of May 18, 2007, among the Company, the lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Lead Arranger and Bookrunner (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 10-K")). *
10.6 Credit Agreement, dated as of March 10, 2008, among the Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 10, 2008).*
10.7 Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008.
10.8 Non-Employee Directors' Equity Incentive Plan, as amended and restated December 29, 2008.
10.9 Separation Agreement between the Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.10 Citizens Executive Deferred Savings Plan dated January 1, 1996 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).*
10.11          1996 Equity Incentive Plan, as amended and restated December 29,
               2008.
10.12 2008 Citizens Incentive Plan (filed as Appendix A to the Company's Proxy Statement dated April 10, 2007).*
10.13 Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008.
10.14 Amended Employment Agreement, dated as of December 29, 2008, between the Company and Mary Agnes Wilderotter.
10.15 Amended Employment Agreement, dated as of December 24, 2008, between the Company and Robert Larson.
10.16 Offer of Employment Letter, dated December 31, 2004, between the Company and Peter B. Hayes ("Hayes Offer Letter") (filed as
               Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).*
10.17          Amendment to Hayes Offer Letter, dated December 24, 2008.
10.18 Offer of Employment Letter, dated March 7, 2006, between the Company and Donald R. Shassian ("Shassian Offer Letter") (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).*
10.19          Amendment to Shassian Offer Letter, dated December 30, 2008.
10.20 Separation Agreement, dated November 15, 2007, between the Company and John H. Casey III (filed as Exhibit 10.21 to the 2007 10-K).*
10.21 Form of Arrangement with Daniel J. McCarthy and Melinda M. White with respect to vesting of restricted stock upon a change-in-control (filed as Exhibit 10.22 to the 2007 10-K). *
10.22 Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney ("McKenney Offer Letter") (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008). *
10.23          Amendment to McKenney Offer Letter, dated December 24, 2008.
10.24 Offer of Employment Letter, dated July 8, 2005, between the Company and Hilary E. Glassman (the "Glassman Offer Letter").

10.25          Amendment to Glassman Offer Letter, dated December 29, 2008.
10.26          Form of Restricted Stock Agreement for CEO.
10.27 Form of Restricted Stock Agreement for named executive officers other than CEO.
10.28 Summary of Non-Employee Directors' Compensation Arrangements Outside of Formal Plans.
10.29 Membership Interest Purchase Agreement between the Company and Integra Telecom Holdings, Inc. dated February 6, 2006 (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 9, 2006).*
10.30 Stock Purchase Agreement, dated as of July 3, 2007, between the Company and Country Road Communications LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 9,
               2007).*
12.1 Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21.1           Subsidiaries of the Registrant.
23.1           Auditors' Consent.
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "1934 Act").
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("SOXA").
32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of SOXA .

Exhibits 10.7 through 10.28 are management contracts or compensatory plans or arrangements.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FRONTIER COMMUNICATIONS CORPORATION
                       ------------------------------------
                                  (Registrant)

                         By: /s/ Mary Agnes Wilderotter
                            ---------------------------
                             Mary Agnes Wilderotter
          Chairman of the Board, President and Chief Executive Officer

                                February 26, 2009



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2009.

               Signature                                          Title
               ---------                                          -----

     /s/ Kathleen Q. Abernathy                             Director
------------------------------------------------
        (Kathleen Q. Abernathy)

     /s/ Leroy T. Barnes, Jr.                              Director
------------------------------------------------
        (Leroy T. Barnes, Jr.)

     /s/ Peter C. B. Bynoe                                 Director
------------------------------------------------
        (Peter C. B. Bynoe)

     /s/ Michael T. Dugan                                  Director
------------------------------------------------
        (Michael T. Dugan)

     /s/ Jeri B. Finard                                    Director
------------------------------------------------
        (Jeri B. Finard)

     /s/ Lawton W. Fitt                                    Director
------------------------------------------------
        (Lawton W. Fitt)

     /s/ William M. Kraus                                  Director
------------------------------------------------
        (William M. Kraus)

     /s/ Robert J. Larson                                  Senior Vice President and
------------------------------------------------           Chief Accounting Officer
        (Robert J. Larson)

     /s/ Howard L. Schrott                                 Director
------------------------------------------------
        (Howard L. Schrott)

     /s/ Larraine D. Segil                                 Director
------------------------------------------------
        (Larraine D. Segil)

     /s/ Donald R. Shassian                                Executive Vice President and
------------------------------------------------           Chief Financial Officer
        (Donald R. Shassian)

     /s/ David H. Ward                                     Director
------------------------------------------------
        (David H. Ward)

     /s/ Myron A. Wick III                                 Director
------------------------------------------------
        (Myron A. Wick III)

     /s/ Mary Agnes Wilderotter                            Chairman of the Board, President
------------------------------------------------           and Chief Executive Officer
        (Mary Agnes Wilderotter)



* Incorporated by reference.



              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


Item                                                                                    Page
----                                                                                    ----

Management's Report on Internal Control Over Financial Reporting                         F-2

Reports of Independent Registered Public Accounting Firm                                 F-3 and F-4

Consolidated Balance Sheets as of December 31, 2008 and 2007                             F-5

Consolidated Statements of Operations for the years ended
   December 31, 2008, 2007 and 2006                                                      F-6

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2008, 2007 and 2006                                                      F-7

Consolidated Statements of Comprehensive Income for the years ended
   December 31, 2008, 2007 and 2006                                                      F-7

Consolidated Statements of Cash Flows for the years ended
   December 31, 2008, 2007 and 2006                                                      F-8

Notes to Consolidated Financial Statements                                               F-9


        Management's Report on Internal Control Over Financial Reporting
        ----------------------------------------------------------------


The Board of Directors and Shareholders
Frontier Communications Corporation:


The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2008 and for the period then ended.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.





Stamford, Connecticut
February 26, 2009

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




The Board of Directors and Shareholders
Frontier Communications Corporation:


We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 18 to the accompanying consolidated financial statements, the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" as of January 1, 2007. As discussed in Note 5, effective January 1, 2006, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Also, as discussed in Note 23, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



                                                       /s/ KPMG LLP

Stamford, Connecticut
February 26, 2009

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited Frontier Communications Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Frontier Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders'
equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.


                                                         /s/ KPMG LLP
Stamford, Connecticut
February 26, 2009


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 AND 2007
                                ($ in thousands)

                                                                                                   2008           2007
                                                                                             -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                                                                   $   163,627    $   226,466
   Accounts receivable, less allowances of $40,125 and $32,748, respectively                       222,247        234,762
   Prepaid expenses                                                                                 33,265         29,437
   Other current assets                                                                             48,820         33,489
                                                                                             -------------- --------------
     Total current assets                                                                          467,959        524,154

Property, plant and equipment, net                                                               3,239,973      3,335,244

Goodwill, net                                                                                    2,642,323      2,634,559
Other intangibles, net                                                                             359,674        547,735
Investments                                                                                          8,044         21,191
Other assets                                                                                       170,703        193,186
                                                                                             -------------- --------------
        Total assets                                                                           $ 6,888,676    $ 7,256,069
                                                                                             ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Long-term debt due within one year                                                          $     3,857    $     2,448
   Accounts payable                                                                                141,940        179,402
   Advanced billings                                                                                51,225         44,722
   Other taxes accrued                                                                              25,585         21,400
   Interest accrued                                                                                102,370        116,923
   Other current liabilities                                                                        57,798         80,996
                                                                                             -------------- --------------
     Total current liabilities                                                                     382,775        445,891

Deferred income taxes                                                                              670,489        711,645
Other liabilities                                                                                  594,682        363,737
Long-term debt                                                                                   4,721,685      4,736,897

Shareholders' equity:
   Common stock, $0.25 par value (600,000,000 authorized shares; 311,314,000 and 327,749,000
     outstanding, respectively, and 349,456,000  issued at December 31, 2008 and 2007)              87,364         87,364
   Additional paid-in capital                                                                    1,117,936      1,280,508
   Retained earnings                                                                                38,163         14,001
   Accumulated other comprehensive loss, net of tax                                               (237,152)       (77,995)
   Treasury stock                                                                                 (487,266)      (305,979)
                                                                                             -------------- --------------
     Total shareholders' equity                                                                    519,045        997,899
                                                                                             -------------- --------------
        Total liabilities and shareholders' equity                                             $ 6,888,676    $ 7,256,069
                                                                                             ============== ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
                 ($ in thousands, except for per-share amounts)


                                                            2008           2007            2006
                                                      --------------- --------------  --------------

Revenue                                                  $ 2,237,018    $ 2,288,015     $ 2,025,367

Operating expenses:
    Network access expenses                                  222,013        228,242         171,247
    Other operating expenses                                 810,748        808,501         733,143
    Depreciation and amortization                            561,801        545,856         476,487
                                                      --------------- --------------  --------------
Total operating expenses                                   1,594,562      1,582,599       1,380,877
                                                      --------------- --------------  --------------

Operating income                                             642,456        705,416         644,490

Investment income                                             14,504         35,781          79,436
Other income (loss), net                                      (5,170)       (17,833)          3,007
Interest expense                                             362,634        380,696         336,446
                                                      --------------- --------------  --------------
    Income from continuing operations before
       income taxes                                          289,156        342,668         390,487

Income tax expense                                           106,496        128,014         136,479
                                                      --------------- --------------  --------------
    Income from continuing operations                        182,660        214,654         254,008

Discontinued operations (see Note 8):
    Income from discontinued operations before
       income taxes                                                -              -         147,136
    Income tax expense                                             -              -          56,589
                                                      --------------- --------------  --------------

    Income from discontinued operations                            -              -          90,547
                                                      --------------- --------------  --------------
Net income available for common shareholders             $   182,660    $   214,654     $   344,555
                                                      =============== ==============  ==============

Basic income per common share:
    Income from continuing operations                    $      0.58    $      0.65     $      0.79
    Income from discontinued operations                            -              -            0.28
                                                      --------------- --------------  --------------
    Net income per common share                          $      0.58    $      0.65     $      1.07
                                                      =============== ==============  ==============

Diluted income per common share:
    Income from continuing operations                    $      0.57    $      0.65     $      0.78
    Income from discontinued operations                            -              -            0.28
                                                      --------------- --------------  --------------
    Net income per common share                          $      0.57    $      0.65     $      1.06
                                                      =============== ==============  ==============



              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
            ($ and shares in thousands, except for per-share amounts)



                                                                                  Accumulated
                                     Common Stock      Additional     Retained       Other         Treasury Stock        Total
                                  -------------------   Paid-In       Earnings   Comprehensive ---------------------  Shareholders'
                                   Shares    Amount     Capital       (Deficit)      Loss        Shares     Amount      Equity
                                  --------- --------- ------------  ------------- ------------ --------- ----------- -------------
Balance December 31, 2005          343,956  $ 85,989   $1,374,610      $ (85,344)  $ (123,242)  (15,788) $ (210,204) $ 1,041,809
  Cumulative effect adjustment
    (see Note 5)                         -         -            -         36,392            -         -           -       36,392
Stock plans                              -         -       (1,875)             -            -     2,908      38,793       36,918
Conversion of EPPICS                     -         -       (2,563)             -            -     1,389      18,488       15,925
Dividends on common stock of
    $1.00 per share                      -         -     (162,773)      (160,898)           -         -           -     (323,671)
Shares repurchased                       -         -            -              -            -   (10,200)   (135,239)    (135,239)
Net income                               -         -            -        344,555            -         -           -      344,555
Pension liability adjustment,
   after adoption of SFAS No.
   158, net of taxes                     -         -            -              -      (83,634)        -           -      (83,634)
Other comprehensive income,
   net of tax, and
   reclassification adjustments          -         -            -              -      124,977         -           -      124,977
                                  --------- --------- ------------ -------------- ------------ --------- ----------- -------------
Balance December 31, 2006          343,956    85,989    1,207,399        134,705      (81,899)  (21,691)   (288,162)   1,058,032
Stock plans                              -         -       (6,237)           667            -     1,824      25,399       19,829
Acquisition of Commonwealth          5,500     1,375       77,939              -            -    12,640     168,121      247,435
Conversion of EPPICS                     -         -         (549)             -            -       291       3,888        3,339
Conversion of Commonwealth notes         -         -        1,956              -            -     2,508      34,775       36,731
Dividends on common stock of
    $1.00 per share                      -         -            -       (336,025)           -         -           -     (336,025)
Shares repurchased                       -         -            -              -            -   (17,279)   (250,000)    (250,000)
Net income                               -         -            -        214,654            -         -           -      214,654
Other comprehensive income,
   net of tax and
   reclassification adjustments          -         -            -              -        3,904         -           -        3,904
                                  --------- --------- ------------ -------------- ------------ --------- ----------- -------------
Balance December 31, 2007          349,456    87,364    1,280,508         14,001      (77,995)  (21,707)   (305,979)     997,899
Stock plans                              -         -       (1,759)             -            -     1,096      15,544       13,785
Acquisition of Commonwealth              -         -            1              -            -         3          38           39
Conversion of EPPICS                     -         -          (74)             -            -        51         664          590
Conversion of Commonwealth notes         -         -         (801)             -            -       193       2,467        1,666
Dividends on common stock of
    $1.00 per share                      -         -     (159,939)      (158,498)           -         -           -     (318,437)
Shares repurchased                       -         -            -              -            -   (17,778)   (200,000)    (200,000)
Net income                               -         -            -        182,660            -         -           -      182,660
Other comprehensive loss,
   net of tax and
   reclassification adjustments          -         -            -              -     (159,157)        -           -     (159,157)
                                  --------- --------- ------------ -------------- ------------ --------- ----------- -------------
Balance December 31, 2008          349,456  $ 87,364   $1,117,936      $  38,163   $ (237,152)  (38,142) $ (487,266) $   519,045
                                  ========= ========= ============ ============== ============ ========= =========== =============



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
                                ($ in thousands)

                                                             2008             2007             2006
                                                         --------------   --------------   -------------

Net income                                                   $ 182,660        $ 214,654       $ 344,555
Other comprehensive (loss) income, net of tax
  and reclassification adjustments*                           (159,157)           3,904         124,977
                                                         --------------   --------------   -------------
  Total comprehensive income                                 $  23,503        $ 218,558       $ 469,532
                                                         ==============   ==============   =============


* Consists primarily of amortization of pension and postretirement costs and SFAS No. 158 pension/OPEB liability (see Note 20).

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
                                ($ in thousands)


                                                                    2008             2007             2006
                                                               ---------------  ---------------  ----------------
Cash flows provided by (used in) operating activities:
Net income                                                          $ 182,660       $  214,654       $   344,555
   Deduct: Gain on sale of discontinued operations, net of tax              -                -           (71,635)
           Income from discontinued operations, net of tax                  -                -           (18,912)
Adjustments to reconcile income to net cash provided by
   operating activities:
       Depreciation and amortization expense                          561,801          545,856           476,487
       Stock based compensation expense                                 7,788            9,022            10,340
       Loss on debt exchange                                                -                -             2,433
       Loss on extinguishment of debt                                   6,290           20,186                 -
       Investment gain                                                      -                -           (61,428)
       Other non-cash adjustments                                      (7,044)          (7,598)            5,191
       Deferred income taxes                                           33,967           81,011           132,031
       Legal settlement                                                     -           (7,905)                -
       Change in accounts receivable                                    9,746           (4,714)           15,333
       Change in accounts payable and other liabilities               (52,047)         (36,257)           (3,064)
       Change in other current assets                                  (3,895)           7,428            (2,148)
                                                               ---------------  ---------------  ----------------
Net cash provided by continuing operating activities                  739,266          821,683           829,183

Cash flows provided from (used by) investing activities:
       Capital expenditures                                          (288,264)        (315,793)         (268,806)
       Cash paid for acquisitions (net of cash acquired)                    -         (725,548)                -
       Proceeds from sale of discontinued operations                        -                -           255,305
       Other assets (purchased) distributions received, net             5,489            6,629            67,050
                                                               ---------------  ---------------  ----------------
Net cash (used by) provided from investing activities                (282,775)      (1,034,712)           53,549

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                      135,000          950,000           550,000
       Debt issuance costs                                               (857)         (12,196)           (6,948)
       Long-term debt payments                                       (142,480)        (946,070)         (227,693)
       Premium paid to retire debt                                     (6,290)         (20,186)                -
       Settlement of interest rate swaps                               15,521                -                 -
       Issuance of common stock                                         1,398           13,808            27,200
       Common stock repurchased                                      (200,000)        (250,000)         (135,239)
       Dividends paid                                                (318,437)        (336,025)         (323,671)
       Repayment of customer advances for construction                 (3,185)            (942)             (264)
                                                               ---------------  ---------------  ----------------
Net cash used by financing activities                                (519,330)        (601,611)         (116,615)

Cash flows of discontinued operations:
       Operating cash flows                                                 -                -            17,833
       Investing cash flows                                                 -                -            (6,593)
       Financing cash flows                                                 -                -                 -
                                                               ---------------  ---------------  ----------------
Net cash provided by discontinued operations                                -                -            11,240

(Decrease) increase in cash and cash equivalents                      (62,839)        (814,640)          777,357
Cash and cash equivalents at January 1,                               226,466        1,041,106           263,749
                                                               ---------------  ---------------  ----------------

Cash and cash equivalents at December 31,                           $ 163,627       $  226,466       $ 1,041,106
                                                               ===============  ===============  ================

Cash paid during the period for:
       Interest                                                     $ 365,858       $  364,381       $   332,204
       Income taxes                                                 $  78,878       $   54,407       $     5,365

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                  $   7,909       $   18,198       $    (1,562)
       Conversion of EPPICS                                         $     590       $    3,339       $    15,925
       Conversion of Commonwealth notes                             $   1,666       $   36,731       $         -
       Debt-for-debt exchange                                       $       -       $        -       $     2,433
       Shares issued for Commonwealth acquisition                   $      39       $  247,435       $         -
       Acquired debt                                                $       -       $  244,570       $         -
       Other acquired liabilities                                   $       -       $  112,194       $         -



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

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Description of Business and Summary of Significant Accounting Policies:
     -----------------------------------------------------------------------

     (a)  Description of Business:
          ------------------------
          Frontier Communications Corporation (formerly known as Citizens Communications Company through July 30, 2008) and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. We are a communications company providing services to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC.

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

          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, purchase price allocations, contingencies, and pension and other postretirement benefits, among others.

     (c)  Cash Equivalents:
          -----------------
          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (d)  Revenue Recognition:
          --------------------
          Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized in revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of this revenue is recognized in revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $37.1 million, $35.9 million and $37.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

     (f)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses and have determined for the year ended December 31, 2008 that there was no impairment. We test for impairment at the "operating segment" level, as that term is defined in Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Company currently has four "operating segments" which are aggregated into one reportable segment.

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

     (i)  Investments:
          ------------

          Marketable Securities
          We   classify   our   cost   method   investments   at   purchase   as
          available-for-sale. We do not maintain a trading portfolio or held-to-maturity securities. Our marketable securities are insignificant.

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

          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised
          2004), "Share-Based Payment" (SFAS No. 123R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation cost for awards that were outstanding at the effective date are recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes.

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

(2) Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

          Accounting for Endorsement Split-Dollar Life Insurance Arrangements
          -------------------------------------------------------------------
          In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force (EITF) No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies, that are associated with a postretirement benefit. EITF No. 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion (APB) No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF No. 06-4 was effective for fiscal years beginning after December 15, 2007. Our adoption of the accounting requirements of EITF No. 06-4 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

          Fair Value Measurements
          -----------------------
          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB amended SFAS No. 157 to defer the application of this standard to nonfinancial assets and liabilities until 2009. The provisions of SFAS No. 157 related to financial assets and liabilities were effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS No. 157 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows. We do not expect the adoption of SFAS No. 157, as amended, in the first quarter of 2009 with respect to its effect on nonfinancial assets and liabilities to have a material impact on our financial position, results of operations or cash flows. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

          The Fair Value Option for Financial  Assets and Financial  Liabilities
          ----------------------------------------------------------------------
          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 were effective as of the beginning of our 2008 fiscal year. Our adoption of SFAS No. 159 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

          Accounting  for  Collateral  Assignment  Split-Dollar  Life  Insurance
          ----------------------------------------------------------------------
          Arrangements
          ------------
          In March 2007, the FASB ratified the consensus reached by the EITF on Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF No. 06-10 provides guidance on an employers' recognition of a liability and related compensation costs for collateral assignment split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods, and the asset in collateral assignment split-dollar life insurance arrangements. EITF No. 06-10 was effective for fiscal years beginning after December 15, 2007. Our adoption of the accounting requirements of EITF No. 06-10 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows.

          Accounting  for the Income Tax Benefits of  Dividends  on  Share-Based
          ----------------------------------------------------------------------
          Payment Awards
          --------------
          In June 2007, the FASB ratified EITF No. 06-11, "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF No. 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF No. 06-11 was effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard in the first quarter of 2008 had no material impact on our financial position, results of operations or cash flows.

          Business Combinations
          ---------------------
          In December 2007, the FASB revised SFAS No. 141, "Business Combinations." The revised statement, SFAS No. 141R, requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R is for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard does not impact our currently reported results and we do not expect the adoption of SFAS No. 141R in the first quarter of 2009 to have a material impact on our financial position, results of operations or cash flows.

          Noncontrolling Interests in Consolidated Financial Statements
          -------------------------------------------------------------
          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes requirements for ownership interest in subsidiaries held by parties other than the Company (sometimes called "minority interest") be clearly identified, presented and disclosed in the consolidated statement of financial position within shareholder equity, but separate from the parent's equity. All changes in the parent's ownership interest are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We do not expect the adoption of SFAS No. 160 in the first quarter of 2009 to have a material impact on our financial position, results of operations or cash flows.

          The Hierarchy of Generally Accepted Accounting Principles
          ---------------------------------------------------------
          In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The effective date of SFAS No. 162 was November 15, 2008. Our adoption of SFAS No. 162 during the fourth quarter of 2008 did not result in any changes to our current accounting practices or policies and thereby has not impacted the preparation of the consolidated financial statements.

          Determining   Whether   Instruments  Granted  in  Share-Based  Payment
          ----------------------------------------------------------------------
          Transactions are Participating Securities
          -----------------------------------------
          In June 2008, the FASB ratified FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective, on a retrospective basis, for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has concluded that our outstanding non-vested restricted stock is a participating security in accordance with FSP EITF 03-6-1 and that we will be required to adjust our previously reported basic and diluted income per common share. The Company expects that our adoption of FSP EITF 03-6-1 in the first quarter of 2009 will increase our weighted average shares outstanding and will reduce our basic and diluted income per common share from that previously reported.

          Employers' Disclosures about Postretirement Benefit Plan Assets
          ---------------------------------------------------------------
          In December 2008, the FASB issued FSP SFAS 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP SFAS 132
          (R)-1 amends SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP SFAS 132 (R)-1 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS 132 (R)-1 are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP SFAS 132 (R)-1 to have a material impact on our financial position, results of operations or cash flows. We will adopt the disclosure requirements of FSP SFAS 132 (R)-1 in the annual report for our fiscal year ending December 31, 2009.

(3)  Acquisition of Commonwealth Telephone and Global Valley Networks:
     -----------------------------------------------------------------

     On March 8, 2007, we acquired Commonwealth Telephone Enterprises, Inc. ("Commonwealth" or "CTE") in a cash-and-stock taxable transaction, for a total consideration of approximately $1.1 billion. We paid $804.1 million in cash ($663.7 million net, after cash acquired) and issued common stock with a value of $249.8 million.

     On October 31, 2007, we acquired Global Valley Networks, Inc. and GVN Services (together GVN) through the purchase from Country Road Communications, LLC of 100% of the outstanding common stock of Evans Telephone Holdings, Inc., the parent Company of GVN. The purchase price of $62.0 million was paid with cash on hand.

     We have accounted for the acquisitions of Commonwealth and GVN as purchases under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Commonwealth and GVN are recorded as of their respective acquisition dates, at their respective fair values, and consolidated with those of Frontier. The reported consolidated financial condition of Frontier as of December 31, 2008, reflects the final allocation of these fair values for Commonwealth and GVN.

     The following schedule provides a summary of the final purchase price paid by Frontier in the acquisitions of Commonwealth and GVN:

($ in thousands)
----------------                                  Commonwealth          GVN
                                             ------------------ ---------------
   Cash paid                                       $   804,085        $ 62,001
   Value of Frontier common stock issued               249,804               -
   Accrued closing costs                                   469               -
                                             ------------------ ---------------
   Total Purchase Price                            $ 1,054,358        $ 62,001
                                             ================== ===============


     With respect to our acquisitions of Commonwealth and GVN, the purchase price has been allocated based on fair values to the net tangible and intangible assets acquired and liabilities assumed. The final allocations are as follows:

    ($ in thousands)
    ----------------
                                                         Commonwealth          GVN
                                                     ------------------ ---------------
Allocation of purchase price:
   Current assets (1)                                      $   187,986        $  1,581
   Property, plant and equipment                               387,343          23,578
   Goodwill                                                    690,262          34,311
   Other intangibles                                           273,800           7,250
   Other assets                                                 11,285             812
   Current portion of debt                                     (35,000)            (17)
   Accounts payable and other current liabilities              (80,375)           (626)
   Deferred income taxes                                      (143,539)         (3,740)
   Convertible notes                                          (209,553)              -
   Other liabilities                                           (27,851)         (1,148)
                                                     ------------------ ---------------
Total Purchase Price                                       $ 1,054,358        $ 62,001
                                                     ================== ===============

               (1) Includes $140.6 million of total acquired cash.

     The following unaudited pro forma financial information presents the combined results of operations of Frontier, Commonwealth and GVN as if the acquisitions had occurred at the beginning of each period presented. The historical results of the Company include the results of Commonwealth from the date of its acquisition on March 8, 2007, and GVN from the date of its acquisition on October 31, 2007. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed at the beginning of each period presented. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of Frontier after completion of the acquisitions.

                                                             2007               2006
                                                         --------------    ---------------
($ in thousands, except per share amounts)
------------------------------------------

Revenue                                                    $ 2,362,695        $ 2,371,143
Operating income                                           $   720,476        $   717,312
Income from continuing operations                          $   218,428        $   285,434
Income from discontinued operations                        $         -        $    90,547
Net income available for common shareholders               $   218,428        $   375,981

Basic income per common share:
   Income from continuing operations                       $      0.66        $      0.83
   Income from discontinued operations                               -               0.26
                                                         --------------    ---------------
   Net income per common share                             $      0.66        $      1.09
                                                         ==============    ===============
Diluted income per common share:
   Income from continuing operations                       $      0.66        $      0.83
   Income from discontinued operations                               -               0.26
                                                         --------------    ---------------
   Net income per common share                             $      0.66        $      1.09
                                                         ==============    ===============

(4)  Property, Plant and Equipment:
     ------------------------------

     The components of property, plant and equipment at December 31, 2008 and 2007 are as follows:

                                                    Estimated
($ in thousands)                                   Useful Lives           2008              2007
----------------                                ------------------- ----------------- ------------------

Land                                                   N/A               $    22,631        $    23,347
Buildings and leasehold improvements                 41 years                344,839            343,826
General support                                   5 to 17 years              508,825            492,771
Central office/electronic circuit equipment       5 to 11 years            2,959,440          2,855,645
Cable and wire                                    15 to 60 years           3,623,193          3,484,838
Other                                             20 to 30 years              24,703             46,620
Construction work in progress                                                 97,429            128,250
                                                                    ----------------- ------------------
                                                                           7,581,060          7,375,297
Less: Accumulated depreciation                                            (4,341,087)        (4,040,053)
                                                                    ----------------- ------------------
Property, plant and equipment, net                                       $ 3,239,973        $ 3,335,244
                                                                    ================= ==================

     Depreciation expense is principally based on the composite group method. Depreciation expense was $379.5 million, $374.4 million and $350.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2008.

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

     Summary of SAB No. 108 entry recorded January 1, 2006:

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

     Unrecorded  Liabilities.   The  Company  changed  its  accounting  policies
     associated with the accrual of utilities and vacation expense. Historically, the Company's practice was to expense utility and vacation costs in the period these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of operations. The utility costs are now accrued in the period used and vacation costs are accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $3.0 million and, as provided in SAB No. 108, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006.

     We established an accrual of $4.5 million for advance billings associated with certain revenue at two telephone properties that the Company operated since the 1930's. For these two properties, the Company's records have not reflected the liability. This had no impact on the revenue reported for any of the five years reported in this Form 10-K.

     We recorded a long-term liability of $2.5 million to recognize a postretirement annuity payment obligation for two former executives of the Company. The liability should have been established in 1999 at the time the two employees elected to exchange their death benefit rights for an annuity payout in accordance with the terms of their respective split-dollar life insurance agreements. We established the liability effective January 1, 2006 in accordance with SAB No. 108 by reducing retained earnings by a like amount.

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

     Purchase Accounting. During the period 1991 to 2001, Frontier acquired a number of telecommunications businesses, growing its asset base from approximately $400.0 million in 1991 to approximately $6.0 billion by the end of 2001. As a result of these acquisitions, we recorded in accordance with purchase accounting standards, all of the assets and liabilities associated with these properties. We have determined that approximately $18.8 million (net) of liabilities were established in error. Approximately $18.0 million of the liabilities should have been recorded as a decrease to goodwill and $4.2 million should have been an increase to property, plant and equipment ($1.99 million after amortization of $2.21 million). In addition, $4.964 million of liabilities should have been reversed in 2001. We corrected this error by reversing the liability to retained earnings.

     As permitted by the adoption of SAB No. 108, we have adjusted our previously recorded acquisition entries as follows:


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

(6)  Accounts Receivable:
     --------------------

     The components of accounts receivable, net at December 31, 2008 and 2007 are as follows:

($ in thousands)                                  2008             2007
----------------                              --------------  ---------------

End user                                          $ 244,395        $ 244,592
Other                                                17,977           22,918
Less:  Allowance for doubtful accounts              (40,125)         (32,748)
                                              --------------  ---------------
   Accounts receivable, net                       $ 222,247        $ 234,762
                                              ==============  ===============


     An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is as follows:

                                                                 Additions
                                               --------------------------------------------
                                 Balance at     Balance of   Charged to    Charged to other               Balance at
                                 beginning of   acquired      bad debt       accounts -                     end of
Allowance for doubtful accounts    Period      properties     expense*        Revenue        Deductions     Period
------------------------------- -------------  -----------  ------------  ----------------- ------------ -------------


          2006                   $    31,385      $     -     $  20,257         $ 80,003     $ 23,108     $ 108,537
          2007                       108,537        1,499        31,131          (77,898)      30,521        32,748
          2008                        32,748        1,150        31,700            2,352       27,825        40,125

----------------------------------------------------------------------------------------------------------------------

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

(7)  Other Intangibles:
     ------------------

     The components of other intangibles at December 31, 2008 and 2007 are as follows:

($ in thousands)                            2008             2007
----------------                       ---------------  ----------------

Customer base                             $ 1,265,052       $ 1,271,085
Trade name                                    132,664           132,381
                                       ---------------  ----------------
    Other intangibles                       1,397,716         1,403,466
Less: Accumulated amortization             (1,038,042)         (855,731)
                                       ---------------  ----------------
    Total other intangibles, net          $   359,674       $   547,735
                                       ===============  ================

     Amortization expense was $182.3 million, $171.4 million and $126.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for 2008 is comprised of $126.3 million for amortization associated with our "legacy" Frontier properties and $56.0 million for intangible assets (customer base and trade name) that were acquired in the Commonwealth and Global Valley acquisitions. As of December 31, 2008, $263.5 million has been allocated to the customer base (five year life) and $10.3 million to the trade name (five year life) acquired in the Commonwealth acquisition, and $7.3 million to the customer base (five year life) acquired in the Global Valley acquisition. Amortization expense, based on our estimate of useful lives, is estimated to be $113.9 million in 2009, $56.2 million in 2010 and 2011 and $11.3 million in 2012.

(8)  Discontinued Operations:
     ------------------------

          Electric Lightwave
          ------------------
          On July 31, 2006, we sold our CLEC business,  Electric Lightwave,  LLC
          (ELI), for $255.3 million (including a later sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations. We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million. Our after-tax gain on the sale was $71.6 million. Our cash liability for taxes as a result of the sale was approximately $5.0 million due to the utilization of existing tax net operating losses on both the Federal and state level.

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

          We ceased to record depreciation expense for ELI effective February 2006.

          Summarized financial information for ELI for the year ended December 31, 2006 is set forth below:

($ in thousands)
----------------                                          2006
                                                   -----------------
Revenue                                                 $ 100,612
Operating income                                        $  27,882
Income taxes                                            $  11,583
Net income                                              $  18,912
Gain on disposal of ELI, net of tax                     $  71,635


(9)  Investments:
     ------------

     Investments at December 31, 2008 and 2007 include equity method investments of $8,044 and $21,191, respectively. Our investments in entities that are accounted for under the equity method of accounting consist of the following: (1) a 50% interest in the C-Don Partnership, acquired in the purchase of Commonwealth, which publishes, manufactures and distributes classified telephone directories in the Commonwealth service territory; (2) a 16.8% interest in the Fairmount Cellular Limited Partnership which is engaged in cellular mobile telephone service in the Rural Service Area
     (RSA) designated by the FCC as Georgia RSA No. 3; and (3) our investments in CU Capital and CU Trust with relation to our convertible preferred securities that were fully redeemed in the fourth quarter of 2008.

(10) Fair Value of Financial Instruments:
     ------------------------------------

     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2008 and 2007. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments for which market values are not readily available are carried at cost, which approximates fair value.

     The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.


($ in thousands)                       2008                                2007
----------------        ----------------------------------- ---------------------------------
                           Carrying                            Carrying
                            Amount          Fair Value          Amount         Fair Value
                        ---------------- ------------------ ---------------- ----------------
Long-term debt (1)       $ 4,721,685        $ 3,651,924      $ 4,736,897      $ 4,708,217

     (1) 2007 includes interest rate swaps of $7.9 million and EPPICS of $14.5 million.

(11) Long-Term Debt:
     ---------------

     The activity in our long-term debt from December 31, 2007 to December 31, 2008 is summarized as follows:

                                                      Year Ended December 31, 2008
                                         -----------------------------------------------------------------
                                                                                         Reclassification                Interest
                                                                 Interest                       of                       Rate* at
                          December 31,                 New        Rate     Conversion to   Related Party   December 31, December 31,
($ in thousands)             2007        Payments   Borrowings    Swap      Common Stock       Debt            2008        2008
----------------         -------------- ---------- ----------- ---------- --------------- ---------------- ------------- ----------

  Rural Utilities Service
    Loan Contracts         $    17,555  $    (948)   $      -    $     -         $     -         $      -    $   16,607    6.07%

  Senior Unsecured Debt      4,715,013   (138,107)    135,000     (7,909)         (1,666)               -     4,702,331    7.54%

  EPPICS (see Note 15)          14,521     (3,425)          -          -            (590)         (10,506)            -

  Industrial Development
     Revenue Bonds              13,550          -           -          -               -                -        13,550    6.31%
                         -------------- ----------- ----------- ---------- --------------- ---------------- -------------

TOTAL LONG-TERM DEBT       $ 4,760,639  $(142,480)   $135,000    $(7,909)        $(2,256)        $(10,506)   $4,732,488    7.54%
                         ============== =========== =========== ========== =============== ================ =============

  Less: Debt Discount          (21,294)                                                                          (6,946)
  Less: Current Portion         (2,448)                                                                          (3,857)
                         --------------                                                                     -------------

                           $ 4,736,897                                                                       $4,721,685
                         ==============                                                                     =============

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates for Rural Utilities Service Loan Contracts, Senior Unsecured Debt, and Industrial Development Revenue Bonds represent a weighted average of multiple issuances.


     Additional information regarding our Senior Unsecured Debt at December 31:

                                                             2008                                     2007
                                              ----------------------------------      ------------------------------------
                                                 Principal          Interest             Principal           Interest
($ in thousands)                                Outstanding           Rate              Outstanding            Rate
----------------                              ----------------     -------------      -----------------    ---------------

Senior Notes:
   Due 5/15/2011                                  $   921,276        9.250%                $ 1,050,000           9.250%
   Due 10/24/2011                                     200,000        6.270%                    200,000           6.270%
   Due 12/31/2012                                     147,000      2.448% (Variable)           148,500     6.750% (Variable)
   Due 1/15/2013                                      700,000        6.250%                    700,000           6.250%
   Due 12/31/2013                                     133,988      2.250% (Variable)                 -
   Due 3/15/2015                                      300,000        6.625%                    300,000           6.625%
   Due 3/15/2019                                      450,000        7.125%                    450,000           7.125%
   Due 1/15/2027                                      400,000        7.875%                    400,000           7.875%
   Due 8/15/2031                                      945,325        9.000%                    945,325           9.000%
                                              ----------------                        -----------------
                                                    4,197,589                                4,193,825

Debentures due 2025 - 2046                            468,742        7.137%                    468,742           7.137%
Subsidiary Senior
   Notes due 12/1/2012                                 36,000        8.050%                     36,000           8.050%
   CTE Convertible Notes due 7/23/2023                      -                                    8,537           3.250%
   Fair value of interest rate swaps                        -                                    7,909
                                              ----------------                        -----------------
                  Total                           $ 4,702,331                              $ 4,715,013
                                              ================                        =================

     During 2008, we retired an aggregate principal amount of $144.7 million of debt, consisting of $128.7 million of 9.25% Senior Notes due 2011, $12.0 million of other senior unsecured debt and rural utilities service loan contracts, and $4.0 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities due 2036 (EPPICS).

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.250% as of December 31, 2008 based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

     As of December 31, 2008, EPPICS representing a total principal amount of $197.8 million have been converted into 15,969,645 shares of our common stock. There were no outstanding EPPICS as of December 31, 2008. As a result of the redemption of all outstanding EPPICS as of December 31, 2008, the $10.5 million in debt with related parties was reclassified by the Company against an offsetting investment.

     As of December 31, 2008, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of December 31, 2008. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

     During 2007, we retired an aggregate principal amount of $967.2 million of debt, including $3.3 million of EPPICS and $17.8 million of 3.25% Commonwealth convertible notes that were converted into our common stock. As further described below, we temporarily borrowed and repaid $200.0 million during the month of March 2007, utilized to temporarily fund our acquisition of Commonwealth.

     In connection with the acquisition of Commonwealth, we assumed $35.0 million of debt under a revolving credit facility and approximately $191.8 million face amount of Commonwealth convertible notes (fair value of approximately $209.6 million). During March 2007, we paid down the $35.0 million credit facility, and through December 31, 2007, we retired approximately $183.3 million face amount (for which we paid $165.4 million in cash and $36.7 million in common stock) of the convertible notes (premium paid of $18.9 million was recorded as $17.8 million to goodwill and $1.1 million to other income (loss), net). The remaining outstanding balance of $8.5 million was fully redeemed in the fourth quarter of 2008.

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

     During the first quarter of 2007, we incurred and expensed approximately $4.1 million of fees associated with the bridge loan facility established to temporarily fund our acquisition of Commonwealth. In the second quarter of 2007, we completed an exchange offer (to publicly register the debt) on the $750.0 million in total of private placement notes described above, in addition to the $400.0 million principal amount of 7.875% Senior Notes issued in a private placement on December 22, 2006, for registered Senior Notes due 2027. On April 26, 2007, we redeemed $495.2 million principal amount of our 7.625% Senior Notes due 2008 at a price of 103.041% plus accrued and unpaid interest. The debt retirement generated a pre-tax loss on the early extinguishment of debt at a premium of approximately $16.3 million in the second quarter of 2007 and is included in other income
     (loss), net. As a result of this debt redemption, we also terminated three interest rate swap agreements hedging an aggregate $150.0 million notional amount of indebtedness. Payments on the swap terminations of approximately $1.0 million were made in the second quarter of 2007.

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

     As of December 31, 2008 we were in compliance with all of our debt and credit facility covenants.

     Our principal payments for the next five years are as follows:

                                   Principal
       ($ in thousands)             Payments
       ----------------          ---------------

             2009                   $     3,857
             2010                   $     7,236
             2011                   $ 1,125,143
             2012                   $   180,366
             2013                   $   829,131


(12) Derivative Instruments and Hedging Activities:
     ----------------------------------------------

     Interest rate swap agreements were used to hedge a portion of our debt that is subject to fixed interest rates. Under our interest rate swap agreements, we agreed to pay an amount equal to a specified variable rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount. The notional amounts of the contracts were not exchanged. No other cash payments are made unless the agreement is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market value, at the then current rate of interest, of the remaining obligations to exchange payments under the terms of the contracts.

     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet, and is being amortized into interest expense over the term of the associated debt. For the year ended December 31, 2008, we recognized $5.0 million of deferred gain and anticipate recognizing $3.4 million during 2009.

     As of January 16, 2008, we no longer have any derivative instruments. The following disclosure is necessary to understand our historical financial statements.

     The interest rate swap contracts are reflected at fair value in our consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its book value and an amount representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. Changes in the fair value of interest rate swap contracts, and the offsetting changes in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, are recognized in the consolidated statements of operations in interest expense. The notional amounts of interest rate swap contracts hedging fixed-rate indebtedness as of December 31, 2007 was $400.0 million. Such contracts required us to pay variable rates of interest (average pay rates of approximately 8.54% as of December 31, 2007) and receive fixed rates of interest (average receive rates of 8.50% as of December 31, 2007). The fair value of these derivatives is reflected in other assets as of December 31, 2007 in the amount of $7.9 million. The related underlying debt was increased in 2007 by a like amount. For the years ended December 31, 2007 and 2006, the interest expense resulting from these interest rate swaps totaled approximately $2.4 million and $4.2 million, respectively.

(13) Investment Income:
     ------------------

     The components of investment income for the years ended December 31, 2008, 2007 and 2006 are as follows:

($ in thousands)                           2008             2007             2006
----------------                      ---------------- ---------------- ----------------

Interest and dividend income                 $ 10,928         $ 32,986         $ 22,172
Gain from Rural Telephone Bank
   dissolution                                      -                -           61,428
Equity earnings/minority interest
    in joint ventures, net                      3,576            2,795           (4,164)
                                      ---------------- ---------------- ----------------
Total investment income                      $ 14,504         $ 35,781         $ 79,436
                                      ================ ================ ================

(14) Other Income (Loss), net:
     -------------------------

     The components of other income (loss), net for the years ended December 31, 2008, 2007 and 2006 are as follows:


($ in thousands)                                              2008               2007               2006
----------------                                        -----------------  -----------------  -----------------

Bridge loan fee                                                 $      -          $  (4,069)          $      -
Premium on debt repurchases                                       (6,290)           (18,217)                 -
Legal fees and settlement costs                                   (1,037)                 -             (1,000)
Gain on expiration/settlement of customer advances, net            4,520              2,031              3,539
Loss on exchange of debt                                               -                  -             (2,433)
Gain on forward rate agreements                                        -                  -                430
Other, net                                                        (2,363)             2,422              2,471
                                                        -----------------  -----------------  -----------------
     Total other income (loss), net                             $ (5,170)         $ (17,833)          $  3,007
                                                        =================  =================  =================

     During the first quarter of 2008, we retired certain debt and recognized a pre-tax loss of $6.3 million on the early extinguishment of debt at a premium, mainly for the 9.25% Senior Notes due 2011. During the first quarter of 2007, we incurred $4.1 million of fees associated with a bridge loan facility. In 2007, we retired certain debt and recognized a pre-tax loss of $18.2 million on the early extinguishment of debt at a premium, mainly for the 7.625% Senior Notes due 2008. During 2008, 2007 and 2006, we recognized income of $4.5 million, $2.0 million and $3.5 million, respectively, in connection with certain retained liabilities, that have terminated, associated with customer advances for construction from our disposed water properties. During 2008 and 2006, we recorded legal fees and settlement costs in connection with the Bangor, Maine legal matter of $1.0 million in each year. In connection with our exchange of debt during the first quarter of 2006, we recognized a non-cash, pre-tax loss of $2.4 million. 2006 also includes a gain for the changes in fair value of our forward rate agreements of $0.4 million.

(15) Company Obligated Mandatorily Redeemable Convertible Preferred Securities:
     --------------------------------------------------------------------------

     As of December 31, 2008, we fully redeemed the EPPICS related debt outstanding to third parties. The following disclosure provides the history regarding this issue.

     In 1996, our consolidated wholly-owned subsidiary, Citizens Utilities Trust (the Trust), issued, in an underwritten public offering, 4,025,000 shares of EPPICS, representing preferred undivided interests in the assets of the Trust, with a liquidation preference of $50 per security (for a total liquidation amount of $201.3 million). These securities had an adjusted conversion price of $11.46 per share of our common stock. The conversion price was reduced from $13.30 to $11.46 during the third quarter of 2004 as a result of the $2.00 per share of common stock special, non-recurring dividend. The proceeds from the issuance of the Trust Convertible Preferred Securities and a Company capital contribution were used to purchase $207.5 million aggregate liquidation amount of 5% Partnership Convertible
     Preferred Securities due 2036 from another wholly-owned subsidiary, Citizens Utilities Capital L.P. (the Partnership). The proceeds from the issuance of the Partnership Convertible Preferred Securities and a Company capital contribution were used to purchase from us $211.8 million aggregate principal amount of 5% Convertible Subordinated Debentures due 2036. The sole assets of the Trust were the Partnership Convertible Preferred Securities, and our Convertible Subordinated Debentures were substantially all the assets of the Partnership. Our obligations under the agreements related to the issuances of such securities, taken together, constituted a full and unconditional guarantee by us of the Trust's obligations relating to the Trust Convertible Preferred Securities and the Partnership's obligations relating to the Partnership Convertible Preferred Securities.

     In  accordance  with the  terms of the  issuances,  we paid the  annual  5%
     interest in quarterly installments on the Convertible Subordinated Debentures in 2008, 2007 and 2006. Cash was paid (net of investment returns) to the Partnership in payment of the interest on the Convertible Subordinated Debentures. The cash was then distributed by the Partnership to the Trust and then by the Trust to the holders of the EPPICS.

     As of December 31, 2008, EPPICS representing a total principal amount of $197.8 million have been converted into 15,969,645 shares of our common stock. There were no outstanding EPPICS as of December 31, 2008. As a result of the redemption of all outstanding EPPICS as of December 31, 2008, the $10.5 million in debt with related parties was reclassified by the Company against an offsetting investment.

     We adopted the  provisions of FIN No. 46R (revised  December 2003) (FIN No.
     46R), "Consolidation of Variable Interest Entities," effective January 1, 2004. Accordingly, the Trust holding the EPPICS and the related Citizens Utilities Capital L.P. were deconsolidated.

(16) Capital Stock:
     --------------

     We are authorized to issue up to 600,000,000 shares of common stock. The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(17) Stock Plans:
     ------------

     At December 31, 2008, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. These plans, which are described below, are the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Non-Employee Directors' Deferred Fee Plan (Deferred Fee Plan) and the Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan, and together with the Deferred Fee Plan, the Director Plans).

     In accordance with the adoption of SFAS No. 123R as of January 1, 2006, we recorded stock-based compensation expense for the cost of our stock options. Compensation expense, recognized in other operating expenses, of $0.0 million, $0.8 million and $2.2 million in 2008, 2007 and 2006, respectively, has been recorded for the cost of our stock options. Our general policy is to issue shares upon the grant of restricted shares and exercise of options from treasury. At December 31, 2008, there were 16,058,182 shares authorized for grant under these plans and 4,170,361 shares available for grant. No further awards may be granted under the MEIP, the 1996 EIP or the Deferred Fee Plan.

     In connection with the Director Plans, compensation costs associated with the issuance of stock units was $0.8 million, $1.6 million and $2.0 million in 2008, 2007 and 2006, respectively. Cash compensation associated with the Director Plans was $0.5 million in each of 2008, 2007 and 2006. These costs are recognized in other operating expenses.

     We have granted restricted stock awards to key employees in the form of our common stock. The number of shares issued as restricted stock awards during 2008, 2007 and 2006 were 887,000, 722,000 and 732,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time based. At December 31, 2008, 1,702,000 shares of restricted stock were outstanding. Compensation expense, recognized in other operating expenses, of $6.9 million, $6.6 million and $6.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively, has been recorded in connection with these grants.

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

     Since the expiration of the MEIP, no awards have been or may be granted under the MEIP. The exercise price of stock options issued was equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options were not ordinarily exercisable on the date of grant but vested over a period of time (generally four years). All stock options granted under the MEIP are vested. Under the terms of the MEIP, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decreases the average exercise price of outstanding options.

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

     At December 31, 2008, there were 13,517,421 shares authorized for grant under the 2000 EIP and 1,940,083 shares available for grant, as adjusted to reflect stock dividends. No awards will be granted more than 10 years after the effective date (May 18, 2000) of the 2000 EIP plan. The exercise price of stock options and SARs under the 2000 and 1996 EIP generally shall be equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

     On March 17, 2008,  the Company  adopted the  Long-Term  Incentive  Program
     (LTIP). The LTIP covers the named executive officers and certain other officers. The LTIP is designed to incent and reward the Company's senior executives if they achieve aggressive growth goals over three-year performance periods (the Measurement Periods). LTIP awards will be granted in shares of the Company's common stock following the applicable Measurement Period if pre-established goals are achieved over the Measurement Period. At the time that the LTIP was adopted, the Compensation Committee approved LTIP target award opportunities for senior executives, as well as the target level for each performance metric, for the 2008-2010 Measurement Period. Minimum financial performance "gates" were set that had to be achieved with respect to revenue and free cash flow growth over the 2008-2010 Measurement Period for any LTIP award to be granted. In February 2009, the Compensation Committee determined that the minimum performance gates were no longer achievable and cancelled the award opportunities for the 2008-2010 Measurement Period. Accordingly, there will be no payouts under the LTIP for the 2008-2010 Measurement Period.


     The following summary presents information regarding outstanding stock options and changes with regard to options under the MEIP and the EIPs:

                                                                                 Weighted            Weighted
                                                              Shares              Average            Average           Aggregate
                                                             Subject to         Option Price         Remaining         Intrinsic
                                                               Option            Per Share         Life in Years          Value
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006                                        7,985,000   $     11.52                 5.3        $ 13,980,000
     Options granted                                                 22,000   $     12.55
     Options exercised                                           (2,695,000)  $      9.85                            $  9,606,000
     Options canceled, forfeited or lapsed                          (70,000)  $     10.13
----------------------------------------------------------------------------
Balance at December 31, 2006                                      5,242,000   $     12.41                 4.4        $ 14,490,000
     Options granted                                                      -   $         -
     Options exercised                                           (1,254,000)  $     10.19                            $  6,033,000
     Options canceled, forfeited or lapsed                          (33,000)  $     10.79
----------------------------------------------------------------------------
Balance at December 31, 2007                                      3,955,000   $     13.13                 3.4        $  5,727,000
     Options granted                                                      -   $         -
     Options exercised                                             (187,000)  $      7.38                            $    743,000
     Options canceled, forfeited or lapsed                          (55,000)  $     10.40
----------------------------------------------------------------------------
Balance at December 31, 2008                                      3,713,000   $     13.46                 2.5        $    495,000
============================================================================


     The following table summarizes information about shares subject to options under the MEIP and the EIPs at December 31, 2008:


                                        Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------------------  -----------------------------------------
                                                                      Weighted Average                               Weighted
          Number            Range of           Weighted Average           Remaining              Number               Average
       Outstanding       Exercise Prices        Exercise Price          Life in Years          Exercisable        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
               525,000     $  6.45 - 8.19         $          7.80               2.66            525,000            $     7.80
               541,000      10.44 - 10.44                   10.44               4.40            541,000                 10.44
               200,000      11.15 - 11.15                   11.15               1.80            200,000                 11.15
               476,000      11.79 - 11.79                   11.79               2.38            476,000                 11.79
               167,000      11.90 - 14.27                   13.44               4.77            160,000                 13.45
               582,000      15.02 - 15.02                   15.02               1.75            582,000                 15.02
               640,000      15.94 - 16.74                   16.67               1.73            640,000                 16.67
               582,000      18.46 - 18.46                   18.46               1.75            582,000                 18.46
    -------------------                                                                    ----------------
             3,713,000     $ 6.45 - 18.46          $        13.46               2.50          3,706,000            $    13.46
    ===================                                                                    ================

     The number of options exercisable at December 31, 2007 and 2006 were 3,938,000 and 4,791,000, with a weighted average exercise price of $13.13 and $12.58, respectively.

     Cash received upon the exercise of options during 2008, 2007 and 2006 was $1.4 million, $13.8 million and $27.2 million, respectively. There is no remaining unrecognized compensation cost associated with unvested stock options at December 31, 2008.

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

     The following table presents the weighted average assumptions used for stock option grants in 2006. No stock option grants were issued in 2007 and 2008 under the MEIP or the EIPs.

                                                2006
               --------------------------- ---------------
               Dividend yield                    7.55%
               Expected volatility                 44%
               Risk-free interest rate           4.89%
               Expected life                    5 years
               --------------------------- ---------------

     The following summary presents information regarding unvested restricted stock and changes with regard to restricted stock under the MEIP and the
     EIPs:

                                                                                 Weighted
                                                                                  Average
                                                             Number of           Grant Date          Aggregate
                                                               Shares            Fair Value          Fair Value
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2006                                        1,456,000    $     12.47           $ 17,808,000
     Restricted stock granted                                       732,000    $     12.87           $ 10,494,000
     Restricted stock vested                                       (642,000)   $     12.08           $  9,226,000
     Restricted stock forfeited                                    (372,000)   $     12.60
----------------------------------------------------------------------------
Balance at December 31, 2006                                      1,174,000    $     12.89           $ 16,864,000
     Restricted stock granted                                       722,000    $     15.04           $  9,187,000
     Restricted stock vested                                       (587,000)   $     12.94           $  7,465,000
     Restricted stock forfeited                                    (100,000)   $     13.95
----------------------------------------------------------------------------
Balance at December 31, 2007                                      1,209,000    $     14.06           $ 15,390,000
     Restricted stock granted                                       887,000    $     11.02           $  7,757,000
     Restricted stock vested                                       (367,000)   $     13.90           $  3,209,000
     Restricted stock forfeited                                     (27,000)   $     13.39
----------------------------------------------------------------------------
Balance at December 31, 2008                                      1,702,000    $     12.52           $ 14,876,000
============================================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2008 was $15.2 million and the weighted average period over which this cost is expected to be recognized is approximately two to three years.

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

     In addition, each year, each non-employee director is also entitled to receive a retainer, meeting fees, and, when applicable, fees for serving as a committee chair or as Lead Director. For 2008, each non-employee director had to elect, by December 31 of the preceding year, to receive $40,000 cash or 5,760 stock units as an annual retainer and to receive meeting fees and Lead Director and committee chair stipends in the form of cash or stock units. Stock units are awarded under the Directors' Equity Plan. Directors making a stock unit election must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

     The number of shares of common stock authorized for issuance under the Directors' Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors' Equity Plan. In addition, if and to the extent that any "plan units" outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such "plan units" or options cancelled shall become available under the Directors' Equity Plan. At December 31, 2008, there were 2,230,278 shares available for grant. There were 12 directors participating in the Directors' Plans during all or part of 2008. In 2008, the total options, plan units, and stock earned were 0, 102,673, and 0, respectively. In 2007, the total options, plan units, and stock earned were 10,000, 98,070 and 0, respectively. In 2006, the total options, plan units, and stock earned were 20,000, 81,000 and 0, respectively. Options granted prior to the adoption of the Directors' Equity Plan were granted under the 2000 EIP. At December 31, 2008, 182,951 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $12.68.

     For 2008, each non-employee director received fees of $2,000 for each in-person Board of Directors and committee meeting attended and $1,000 for each telephone Board and committee meeting attended. The chairs of the Audit, Compensation, Nominating and Corporate Governance and Retirement Plan Committees were paid an additional annual fee of $25,000, $15,000, $7,500 and $5,000, respectively. In addition, the Lead Director, who heads the ad hoc committee of non-employee directors, received an additional annual fee of $15,000. A director must elect, by December 31 of the preceding year, to receive meeting and other fees in cash, stock units, or a combination of both. All fees paid to the non-employee directors in 2008 were paid quarterly. If the director elects stock units, the number of units credited to the director's account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the closing prices of our common stock on the last business day of the calendar quarter in which the fees or stipends were earned. Units are credited to the director's account quarterly. Effective January 1, 2009, the annual fee for the chairs of the Compensation and Retirement Plan Committees were increased to $20,000 and $7,500, respectively. All other fees and retainers remain the same.

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

     We had also maintained a Non-Employee Directors' Retirement Plan providing for the payment of specified sums annually to our non-employee directors, or their designated beneficiaries, starting at the director's retirement, death or termination of directorship. In 1999, we terminated this Plan. As of December 31, 2008, the liability for such payments was reduced to $0 as the obligation was fully settled during the second quarter of 2007.


(18) Income Taxes:
     -------------

     The following is a reconciliation of the provision for income taxes for continuing operations computed at Federal statutory rates to the effective rates for the years ended December 31, 2008, 2007 and 2006:

                                                                   2008         2007         2006
                                                               ------------ -----------  -----------
Consolidated tax provision at federal statutory rate                35.0%      35.0%        35.0%
State income tax provisions, net of federal income tax benefit       2.8%       1.8%         2.1%
Tax reserve adjustment                                              (1.4)%      1.0%         0.2%
All other, net                                                       0.4%      (0.4)%       (2.4)%
                                                               ------------ -----------  -----------
                                                                    36.8%      37.4%        34.9%
                                                               ============ ===========  ===========


     The components of the net deferred income tax liability (asset) at December
     31 are as follows:

 ($ in thousands)                                                  2008         2007
 ----------------                                              ------------ -----------

Deferred income tax liabilities:
--------------------------------
   Property, plant and equipment basis differences               $ 642,598   $ 624,426
   Intangibles                                                     248,520     275,102
   Other, net                                                       15,946      10,431
                                                               ------------ -----------
                                                                   907,064     909,959
                                                               ------------ -----------

Deferred income tax assets:
---------------------------
   SFAS No. 158 pension/OPEB liability                             146,997      58,587
   Tax operating loss carryforward                                  72,434      83,203
   Alternative minimum tax credit carryforward                           -      26,658
   Employee benefits                                                62,482      68,791
   State tax liability                                               7,483      10,361
   Accrued expenses                                                 19,726      14,818
   Bad debts                                                        12,026       4,971
   Other, net                                                       14,550      12,700
                                                               ------------ -----------
                                                                   335,698     280,089
    Less: Valuation allowance                                      (67,331)    (59,566)
                                                               ------------ -----------
   Net deferred income tax asset                                   268,367     220,523
                                                               ------------ -----------
    Net deferred income tax liability                            $ 638,697   $ 689,436
                                                               ============ ===========

Deferred tax assets and liabilities are reflected in the
--------------------------------------------------------
   following captions on the consolidated balance sheet:
   -----------------------------------------------------
    Deferred income taxes                                        $ 670,489   $ 711,645
    Other current assets                                           (31,792)    (22,209)
                                                               ------------ -----------
      Net deferred income tax liability                          $ 638,697   $ 689,436
                                                               ============ ===========

     Our state tax operating loss carryforward as of December 31, 2008 is estimated at $952.3 million. A portion of our state loss carryforward begins to expire in 2009.

     The provision (benefit) for Federal and state income taxes, as well as the taxes charged or credited to shareholders' equity, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)                                                    2008         2007         2006
----------------                                               ------------ -----------  -----------

Income taxes charged to the consolidated statement of
   operations for continuing operations:
   Current:
      Federal                                                     $ 68,114   $  37,815    $     772
      State                                                          4,415       9,188        3,676
                                                               ------------ -----------  -----------
       Total current                                                72,529      47,003        4,448
                                                               ------------ -----------  -----------
   Deferred:
      Federal                                                       32,984      75,495      128,534
      State                                                            983       5,516        3,497
                                                               ------------ -----------  -----------
       Total deferred                                               33,967      81,011      132,031
                                                               ------------ -----------  -----------
          Subtotal income taxes for continuing operations          106,496     128,014      136,479
                                                               ------------ -----------  -----------
Income taxes charged to the consolidated statement of
   operations for discontinued operations:
   Current:
    Federal                                                              -           -        3,018
      State                                                              -           -        2,004
                                                               ------------ -----------  -----------
       Total current                                                     -           -        5,022
                                                               ------------ -----------  -----------
   Deferred:
      Federal                                                            -           -       47,732
      State                                                              -           -        3,835
                                                               ------------ -----------  -----------
       Total deferred                                                    -           -       51,567
                                                               ------------ -----------  -----------
          Subtotal income taxes for discontinued operations              -           -       56,589
                                                               ------------ -----------  -----------
Total income taxes charged to the consolidated statement of
       operations (a)                                              106,496     128,014      193,068
                                                               ------------ -----------  -----------

   Income taxes charged (credited) to shareholders' equity:
   Deferred income tax benefits on unrealized/realized gains or
      losses on securities classified as available-for-sale              -         (11)         (35)
   Current benefit arising from stock options exercised and
     restricted stock                                               (4,877)       (552)      (3,777)
   Deferred income taxes (benefits) arising from the
     recognition of additional pension/OPEB  liability             (88,410)     (6,880)      24,707
Deferred tax benefit from recording adjustments from the
     adoption of SAB No. 108                                             -           -      (17,339)
                                                               ------------ -----------  -----------
      Income taxes charged (credited) to shareholders'
         equity (b)                                                (93,287)     (7,443)       3,556
                                                               ------------ -----------  -----------
Total income taxes: (a) plus (b)                                  $ 13,209   $ 120,571    $ 196,624
                                                               ============ ===========  ===========

     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Among other things, FIN No. 48 requires applying a "more likely than not" threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company's income tax returns. We adopted the provisions of FIN No. 48 in the first quarter of 2007. The total amount of our gross FIN No. 48 tax liability for tax positions that may not be sustained under a "more likely than not" threshold amounts to $52.9 million as of December 31, 2008. A decrease of $16.2 million in the balance, including $4.9 million of accrued interest, since December 31, 2007 resulted from the expiration of certain statute of limitations on April 15, 2008. The amount of our total FIN No. 48 tax liabilities reflected above that would positively impact the calculation of our effective income tax rate, if our tax positions are sustained, is $33.4 million as of December 31, 2008.

     The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2008, additional interest in the amount of $2.9 million. We are subject to income tax examinations generally for the years 2005 forward for both our Federal and state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions. Amounts related to uncertain tax positions that may change within the next twelve months are not material.

     The following table sets forth the changes in the Company's balance of unrecognized tax benefits for the years ended December 31, 2008 and 2007 in accordance with FIN No. 48:

   ($ in thousands)
   ----------------                                         2008         2007
                                                        ------------ ----------
Unrecognized tax benefits - beginning of year            $   59,717   $  30,332
Gross increases - unrecognized tax benefits acquired
  via acquisitions                                                -       8,977
Gross decreases - prior year tax positions                   (2,070)          -
Gross increases - current year tax positions                  2,379      20,408
Gross decreases - expired statute of limitations            (11,315)          -
                                                        ------------ ----------
Unrecognized tax benefits - end of year                  $   48,711   $  59,717
                                                        ============ ==========

     The amounts above exclude $4.2 million of accrued interest that we have recorded and would be payable should the Company's tax positions not be sustained.


(19) Net Income Per Common Share:
     ----------------------------

     The reconciliation of the net income per common share calculation for the years ended December 31, 2008, 2007 and 2006 is as follows:

 ($ in thousands, except per-share amounts)
 ------------------------------------------                              2008                2007                 2006
                                                                 ------------------  ------------------   ------------------
Net income used for basic and diluted
-------------------------------------
   earnings per common share:
   --------------------------
Income from continuing operations                                        $ 182,660           $ 214,654            $ 254,008
Income from discontinued operations                                              -                   -               90,547
                                                                 ------------------  ------------------   ------------------
Total basic net income available for common shareholders                 $ 182,660           $ 214,654            $ 344,555

Effect of conversion of preferred securities - EPPICS                          130                 152                  401
                                                                 ------------------  ------------------   ------------------
Total diluted net income available for common shareholders               $ 182,790           $ 214,806            $ 344,956
                                                                 ==================  ==================   ==================

Basic earnings per common share:
--------------------------------
Weighted-average shares outstanding - basic                                317,501             331,037              322,641
                                                                 ==================  ==================   ==================
Income from continuing operations                                        $    0.58           $    0.65            $    0.79
Income from discontinued operations                                              -                   -                 0.28
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    0.58           $    0.65            $    1.07
                                                                 ==================  ==================   ==================

Diluted earnings per common share:
----------------------------------
Weighted-average shares outstanding - basic                                317,501             331,037              322,641
Effect of dilutive shares                                                      435                 940                  931
Effect of conversion of preferred securities - EPPICS                          306                 401                  973
                                                                 ------------------  ------------------   ------------------
Weighted-average shares outstanding - diluted                              318,242             332,378              324,545
                                                                 ==================  ==================   ==================
Income from continuing operations                                        $    0.57           $    0.65            $    0.78
Income from discontinued operations                                              -                   -                 0.28
                                                                 ------------------  ------------------   ------------------
Net income per share available for common shareholders                   $    0.57           $    0.65            $    1.06
                                                                 ==================  ==================   ==================

     Stock Options
     -------------
     For the years ended December 31, 2008, 2007 and 2006, options to purchase shares of 2,647,000 (at exercise prices ranging from $11.15 to $18.46), 1,804,000 (at exercise prices ranging from $15.02 to $18.46), and 1,917,000
     (at exercise prices ranging from $13.45 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     In addition, for the years ended December 31, 2008, 2007 and 2006, restricted stock awards of 1,702,000, 1,209,000 and 1,174,000 shares, respectively, are excluded from our basic weighted average shares outstanding and included in our dilutive shares until the shares are no longer subject to restriction after the satisfaction of all specified conditions.

     EPPICS
     ------
     There were no outstanding EPPICS at December 31, 2008. At December 31, 2007, we had 80,307 shares of potentially dilutive EPPICS, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all EPPICS that remained outstanding as of December 31, 2007 were converted, we would have issued approximately 350,259 shares of our common stock. As a result of the September 2004 special, non-recurring dividend, the EPPICS exercise price for conversion into common stock was reduced from $13.30 to $11.46. These securities have been included in the diluted income per common share calculation for the periods ended December 31, 2007 and 2006.

     Stock Units
     -----------
     At December 31, 2008,  2007 and 2006,  we had 324,806,  225,427 and 319,423
     stock units, respectively, issued under the Director Plans and the Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008 and was completed on October 3, 2008. During 2008, we repurchased approximately 17.8 million shares of our common stock at an aggregate cost of $200.0 million.

     In February 2007, our Board of Directors authorized us to repurchase up to $250.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 19, 2007 and was completed on October 15, 2007. During 2007, we repurchased approximately 17.3 million shares of our common stock at an aggregate cost of $250.0 million.

     In February 2006, our Board of Directors authorized us to repurchase up to $300.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 6, 2006. During 2006, we repurchased approximately 10.2 million shares of our common stock at an aggregate cost of $135.2 million. No further purchases were made prior to expiration of this authorization.

(20) Comprehensive Income:
     ---------------------

     Comprehensive  income  consists  of net income  and other  gains and losses
     affecting   shareholders'   investment   and  SFAS  No.  158   pension/OPEB
     liabilities that, under GAAP, are excluded from net income.

     The components of accumulated other comprehensive loss, net of tax at December 31, 2008 and 2007 are as follows:

($ in thousands)                                    2008            2007
----------------                               --------------- ---------------

   Pension Costs                                    $ 376,086       $ 134,276
   Postretirement Costs                                 8,045           2,292
   Deferred taxes on pension and OPEB costs          (146,997)        (58,587)
   All other                                               18              14
                                               --------------- ---------------
                                                    $ 237,152       $  77,995
                                               =============== ===============

     Our other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 is as follows:

                                                                               2008
                                                           ---------------------------------------------
                                                             Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                               Amount        (Benefit)        Amount
----------------                                           --------------- --------------- -------------

   Net actuarial loss                                          $ (252,358)      $ (90,122)    $(162,236)
   Amortization of pension and postretirement costs                 4,795           1,712         3,083
   All other                                                           (4)              -            (4)
                                                           --------------- --------------- -------------
Other comprehensive (loss)                                     $ (247,567)      $ (88,410)    $(159,157)
                                                           =============== =============== =============

                                                                               2007
                                                           ---------------------------------------------
                                                             Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                               Amount        (Benefit)        Amount
----------------                                           --------------- --------------- -------------

   Amortization of pension and postretirement costs            $   (3,023)      $  (6,880)    $   3,857
   All other                                                           35             (12)           47
                                                           --------------- --------------- -------------
Other comprehensive income                                     $   (2,988)      $  (6,892)    $   3,904
                                                           =============== =============== =============


                                                                               2006
                                                           ---------------------------------------------
                                                             Before-Tax     Tax Expense/    Net-of-Tax
($ in thousands)                                               Amount        (Benefit)        Amount
----------------                                           --------------- --------------- -------------

   Net unrealized holding losses on securities
      arising during period                                    $      (92)      $     (35)    $     (57)
   SFAS No. 158 pension/postretirement liability                  199,653          74,619       125,034
                                                           --------------- --------------- -------------
Other comprehensive income                                     $  199,561       $  74,584     $ 124,977
                                                           =============== =============== =============

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

(22) Quarterly Financial Data (Unaudited):
     -------------------------------------

($ in thousands, except per share amounts)
------------------------------------------

2008                                                    First Quarter  Second Quarter  Third Quarter   Fourth Quarter   Total Year
----                                                    -------------  --------------  -------------   --------------   -----------
Revenue                                                    $ 569,205     $ 562,550      $ 557,871        $ 547,392      $ 2,237,018
Operating income                                             164,312       161,969        164,241          151,934          642,456
Net income                                                    45,589        55,778         46,995           34,298          182,660
Net income available for common shareholders per
   basic share                                             $    0.14     $    0.17      $    0.15        $    0.11      $      0.58
Net income available for common shareholders per
   diluted share                                           $    0.14     $    0.17      $    0.15        $    0.11      $      0.57

2007
----
Revenue                                                    $ 556,147     $ 578,826      $ 575,814        $ 577,228      $ 2,288,015
Operating income                                             193,302       171,298        165,925          174,891          705,416
Net income                                                    67,667        40,559         47,415           59,013          214,654
Net income available for common shareholders per
   basic share                                             $    0.21     $    0.12      $    0.14        $    0.18      $      0.65
Net income available for common shareholders per
   diluted share                                           $    0.21     $    0.12      $    0.14        $    0.18      $      0.65

     The quarterly net income per common share amounts are rounded to the nearest cent. Annual net income per common share may vary depending on the effect of such rounding. Our quarterly results include the results of operations of Commonwealth from the date of its acquisition on March 8, 2007 and of GVN from the date of its acquisition on October 31, 2007. See Notes 13 and 14 for a description of miscellaneous transactions impacting our quarterly results.

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

     The accounting results for pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes annually with our independent actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

     The discount rate is used to value, on a present value basis, our pension and other postretirement benefit obligations as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve, the Citigroup Above-Median Pension Curve, the general movement of interest rates and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that impact corporate bond yields. Our discount rate was 6.50% at year-end 2008 and 2007.

     The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2008, we did not change our expected long-term rate of return from the 8.25% used in 2007. Our pension plan assets are valued at actual market value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). We adopted SFAS No. 158 prospectively on December 31, 2006. SFAS No. 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits. SFAS No. 158 also requires that we quantify the plans' funded status as an asset or a liability on our consolidated balance sheets.

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

                                Pension Benefits
                                ----------------
     The following tables set forth the plan's projected benefit obligations and fair  values  of plan  assets  as of  December  31,  2008  and 2007 and net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006:


($ in thousands)                                                  2008          2007
----------------                                              ------------- --------------

Change in projected benefit obligation
--------------------------------------
Projected benefit obligation at beginning of year                $ 820,404      $ 780,719
Commonwealth plan as of acquisition date                                 -        107,047
Service cost                                                         6,005          9,175
Interest cost                                                       52,851         50,948
Actuarial loss/(gain)                                               20,230        (26,524)
Benefits paid                                                      (69,465)       (87,049)
Curtailment                                                              -        (14,379)
Special termination benefits                                         1,662            467
                                                              ------------- --------------
Projected benefit obligation at end of year                      $ 831,687      $ 820,404
                                                              ------------- --------------

Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $ 822,165      $ 770,182
Commonwealth plan as of acquisition date                                 -         92,175
Actual return on plan assets                                      (162,924)        46,857
Benefits paid                                                      (69,465)       (87,049)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $ 589,776      $ 822,165
                                                              ------------- --------------

(Accrued)/Prepaid benefit cost
------------------------------
Funded status                                                    $(241,911)     $   1,761
                                                              ============= ==============

Amounts recognized in the consolidated balance sheet
----------------------------------------------------
Other assets/(other long-term liabilities)                       $(241,911)     $   1,761
                                                              ============= ==============
Accumulated other comprehensive income                           $ 376,086      $ 134,276
                                                              ============= ==============


                                                                Expected
($ in thousands)                                                  2009          2008            2007            2006
----------------                                              ------------- -------------- --------------- ----------------

Components of net periodic benefit cost
---------------------------------------
Service cost                                                                     $  6,005       $   9,175         $  6,811
Interest cost on projected benefit obligation                                      52,851          50,948           45,215
Expected return on plan assets                                                    (65,256)        (67,467)         (60,759)
Amortization of prior service cost/(credit)                           (255)          (255)           (255)            (255)
Amortization of unrecognized loss                                   26,824          6,855           7,313           11,871
                                                                            -------------- --------------- ----------------
Net periodic benefit cost/(income)                                                    200            (286)           2,883
Plan curtailment gain                                                                   -         (14,379)               -
Special termination charge                                                          1,662             467            1,809
                                                                            -------------- --------------- ----------------
Total periodic benefit cost/(income)                                             $  1,862       $ (14,198)        $  4,692
                                                                            ============== =============== ================

     Effective December 30, 2007, the CTE Employees' Pension Plan was frozen for all non-union Commonwealth employees. No additional benefit accruals for service rendered subsequent to December 30, 2007 will occur for those participants. As a result of this plan change and in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a gain on pension curtailment of $14.4 million was recorded in 2007 and included in other operating expenses in the consolidated statement of operations. Also, effective December 31, 2007, the CTE Employees' Pension Plan was merged into the Frontier Pension Plan.

     The plan's weighted average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

                                                 2008          2007
                                             ------------- --------------
Asset category:
---------------
   Equity securities                                  42%            51%
   Debt securities                                    48%            38%
   Alternative investments                             9%             9%
   Cash and other                                      1%             2%
                                             ------------- --------------
          Total                                      100%           100%
                                             ============= ==============

     The plan's expected benefit payments over the next 10 years are as follows:

($ in thousands)
----------------

     Year            Amount
---------------   --------------
     2009             $  60,601
     2010                61,944
     2011                63,272
     2012                66,642
     2013                67,678
 2014 - 2018            343,791
                  --------------
    Total             $ 663,928
                  ==============

     We expect that no contribution will be made by us to the pension plan in 2009.

     The accumulated benefit obligation for the plan was $818.9 million and $805.0 million at December 31, 2008 and 2007, respectively.

     Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

                                                        2008      2007     2006
                                                        ----      ----     ----
Discount rate - used at year end to value obligation    6.50%     6.50%    6.00%
Discount rate - used to compute annual cost             6.50%     6.00%   5.625%
Expected long-term rate of return on plan assets        8.25%     8.25%    8.25%
Rate of increase in compensation levels                 3.00%     3.50%    4.00%

              Postretirement Benefits Other Than Pensions - "OPEB"
              ----------------------------------------------------
     The following table sets forth the plans' benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets at December 31, 2008 and 2007 and net periodic postretirement benefit costs for the years ended December 31, 2008, 2007 and 2006.

($ in thousands)                                                  2008           2007
----------------                                              ------------- --------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year                          $ 174,602      $ 159,931
Commonwealth plan as of date of acquisition                              -            996
Service cost                                                           444            533
Interest cost                                                       11,255         10,241
Plan participants' contributions                                     3,753          3,370
Actuarial loss                                                       3,917         15,620
Benefits paid                                                      (15,261)       (15,064)
Plan change                                                            (95)        (1,025)
                                                              ------------- --------------
Benefit obligation at end of year                                $ 178,615      $ 174,602
                                                              ------------- --------------
Change in plan assets
---------------------
Fair value of plan assets at beginning of year                   $   9,369      $  11,869
Actual return on plan assets                                           388            814
Plan participants' contributions                                     3,753          3,370
Employer contribution                                                9,888          8,380
Benefits paid                                                      (15,261)       (15,064)
                                                              ------------- --------------
Fair value of plan assets at end of year                         $   8,137      $   9,369
                                                              ------------- --------------
Accrued benefit cost
--------------------
Funded status                                                    $(170,478)     $(165,233)
                                                              ============= ==============

Amounts recognized in the consolidated balance sheet
----------------------------------------------------
Current liabilities                                              $  (8,916)     $  (8,498)
                                                              ============= ==============
Other long-term liabilities                                      $(161,562)     $(156,735)
                                                              ============= ==============
Accumulated other comprehensive income                           $   8,045      $   2,292
                                                              ============= ==============


($ in thousands)                                                 Expected
----------------                                                  2009          2008            2007            2006
                                                              ------------- -------------- --------------- ----------------

Components of net periodic postretirement benefit cost
Service cost                                                                      $   444         $   533          $   664
Interest cost on projected benefit obligation                                      11,255          10,241            8,974
Expected return on plan assets                                                       (514)           (578)            (889)
Amortization of prior service cost                                  (7,750)        (7,751)         (7,735)          (7,589)
Amortization of unrecognized loss                                    5,514          5,946           6,099            4,678
                                                                            -------------- --------------- ----------------
Net periodic postretirement benefit cost                                          $ 9,380         $ 8,560          $ 5,838
                                                                            ============== =============== ================

     Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

                                                        2008    2007     2006
                                                        ----    ----     ----
Discount rate - used at year end to value obligation    6.50%   6.50%    6.00%
Discount rate - used to compute annual cost             6.50%   6.00%   5.625%
Expected long-term rate of return on plan assets        6.00%   6.00%    8.25%

     The plans' weighted average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

                                            2008          2007
                                        ------------- --------------
Asset category:
---------------
   Equity securities                              0%             0%
   Debt securities                              100%           100%
   Cash and other                                 0%             0%
                                        ------------- --------------
          Total                                 100%           100%
                                        ============= ==============


     The plans' expected benefit payments over the next 10 years are as follows:

($ in thousands)
----------------
                      Gross             Medicare Part D
     Year           Benefits        Subsidy          Total
---------------   --------------  -------------  --------------
     2009             $  13,137        $   397       $  12,740
     2010                13,578            464          13,114
     2011                14,146            533          13,613
     2012                14,314            647          13,667
     2013                14,657            748          13,909
 2014 - 2018             75,959          5,330          70,629
                  --------------  -------------  --------------
    Total             $ 145,791        $ 8,119       $ 137,672
                  ==============  =============  ==============

     Our expected contribution to the plans in 2009 is $12.7 million.

     For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 9% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2017 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $0.7 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $10.0 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(0.6) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(8.7) million.

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

     The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 and 2007 are as follows:

($ in thousands)                          Pension Plan                              OPEB
----------------              -------------------------------------  ------------------------------------
                                    2008                2007              2008               2007
                              -----------------    ----------------  ---------------- -------------------
Net actuarial loss                   $ 377,183           $ 135,627          $ 47,252            $ 49,154
Prior service cost/(credit)             (1,097)             (1,351)          (39,207)            (46,862)
                              -----------------    ----------------  ---------------- -------------------
   Total                             $ 376,086           $ 134,276          $  8,045            $  2,292
                              =================    ================  ================ ===================


     The amounts recognized as a component of accumulated comprehensive income for the years ended December 31, 2008 and 2007 are as follows:

                                                                          Pension Plan                     OPEB
                                                                 ----------------------------  -----------------------------
($ in thousands)                                                     2008           2007           2008           2007
----------------                                                 -------------  -------------  -------------  --------------

Accumulated other comprehensive income at
   beginning of year                                                $ 134,276      $ 147,248       $  2,292       $ (13,703)
                                                                 -------------  -------------  -------------  --------------
Net actuarial gain (loss) recognized during year                       (6,855)        (7,313)        (5,946)         (6,099)
Prior service (cost)/credit recognized during year                        255            255          7,751           7,735
Net actuarial loss (gain) occurring during year                       248,410         (5,914)         4,043          15,384
Prior service cost (credit) occurring during year                           -              -            (95)         (1,025)
                                                                 -------------  -------------  -------------  --------------
Net amount recognized in comprehensive income
   for the year                                                       241,810        (12,972)         5,753          15,995
                                                                 -------------  -------------  -------------  --------------
Accumulated other comprehensive income at end
   of year                                                          $ 376,086      $ 134,276       $  8,045       $   2,292
                                                                 =============  =============  =============  ==============

                              401(k) Savings Plans
                              --------------------
     We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, we provide matching contributions and also provide certain profit-sharing contributions to certain employees upon the attainment of pre-established financial criteria. Employer contributions were $5.0 million, $4.9 million and $4.7 million for 2008, 2007 and 2006, respectively. The amount for 2007 includes employer contributions of $0.4 million for CTE employees under a separate Commonwealth plan. Also, effective December 31, 2007, the Commonwealth Builder 401(k) Plan was merged into the Frontier 401(k) Savings Plan.

(24) Commitments and Contingencies:
     ------------------------------

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

     We anticipate capital expenditures of approximately $250.0 million to $270.0 million for 2009. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2008 are as follows:

($ in thousands)                             Operating
----------------                               Leases
                                           --------------
         Year ending December 31:
          2009                                  $ 22,654
          2010                                    11,288
          2011                                    10,211
          2012                                     6,835
          2013                                     5,946
       Thereafter                                  9,566
                                           --------------
        Total minimum lease payments            $ 66,500
                                           ==============

     Total rental expense included in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was $24.3 million, $23.6 million and $16.3 million, respectively.

     We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

     At December 31, 2008, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

 ($ in thousands)
 ----------------

                   Year               Amount
              ---------------     -------------
                 2009               $ 23,286
                 2010                  9,937
                 2011                    259
                 2012                    165
                 2013                    165
                 Thereafter              330
                                  -------------
                 Total              $ 34,142
                                  =============

     We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FIN No. 45 requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2009 and remained in default for the duration of the contract (another 7 years), we estimate that our undiscounted purchase obligation for 2009 through 2015 would be approximately $0.8 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

     At December 31, 2008, we have outstanding performance letters of credit as follows:

                 ($ in thousands)
                 ----------------

                CNA                         $ 20,844
                State of New York              1,042
                                        --------------
                        Total               $ 21,886
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