Form 10-Q
period 2009-03-31
FRONTIER COMMUNICATIONS CORP
filed 2009-05-07
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009
                                                 --------------
                                       or
                                       --

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

                                   Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                   Yes      No
                                       ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [X]  Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes      No X
                                       ---    ---

The number of shares outstanding of the registrant's Common Stock as of May 1, 2009 was 312,356,567.


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      Index




                                                                                                     Page No.
                                                                                                     --------

   Part I.  Financial Information (Unaudited)

     Item 1.  Financial Statements

       Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008                             2

       Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008           3

       Consolidated Statements of Equity for the year ended December 31, 2008
       and the three months ended March 31, 2009                                                          4

       Consolidated  Statements  of  Comprehensive  Income  for the  three
       months ended March 31, 2009 and 2008                                                               4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008           5

       Notes to Consolidated Financial Statements                                                         6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 27

     Item 4.  Controls and Procedures                                                                    28

   Part II.  Other Information

     Item 1.  Legal Proceedings                                                                          29

     Item 1A.  Risk Factors                                                                              29

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                29

     Item 6.  Exhibits                                                                                   31

     Signature                                                                                           32

                                       1

                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                     (Unaudited)
                                                                                   March 31, 2009        December 31, 2008
                                                                                  ------------------     ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                           $   177,431            $   163,627
    Accounts receivable, less allowances of $37,975 and $40,125, respectively               217,631                222,247
    Prepaid expenses and other current assets                                                70,059                 82,085
                                                                                  ------------------     ------------------
      Total current assets                                                                  465,121                467,959

Property, plant and equipment, net                                                        3,201,965              3,239,973
Goodwill, net                                                                             2,642,323              2,642,323
Other intangibles, net                                                                      315,403                359,674
Investments                                                                                   3,118                  8,044
Other assets                                                                                172,355                170,703
                                                                                  ------------------     ------------------
           Total assets                                                                 $ 6,800,285            $ 6,888,676
                                                                                  ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                  $     3,872            $     3,857
    Accounts payable and other current liabilities                                          321,885                378,918
                                                                                  ------------------     ------------------
      Total current liabilities                                                             325,757                382,775

Deferred income taxes                                                                       676,558                670,489
Other liabilities                                                                           584,072                584,121
Long-term debt                                                                            4,720,713              4,721,685

Equity:
Shareholders' equity of Frontier:
    Common stock, $0.25 par value (600,000,000 authorized shares; 312,364,000 and 311,314,000 outstanding, respectively, and 349,456,000
      issued at March 31, 2009 and December 31, 2008)                                        87,364                 87,364
    Additional paid-in capital                                                            1,026,418              1,117,936
    Retained earnings                                                                        74,466                 38,163
    Accumulated other comprehensive loss, net of tax                                       (233,121)              (237,152)
    Treasury stock                                                                         (473,155)              (487,266)
                                                                                  ------------------     ------------------
      Total shareholders' equity of Frontier                                                481,972                519,045
Noncontrolling interest in a partnership                                                     11,213                 10,561
                                                                                  ------------------     ------------------
      Total equity                                                                          493,185                529,606
                                                                                  ------------------     ------------------
           Total liabilities and equity                                                 $ 6,800,285            $ 6,888,676
                                                                                  ==================     ==================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                                              2009            2008
                                                                                      ---------------  --------------

Revenue                                                                                    $ 537,956       $ 569,205
                                                                                      ---------------  --------------

Operating expenses:
     Network access expenses                                                                  60,684          60,549
     Other operating expenses                                                                200,204         203,264
     Depreciation and amortization                                                           137,558         141,080
                                                                                      ---------------  --------------
Total operating expenses                                                                     398,446         404,893
                                                                                      ---------------  --------------

Operating income                                                                             139,510         164,312

Investment and other income (loss), net                                                        8,247            (907)
Interest expense                                                                              88,749          90,860
                                                                                      ---------------  --------------

     Income before income taxes                                                               59,008          72,545
Income tax expense                                                                            22,053          26,628
                                                                                      ---------------  --------------

Net income                                                                                    36,955          45,917

Less: Income attributable to the noncontrolling interest in a partnership                        652             328
                                                                                      ---------------  --------------
Net income attributable to common shareholders of Frontier                                 $  36,303       $  45,589
                                                                                      ===============  ==============

Basic income per common share                                                              $    0.12       $    0.14
                                                                                      ===============  ==============

Diluted income per common share                                                            $    0.12       $    0.14
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE THREE
                  MONTHS ENDED MARCH 31, 2009 ($ and shares in
                    thousands, except for per-share amounts)
                                   (Unaudited)

                                                              Frontier Shareholders
                                 -------------------------------------------------------------------------
                                                                          Accumulated
                                   Common Stock     Additional               Other       Treasury Stock
                                 ------------------  Paid-In    Retained  Comprehensive ------------------  Noncontrolling   Total
                                  Shares   Amount    Capital    Earnings      Loss      Shares    Amount      Interest       Equity
                                 ------------------ ---------- ------------ ---------- -------- ----------   -----------  ----------

Balance January 1, 2008           349,456  $87,364  $1,280,508  $  14,001  $ (77,995) (21,707)  $(305,979)     $ 12,447  $1,010,346
   Stock plans                          -        -     (11,547)         -          -      999      14,277             -       2,730
   Acquisition of Commonwealth          -        -           -          -          -        1          10             -          10
   Conversion of EPPICS                 -        -          (7)         -          -        2          37             -          30
   Dividends on common stock of
      $0.25 per share                   -        -     (82,103)         -          -        -           -             -     (82,103)
   Shares repurchased                   -        -           -          -          -   (2,317)    (24,784)            -     (24,784)
   Net income                           -        -           -     45,589          -        -           -           328      45,917
   Other comprehensive income,
     net of tax and
     reclassification adjustment        -        -           -          -        417        -           -             -         417
                                 ------------------ ---------- ------------ ---------- -------- ---------- ------------- -----------
Balance March 31, 2008            349,456   87,364   1,186,851     59,590    (77,578) (23,022)   (316,439)       12,775     952,563
   Stock plans                          -        -       9,788          -          -       97       1,267             -      11,055
   Acquisition of Commonwealth          -        -           1          -          -        2          28             -          29
   Conversion of EPPICS                 -        -         (67)         -          -       49         627             -         560
   Conversion of Commonwealth
     Notes                              -        -        (801)         -          -      193       2,467             -       1,666
   Dividends on common stock of                                                                                                   -
      $0.75 per share                   -        -     (77,836)  (158,498)         -        -           -             -    (236,334)
   Shares repurchased                   -        -           -          -          -  (15,461)   (175,216)            -    (175,216)
   Net income                           -        -           -    137,071          -        -           -         1,286     138,357
   Other comprehensive loss,
     net of tax and
     reclassification adjustment        -        -           -          -   (159,574)       -           -             -    (159,574)
   Distributions                        -        -           -          -          -        -           -        (3,500)     (3,500)
                                 ------------------ ---------- ------------ ---------- -------- ---------- ------------- -----------
Balance December 31, 2008         349,456   87,364   1,117,936     38,163   (237,152) (38,142)   (487,266)       10,561     529,606
   Stock plans                          -        -     (13,433)         -          -    1,050      14,111             -         678
   Dividends on common stock of
      $0.25 per share                   -        -     (78,085)         -          -        -           -             -     (78,085)
   Net income                           -        -           -     36,303          -        -           -           652      36,955
   Other comprehensive income,
     net of tax and
     reclassification adjustment        -        -           -          -      4,031        -           -             -       4,031
                                 ------------------ ---------- ------------ ---------- -------- ---------- ------------- -----------
Balance March 31, 2009            349,456  $87,364  $1,026,418  $  74,466  $(233,121) (37,092)  $(473,155)     $ 11,213  $  493,185
                                 ================== ========== ============ ========== ======== ========== ============= ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                ($ in thousands)
                                   (Unaudited)

                                                   2009                 2008
                                            ------------------  -------------------

Net income                                           $ 36,955             $ 45,917
Other comprehensive income, net
   of tax and reclassification adjustments              4,031                  417
                                            ------------------  -------------------
Total other comprehensive income                       40,986               46,334

Less:  Other comprehensive income
   attributable to the noncontrolling
   interest in a partnership                             (652)                (328)
                                            ------------------  -------------------

Comprehensive income attributable to
   the common shareholders of Frontier               $ 40,334             $ 46,006
                                            ==================  ===================

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                ($ in thousands)
                                   (Unaudited)

                                                                                   2009              2008
                                                                            ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $  36,955         $  45,917
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                        137,558           141,080
       Stock based compensation expense                                               2,122             3,019
       Pension expense                                                                8,246              (530)
       Loss on extinguishment of debt                                                     -             6,290
       Other non-cash adjustments                                                    (3,759)           (1,741)
       Deferred income taxes                                                          4,125              (282)
       Change in accounts receivable                                                  9,211            19,057
       Change in accounts payable and other liabilities                             (47,409)          (69,731)
       Change in prepaid expenses and other current assets                               26            (1,568)
                                                                            ----------------  ----------------
Net cash provided by operating activities                                           147,075           141,511

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                         (54,572)          (47,986)
       Other assets (purchased) distributions received, net                             158               654
                                                                            ----------------  ----------------
Net cash used by investing activities                                               (54,414)          (47,332)

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                                          -           135,000
       Long-term debt payments                                                         (962)         (129,332)
       Settlement of interest rate swaps                                                  -            15,521
       Financing costs paid                                                               -              (857)
       Premium paid to retire debt                                                        -            (6,290)
       Issuance of common stock                                                         680               591
       Common stock repurchased                                                           -           (24,784)
       Dividends paid                                                               (78,085)          (82,103)
       Repayment of customer advances for construction                                 (490)             (757)
                                                                            ----------------  ----------------
Net cash used by financing activities                                               (78,857)          (93,011)


Increase in cash and cash equivalents                                                13,804             1,168
Cash and cash equivalents at January 1,                                             163,627           226,466
                                                                            ----------------  ----------------

Cash and cash equivalents at March 31,                                            $ 177,431         $ 227,634
                                                                            ================  ================

Cash paid during the period for:
       Interest                                                                   $ 116,408         $ 121,396
       Income taxes                                                               $   1,255         $   1,859

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $       -         $   7,909
       Conversion of EPPICS                                                       $       -         $      30
       Shares issued for Commonwealth acquisition                                 $       -         $      10

        The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
     (a)  Basis of Presentation and Use of Estimates:
          -------------------------------------------
          Frontier Communications Corporation (formerly Citizens Communications Company through July 30, 2008) and its subsidiaries are referred to as "we," "us," "our," or the "Company" in this report. Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the results for the interim periods shown.

          The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, purchase price allocations, contingencies, and pension and other postretirement benefits, among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to Securities and Exchange Commission rules and regulations. The results of the interim periods are not necessarily indicative of the results for the full year.

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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $7.5 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively.

     (c)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for impairment at the "operating segment" level, as that term is defined in Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles Assets." The Company revised its management and operating structure during the first quarter of 2009 and now has three "operating segments." Our "operating segments" are aggregated into one reportable segment.

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

(2)  Recent Accounting Literature and Changes in Accounting Principles:
     ------------------------------------------------------------------

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB amended SFAS No. 157 to defer the application of this standard to nonfinancial assets and liabilities until 2009. The provisions of SFAS No. 157 related to financial assets and liabilities were effective as of the beginning of our 2008 fiscal year. Our partial adoption of SFAS No. 157 in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows. The adoption of SFAS No. 157, as amended, in the first quarter of 2009 with respect to its effect on nonfinancial assets and liabilities had no impact on our financial position, results of operations or cash flows.

     Business Combinations
     ---------------------
     In December 2007, the FASB revised SFAS No. 141, "Business Combinations." The revised statement, SFAS No. 141R, as amended by FSP SFAS No. 141(R)-1, requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R was for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R in the first quarter of 2009 had no impact on our financial position, results of operations or cash flows.

     Noncontrolling Interests in Consolidated Financial Statements
     -------------------------------------------------------------
     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes requirements for ownership interest in subsidiaries held by parties other than the Company (sometimes called "minority interest") be clearly identified, presented and disclosed in the consolidated statement of financial position within shareholder equity, but separate from the parent's equity. All changes in the parent's ownership interest are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The adoption of SFAS No. 160 in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

     Determining Whether Instruments Granted in Share-Based Payment Transactions
     ---------------------------------------------------------------------------
     are Participating Securities
     ----------------------------
     In June 2008, the FASB ratified FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF No. 03-6-1 was effective, on a retrospective basis, for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Our outstanding non-vested restricted stock is a participating security in accordance with FSP EITF No. 03-6-1 and we have adjusted our previously reported basic and diluted income per common share. The adoption of FSP EITF No. 03-6-1 in the first quarter of 2009 slightly reduced our basic and diluted income per common share for the quarter ended March 31, 2008.

     Employers' Disclosures about Postretirement Benefit Plan Assets
     ---------------------------------------------------------------
     In December 2008, the FASB issued FSP SFAS No. 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP SFAS No. 132
     (R)-1 amends SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP SFAS No. 132 (R)-1 requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS No. 132 (R)-1 are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP SFAS No. 132 (R)-1 to have a material impact on our financial position, results of operations or cash flows. We will adopt the disclosure requirements of FSP SFAS No. 132 (R)-1 in the annual report for our fiscal year ending December 31, 2009.

(3)  Accounts Receivable:
     --------------------
     The components of accounts  receivable,  net at March 31, 2009 and December
     31, 2008 are as follows:

($ in thousands)                                    March 31, 2009        December 31, 2008
----------------                                 ----------------------  ---------------------

End user                                                     $ 234,421              $ 244,395
Other                                                           21,185                 17,977
Less:  Allowance for doubtful accounts                         (37,975)               (40,125)
                                                 ----------------------  ---------------------
   Accounts receivable, net                                  $ 217,631              $ 222,247
                                                 ======================  =====================

     We maintain an allowance for estimated bad debts based on our estimate of collectibility of our accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $6.7 million and $7.2 million for the three months ended March 31, 2009 and 2008, respectively.

(4)  Property, Plant and Equipment:
     ------------------------------
     Property, plant and equipment at March 31, 2009 and December 31, 2008 is as follows:

($ in thousands)                               March 31, 2009        December 31, 2008
----------------                            ---------------------   ---------------------

Property, plant and equipment                        $ 7,622,931             $ 7,581,060
Less: Accumulated depreciation                        (4,420,966)             (4,341,087)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 3,201,965             $ 3,239,973
                                            =====================   =====================

     Depreciation  expense is principally  based on the composite  group method.
     Depreciation expense was $92.9 million and $95.1 million for the three months ended March 31, 2009 and 2008, respectively. Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2008.

(5)  Other Intangibles:
     ------------------
     Other intangibles at March 31, 2009 and December 31, 2008 are as follows:

($ in thousands)                               March 31, 2009         December 31, 2008
----------------                           ------------------------  ---------------------

Customer base                                          $ 1,265,052            $ 1,265,052
Trade name                                                 133,064                132,664
                                           ------------------------  ---------------------
   Other intangibles                                     1,398,116              1,397,716
Less: Accumulated amortization                          (1,082,713)            (1,038,042)
                                           ------------------------  ---------------------
    Total other intangibles, net                       $   315,403            $   359,674
                                           ========================  =====================

     Amortization expense was $44.7 million and $45.9 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense for the three months ended March 31, 2009 is comprised of $30.6 million for amortization associated with our "legacy" properties, which will be fully amortized in June 2009, and $14.1 million for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

(6)  Fair Value of Financial Instruments:
     ------------------------------------
     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at March 31, 2009 and December 31, 2008. For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments for which market values are not readily available are carried at cost, which approximates fair value.


     The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)                         March 31, 2009               December 31, 2008
----------------            ------------------------------   -------------------------------
                              Carrying                         Carrying
                               Amount        Fair Value         Amount         Fair Value
                            --------------  --------------   --------------  ---------------

Long-term debt                 $4,720,713     $3,866,486         $4,721,685      $ 3,651,924


(7)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2008 to March 31, 2009 is as follows:

                                                  Three months ended March 31, 2009
                                                  ------------------------------------
                                                                                                          Interest
                                                                                                          Rate* at
                                  December 31,                          New              March 31,        March 31,
($ in thousands)                      2008            Payments       Borrowings             2009            2009
----------------                 ---------------  ----------------- ----------------- ---------------------------------

  Rural Utilities Service
    Loan Contracts                  $    16,607             $ (249)        $   -           $    16,358      6.07%

  Senior Unsecured Debt               4,702,331               (713)            -             4,701,618      7.54%

  Industrial Development
     Revenue Bonds                       13,550                  -             -                13,550      6.31%
                                 ---------------  ----------------- -------------     -----------------

TOTAL LONG-TERM DEBT                $ 4,732,488             $ (962)        $   -           $ 4,731,526      7.54%
                                 ---------------  ----------------- -------------     -----------------

  Less: Debt Discount                    (6,946)                                                (6,941)
  Less: Current Portion                  (3,857)                                                (3,872)
                                 ---------------                                      -----------------

                                    $ 4,721,685                                            $ 4,720,713
                                 ===============                                      =================


     * Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates represent a weighted average of multiple issuances.

     During the first three months of 2009, we retired an aggregate principal amount of $1.0 million of debt, consisting of $0.7 million of senior unsecured debt and $0.3 million of rural utilities service loan contracts.

     As of March 31, 2009, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of March 31, 2009. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.250% as of March 31, 2009. The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.


     As of March 31, 2009, we were in compliance with all of our debt and credit facility financial covenants.

(8)  Net Income Per Common Share:
     ----------------------------
     The  reconciliation  of the net income per common share calculation for the three months ended March 31, 2009 and 2008, respectively, is as follows:


($ in thousands, except per share amounts)                 For the three months ended March 31,
------------------------------------------                  ----------------------------------
                                                                 2009              2008
                                                            ----------------  ----------------
Net income used for basic and diluted earnings
   per common share:
Net income attributable to common shareholders of
   Frontier                                                        $ 36,303          $ 45,589
Less:  Dividends allocated to unvested restricted
   stock awards                                                        (576)             (447)
                                                            ----------------  ----------------
Total basic net income available for common shareholders
   of Frontier                                                       35,727            45,142
Effect of conversion of preferred securities - EPPICS                     -                31
                                                            ----------------  ----------------
Total diluted net income available for common shareholders
   of Frontier                                                     $ 35,727          $ 45,173
                                                            ================  ================

Basic earnings per common share:
Total weighted average shares and unvested restricted
   stock awards outstanding - basic                                 311,820           327,665
Less:  Weighted average unvested restricted stock awards             (1,994)           (1,492)
                                                            ----------------  ----------------
Total weighted average shares outstanding - basic                   309,826           326,173
                                                            ================  ================
Net income per share available for common shareholders
   of Frontier                                                     $   0.12          $   0.14
                                                            ================  ================
Diluted earnings per common share:
Total weighted average shares outstanding - basic                   309,826           326,173
Effect of dilutive shares                                               388               139
Effect of conversion of preferred securities - EPPICS                     -               348
                                                            ----------------  ----------------
Total weighted average shares outstanding - diluted                 310,214           326,660
                                                            ================  ================
Net income per share available for common shareholders
   of Frontier                                                     $   0.12          $   0.14
                                                            ================  ================

     Stock Options
     -------------
     For the three months ended March 31, 2009 and 2008, options to purchase 3,580,000 and 2,658,000 shares, respectively, (at exercise prices ranging from $8.19 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     In addition, for the three months ended March 31, 2009 and 2008, the impact of dividends paid on unvested restricted stock awards of 2,276,000 and 1,764,000 shares, respectively, have been deducted in accordance with FSP EITF No. 03-6-1, which we adopted in the first quarter of 2009 on a retrospective basis.

     EPPICS
     ------
     As of December 31, 2008, we fully redeemed the 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) related debt outstanding to third parties. As of March 31, 2008, approximately 99% of the originally issued EPPICS, or about $197.3 million aggregate principal amount of EPPICS, had converted into 15,920,799 shares of our common stock, including shares issued from treasury.

     We had 79,707 shares of potentially dilutive EPPICS at March 31, 2008, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted, we would have issued approximately 347,642 shares of our common stock as of March 31, 2008. These securities have been included in the diluted income per common share calculation for the three months ended March 31, 2008.

     Stock Units
     -----------
     At March 31, 2009 and 2008, we had 387,818 and 290,724 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), our Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan) and the Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation for the three months ended March 31, 2008 because their inclusion would have had an antidilutive effect.

     Share Repurchase Programs
     -------------------------
     In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve-month period. This share repurchase program commenced on March 4, 2008. As of March 31, 2008, we had repurchased approximately 2,317,000 shares of our common stock at an aggregate cost of approximately $24.8 million. The $200.0 million share repurchase program was completed on October 3, 2008 through the repurchase of 17,778,000 shares of our common stock during the full year of 2008.

(9)  Stock Plans:
     ------------
     At March 31, 2009, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. At March 31, 2009, there were 16,058,182 shares authorized for grant under these plans and 3,022,416 shares available for grant under two of the plans. No further awards may be granted under three of the plans: the Management Equity Incentive Plan (MEIP), the 1996 Equity Incentive Plan (together with the Amended and Restated 2000 Equity Incentive Plan, the EIPs) or the Deferred Fee Plan.

     The following summary presents information regarding outstanding stock options as of March 31, 2009 and changes during the three months then ended with regard to options under the MEIP and the EIPs:

                                                                             Weighted         Weighted
                                                           Shares             Average         Average           Aggregate
                                                         Subject to         Option Price      Remaining         Intrinsic
                                                           Option            Per Share      Life in Years          Value
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2009                                 3,713,000      $     13.46            2.5            $ 495,000
     Options granted                                               -      $         -
     Options exercised                                      (105,000)     $      6.45                           $ 747,000
     Options canceled, forfeited or lapsed                   (28,000)     $      8.60
---------------------------------------------------------------------
Balance at March 31, 2009                                  3,580,000      $     13.70            2.3            $       -
=====================================================================

Exercisable at March 31, 2009                              3,572,000      $     13.71            2.3            $       -
=====================================================================

     There were no options granted during the first three months of 2009. Cash received upon the exercise of options during the first three months of 2009 totaled $0.7 million.

     The total intrinsic value of stock options exercised during the first three months of 2008 was $0.3 million. The total intrinsic value of stock options outstanding and exercisable at March 31, 2008 was $1.6 million. There were no options granted during the first three months of 2008. Cash received upon the exercise of options during the first three months of 2008 totaled $0.6 million.

     The following summary presents information regarding unvested restricted stock as of March 31, 2009 and changes during the three months then ended with regard to restricted stock under the MEIP and the EIPs:

                                                                          Weighted
                                                                           Average
                                                        Number of         Grant Date       Aggregate
                                                          Shares          Fair Value       Fair Value
--------------------------------------------------------------------------------------------------------
Balance at January 1, 2009                               1,702,000       $     12.52       $ 14,876,000
     Restricted stock granted                            1,092,000       $      8.45       $  7,839,000
     Restricted stock vested                              (500,000)      $     12.73       $  3,588,000
     Restricted stock forfeited                            (18,000)      $     12.18
-------------------------------------------------------------------
Balance at March 31, 2009                                2,276,000       $     10.52       $ 16,342,000
===================================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2009 was $22.1 million and the weighted average period over which this cost is expected to be recognized is approximately two to three years.

     The total fair value of shares granted and vested during the three months ended March 31, 2008 was approximately $9.2 million and $3.3 million, respectively. The total fair value of unvested restricted stock at March 31, 2008 was $18.5 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2008 was $11.02. Shares granted during the first three months of 2008 totaled 879,000.

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

(11) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $0.8 million and $3.3 million of deferred gain during the first three months of 2009 and 2008, respectively, and anticipate recognizing $2.6 million during the remainder of 2009. At March 31, 2009 and 2008, we do not have any derivative instruments.

(12) Investment and Other Income (Loss), Net:
     ----------------------------------------
     The components of investment and other income (loss), net are as follows:

                                         For the three months ended March 31,
                                          ---------------------------------
($ in thousands)                               2009             2008
----------------                          ---------------  ----------------
Interest and dividend income                     $ 3,288           $ 5,104
Premium on debt repurchases                            -            (6,290)
Litigation settlement proceeds                     2,203                 -
Gains on expiration/settlement of
   customer advances                               2,513                 -
Equity earnings                                      274                31
Other, net                                           (31)              248
                                          ---------------  ----------------
     Total investment and other
       income (loss), net                        $ 8,247            $ (907)
                                          ===============  ================


(13) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:


                                                        Pension Benefits
                                                  ---------------------------
                                                  For the three months ended
                                                           March 31,
                                                  ---------------------------
                                                      2009          2008
                                                  -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
Service cost                                          $  1,435      $  1,619
Interest cost on projected benefit obligation           12,964        12,875
Expected return on plan assets (1)                     (11,096)      (16,354)
Amortization of prior service cost /(credit)               (64)          (64)
Amortization of unrecognized loss                        6,920         1,272
                                                  -------------  ------------
Net periodic benefit cost/(income)                    $ 10,159      $   (652)
                                                  =============  ============


                                                    Postretirement Benefits
                                                      Other Than Pensions
                                                  ---------------------------
                                                   For the three months ended
                                                            March 31,
                                                   ---------------------------
                                                      2009          2008
                                                  -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
Service cost                                          $    113      $    149
Interest cost on projected benefit obligation            2,857         2,742
Expected return on plan assets                            (109)         (122)
Amortization of prior service cost                      (1,938)       (1,934)
Amortization of unrecognized loss                        1,481         1,404
                                                  -------------  ------------
Net periodic benefit cost                             $  2,404      $  2,239
                                                  =============  ============

     (1) In 2008, our expected long-term rate of return on plan assets was 8.25%, and for 2009 we have assumed a rate of 8.0%.

     During the first three months of 2009 and 2008, we capitalized $2.0 million and $(0.2) million, respectively, of pension expenses into the cost of our capital expenditures. We expect that our 2009 pension and other postretirement benefit expenses will be between $50.0 million and $55.0 million, as compared to $11.2 million in 2008.

     As a result of negative investment returns for the first quarter of 2009 of (4.7)%, and ongoing benefit payments, the Company's pension plan assets have declined from $589.8 million at December 31, 2008 to $546.3 million at March 31, 2009, a decrease of $43.5 million, or 7%. No contributions are expected to be made by us to our pension plan until 2011, although pension volatility could require us to make a contribution in 2010, at the earliest.

(14) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $250.0 million to $270.0 million for 2009. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     We are party to various legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"(FIN No. 45) requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 of FIN No. 45 also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2009 and remained in default for the duration of the contract (another 7 years), we estimate that our undiscounted purchase obligation for 2009 through 2015 would be approximately $0.8 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

(15) Subsequent Event:
     -----------------
     On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes. We received net proceeds of approximately $539.0 million from the offering after deducting underwriting discounts. During the month of April 2009, we used $206.7 million of the proceeds to repurchase $214.4 million principal amount of debt. We intend to use the remaining net proceeds from the offering to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

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

     * Adverse changes in the credit markets and/or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, and/or increase the cost, of financing;

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

     * Further declines in the value of our pension plan assets, which could require us to make contributions to the pension plan beginning in 2010, at the earliest;

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

     *    The effects of increased cash taxes in 2009 and thereafter;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes;

     * The possible impact of adverse changes in political or other external factors over which we have no control; and

     *    The effects of hurricanes, ice storms and other severe weather.

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008, in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. As of March 31, 2009, we operated in 24 states with approximately 5,600 employees.

Competition in the telecommunications industry is intense and increasing. We experience competition from many telecommunications service providers, including cable operators offering VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, internet providers and other wireline carriers. We believe that as of March 31, 2009, approximately 68% of the households in our territories had VOIP as an available service option from cable operators. We also believe that competition will continue to intensify in 2009 and may result in reduced revenues. Our business experienced a decline in access lines and switched access minutes in 2008 and in the first three months of 2009 primarily as a result of competition and business downsizing. We also experienced a reduction in revenue for the first three months of 2009 as compared to the same period in 2008.

The recent  severe  contraction  in the global  financial  markets  and  ongoing recession is impacting customer behavior to reduce expenditures by not purchasing our services and/or by discontinuing some or all of our services. The ongoing recession and downturn in the economy has also affected our business customers, resulting in a decline in revenues for the first three months of 2009 as compared to the same period of 2008. These trends are likely to continue and may result in a challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes to consumer behavior noted above. Our strategies are focused in the following areas: customer retention, upgrading and up-selling services to our existing customer base, new customer growth, win backs, new product deployment, and operating expense and capital expenditure reductions.

We seek to achieve our customer retention goals by bundling services around the local access line and providing exemplary customer service. Bundled services include High-Speed Internet, unlimited long distance calling, enhanced telephone features and video offerings. We tailor these services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services, which can also be purchased separately. Customer retention is also enhanced by offering one, two and three year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers. Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by the expansion of our customer services hours, shorter scheduling windows for in-home appointments and the implementation of call reminders and follow-up calls for service appointments. In addition, due to the realignment and restructuring of approximately 70 local area markets during 2008, those markets are now operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets.

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

We have restructured and augmented our sales distribution channels to improve coverage of all segments of the commercial customer base. This included adding new sales teams dedicated to small business customers and enhancing the skills in our customer sales and service centers. In addition, we are introducing new products utilizing wireless and internet technologies. We believe the combination of new products and distribution channel improvements will help us improve commercial customer acquisition and retention efforts.

Lastly, we are focused on introducing a number of new products that our customers desire, including unlimited long distance minutes, bundles of long distance minutes, wireless data, internet portal advertising and the "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing the total communications and personal computing experience for our customers. The Peace of Mind products and services are designed to provide value and simplicity to meet our customers' ever changing needs. The Peace of Mind products and services suite includes services such as an in-home, full installation of our high-speed product, two hour appointment windows for the installation, hard drive back-up services, enhanced help desk PC support and inside wire maintenance. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long term profitability or impact on revenue.

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, billing them on a single bill, providing superior customer service, and being active in our local communities will make our customers more loyal to us, and will help us generate new, and retain existing, customer revenue.

Revenues from data and internet services such as High-Speed Internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges (including federal and state subsidies) are decreasing as a percentage of our total revenues. Federal and state subsidy revenue was $27.4 million for the three months ended March 31, 2009, or 5% of our revenues, down from $29.8 million for the three months ended March 31, 2008, or 5% of our revenues. We expect this trend to continue during the remainder of 2009. The decreasing revenue from traditional sources, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a)  Liquidity and Capital Resources
    -------------------------------

As of March 31, 2009, we had cash and cash equivalents aggregating $177.4 million. Our primary source of funds continued to be cash generated from operations. For the three months ended March 31, 2009, we used cash flow from operations and cash on hand to fund all of our investing and financing activities, including debt repayments.

We believe our operating cash flows, existing cash balances, and revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2009, pay taxes, pay dividends to our stockholders in accordance with our dividend policy and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, losses of access lines, increases in competition, lower subsidy and access revenues and the impact of the current economic environment are expected to reduce our cash generated by operations. In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future. The current credit market turmoil and our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $2.9 million of debt maturing during the last nine months of 2009 and approximately $7.2 million and $1,125.1 million of debt maturing in 2010 and 2011, respectively.

On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes. We received net proceeds of approximately $539.0 million from the offering after deducting underwriting discounts. During the month of April 2009, we used $206.7 million of the proceeds to repurchase $214.4 million principal amount of debt. We intend to use the remaining net proceeds from the offering to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

             Cash Flow provided by and used in Operating Activities
             ------------------------------------------------------

Cash provided by operating activities improved $5.6 million, or 4%, for the three months ended March 31, 2009 as compared with the prior year period. Although our operating income decreased during the first quarter of 2009 as compared to 2008, our cash needs for working capital items declined even more during the first quarter of 2009 as compared to 2008.

We have in recent years paid relatively low amounts of cash taxes. We expect that in 2009 and beyond our cash taxes will increase substantially, as our federal net operating loss carryforwards and AMT tax credit carryforwards have been fully utilized. We paid $1.3 million in cash taxes during the first three months of 2009 and expect to pay approximately $90.0 million to $110.0 million for the full year of 2009. Our 2009 cash tax estimate reflects the anticipated favorable impact of bonus depreciation that is part of the economic stimulus package signed into law by President Obama.

                     Cash Flow used by Investing Activities
                     --------------------------------------

Capital Expenditures
--------------------
For the three months ended March 31, 2009 and 2008, our capital expenditures were $54.6 million and $48.0 million, respectively. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $250.0 million to $270.0 million for 2009.

            Cash Flow used by and provided from Financing Activities
            --------------------------------------------------------

Debt Reduction
--------------
During the first three months of 2009, we retired an aggregate principal amount of $1.0 million of debt, consisting of $0.7 million of senior unsecured debt and $0.3 million of rural utilities service loan contracts.

For the three months ended March 31, 2008, we retired an aggregate principal amount of $129.4 million of debt, consisting of $128.7 million principal amount of our 9.25% Senior Notes due 2011, $0.6 million of other senior unsecured debt and rural utilities service loan contracts, and $0.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) that were converted into our common stock.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.250% as of March 31, 2009. The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

Interest Rate Management
------------------------
On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $0.8 million and $3.3 million of deferred gain during the first three months of 2009 and 2008, respectively, and anticipate recognizing $2.6 million during the remainder of 2009.

Credit Facilities
-----------------
As of March 31, 2009, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of March 31, 2009. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. Although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.

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

Our  $200.0  million  term  loan  facility  with  the  Rural  Telephone  Finance
Cooperative (RTFC), which matures in 2011, contains a maximum leverage ratio covenant. On May 6, 2009, the Company and the RTFC amended the terms of the maximum leverage ratio covenant. Under the amended leverage ratio covenant, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreement) over the last four quarters no greater than 4.50 to 1.

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

As of March 31, 2009, we were in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the three months ended March 31, 2009 and 2008, we received approximately $0.7 million and $0.6 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008. For the three months ended March 31, 2008, we had repurchased approximately 2,317,000 shares of our common stock at an aggregate cost of approximately $24.8 million. The $200.0 million share repurchase program was completed on October 3, 2008 through the repurchase of 17,778,000 shares of our common stock during the full year of 2008.

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

Critical Accounting Policies and Estimates
------------------------------------------
We  review  all  significant  estimates  affecting  our  consolidated  financial statements  on a  recurring  basis  and  record  the  effect  of  any  necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes, contingencies and purchase price allocations, among others.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements
-----------------------------

The following new accounting standards were adopted by the Company in the first quarter of 2009 without any material financial statement impact. All of these standards are more fully described in Note 2 to the consolidated financial statements.

     *    Fair Value Measurements (SFAS No. 157), as amended

     *    Business Combinations (SFAS No. 141R), as amended

     * Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160)

     *    Determining   Whether   Instruments  Granted  in  Share-Based  Payment
          Transactions are Participating Securities (FSP EITF No. 03-6-1)

The following new accounting standard will be adopted by the Company at the end of 2009, but we do not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

     * Employers' Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1)

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

Revenue for the three months ended March 31, 2009 decreased $31.2 million, or 5%, as compared with the prior year period. This decline is a result of lower local services revenue, switched access revenue, long distance services revenue and subsidy revenue, partially offset by a $10.4 million, or 7%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of competition, changing consumer behavior (including wireless substitution), economic conditions, changing technology and by some customers disconnecting second lines when they add High-Speed Internet or cable modem service. We lost approximately 37,500 access lines (net), including 3,100 second lines, during the three months ended March 31, 2009, but added approximately 20,100 High-Speed Internet subscribers during this same period. We expect to continue to lose access lines but to increase High-Speed Internet subscribers and wireless internet customers during the remainder of 2009 (although not enough to offset access line losses).

While the number of access lines are an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business. Management believes that understanding different components of revenue is most important. For this reason, presented on page 24 is a breakdown that categorizes revenue into customer revenue and regulatory revenue (switched access and subsidy revenue). Despite the decline in access lines, our customer revenue, which is all revenue except switched access and subsidy revenue, has declined in the first quarter of 2009 by less than 3 percent as compared to the prior year period. The average monthly customer revenue per access line has improved and resulted in an increased wallet share, primarily from residential customers. A substantial further loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2009.

The financial tables below include a comparative analysis of our results of operations on a historical basis for the three months ended March 31, 2009.

                                     REVENUE


                                         For the three months ended March 31,
                                ------------------------------------------------------
($ in thousands)
----------------                    2009          2008        $ Change       % Change
                                ------------ ------------- --------------  -----------
Local services                    $ 200,896     $ 217,158      $ (16,262)         -7%
Data and internet services          156,393       145,982         10,411           7%
Access services                      90,065       107,818        (17,753)        -16%
Long distance services               41,412        46,453         (5,041)        -11%
Directory services                   27,705        28,628           (923)         -3%
Other                                21,485        23,166         (1,681)         -7%
                                ------------ ------------- --------------
                                  $ 537,956     $ 569,205      $ (31,249)         -5%
                                ============ ============= ==============

Local Services
Local services revenue for the three months ended March 31, 2009 decreased $16.3 million, or 7%, to $200.9 million, as compared with the three months ended March 31, 2008, primarily due to the continued loss of access lines which accounted for $11.6 million of the decline and a reduction in all other related services of $4.7 million. Enhanced services revenue in the first quarter of 2009 decreased $3.1 million, as compared with the first quarter of 2008, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages with features included in the bundle instead of purchasing individual features.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles, and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2009 increased $10.4 million, or 7%, to $156.4 million, as compared with the three months ended March 31, 2008, primarily due to the overall growth in the number of data and High-Speed Internet customers. As of March 31, 2009, the number of the Company's High-Speed Internet subscribers had increased by approximately 57,000, or 11%, since March 31, 2008. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity internet and ethernet circuits. Revenue from these dedicated high-capacity circuits increased $3.4 million in 2009, as compared with 2008, primarily due to growth in the number of those circuits.

President Obama signed into law an economic stimulus package that includes $7.2 billion in funding, through grants and loans, for new broadband investment and adoption in unserved and underserved communities. The federal agencies responsible for administering the programs are currently developing the rules and evaluation criteria. Depending on these and any conditions included with respect to acceptance and use of the money, the Company may apply to receive funds from this package. These funds, if received, would be used by us to expand broadband availability to customers in our markets to whom it is not currently available due to the high cost of providing the service to those areas.

Access Services
Access services revenue for the three months ended March 31, 2009 decreased $17.8 million, or 16%, to $90.1 million, as compared with the three months ended March 31, 2008. Switched access revenue in 2009 of $62.6 million decreased $15.3 million, or 20%, as compared with 2008, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Reserves established for disputed access charges also impacted access revenues in 2009 compared to 2008. Access services revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue in 2009 of $27.4 million decreased $2.4 million, or 8%, as compared with 2008, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost per Local Loop (NACPL) used by the Federal Communications Commission (FCC) to allocate funds among all recipients.

Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future. The FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies. On May 1, 2008, the FCC issued an order to cap Competitive Eligible Telecommunications Companies (CETC) receipts from the high cost Federal Universal Service Fund. While this order will have no impact on our current receipt levels, we believe this is a positive first step to limit the rapid growth of the fund. The CETC cap will remain in place until the FCC takes additional steps towards needed reform.

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

Long Distance Services
Long distance services revenue for the three months ended March 31, 2009 decreased $5.0 million, or 11%, to $41.4 million, as compared with the three months ended March 31, 2008. Our long distance services revenue is trending downward due to a reduction in the overall average revenue per minute of use. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. While these package offerings have grown our long distance customer base, those customers who still pay on a per minute of use basis have significantly reduced their calling volumes, resulting in a decrease in our overall average revenue per minute of use.

Our long distance minutes of use decreased by 3% during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Average revenue per minute of use has also declined. Our long distance services revenue may decrease in the future due to further declines in rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenue in the future.

Directory Services
Directory services revenue for the three months ended March 31, 2009 decreased $0.9 million, or 3%, to $27.7 million, as compared with the three months ended March 31, 2008, primarily due to lower revenues from yellow pages advertising, mainly in Rochester, New York.

Other
Other revenue for the three months ended March 31, 2009 decreased $1.7 million, or 7%, to $21.5 million, as compared with the three months ended March 31, 2008, primarily due to fewer equipment sales, reduced pole attachment fees and decreased "bill and collect" fee revenue, partially offset by higher DISH Network (DISH) video and wireless revenues.

                       OTHER FINANCIAL AND OPERATING DATA

                                                 As of                 As of                  %
                                            March 31, 2009         March 31, 2008          Change
                                          --------------------   -------------------   ----------------
Access lines:
   Residential                                      1,427,149             1,553,094                -8%
   Business                                           789,654               832,979                -5%
                                          --------------------   -------------------
Total access lines                                  2,216,803             2,386,073                -7%
                                          --------------------   -------------------

High-Speed Internet (HSI) subscribers                 600,047               543,020                11%
Video subscribers                                     146,010               101,410                44%


                                                           For the three months ended March 31,
                                          -------------------------------------------------------------------------

                                                 2009                   2008              $ Change      % Change
                                           -------------------------------------------------------------------------
Revenue:
   Residential                                      $ 230,466             $ 241,362          $ (10,896)        -5%
   Business                                           217,425               220,025             (2,600)        -1%
                                          --------------------   -------------------   ----------------
Total customer revenue                                447,891               461,387            (13,496)        -3%
                                          --------------------   -------------------   ----------------

   Regulatory (Access Services)                        90,065               107,818            (17,753)       -16%
                                          --------------------   -------------------   ----------------
Total revenue                                       $ 537,956             $ 569,205          $ (31,249)        -5%
                                          --------------------   -------------------   ----------------

Switched access minutes of use
   (in millions)                                        2,377                 2,602                            -9%
Average monthly total revenue per
   access line                                      $   80.21             $   78.81                             2%
Average monthly customer revenue
   per access line                                  $   66.78             $   63.88                             5%



                               OPERATING EXPENSES


                             NETWORK ACCESS EXPENSES


                                  For the three months ended March 31,
                        ------------------------------------------------------
   ($ in thousands)
   ----------------        2009          2008        $ Change       % Change
                        ------------ ------------- --------------  -----------
   Network access        $ 60,684      $ 60,549        $ 135            0%


Network access expenses for the three months ended March 31, 2009 was relatively unchanged as compared with the three months ended March 31, 2008. Long distance carriage costs declined $4.5 million in the first quarter of 2009 due to decreasing rates resulting from more efficient circuit routing for our long distance and data products. In the first quarter of 2009, we expensed $6.7 million for the cost of new personal computers provided to customers in connection with our "Rolling Thunder" promotion which resulted in additional DISH video and High-Speed Internet subscribers. The first quarter of 2008 included costs of $2.6 million associated with High-Speed Internet promotions that subsidized the cost of a flat screen television provided to customers.

As we continue to increase our sales of data products such as High-Speed Internet and expand the availability of our unlimited long distance calling plans, our network access expense may increase in the future. A decline in expenses associated with access line losses, has offset some of the increase.

                            OTHER OPERATING EXPENSES


                                                For the three months ended March 31,
                                    ----------------------------------------------------------------
($ in thousands)
----------------                       2009            2008             $ Change         % Change
                                    ------------    ------------    -----------------  -------------
Wage and benefit expenses              $ 92,867        $100,676             $ (7,809)         -8%
Pension costs                             8,246            (530)               8,776           NM
Severance and early
  retirement costs                        2,556           2,891                 (335)        -12%
Stock based compensation                  2,122           3,019                 (897)        -30%
All other operating expenses             94,413          97,208               (2,795)         -3%
                                    ------------    ------------    -----------------
                                       $200,204        $203,264             $ (3,060)         -2%
                                    ============    ============    =================

Wage and benefit expenses
Wage and benefit expenses for the three months ended March 31, 2009 decreased $7.8 million, or 8%, to $92.9 million, as compared to the three months ended March 31, 2008, primarily due to headcount reductions and associated decreases in compensation and benefit expenses.

Pension costs
The decline in our pension plan assets during 2008 has increased our pension expense in 2009. Pension costs for the three months ended March 31, 2009 and 2008 were approximately $8.2 million and $(0.5) million, respectively. The first quarter of 2009 pension costs represent an increase of $8.7 million over the prior year period, as described in more detail below. Pension costs include pension expense of $10.2 million and $(0.7) million, less amounts capitalized into the cost of capital expenditures of $2.0 million and $(0.2) million for the three months ended March 31, 2009 and 2008, respectively.

As a result of negative investment returns for the first quarter of 2009 of (4.7)%, and ongoing benefit payments, the Company's pension plan assets have declined from $589.8 million at December 31, 2008 to $546.3 million at March 31, 2009, a decrease of $43.5 million, or 7%. Based on current assumptions and plan asset values, we estimate that our 2009 pension and other postretirement benefit expenses (which were $11.2 million in 2008) will be approximately $50.0 million to $55.0 million. No contributions are expected to be made by us to our pension plan until 2011, although pension volatility could require us to make a contribution in 2010, at the earliest.

All other operating expenses
All other operating expenses for the three months ended March 31, 2009 decreased $2.8 million, or 3%, to $94.4 million, as compared to the three months ended March 31, 2008, due to reduced costs for consulting fees and other outside services, partially offset by higher marketing expenses.

                      DEPRECIATION AND AMORTIZATION EXPENSE


                                   For the three months ended March 31,
                          ------------------------------------------------------
 ($ in thousands)
 ----------------             2009          2008        $ Change       % Change
                          ------------ ------------- --------------  -----------
 Depreciation  expense      $  92,888     $  95,145       $ (2,257)         -2%
 Amortization expense          44,670        45,935         (1,265)         -3%
                          ------------ ------------- --------------
                            $ 137,558     $ 141,080       $ (3,522)         -2%
                          ============ ============= ==============

Depreciation and amortization expense for the three months ended March 31, 2009 decreased $3.5 million, or 2%, to $137.6 million, as compared to the three months ended March 31, 2008, primarily due to a declining net asset base, partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the remaining useful lives proposed in the last study effective October 1, 2008. Our "composite depreciation rate" increased from 5.5% to 5.6% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million and amortization expense of $113.9 million for 2009. Amortization expense for the three months ended March 31, 2009 is comprised of $30.6 million for amortization associated with our legacy properties, which will be fully amortized in June 2009, and $14.1 million for intangible assets (customer base and trade name) that were acquired in the Commonwealth and Global Valley acquisitions.

INVESTMENT AND OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE


                                   For the three months ended March 31,
                           -----------------------------------------------------
  ($ in thousands)
  ----------------            2009          2008        $ Change       % Change
                           ------------ ------------- --------------  ----------
  Investment and
    other income (loss),
    net                       $  8,247      $   (907)      $  9,154       1009%
  Interest expense            $ 88,749      $ 90,860       $ (2,111)        -2%
  Income tax expense          $ 22,053      $ 26,628       $ (4,575)       -17%


Investment and other income (loss), net
Investment and other income (loss), net for the three months ended March 31, 2009 improved $9.2 million, to $8.2 million, as compared with the three months ended March 31, 2008, primarily due to the loss on retirement of debt of $6.3 million recognized during the first quarter of 2008, combined with litigation settlement proceeds of $2.2 million and the settlement of customer advances of $2.5 million in 2009. These improvements were partially offset by a decrease in 2009 of $1.8 million in income from short-term investments of cash and cash equivalents due to lower interest rates and investable cash balance in 2009.

Our average cash balance was $170.5 million and $227.1 million for the three months ended March 31, 2009 and 2008, respectively.

Interest expense
Interest expense for the three months ended March 31, 2009 decreased $2.1 million, or 2%, to $88.7 million, as compared with the three months ended March 31, 2008, primarily due to slightly lower average debt levels and interest rates in 2009, partially offset by decreased amortization of the deferred gain associated with the termination of our interest rate swap agreements and retirement of related debt during the first quarter of 2008. Our average debt outstanding was $4,732.0 million and $4,759.5 million for the three months ended March 31, 2009 and 2008, respectively. Our composite average borrowing rate as of March 31, 2009 as compared with the prior year was 11 basis points lower, decreasing from 7.65% to 7.54%.

Income tax expense
Income tax expense for the three months ended March 31, 2009 decreased $4.6 million, or 17%, to $22.1 million, as compared with the three months ended March 31, 2008, primarily due to lower taxable income. The effective tax rate for the first three months of 2009 and 2008 was 37.4% and 36.7%, respectively. Our cash taxes paid for the three months ended March 31, 2009 were $1.3 million, a decrease of $0.6 million from the first three months of 2008. We expect to pay approximately $90.0 million to $110.0 million for the full year of 2009. Our 2009 cash tax estimate reflects the anticipated favorable impact of bonus depreciation that is part of the economic stimulus package signed into law by President Obama.

There were no material changes to the liabilities on our books as of December 31, 2008 related to uncertain tax positions recorded under FASB Interpretation No. (FIN) 48 for the three months ended March 31, 2009.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of March 31, 2009 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $280.3 million of our borrowings at March 31, 2009 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at March 31, 2009, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

Sensitivity analysis of interest rate exposure
At March 31, 2009, the fair value of our long-term debt was estimated to be approximately $3.9 billion, based on our overall weighted average borrowing rate of 7.54% and our overall weighted average maturity of approximately 11 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2008.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of March 31, 2009 is limited to our pension assets. We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system. These and other economic events have had an adverse impact on investment portfolios.

The decline in our pension plan assets during 2008 has increased our pension expense in 2009. As a result of negative investment returns for the first quarter of 2009 of (4.7)%, and ongoing benefit payments, the Company's pension plan assets have declined from $589.8 million at December 31, 2008 to $546.3 million at March 31, 2009, a decrease of $43.5 million, or 7%. No contributions are expected to be made by us to our pension plan until 2011, although pension volatility could require us to make a contribution in 2010, at the earliest.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2009, that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2009. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES


Item 1.   Legal Proceedings
          -----------------

There have been no material changes to our legal proceedings from the information provided in Item 3. "Legal Proceedings" included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are party to various legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 1A.  Risk Factors
          ------------

There have been no material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

          ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------
                                            Total
                                          Number of     Average
                                            Shares    Price Paid
Period                                    Purchased    per Share
-----------------------------------------------------------------

January 1, 2009 to January 31, 2009
Employee Transactions (1)                       630      $ 8.52

February 1, 2009 to February 28, 2009
Employee Transactions (1)                   121,252      $ 7.39

March 1, 2009 to March 31, 2009
Employee Transactions (1)                     6,890      $ 6.24


Totals January 1, 2009 to March 31, 2009
Employee Transactions (1)                   128,772      $ 7.34



(1) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. The Company's stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

Item 6.  Exhibits
         --------

a)     Exhibits:


         10.1 Amendment No. 2, dated as of May 6, 2009, to Loan Agreement between Frontier Communications Corporation and the Rural Telephone Finance Cooperative.

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






Date:  May 7, 2009