Form 10-Q
period 2009-06-30
FRONTIER COMMUNICATIONS CORP
filed 2009-08-04
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009
                                                 -------------
                                       or
                                       --

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________to__________

                        Commission file number: 001-11001
                                                ---------

                       FRONTIER COMMUNICATIONS CORPORATION
                       -----------------------------------
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

                                 Yes     No
                                     ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer []   Non-accelerated filer []  Smaller reporting company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes     No X
                                    ---    ---

The number of shares outstanding of the registrant's Common Stock as of July 24, 2009 was 312,360,048.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      Index


                                                                                                       Page No.
                                                                                                       --------
   Part I.  Financial Information (Unaudited)

    Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008                              2

       Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008            3

       Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008              4

       Consolidated Statements of Equity for the six months ended June 30, 2008,
       December 31, 2008 and June 30, 2009                                                                5

       Consolidated  Statements  of  Comprehensive  Income  for the three and six months
       ended June 30, 2009 and 2008                                                                       5

       Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008              6

       Notes to Consolidated Financial Statements                                                         7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 32

     Item 4.  Controls and Procedures                                                                    33

   Part II.  Other Information

     Item 1.  Legal Proceedings                                                                          34

     Item 1A.  Risk Factors                                                                              34

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                35

     Item 4.  Submission of Matters to a Vote of Security Holders                                        37

     Item 5.  Other Information                                                                          38

     Item 6.  Exhibits                                                                                   38

     Signature                                                                                           39


                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                     (Unaudited)
                                                                                    June 30, 2009         December 31, 2008
                                                                                  -------------------    --------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                            $   454,102             $   163,627
    Accounts receivable, less allowances of $26,456 and $40,125, respectively                216,611                 222,247
    Prepaid expenses and other current assets                                                 88,308                  82,085
                                                                                  -------------------    --------------------
      Total current assets                                                                   759,021                 467,959

Property, plant and equipment, net                                                         3,165,917               3,239,973
Goodwill, net                                                                              2,642,323               2,642,323
Other intangibles, net                                                                       275,632                 359,674
Other assets                                                                                 175,291                 178,747
                                                                                  -------------------    --------------------
           Total assets                                                                  $ 7,018,184             $ 6,888,676
                                                                                  ===================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                   $     7,266             $     3,857
    Accounts payable and other current liabilities                                           351,460                 378,918
                                                                                  -------------------    --------------------
      Total current liabilities                                                              358,726                 382,775

Deferred income taxes                                                                        684,881                 670,489
Other liabilities                                                                            581,427                 584,121
Long-term debt                                                                             4,944,989               4,721,685

Equity:
Shareholders' equity of Frontier:
    Common stock, $0.25 par value (600,000,000 authorized shares; 312,363,000 and 311,314,000 outstanding, respectively, and 349,456,000
      issued at June 30, 2009 and December 31, 2008)                                          87,364                  87,364
    Additional paid-in capital                                                             1,028,663               1,117,936
    Retained earnings                                                                         24,285                  38,163
    Accumulated other comprehensive loss, net of tax                                        (229,103)               (237,152)
    Treasury stock                                                                          (473,153)               (487,266)
                                                                                  -------------------    --------------------
      Total shareholders' equity of Frontier                                                 438,056                 519,045
Noncontrolling interest in a partnership                                                      10,105                  10,561
                                                                                  -------------------    --------------------
      Total equity                                                                           448,161                 529,606
                                                                                  -------------------    --------------------
           Total liabilities and equity                                                  $ 7,018,184             $ 6,888,676
                                                                                  ===================    ====================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)


                                                                                            2009            2008
                                                                                      ---------------  --------------

Revenue                                                                                    $ 532,142       $ 562,550
                                                                                      ---------------  --------------
Operating expenses:
     Network access expenses                                                                  59,203          53,998
     Other operating expenses                                                                192,754         202,333
     Depreciation and amortization                                                           132,818         144,250
     Acquisition related costs                                                                10,751               -
                                                                                      ---------------  --------------
Total operating expenses                                                                     395,526         400,581
                                                                                      ---------------  --------------
Operating income                                                                             136,616         161,969

Investment and other income, net                                                               4,618           6,841
Interest expense                                                                              98,670          90,710
                                                                                      ---------------  --------------
     Income before income taxes                                                               42,564          78,100
Income tax expense                                                                            14,254          21,874
                                                                                      ---------------  --------------

Net income                                                                                    28,310          56,226

Less: Income attributable to the noncontrolling interest in a partnership                        392             448
                                                                                      ---------------  --------------
Net income attributable to common shareholders of Frontier                                 $  27,918       $  55,778
                                                                                      ===============  ==============

Basic and diluted income per common share attributable to common
     shareholders of Frontier                                                              $    0.09       $    0.17
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                                           2009            2008
                                                                                      ---------------  --------------

Revenue                                                                                   $1,070,098      $1,131,755
                                                                                      ---------------  --------------
Operating expenses:
     Network access expenses                                                                 119,887         114,547
     Other operating expenses                                                                392,958         405,597
     Depreciation and amortization                                                           270,376         285,330
     Acquisition related costs                                                                10,751               -
                                                                                      ---------------  --------------
Total operating expenses                                                                     793,972         805,474
                                                                                      ---------------  --------------
Operating income                                                                             276,126         326,281

Investment and other income, net                                                              12,865           5,934
Interest expense                                                                             187,419         181,570
                                                                                      ---------------  --------------
     Income before income taxes                                                              101,572         150,645
Income tax expense                                                                            36,307          48,502
                                                                                      ---------------  --------------

Net income                                                                                    65,265         102,143

Less: Income attributable to the noncontrolling interest in a partnership                      1,044             776
                                                                                      ---------------  --------------
Net income attributable to common shareholders of Frontier                                $   64,221      $  101,367
                                                                                      ===============  ==============

Basic and diluted income per common share attributable to common
     shareholders of Frontier                                                             $     0.20      $     0.31
                                                                                      ===============  ==============


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008,
                     DECEMBER 31, 2008 AND JUNE 30, 2009 ($
                       and shares in thousands, except for
                               per-share amounts)
                                   (Unaudited)

                                                       Frontier Shareholders
                                 -------------------------------------------------------------------------
                                                                         Accumulated
                                   Common Stock     Additional               Other      Treasury Stock
                                 ------------------  Paid-In    Retained Comprehensive ------------------- Noncontrolling   Total
                                  Shares   Amount    Capital    Earnings      Loss     Shares    Amount       Interest      Equity
                                 -------- --------- ---------- ------------ ---------- -------- ---------- -------------  ----------

Balance January 1, 2008           349,456  $87,364  $1,280,508    $  14,001  $ (77,995) (21,707) $(305,979)   $  12,447  $1,010,346
   Stock plans                          -        -      (9,883)           -          -    1,047     14,912            -       5,029
   Acquisition of Commonwealth          -        -           -            -          -        1         23            -          23
   Conversion of EPPICS                 -        -         (13)           -          -        7         93            -          80
   Dividends on common stock of
      $0.50 per share                   -        -     (82,103)     (80,221)         -        -          -            -    (162,324)
   Shares repurchased                   -        -           -            -          -  (10,383)  (112,659)           -    (112,659)
   Net income                           -        -           -      101,367          -        -          -          776     102,143
   Other comprehensive income,
     net of tax and
     reclassification adjustments       -        -           -            -        834        -          -            -         834
   Distributions                        -        -           -            -          -        -          -       (3,500)     (3,500)
                                 -------- --------- ---------- ------------ ---------- -------- ---------- ------------  ----------
Balance June 30, 2008             349,456   87,364   1,188,509       35,147    (77,161) (31,035)  (403,610)       9,723     839,972
   Stock plans                          -        -       8,124            -          -       49        632            -       8,756
   Acquisition of Commonwealth          -        -           1            -          -        2         15            -          16
   Conversion of EPPICS                 -        -         (61)           -          -       44        571            -         510
   Conversion of Commonwealth Notes     -        -        (801)           -          -      193      2,467            -       1,666
   Dividends on common stock of
      $0.50 per share                   -        -     (77,836)     (78,277)         -        -          -            -    (156,113)
   Shares repurchased                   -        -           -            -          -   (7,395)   (87,341)           -     (87,341)
   Net income                           -        -           -       81,293          -        -          -          838      82,131
   Other comprehensive loss, net
     of tax and reclassification
     adjustments                        -        -           -            -   (159,991)       -          -            -    (159,991)
                                 -------- --------- ---------- ------------ ---------- -------- ---------- ------------  ----------
Balance December 31, 2008         349,456   87,364   1,117,936       38,163   (237,152) (38,142)  (487,266)      10,561     529,606
   Stock plans                          -        -     (11,188)           -          -    1,049     14,113            -       2,925
   Dividends on common stock of
      $0.50 per share                   -        -     (78,085)     (78,099)         -        -          -            -    (156,184)
   Net income                           -        -           -       64,221          -        -          -        1,044      65,265
   Other comprehensive income,
     net of tax and
     reclassification adjustments       -        -           -            -      8,049        -          -            -       8,049
   Distributions                        -        -           -            -          -        -          -       (1,500)     (1,500)
                                 -------- --------- ---------- ------------ ---------- -------- ---------- ------------  ----------
Balance June 30, 2009             349,456  $87,364  $1,028,663    $  24,285  $(229,103) (37,093) $(473,153)   $  10,105  $  448,161
                                 ======== ========= ========== ============ ========== ======== ========== ============  ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                ($ in thousands)
                                   (Unaudited)

                                                 For the three months ended June 30,         For the six months ended June 30,
                                                --------------------------------------  ----------------------------------------
                                                       2009                2008               2009                   2008
                                                ------------------   -----------------  -----------------   --------------------

Net income                                              $ 28,310            $ 56,226            $ 65,265              $ 102,143
Other comprehensive income, net
   of tax and reclassification adjustments                 4,018                 417               8,049                    834
                                                -----------------   -----------------   -----------------   --------------------
Comprehensive income                                      32,328              56,643              73,314                102,977

Less:  Comprehensive income
   attributable to the noncontrolling
   interest in a partnership                                 392                 448               1,044                    776
                                                -----------------   -----------------   -----------------   --------------------
Comprehensive income attributable to
   the common shareholders of Frontier                  $ 31,936            $ 56,195            $ 72,270              $ 102,201
                                                =================   =================   =================   ====================

             The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                ($ in thousands)
                                   (Unaudited)


                                                                                 2009              2008
                                                                            ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $  65,265         $ 102,143
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                        270,376           285,330
       Stock based compensation expense                                               4,561             6,164
       Pension expense                                                               16,454            (1,060)
       (Gain)/loss on extinguishment of debt                                         (3,664)            6,290
       Other non-cash adjustments                                                    (1,702)           (8,079)
       Deferred income taxes                                                          8,319            (8,996)
       Change in accounts receivable                                                 10,231             8,039
       Change in accounts payable and other liabilities                             (21,287)          (57,537)
       Change in prepaid expenses and other current assets                          (18,223)            6,561
                                                                            ----------------  ----------------
Net cash provided by operating activities                                           330,330           338,855

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                        (110,364)         (123,723)
       Other assets (purchased) distributions received, net                             628            (1,277)
                                                                            ----------------  ----------------
Net cash used by investing activities                                              (109,736)         (125,000)

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                                    538,830           135,000
       Long-term debt payments                                                     (309,954)         (130,281)
       Settlement of interest rate swaps                                                  -            15,521
       Financing costs paid                                                            (911)             (857)
       Premium paid to retire debt                                                        -            (6,290)
       Issuance of common stock                                                         680               955
       Common stock repurchased                                                           -          (112,659)
       Dividends paid                                                              (156,184)         (162,324)
       Repayment of customer advances for construction and
          distributions to noncontrolling interests                                  (2,580)             (512)
                                                                            ----------------  ----------------
Net cash provided from (used by) financing activities                                69,881          (261,447)

Increase (decrease) in cash and cash equivalents                                    290,475           (47,592)
Cash and cash equivalents at January 1,                                             163,627           226,466
                                                                            ----------------  ----------------

Cash and cash equivalents at June 30,                                             $ 454,102         $ 178,874
                                                                            ================  ================
Cash paid during the period for:
       Interest                                                                   $ 181,066         $ 184,552
       Income taxes                                                               $  40,458         $  49,585

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $       -         $   7,909
       Conversion of EPPICS                                                       $       -         $      80


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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses of $8.7 million and $9.9 million for the three months ended June 30, 2009 and 2008, respectively, and $16.2 million and $18.5 million for the six months ended June 30, 2009 and 2008, respectively.

     (c)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for impairment at the "operating segment" level, as that term is defined in Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (Accounting Standards Codification) (ASC Topic
          350). The Company revised its management and operating structure during the first quarter of 2009 and now has three "operating segments." Our "operating segments" are aggregated into one reportable segment.

          SFAS No. 142 (ASC Topic 350) requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (ASC Topic 360) to determine whether any changes to these lives are required. We periodically reassess the useful lives of our intangible assets to determine whether any changes are required.

(2) Recent Accounting Literature and Changes in Accounting Principles:
    ------------------------------------------------------------------

     Fair Value Measurements
     -----------------------
     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (ASC Topic 820) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB amended SFAS No. 157 (ASC Topic
     820) to defer the application of this standard to nonfinancial assets and liabilities until 2009. The provisions of SFAS No. 157 (ASC Topic 820) related to financial assets and liabilities were effective as of the beginning of our 2008 fiscal year. Our partial adoption of SFAS No. 157 (ASC Topic 820) in the first quarter of 2008 had no impact on our financial position, results of operations or cash flows. The adoption of SFAS No. 157 (ASC Topic 820), as amended, in the first quarter of 2009 with respect to its effect on nonfinancial assets and liabilities had no impact on our financial position, results of operations or cash flows.

     Business Combinations
     ---------------------
     In December 2007, the FASB revised SFAS No. 141, "Business Combinations" (ASC Topic 805). The revised statement, SFAS No. 141R (ASC Topic 805), as amended by FSP SFAS No. 141(R)-1 (ASC Topic 805), requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R (ASC Topic 805) was for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will account for our pending acquisition of approximately 4.8 million access lines from Verizon Communications Inc. (Verizon) using the guidance included in SFAS No. 141R (ASC Topic 805). During the three and six months ended June 30, 2009, we incurred approximately $10.8 million of acquisition related costs in connection with our pending acquisition from Verizon. In accordance with SFAS No. 141R (ASC Topic 805), such costs are required to be expensed as incurred and are reflected in "Acquisition related costs" in our consolidated statements of operations.

     Noncontrolling Interests in Consolidated Financial Statements
     -------------------------------------------------------------
     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (ASC Topic 810). SFAS No. 160 (ASC Topic 810) establishes requirements for ownership interest in subsidiaries held by parties other than the Company (sometimes called "minority interest") be clearly identified, presented and disclosed in the consolidated statement of financial position within shareholder equity, but separate from the parent's equity. All changes in the parent's ownership interest are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 (ASC Topic 810) was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The adoption of SFAS No. 160 (ASC Topic 810) in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

     Determining   Whether   Instruments  Granted  in  Share-Based  Payment
     ----------------------------------------------------------------------
     Transactions are Participating Securities
     -----------------------------------------
     In June 2008, the FASB ratified FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (ASC Topic 260). FSP EITF No. 03-6-1 (ASC Topic 260) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF No. 03-6-1 (ASC Topic 260) was effective, on a retrospective basis, for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Our outstanding non-vested restricted stock is a participating security in accordance with FSP EITF No. 03-6-1 (ASC Topic 260) and we have adjusted our previously reported basic and diluted income per common share. The adoption of FSP EITF No. 03-6-1 (ASC Topic 260) in the first quarter of 2009 did not have a material impact on our basic and diluted income per common share for the three and six months ended June 30, 2009 and 2008.

     Employers' Disclosures about Postretirement Benefit Plan Assets
     ----------------------------------------------------------------
     In December 2008, the FASB issued FSP SFAS No. 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC Topic 715). FSP SFAS No. 132 (R)-1 (ASC Topic 715) amends SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (ASC Topic
     230) to provide guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP SFAS No. 132
     (R)-1 (ASC Topic 715) requires additional disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The disclosures about plan assets required by FSP SFAS No. 132 (R)-1 (ASC Topic 715) are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP SFAS No. 132 (R)-1 (ASC Topic 715) to have a material impact on our financial position, results of operations or cash flows. We will adopt the disclosure requirements of FSP SFAS No. 132 (R)-1 (ASC Topic
     715) in the annual report for our fiscal year ending December 31, 2009.

     Subsequent Events
     -----------------
     In May 2009, the FASB issued SFAS No. 165,  "Subsequent  Events" (ASC Topic
     855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 (ASC Topic 855) sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 (ASC Topic 855) is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 (ASC Topic
     855) in the second quarter of 2009 had no impact on our financial position, results of operations or cash flows. For our financial statements as of and for the periods ended June 30, 2009, we evaluated subsequent events through August 4, 2009, the date that we filed our Form 10-Q quarterly report for the period ended June 30, 2009 with the Securities and Exchange Commission.

     Accounting Standards Codification
     ---------------------------------
     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals" (ASC Topic 105). SFAS No. 168 (ASC Topic 105) replaces the guidance that previously-existed in SFAS No. 162, entitled "The Hierarchy of Generally Accepted Accounting Principals" and designates the FASB Accounting
     Standards Codification as the sole source of authoritative accounting technical literature for nongovernmental entities. All accounting guidance that is not included in the Codification now is considered to be non-authoritative. SFAS No. 168 (ASC Topic 105) is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will fully adopt SFAS No. 168 (ASC Topic 105) in the third quarter of 2009.

(3)  Pending Acquisition:
     --------------------
     On May 13, 2009, we entered into a definitive agreement with Verizon Communications Inc. under which Frontier will acquire approximately 4.8 million access lines (as of December 31, 2008) from Verizon. The $8.6 billion transaction represents approximately $5.3 billion of common stock plus the assumption of approximately $3.33 billion in debt. Completion of the transaction is subject to approval by Frontier's shareholders, the receipt of regulatory approvals, including approvals from the Federal Communications Commission (FCC) and certain state public service commissions, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction during the second quarter of 2010.


(4)  Accounts Receivable:
     --------------------
     The  components of accounts  receivable,  net at June 30, 2009 and December
     31, 2008 are as follows:


($ in thousands)                              June 30, 2009        December 31, 2008
----------------                          ----------------------  ---------------------

End user                                              $ 224,987              $ 244,395
Other                                                    18,080                 17,977
Less:  Allowance for doubtful accounts                  (26,456)               (40,125)
                                          ----------------------  ---------------------
   Accounts receivable, net                           $ 216,611              $ 222,247
                                          ======================  =====================

     We maintain an allowance for estimated bad debts based on our estimate of collectibility of our accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $7.6 million and $8.4 million for the three months ended June 30, 2009 and 2008, respectively, and $14.3 million and $15.6 million for the six months ended June 30, 2009 and 2008, respectively.

(5)  Property, Plant and Equipment:
     ------------------------------
     Property,  plant and equipment at June 30, 2009 and December 31, 2008 is as follows:

   ($ in thousands)                             June 30, 2009         December 31, 2008
   ----------------                         ---------------------   ---------------------

Property, plant and equipment                        $ 7,673,198             $ 7,581,060
Less: Accumulated depreciation                        (4,507,281)             (4,341,087)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 3,165,917             $ 3,239,973
                                            =====================   =====================


     Depreciation  expense is principally  based on the composite  group method.
     Depreciation  expense  was $91.4  million  and $98.3  million for the three months ended June 30, 2009 and 2008,  respectively,  and $184.3 million and
     $193.5   million  for  the  six  months  ended  June  30,  2009  and  2008, respectively.  Effective with the completion of an independent study of the estimated  useful lives of our plant assets we adopted new lives  beginning
     October 1, 2008.

(6)  Other Intangibles:
     ------------------
     Other intangibles at June 30, 2009 and December 31, 2008 are as follows:

    ($ in thousands)                          June 30, 2009         December 31, 2008
    ----------------                    ------------------------  ---------------------

Customer base                                       $ 1,265,052            $ 1,265,052
Trade name and license                                  134,680                132,664
                                        ------------------------  ---------------------
   Other intangibles                                  1,399,732              1,397,716
Less: Accumulated amortization                       (1,124,100)            (1,038,042)
                                        ------------------------  ---------------------
    Total other intangibles, net                    $   275,632            $   359,674
                                        ========================  =====================

     Amortization expense was $41.4 million and $45.9 million for the three months ended June 30, 2009 and 2008, respectively, and $86.1 million and $91.8 million for the six months ended June 30, 2009 and 2008, respectively. Amortization expense for the three and six months ended June 30, 2009 is comprised of $27.3 million and $57.9 million, respectively, for amortization associated with our "legacy" properties, which were fully amortized in June 2009, and $14.1 million and $28.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

(7)  Fair Value of Financial Instruments:
     ------------------------------------
     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at June 30, 2009 and December 31, 2008. For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.


     The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)                    June 30, 2009                December 31, 2008
----------------          ------------------------------   -------------------------------
                            Carrying                         Carrying
                             Amount        Fair Value         Amount         Fair Value
                          --------------  --------------   --------------  ---------------

Long-term debt               $4,944,989      $4,318,648       $4,721,685      $ 3,651,924


(8)  Long-Term Debt:
     ---------------
     The activity in our long-term  debt from December 31, 2008 to June 30, 2009 is as follows:

                                                   Six months ended June 30, 2009
                                                  --------------------------------
                                                                                                          Interest
                                                                                                          Rate* at
                                  December 31,                          New               June 30,        June 30,
($ in thousands)                      2008          Retirements      Borrowings             2009            2009
----------------                 ---------------  ----------------- ----------------- ---------------------------------

  Rural Utilities Service
    Loan Contracts                  $    16,607         $     (500)    $       -           $    16,107      6.07%

  Senior Unsecured Debt               4,702,331           (313,118)      600,000             4,989,213      7.88%

  Industrial Development
     Revenue Bonds                       13,550                  -             -                13,550      6.33%
                                 ---------------  ----------------- -------------     -----------------

TOTAL LONG-TERM DEBT                $ 4,732,488         $ (313,618)    $ 600,000           $ 5,018,870      7.87%
                                 ---------------  ----------------- -------------     -----------------

  Less: Debt Discount                    (6,946)                                               (66,615)
  Less: Current Portion                  (3,857)                                                (7,266)
                                 ---------------                                      -----------------

                                    $ 4,721,685                                            $ 4,944,989
                                 ===============                                      =================


* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates represent a weighted average of multiple issuances.

     During the first six months of 2009, we retired an aggregate principal amount of $313.6 million of debt, consisting of $313.1 million of senior unsecured debt and $0.5 million of rural utilities service loan contracts.

     On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes. We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts. During the second quarter of 2009, we used $308.0 million of the proceeds to repurchase $311.7 million principal amount of debt, consisting of $255.7 million of our 9.25% Senior Notes due May 15, 2011, $40.0 million of our 7.875% Senior Notes due January 15, 2027 and $16.0 million of our 7.125% Senior Notes due March 15, 2019. As a result of these repurchases, a $3.7 million gain was recognized and included in investment and other income, net in our consolidated statements of operations for the three and six months ended June 30, 2009. We intend to use the remaining net proceeds from the offering to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

     As of June  30,  2009,  we had an  available  line  of  credit  with  seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of June 30, 2009. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.18% as of June 30, 2009. The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

     As of June 30, 2009, we were in compliance with all of our debt and credit facility financial covenants.

(9)  Net Income Per Common Share:
     ----------------------------
     The reconciliation of the net income per common share calculation for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

($ in thousands, except per share amounts)                   For the three months ended June 30,  For the six months ended June 30,
------------------------------------------                   -----------------------------------  ---------------------------------
                                                                 2009                2008              2009              2008
                                                             ----------------   ----------------  --------------   ----------------
Net income used for basic and diluted earnings
----------------------------------------------
   per common share:
   -----------------
Net income attributable to common shareholders of Frontier          $ 27,918           $ 55,778        $ 64,221         $ 101,367

Less:  Dividends allocated to unvested restricted stock
        awards                                                          (566)              (437)         (1,142)             (884)
                                                             ----------------   ----------------  --------------   ----------------
Total basic net income available for common shareholders
  of Frontier                                                         27,352             55,341          63,079           100,483
Effect of conversion of preferred securities - EPPICS                      -                 31               -                62
                                                             ----------------   ----------------  --------------   ----------------
Total diluted net income available for common shareholders
  of Frontier                                                       $ 27,352           $ 55,372        $ 63,079         $ 100,545
                                                             ================   ================  ==============   ================
Basic earnings per common share:
--------------------------------
Total weighted average shares and unvested restricted stock
   awards outstanding - basic                                        312,361            322,592         312,052           324,942
Less:  Weighted average unvested restricted stock awards              (2,266)            (1,754)         (2,109)           (1,602)
                                                             ----------------   ----------------  --------------   ----------------
Total weighted average shares outstanding - basic                    310,095            320,838         309,943           323,340
                                                             ================   ================  ==============   ================
Net income per share available for common shareholders of
  Frontier                                                          $   0.09           $   0.17        $   0.20         $    0.31
                                                             ================   ================  ==============   ================
Diluted earnings per common share:
----------------------------------
Total weighted average shares outstanding - basic                    310,095            320,838         309,943           323,340
Effect of dilutive shares                                                  -                122               -               286
Effect of conversion of preferred securities - EPPICS                      -                347               -               348
                                                             ----------------   ----------------  --------------   ----------------
Total weighted average shares outstanding - diluted                  310,095            321,307         309,943           323,974
                                                             ================   ================  ==============   ================
Net income per share available for common shareholders
  of Frontier                                                       $   0.09           $   0.17        $   0.20         $    0.31
                                                             ================   ================  ==============   ===============

     Stock Options
     -------------
     For the three and six months ended June 30, 2009, options to purchase 3,565,000 shares (at exercise prices ranging from $8.19 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     For the three and six months ended June 30, 2008, options to purchase 2,640,000 shares (at exercise prices ranging from $11.15 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

     In addition, for the three and six months ended June 30, 2009 and 2008, the impact of dividends paid on unvested restricted stock awards of 2,265,000 and 1,748,000 shares, respectively, have been deducted in accordance with FSP EITF No. 03-6-1, (ASC Topic 260) which we adopted in the first quarter of 2009 on a retrospective basis.

     EPPICS
     ------
     As of December 31, 2008, we fully redeemed the 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) related debt outstanding to third parties. As of June 30, 2008, approximately 99% of the originally issued EPPICS, or about $197.3 million aggregate principal amount of EPPICS, had converted into 15,925,159 shares of our common stock, including shares issued from treasury.

     We had 78,707 shares of potentially dilutive EPPICS at June 30, 2008, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted, we would have issued approximately 343,281 shares of our common stock as of June 30, 2008. These securities have been included in the diluted income per common share calculation for the three and six months ended June 30, 2008.

     Stock Units
     -----------
     At June 30, 2009 and 2008, we had 411,889 and 279,645 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), our Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan) and the Non-Employee Directors' Retirement Plan. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

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

(10) Stock Plans:
     ------------
     At June 30, 2009, we had six stock-based compensation plans under which grants have been made and awards remained outstanding. At June 30, 2009, there were 26,058,182 shares authorized for grant under these plans and 12,122,294 shares available for grant under two of the plans. No further awards may be granted under four of the plans: the Management Equity Incentive Plan, the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan that was adopted on May 14, 2009, the EIPs) or the Deferred Fee Plan.

     The following summary presents information regarding outstanding stock options as of June 30, 2009 and changes during the six months then ended with regard to options under the EIPs:

                                                                             Weighted            Weighted
                                                           Shares             Average            Average           Aggregate
                                                         Subject to         Option Price         Remaining         Intrinsic
                                                           Option            Per Share         Life in Years         Value
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2009                                  3,713,000      $      13.46                2.5          $ 495,000
     Options granted                                                -      $          -
     Options exercised                                       (105,000)     $       6.45                             $ 747,000
     Options canceled, forfeited or lapsed                    (43,000)     $       9.08
----------------------------------------------------------------------
Balance at June 30, 2009                                    3,565,000      $      13.72                2.1          $     -
======================================================================

Exercisable at June 30, 2009                                3,559,000      $      13.72                2.0          $     -
======================================================================

     There were no options granted during the first six months of 2009. Cash received upon the exercise of options during the first six months of 2009 totaled $0.7 million.

     The total intrinsic value of stock options exercised during the first six months of 2008 was $0.5 million. The total intrinsic value of stock options outstanding and exercisable at June 30, 2008 was $2.6 million. There were no options granted during the first six months of 2008. Cash received upon the exercise of options during the first six months of 2008 totaled $1.0 million.

     The following summary presents information regarding unvested restricted stock as of June 30, 2009 and changes during the six months then ended with regard to restricted stock under the EIPs:

                                                                        Weighted
                                                                         Average
                                                     Number of          Grant Date          Aggregate
                                                      Shares            Fair Value          Fair Value
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 2009                               1,702,000     $     12.52           $ 14,876,000
     Restricted stock granted                            1,098,000     $      8.44           $  7,839,000
     Restricted stock vested                              (514,000)    $     12.74           $  3,668,000
     Restricted stock forfeited                            (21,000)    $     12.25
-------------------------------------------------------------------
Balance at June 30, 2009                                 2,265,000     $     10.50           $ 16,171,000
===================================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2009 was $19.8 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

     The total fair value of shares granted and vested during the six months ended June 30, 2008 was approximately $10.0 million and $3.7 million, respectively. The total fair value of unvested restricted stock at June 30, 2008 was $19.8 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2008 was $11.02. Shares granted during the first six months of 2008 totaled 883,000.

(11) Segment Information:
     --------------------
     We operate in one reportable segment, Frontier. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

     As permitted by SFAS No. 131 (ASC Topic 280), we have utilized the aggregation criteria in combining our operating segments because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.

(12) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $3.2 million and $3.4 million of deferred gain during the first six months of 2009 and 2008, respectively, and anticipate recognizing $1.4 million during the remainder of 2009. At June 30, 2009 and 2008, we did not have any derivative instruments.

(13) Investment and Other Income, Net:
     ---------------------------------
     The components of investment and other income, net are as follows:

                                           For the three months ended June 30,         For the six months ended June 30,
                                       -----------------------------------------  --------------------------------------------
($ in thousands)                           2009                    2008                  2009                    2008
----------------                       -----------------   ---------------------  --------------------   ---------------------
Interest and dividend income                    $   912                 $ 1,424              $  4,200                 $ 6,528
Gain on debt repurchases                          3,664                       -                 3,664                       -
Premium on debt repurchases                           -                       -                     -                  (6,290)
Litigation settlement proceeds                      (17)                      -                 2,186                       -
Gains on expiration/settlement of
   customer advances                                  -                   2,883                 2,513                   2,883
Equity earnings                                     351                   2,853                   625                   2,884
Other, net                                         (292)                   (319)                 (323)                    (71)
                                       -----------------   ---------------------  --------------------   ---------------------
     Total investment and other
        income, net                             $ 4,618                 $ 6,841              $ 12,865                 $ 5,934
                                       =================   =====================  ====================   =====================


(14) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                                                 Pension Benefits
                                                          -----------------------------------------------------------------
                                                             For the three months ended        For the six months ended
                                                                      June 30,                         June 30,
                                                          -------------------------------   -------------------------------
                                                              2009             2008              2009            2008
                                                          --------------  ---------------   ---------------  --------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                   $  1,435         $  1,619          $  2,870        $  3,238
Interest cost on projected benefit obligation                    12,964           12,875            25,928          25,750
Expected return on plan assets (1)                              (11,096)         (16,354)          (22,192)        (32,708)
Amortization of prior service cost /(credit)                        (64)             (64)             (128)           (128)
Amortization of unrecognized loss                                 6,920            1,272            13,840           2,544
                                                          --------------  ---------------   ---------------  --------------
Net periodic benefit cost/(income)                             $ 10,159         $   (652)         $ 20,318        $ (1,304)
                                                          ==============  ===============   ===============  ==============



                                                                     Postretirement Benefits Other Than Pensions
                                                          -----------------------------------------------------------------
                                                            For the three months ended           For the six months ended
                                                                     June 30,                          June 30,
                                                          -------------------------------   -------------------------------
                                                              2009             2008              2009            2008
                                                          --------------  ---------------   ---------------  --------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                                   $    113         $    149          $    226        $    298
Interest cost on projected benefit obligation                     2,857            2,742             5,714           5,484
Expected return on plan assets                                     (109)            (122)             (218)           (244)
Amortization of prior service cost                               (1,938)          (1,934)           (3,876)         (3,868)
Amortization of unrecognized loss                                 1,481            1,404             2,962           2,808
                                                          --------------  ---------------   ---------------  --------------
Net periodic benefit cost                                      $  2,404         $  2,239          $  4,808        $  4,478
                                                          ==============  ===============   ===============  ==============


     (1) In 2008, our expected long-term rate of return on plan assets was 8.25%, and for 2009 we have assumed a rate of 8.0%.

     During the first six months of 2009 and 2008, we capitalized $3.9 million and $(0.2) million, respectively, of pension expenses into the cost of our capital expenditures. We expect that our 2009 pension and other postretirement benefit expenses will be between $50.0 million and $55.0 million, as compared to $11.2 million in 2008.

     The Company's pension plan assets have declined from $589.8 million at December 31, 2008 to $578.1 million at June 30, 2009, a decrease of $11.7 million, or 2%. This decrease is a result of ongoing benefit payments of $26.6 million, offset by positive investment returns of $14.9 million during the first six months of 2009. No contributions are expected to be made by us to our pension plan until 2011, although pension asset volatility could require us to make a contribution in 2010, at the earliest.

(15) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $250.0 million to $270.0 million for 2009 related to our currently owned properties. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     In connection  with the pending  acquisition of  approximately  4.8 million access lines (as of December 31, 2008) from Verizon, the Company has commenced activities to obtain the necessary regulatory approvals, plan and implement systems conversions and other initiatives necessary to effectuate the closing, which is expected to occur during the second quarter of 2010, and enable the Company to implement its "go to market" strategy at closing. As a result, the Company expects to incur operating expenses and capital expenditures of approximately $35.0 million and $25.0 million, respectively, in 2009 related to the pending transaction. The Company incurred $10.8 million of acquisition related costs in the second quarter of 2009.

     We are party to various legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" No. (FIN) 45 (ASC Topic 460-10-50) requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 of FIN No. 45 (ASC Topic 460-10-50) also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2009 and remained in default for the duration of the contract (another 7 years), we estimate that our undiscounted purchase obligation for 2009 through 2015 would be approximately $0.8 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Statements
--------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "anticipate," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     *    Our ability to complete the acquisition of access lines from Verizon;

     * The failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals for the Verizon transaction;

     * The failure to receive the IRS ruling approving the tax-free status of the Verizon transaction;

     *    The failure of our stockholders to approve the Verizon transaction;

     * The ability to successfully integrate the Verizon operations into Frontier's existing operations;

     * The effects of increased expenses due to activities related to the Verizon transaction;

     * The ability to migrate Verizon's West Virginia operations from Verizon owned and operated systems and processes to Frontier owned and operated systems and processes successfully;

     * The risk that the growth opportunities and cost synergies from the Verizon transaction may not be fully realized or may take longer to realize than expected;

     * The sufficiency of the assets to be acquired from Verizon to enable us to operate the acquired business;

     * Disruption from the Verizon transaction making it more difficult to maintain relationships with customers, employees or suppliers;

     * The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product or service offerings and the risk that we will not respond on a timely or profitable basis;

     * Reductions in the number of our access lines and High-Speed Internet subscribers;

     * Our ability to sell enhanced and data services in order to offset ongoing declines in revenue from local services, switched access services and subsidies;

     * The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation;

     * The effects of competition from cable, wireless and other wireline carriers (through voice over internet protocol (VOIP) or otherwise);

     * Our ability to adjust successfully to changes in the communications industry and to implement strategies for improving growth;

     * Adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing;

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

     * Our ability to effectively manage our operations, operating expenses and capital expenditures, to pay dividends and to repay, reduce or refinance our debt;

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

     * Further declines in the value of our pension plan assets, which could require us to make contributions to the pension plan beginning no earlier than 2010;

     * Our ability to pay dividends in respect of our common shares, which may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes (which will increase in 2009) and our liquidity;

     *    The effects of increased cash taxes in 2009 and thereafter;

     * The effects of any unfavorable outcome with respect to any of our current or future legal, governmental or regulatory proceedings, audits or disputes;

     * The possible impact of adverse changes in political or other external factors over which we have no control; and

     *    The effects of hurricanes, ice storms or other severe weather.

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

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. As of June 30, 2009, we operated in 24 states with approximately 5,400 employees.

On May 13, 2009, we entered into a definitive agreement with Verizon Communications Inc. under which Frontier will acquire approximately 4.8 million access lines (as of December 31, 2008) from Verizon. The $8.6 billion transaction represents approximately $5.3 billion of common stock plus the assumption of approximately $3.33 billion in debt. Completion of the transaction is subject to approval by Frontier's shareholders, the receipt of regulatory approvals, including approvals from the Federal Communications Commission (FCC) and certain state public service commissions, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction during the second quarter of 2010.

Competition in the communications industry is intense and increasing. We experience competition from many communications service providers. These providers include cable operators offering video and VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers. We believe that as of June 30, 2009, approximately 68% of the households in our territories had VOIP as an available service option from cable operators. We also believe that competition will continue to intensify in 2009 and may result in reduced revenues. Our business experienced a decline in access lines and switched access minutes in 2008 and in the first six months of 2009 primarily as a result of competition and business downsizing. We also experienced a reduction in revenue for the first six months of 2009 as compared to the same period in 2008.

The recent  severe  contraction  in the global  financial  markets  and  ongoing recession is impacting customer behavior to reduce expenditures by not purchasing our services or by discontinuing some or all of our services. The ongoing recession and downturn in the economy has also affected our business customers, resulting in a decline in revenues for the first six months of 2009 as compared to the same period of 2008. These trends are likely to continue and may result in a challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes to consumer behavior noted above. Our strategies are focused on customer retention, upgrading and up-selling services to our existing customer base, new customer growth, win backs of former customers, new product deployment, and operating expense and capital expenditure reductions.

We seek to achieve our customer retention goals by bundling services around the local access line and providing exemplary customer service. Bundled services include High-Speed Internet, unlimited long distance calling, enhanced telephone features and video offerings. We tailor these services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services, which can also be purchased separately. Customer retention is also enhanced by offering one-, two- and three-year price protection plans where customers commit to a term in exchange for predictable pricing or promotional offers. Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by the expansion of our customer services hours, shorter scheduling windows for in-home appointments and the implementation of call reminders and follow-up calls for service appointments. In addition, our 70 local area markets are operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets.

We utilize targeted and innovative promotions to attract new customers, including those moving into our territory, win back previously lost customers, upgrade and up-sell existing customers a variety of service offerings including High-Speed Internet, video, and enhanced long distance and feature packages in order to maximize the average revenue per access line (wallet share) paid to Frontier. Depending upon market and economic conditions, we may offer such promotions to drive sales in the future.

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

We are also focused on introducing a number of new products, including unlimited long distance minutes, bundles of long distance minutes, wireless data, Internet portal advertising and the "Frontier Peace of Mind" product suite. This last category is a suite of products aimed at managing the total communications and personal computing experience for our customers. The Peace of Mind products and services are designed to provide value and simplicity to meet our customers' ever-changing needs. The Peace of Mind products and services suite includes services such as an in-home, full installation of our High-Speed Internet product, two hour appointment windows for the installation, hard drive back-up services, 24-7 help desk PC support and inside wire maintenance. Although we are optimistic about the opportunities provided by each of these initiatives, we can provide no assurance about their long term profitability or impact on revenue.

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, billing them on a single bill, providing superior customer service, and being active in our local communities will make our customers more loyal, and will help us generate new, and retain existing, customer revenue.

Revenues from data and internet services such as High-Speed Internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges (including federal and state subsidies) are decreasing as a percentage of our total revenues. Federal and state subsidy revenue, including surcharges billed to customers which are remitted to the FCC, was $51.7 million for the six months ended June 30, 2009, or 5% of our revenues, down from $58.2 million for the six months ended June 30, 2008, or 5% of our revenues. We expect this trend to continue during the remainder of 2009. The decreasing revenue from traditional sources, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a)  Liquidity and Capital Resources
    -------------------------------

As of June 30, 2009, we had cash and cash equivalents aggregating $454.1 million, including a portion of the net proceeds from a registered debt offering completed on April 9, 2009. Our primary source of funds continued to be cash generated from operations. For the six months ended June 30, 2009, we used cash flow from operations, incremental borrowing and cash on hand to fund all of our investing and financing activities, including debt repayments.

We believe our operating cash flows, existing cash balances, and revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2009, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition related costs and capital expenditures and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, increased cash taxes, loss of access lines, increases in competition, lower subsidy and access revenues and the impact of the current economic environment are expected to reduce our cash generated by operations. In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future. The current credit market turmoil and our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. We have approximately $1.9 million of debt maturing during the last six months of 2009 and approximately $7.2 million and $869.5 million of debt maturing in 2010 and 2011, respectively.

                   Cash Flow provided by Operating Activities
                   ------------------------------------------

Cash provided by operating activities declined $8.5 million, or 3%, for the six months ended June 30, 2009 as compared with the prior year period. Our operating income decreased during the first six months of 2009 as compared to 2008, and was mostly offset by our reduced cash needs for working capital items during the first six months of 2009 as compared to 2008.

We have in recent years paid relatively low amounts of cash taxes. We expect that in 2009 and beyond our cash taxes will increase substantially, as our federal net operating loss carryforwards and AMT tax credit carryforwards have been fully utilized. We paid $40.5 million in cash taxes during the first six months of 2009 and expect to pay approximately $90.0 million to $100.0 million for the full year of 2009. Our 2009 cash tax estimate reflects the anticipated favorable impact of bonus depreciation that is part of the economic stimulus package signed into law by President Obama.

                     Cash Flow used by Investing Activities
                     --------------------------------------

Capital Expenditures
--------------------
For the six months ended June 30, 2009 and 2008, our capital expenditures were $110.4 million and $123.7 million, respectively. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $250.0 million to $270.0 million for 2009 related to our currently owned properties.

In connection with the pending acquisition of approximately 4.8 million access lines (as of December 31, 2008) from Verizon, the Company has commenced activities to obtain the necessary regulatory approvals, plan and implement systems conversions and other initiatives necessary to effectuate the closing, which is expected to occur during the second quarter of 2010, and enable the Company to implement its "go to market" strategy at closing. As a result, the Company expects to incur operating expenses and capital expenditures of approximately $35.0 million and $25.0 million, respectively, in 2009 related to the pending transaction. The Company incurred $10.8 million of acquisition related costs in the second quarter of 2009.

            Cash Flow used by and provided from Financing Activities
            --------------------------------------------------------

Debt Reduction
--------------
During the first six months of 2009, we retired an aggregate principal amount of $313.6 million of debt, consisting of $313.1 million of senior unsecured debt, as described in more detail below, and $0.5 million of rural utilities service loan contracts.

For the six months ended June 30, 2008, we retired an aggregate principal amount of $130.4 million of debt, consisting of $128.7 million principal amount of our 9.25% Senior Notes due 2011, $1.6 million of other senior unsecured debt and rural utilities service loan contracts, and $0.1 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) that were converted into our common stock.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Issuance of Debt Securities
---------------------------
On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes. We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts. During the second quarter of 2009, we used $308.0 million of the proceeds to repurchase $311.7 million principal amount of debt, consisting of $255.7 million of our 9.25% Senior Notes due May 15, 2011, $40.0 million of our 7.875% Senior Notes due January 15, 2027 and $16.0 million of our 7.125% Senior Notes due March 15, 2019. As a result of these repurchases, a $3.7 million gain was recognized and included in investment and other income, net in our consolidated statements of operations for the three and six months ended June 30, 2009. We intend to use the remaining net proceeds from the offering to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.18% as of June 30, 2009. The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

Interest Rate Management
------------------------
On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $3.2 million and $3.4 million of deferred gain during the first six months of 2009 and 2008, respectively, and anticipate recognizing $1.4 million during the remainder of 2009.

Credit Facilities
-----------------
As of June 30, 2009, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of June 30, 2009. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. Although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.

Covenants
---------
The terms and conditions contained in our indentures and credit facility agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the Delaware General Corporation Law. However, we would be restricted under our credit facilities from declaring dividends if an event of default has occurred and is continuing at the time or will result from the dividend declaration. We are also restricted from increasing the amount of our dividend by the terms of our merger agreement with Verizon.

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

As of June 30, 2009, we were in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the six months ended June 30, 2009 and 2008, we received approximately $0.7 million and $1.0 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008. For the six months ended June 30, 2008, we had repurchased approximately 10,383,000 shares of our common stock at an aggregate cost of approximately $112.7 million. The $200.0 million share repurchase program was completed on October 3, 2008 through the repurchase of 17,778,000 shares of our common stock during the full year of 2008.

Dividends
---------
We intend to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deems relevant. In connection with the acquisition of access lines from Verizon, we announced that after the closing of the acquisition we intend to reduce our annual cash dividend from $1.00 per share to $0.75 per share, subject to applicable law and agreements governing the combined company's indebtedness and within the discretion of our Board of Directors, as discussed above.

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

Other than as set forth below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Intangibles - Goodwill
We reorganized our management and operating structure during the first quarter of 2009 incorporating our Rochester market with our existing New York State properties and the rest of the East Region. Our new structure is consistent with how our Chief Operating Decision Makers (CEO, CFO, COO) now reviews our results on a daily, weekly and monthly basis. As a result of the change, our operating segments (reporting units) have decreased from 4 (at December 31, 2008) to 3 (at June 30, 2009). After making the change in our operating segments, we reviewed our goodwill impairment test by comparing the EBITDA multiples for each reporting unit to their carrying values noting that no impairment indicator was present. We also compared the Company's market capitalization to the Company's shareholders equity. Market capitalization at June 30, 2009 of $2.2 billion ($7.14/share x 312,363,000 shares) exceeded shareholders equity of Frontier of $438.0 million by $1.8 billion. Further, we determined that no impairment was indicated at December 31, 2008 or June 30, 2009 for either the East or Rochester reporting units and combining them would not alter the conclusion at either date. No potential impairment was indicated and no further analysis was deemed necessary.

New Accounting Pronouncements
-----------------------------

The following new accounting standards were adopted by the Company during the first six months of 2009 without any material financial statement impact. All of these standards are more fully described in Note 2 to the consolidated financial statements.

     *    Fair Value Measurements (SFAS No. 157, ASC Topic 820), as amended

     *    Business Combinations (SFAS No. 141R, ASC Topic 805), as amended

     * Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160, ASC Topic 810)

     *    Determining   Whether   Instruments  Granted  in  Share-Based  Payment
          Transactions are Participating Securities (FSP EITF No. 03-6-1, ASC Topic 260)

     *    Subsequent Events (SFAS No. 165, ASC Topic 855)

The following new accounting standards will be adopted by the Company in the second half of 2009, but we do not expect their adoption to have a material impact on our financial position, results of operations or cash flows.

     * Employers' Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1, ASC Topic 715)

     * The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168, ASC Topic 105)

(b)  Results of Operations
     ----------------------
                                     REVENUE

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

Revenue for the three months ended June 30, 2009 decreased $30.4 million, or 5%, as compared with the prior year period. Revenue for the six months ended June 30, 2009 decreased $61.7 million, or 5%, as compared with the prior year period. This decline during the first half of 2009 is a result of lower local services revenue, switched access revenue, long distance services revenue and subsidy revenue, partially offset by a $19.3 million, or 6%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by some customers disconnecting second lines when they add High-Speed Internet or cable modem service. We lost approximately 65,200 access lines (net), including 5,900 second lines, during the six months ended June 30, 2009, but added approximately 33,900 High-Speed Internet subscribers during this same period. We expect to continue to lose access lines but to increase High-Speed Internet subscribers and wireless internet customers during the remainder of 2009 (although not enough to offset access line losses).

While the number of access lines are an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business. Management believes that understanding different components of revenue is most important. For this reason, presented on page 28 is a breakdown that categorizes revenue into customer revenue and regulatory revenue (switched access and subsidy revenue). Despite the decline in access lines, our customer revenue, which is all revenue except switched access and subsidy revenue, has declined in the second quarter and first six months of 2009 by less than 3 percent as compared to the prior year periods. The average monthly customer revenue per access line has improved and resulted in an increased wallet share, primarily from residential customers. A substantial further loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2009.

The financial tables below include a comparative analysis of our results of operations on a historical basis for the three and six months ended June 30, 2009 and 2008.

                                     REVENUE


                                   For the three months ended June 30,                     For the six months ended June 30,
                            -------------------------------------------------   ----------------------------------------------------
($ in thousands)
----------------                2009         2008      $ Change      % Change        2009           2008      $ Change    % Change
                            ------------  -----------  ------------ ---------   ------------  -------------  ----------- -----------
Local services                $ 198,296    $ 214,703     $ (16,407)     -8%      $  399,192     $  431,861   $  (32,669)        -8%
Data and internet services      160,551      151,655         8,896       6%         316,944        297,637       19,307          6%
Access services                  87,427      101,003       (13,576)    -13%         177,492        208,821      (31,329)       -15%
Long distance services           40,560       46,912        (6,352)    -14%          81,972         93,365      (11,393)       -12%
Directory services               27,211       29,070        (1,859)     -6%          54,916         57,698       (2,782)        -5%
Other                            18,097       19,207        (1,110)     -6%          39,582         42,373       (2,791)        -7%
                            ------------  -----------  ------------              ------------ -------------- ------------
                              $ 532,142    $ 562,550     $ (30,408)     -5%      $1,070,098     $1,131,755    $ (61,657)        -5%
                            ============  ===========  ============              ============ ============== ============

Local Services
Local services revenue for the three months ended June 30, 2009 decreased $16.4 million, or 8%, to $198.3 million, as compared with the three months ended June 30, 2008. The loss of access lines accounted for $12.2 million of the decline in local services revenue.

Local services revenue for the six months ended June 30, 2009 decreased $32.7 million, or 8%, to $399.2 million, as compared with the six months ended June 30, 2008, primarily due to the continued loss of access lines which accounted for $23.8 million of the decline and a reduction in all other related services of $8.9 million. Enhanced services revenue in the first six months of 2009 decreased $7.0 million, as compared with the first six months of 2008, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages with features included in the bundle instead of purchasing individual features.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles, and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended June 30, 2009 increased $8.9 million, or 6%, to $160.6 million, as compared with the three months ended June 30, 2008, primarily due to growth in data and High-Speed Internet services.

Data and internet services revenue for the six months ended June 30, 2009 increased $19.3 million, or 6%, to $316.9 million, as compared with the six months ended June 30, 2008, primarily due to the overall growth in the number of data and High-Speed Internet customers. As of June 30, 2009, the number of the Company's High-Speed Internet subscribers had increased by approximately 54,500, or 10%, since June 30, 2008. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits. Revenue from these dedicated high-capacity circuits increased $6.1 million in 2009, as compared with 2008, primarily due to growth in the number of those circuits.

In February 2009, President Obama signed into law an economic stimulus package that includes $7.2 billion in funding, through grants and loans, for new broadband investment and adoption in unserved and underserved communities. The federal agencies responsible for administering the programs released rules and evaluation criteria for the first round of funding on July 9, 2009. The Company is evaluating projects that we would apply for by the August 14th deadline. These funds, if received, would be used by us to expand broadband availability to customers in our markets to whom it is not currently available due to the high cost of providing the service to those areas.

Access Services
Access services revenue for the three months ended June 30, 2009 decreased $13.6 million, or 13%, to $87.4 million, as compared with the three months ended June 30, 2008. Switched access revenue in 2009 of $63.1 million decreased $9.6 million, or 13%, as compared with 2008, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Access services revenue includes subsidy payments we receive from federal and state agencies. Subsidy revenue of $24.3 million decreased $4.0 million, or 14%, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's National Average Cost per Local Loop (NACPL) used by the FCC to allocate funds among all recipients.

Access services revenue for the six months ended June 30, 2009 decreased $31.3 million, or 15%, to $177.5 million, as compared with the six months ended June 30, 2008. Switched access revenue in 2009 of $125.8 million decreased $24.9 million, or 17%, as compared with 2008, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Reserves established for disputed access charges also impacted access revenues in 2009 compared to 2008. Subsidy revenue in 2009 of $51.7 million decreased $6.4 million, or 11%, as compared with 2008, primarily due to lower receipts under the Federal High Cost Fund program resulting from our reduced cost structure and an increase in the program's NACPL.

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

Long Distance Services
Long  distance  services  revenue  for the  three  months  ended  June 30,  2009 decreased $6.4 million, or 14%, to $40.6 million, as compared with the three months ended June 30, 2008.

Long distance services revenue for the six months ended June 30, 2009 decreased $11.4 million, or 12%, to $82.0 million, as compared with the six months ended June 30, 2008. Our long distance services revenue is trending downward due to a reduction in the overall average revenue per minute of use. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. While these package offerings have grown our long distance customer base, those customers who still pay on a per minute of use basis have significantly reduced their calling volumes, resulting in a decrease in our overall average revenue per minute of use.

Our long distance minutes of use decreased by 5% during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. Average revenue per minute of use has also declined. Our long distance services revenue may decrease in the future due to further declines in rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenue in the future.

Directory Services
Directory services revenue for the three months ended June 30, 2009 decreased $1.9 million, or 6%, to $27.2 million, as compared with the three months ended June 30, 2008. Directory services revenue for the six months ended June 30, 2009 decreased $2.8 million, or 5%, to $54.9 million, as compared with the six months ended June 30, 2008, primarily due to lower revenues from yellow pages advertising.

Other
Other revenue for the three months ended June 30, 2009 decreased $1.1 million, or 6%, to $18.1 million, as compared with the three months ended June 30, 2008, primarily due to DISH video promotional discounts that are charged against revenue. Reduced service activation fee revenue also contributed to the decline.

Other revenue for the six months ended June 30, 2009 decreased $2.8 million, or 7%, to $39.6 million, as compared with the six months ended June 30, 2008, primarily due to a decrease in service activation fee revenue, lower collocation and rental revenue and decreased "bill and collect" fee revenue, partially offset by higher wireless revenues and lower bad debt expenses.


             OTHER FINANCIAL AND OPERATING DATA

                                   As of                 As of               %
                               June 30, 2009         June 30, 2008         Change
                              ------------------   -------------------  --------------
Access lines:
   Residential                        1,405,258             1,516,402         -7%
   Business                             783,869               824,310         -5%
                              ------------------   -------------------
Total access lines                    2,189,127             2,340,712         -6%
                              ------------------   -------------------

High-Speed Internet
   subscribers                          613,810               559,345         10%
Video subscribers                       157,353               107,596         46%

                                        For the three months ended June 30,               For the six months ended June 30,
                              --------------------------------------------------  --------------------------------------------------

                                  2009          2008         $ Change   % Change     2009           2008        $ Change    % Change
                              --------------  -----------  ------------ --------  -------------  ------------  -----------  --------
Revenue:
   Residential                    $ 227,580    $ 239,633     $ (12,053)     -5%    $   458,046    $  480,995    $ (22,949)    -5%
   Business                         217,135      221,914        (4,779)     -2%        434,560       441,939       (7,379)    -2%
                              --------------  -----------  ------------           -------------  ------------  -----------
Total customer revenue              444,715      461,547       (16,832)     -4%        892,606       922,934      (30,328)    -3%
                              --------------  -----------  ------------           -------------  ------------  -----------

   Regulatory (Access
     Services)                       87,427      101,003       (13,576)    -13%        177,492       208,821      (31,329)   -15%
                              --------------  -----------  ------------           -------------  ------------  -----------
Total revenue                     $ 532,142    $ 562,550     $ (30,408)     -5%    $ 1,070,098    $1,131,755    $ (61,657)    -5%
                              --------------  -----------  ------------           -------------  ------------  -----------

Switched access minutes of
   use (in millions)                  2,213        2,538                   -13%          4,589         5,141                 -11%
Average monthly total revenue
   per access line                $   80.52    $   79.34                     2%    $     80.33    $    79.08                   2%
Average monthly customer
   revenue per access line        $   67.29    $   65.10                     3%    $     67.01    $    64.49                   4%


                               OPERATING EXPENSES

                             NETWORK ACCESS EXPENSES



                              For the three months ended June 30,                    For the six months ended June 30,
                      ---------------------------------------------------   -------------------------------------------------------
  ($ in thousands)
  ----------------       2009         2008       $ Change      % Change        2009          2008          $ Change    % Change
                      -----------  -----------  ------------- -----------   ------------ -------------  ------------- -------------
  Network access       $ 59,203     $ 53,998     $ 5,205          10%        $ 119,887     $ 114,547        $ 5,340       5%


Network access expenses for the three months ended June 30, 2009 increased $5.2 million, or 10%, to $59.2 million, as compared with the three months ended June 30, 2008 primarily due to higher long distance carriage costs and costs for new personal computers, as described in more detail below.

Network access expenses for the six months ended June 30, 2009 increased $5.3 million, or 5%, to $119.9 million, as compared with the six months ended June 30, 2008. In the first half of 2009, we expensed $9.9 million for the cost of new personal computers provided to customers in connection with our "Rolling Thunder" promotion which resulted in additional DISH video and High-Speed Internet subscribers. The first half of 2008 included costs of $3.0 million associated with High-Speed Internet promotions that subsidized the cost of a flat screen television provided to customers.

As we continue to increase our sales of data products such as High-Speed Internet and expand the availability of our unlimited long distance calling plans, our network access expense may increase in the future. A decline in expenses associated with access line losses, has offset some of the increase.


                            OTHER OPERATING EXPENSES


                                      For the three months ended June 30,                 For the six months ended June 30,
                               -------------------------------------------------   -------------------------------------------------
($ in thousands)
----------------                 2009         2008      $ Change      % Change      2009           2008       $ Change     % Change
                               ----------  -----------  ------------  ----------   -----------  -----------  -----------  ----------
Wage and benefit expenses       $ 86,206     $ 95,847      $ (9,641)       -10%     $ 179,073    $ 196,523    $ (17,450)       -9%
Pension costs                      8,208         (530)        8,738          NM        16,454       (1,060)      17,514         NM
Severance and early
  retirement costs                    11          480          (469)       -98%         2,567        3,371         (804)      -24%
Stock based compensation           2,439        3,145          (706)       -22%         4,561        6,164       (1,603)      -26%
All other operating expenses      95,890      103,391        (7,501)        -7%       190,303      200,599      (10,296)       -5%
                               ----------  -----------  ------------               -----------  -----------  -----------
                                $192,754     $202,333      $ (9,579)        -5%     $ 392,958    $ 405,597    $ (12,639)       -3%
                               ==========  ===========  ============               ===========  ===========  ===========

Wage and benefit expenses
Wage and benefit expenses for the three months ended June 30, 2009 decreased $9.6 million, or 10%, to $86.2 million, as compared to the three months ended June 30, 2008. Wage and benefit expenses for the six months ended June 30, 2009 decreased $17.5 million, or 9%, to $179.1 million, as compared to the six months ended June 30, 2008, primarily due to headcount reductions and associated decreases in compensation and benefit expenses.

Pension costs
The decline in the value of our pension plan assets during 2008 has resulted in an increase in our pension expense in 2009. Pension costs for the three months ended June 30, 2009 and 2008 were approximately $8.2 million and $(0.5) million, respectively. The second quarter of 2009 pension costs represent an increase of $8.7 million over the prior year period. Pension costs include pension expense of $10.2 million and $(0.7) million, less amounts capitalized into the cost of capital expenditures of $2.0 million and $(0.2) million for the three months ended June 30, 2009 and 2008, respectively.

Pension costs for the six months ended June 30, 2009 and 2008 were approximately $16.5 million and $(1.1) million, respectively. The first six months of 2009 pension costs represent an increase of $17.5 million over the prior year period. Pension costs include pension expense of $20.4 million and $(1.3) million, less amounts capitalized into the cost of capital expenditures of $3.9 million and $(0.2) million for the six months ended June 30, 2009 and 2008, respectively.

The Company's pension plan assets have declined from $589.8 million at December 31, 2008 to $578.1 million at June 30, 2009, a decrease of $11.7 million, or 2%. This decrease is a result of ongoing benefit payments of $26.6 million, partially offset by positive investment returns of $14.9 million during the first six months of 2009.

Based on current assumptions and plan asset values, we estimate that our 2009 pension and other postretirement benefit expenses (which were $11.2 million in 2008) will be approximately $50.0 million to $55.0 million. No contributions are expected to be made by us to our pension plan until 2011, although pension asset volatility could require us to make a contribution in 2010, at the earliest.

Severance and early retirement costs
Severance and early retirement costs for the three months ended June 30, 2009 decreased $0.5 million as compared with the prior year period.

Severance and early retirement costs for the six months ended June 30, 2009 decreased $0.8 million to $2.6 million as compared with the prior year period, primarily due to charges recorded in the first half of 2008 related to employee early retirements and terminations.

Stock based compensation
Stock based compensation for the three months ended June 30, 2009 decreased $0.7 million, or 22%, to $2.4 million as compared with the prior year period, primarily due to costs recorded in 2008 for a long-term incentive program that is no longer in effect.

Stock based compensation for the six months ended June 30, 2009 decreased $1.6 million, or 26%, to $4.6 million as compared with the prior year period, due to costs recorded in 2008 for a long-term incentive program that is no longer in effect and reduced costs associated with stock units, partially offset by increased costs for unvested restricted stock awards.

All other operating expenses
All other operating expenses for the three months ended June 30, 2009 decreased $7.5 million, or 7%, to $95.9 million, as compared with the three months ended June 30, 2008. All other operating expenses for the six months ended June 30, 2009 decreased $10.3 million, or 5%, to $190.3 million, as compared to the six months ended June 30, 2008, due to reduced costs for consulting fees and other outside services, partially offset by higher marketing expenses.

                     DEPRECIATION AND AMORTIZATION EXPENSE



                               For the three months ended June 30,                    For the six months ended June 30,
                       --------------------------------------------------   --------------------------------------------------------
($ in thousands)
----------------         2009         2008       $ Change      % Change         2009             2008          $ Change    % Change
                       ----------  -----------  ------------- -----------   -------------  ---------------  ------------- ----------
Depreciation  expense   $ 91,430     $ 98,367      $  (6,937)    -7%         $ 184,318        $ 193,512      $  (9,194)        -5%
Amortization expense      41,388       45,883         (4,495)   -10%            86,058           91,818         (5,760)        -6%
                       ----------  -----------  -------------               -------------  ---------------  -------------
                        $132,818     $144,250      $ (11,432)    -8%         $ 270,376        $ 285,330      $ (14,954)        -5%
                       ==========  ===========  =============               =============  ===============  =============


Depreciation and amortization expense for the three months ended June 30, 2009 decreased $11.4 million, or 8%, to $132.8 million, as compared to the three months ended June 30, 2008. Depreciation and amortization expense for the six months ended June 30, 2009 decreased $15.0 million, or 5%, to $270.4 million, as compared to the six months ended June 30, 2008, primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We adopted the remaining useful lives proposed in the last study effective October 1, 2008. Our "composite depreciation rate" increased from 5.5% to 5.6% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million and amortization expense of approximately $115.0 million for 2009. Amortization expense for the six months ended June 30, 2009 is comprised of $57.9 million for amortization associated with our legacy properties, which were fully amortized in June 2009, and $28.2 million for intangible assets (customer base and trade name) that were acquired in the Commonwealth and Global Valley acquisitions.

                            ACQUISITION RELATED COSTS

                               For the three months ended June 30,                    For the six months ended June 30,
                      --------------------------------------------------   -----------------------------------------------------
($ in thousands)
----------------          2009       2008        $ Change     % Change         2009         2008         $ Change     % Change
                      -----------  ---------  -----------   ------------   ------------  -----------  ------------- -------------

Acquisition related
   costs               $ 10,751      $   -      $ 10,751       100%         $ 10,751        $   -        $ 10,751        100%


Acquisition  related  costs  primarily  represent  fees paid to our advisers for services  rendered in connection  with our proposed  acquisition of access lines from  Verizon.  We  expect to incur  acquisition  costs of  approximately  $35.0 million in 2009 related to the pending transaction.


    INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE


                                   For the three months ended June 30,                 For the six months ended June 30,
                            -------------------------------------------------   -------------------------------------------------
($ in thousands)
----------------               2009         2008      $ Change     % Change       2009         2008      $ Change    % Change
                            -----------  -----------  ------------ ----------   -----------  ----------- ---------- -------------
Investment and
  other income, net           $  4,618     $  6,841      $ (2,223)      -32%     $  12,865    $   5,934    $   6,931       117%
Interest expense              $ 98,670     $ 90,710      $  7,960         9%     $ 187,419    $ 181,570    $   5,849         3%
Income tax expense            $ 14,254     $ 21,874      $ (7,620)      -35%     $  36,307    $  48,502    $ (12,195)      -25%
Income attributable
   to the noncontrolling
   interest in a
   partnership                $    392     $    448      $    (56)      -13%     $   1,044    $     776    $    268        35%


Investment and other income, net
Investment and other income, net for the three months ended June 30, 2009 decreased $2.2 million, or 32%, to $4.6 million, as compared with the three months ended June 30, 2008, primarily due to a decline of $2.9 million in income recognized on the termination of construction advances, reduced equity earnings of $2.5 million and $0.5 million in lower income from short-term investments of cash, partially offset by an increase of $3.6 million in gain on debt repurchases.

Investment and other income, net for the six months ended June 30, 2009 improved $6.9 million, or 117%, as compared with the six months ended June 30, 2008, primarily due to the loss on retirement of debt of $6.3 million recognized during the first quarter of 2008, combined with litigation settlement proceeds of $2.2 million and gain on debt repurchases of $3.7 million in 2009. These improvements were partially offset by reduced equity earnings of $2.3 million and a decrease of $2.3 million in income from short-term investments of cash and cash equivalents due to lower interest rates in 2009.

Our average cash balance was $265.1 million and $211.0 million for the six months ended June 30, 2009 and 2008, respectively.

Interest expense
Interest expense for the three months ended June 30, 2009 increased $8.0 million, or 9%, to $98.7 million, as compared with the three months ended June 30, 2008, primarily due to higher average debt levels and interest rates in 2009. Our average debt outstanding was $4,875.2 million and $4,757.9 million for the three months ended June 30, 2009 and 2008, respectively. Our debt levels have risen due to our $600 million debt offering on April 9, 2009. We intend to use the net proceeds from the offering to reduce, repurchase, or refinance our indebtedness or for general corporate purposes. We used $308.0 million of the proceeds to retire $311.7 million principal amount of debt including $255.7 million of debt maturing in 2011. Excess proceeds from this offering are invested in cash equivalents.

Interest expense for the six months ended June 30, 2009 increased $5.8 million, or 3%, to $187.4 million, as compared with the six months ended June 30, 2008, primarily due to higher average debt levels and interest rates in 2009, as discussed above. Our average debt outstanding was $4,827.6 million and $4,758.8 million for the six months ended June 30, 2009 and 2008, respectively. Our composite average borrowing rate as of June 30, 2009 as compared with the prior year was 24 basis points higher, increasing from 7.63% to 7.87%.

Income tax expense
Income tax expense for the three and six months ended June 30, 2009 decreased $7.6 million, or 35%, to $14.3 million, and $12.2 million, or 25% to $36.3 million, respectively, as compared with the three and six months ended June 30, 2008, primarily due to lower taxable income. The second quarter of 2008 includes a reduction in income tax expense of $7.5 million that resulted from the expiration of certain statute of limitations on April 15, 2008. The effective tax rate for the first six months of 2009 and 2008 was 35.7% and 32.2%, respectively. Our cash taxes paid for the six months ended June 30, 2009 were $40.5 million, a decrease of $9.1 million from the first six months of 2008. We expect to pay approximately $90.0 million to $100.0 million for the full year of 2009. Our 2009 cash tax estimate reflects the anticipated favorable impact of bonus depreciation that is part of the economic stimulus package signed into law by President Obama.

There were no material changes to the liabilities on our books as of December 31, 2008 related to uncertain tax positions recorded under FASB Interpretation No. (FIN) 48 (ASC Topic 740) for the six months ended June 30, 2009.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of June 30, 2009 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $279.6 million of our borrowings at June 30, 2009 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2009, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

Sensitivity analysis of interest rate exposure
At June 30, 2009, the fair value of our long-term debt was estimated to be approximately $4.3 billion, based on our overall weighted average borrowing rate of 7.87% and our overall weighted average maturity of approximately 11 years. There has been no material change in the weighted average maturity applicable to our obligations since December 31, 2008.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of June 30, 2009 is limited to our pension assets. We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system. These and other economic events have had an adverse impact on investment portfolios.

The decline in the value of our pension plan assets during 2008 has resulted in an increase in our pension expense in 2009. The Company's pension plan assets have declined from $589.8 million at December 31, 2008 to $578.1 million at June 30, 2009, a decrease of $11.7 million, or 2%. This decrease is a result of ongoing benefit payments of $26.6 million, partially offset by positive investment returns of $14.9 million during the first six months of 2009. No contributions are expected to be made by us to our pension plan until 2011, although pension asset volatility could require us to make a contribution in 2010, at the earliest.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2009, that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2009. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors
           ------------

Other than as set forth below, there have been no other material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Relating to the Acquisition of Access Lines from Verizon

Our efforts to combine our business and the acquired business may not be successful.

The acquisition of access lines from Verizon is the largest and most significant acquisition we have undertaken. Our management will be required to devote a significant amount of time and attention to the process of integrating our operations and the operations of the acquired business. This may decrease the time our management will have to serve existing customers, attract new customers and develop new services. We expect that the acquired business will be operating on an independent basis, separate from Verizon's other businesses and operations, immediately before the closing of the transaction (other than the portion operated in West Virginia, which is expected to be ready for integration into our business at the closing of the transaction) and will not require significant post-closing integration for us to continue the operations of the acquired business immediately after the transaction. However, the size and complexity of the acquired business and the process of using our existing common support functions and systems to manage the acquired business after the transaction, if not managed successfully by our management, may result in interruptions of business activities that could have a material adverse effect on our business, financial condition and/or results of operations. In addition, our management will be required to devote significant time and attention before completion of the transaction to the process of migrating the systems and processes supporting the operations of the acquired business in West Virginia from systems owned and operated by Verizon to those owned and operated by us. The size, complexity and timing of this migration, if not managed successfully by our management, may result in interruptions of business activities.

We may not realize the growth opportunities and cost synergies that are anticipated from the transaction.

The success of the transaction will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of our business and operations and the acquired business's business and operations. Even if we are able to integrate our business and operations and the acquired business's business and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration within the anticipated time frame or at all.

After the close of the transaction, sales of our common stock may negatively affect its market price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the completion of the transaction or the perception that these sales could occur. To the extent permitted under the transaction agreements, any effort by us to obtain additional capital by selling equity securities in the future will be made more difficult by such sales, or the possibility that such sales may occur.

Depending on the trading prices of our common stock prior to the closing of the transaction and before accounting for (1) the elimination of fractional shares and (2) any additional shares that may be issued as a result of amounts paid, payable or forgone by Verizon pursuant to orders or settlements that are issued or entered into in order to obtain governmental approvals in the territories in which the acquired business operates that are required to complete the transaction (with the number of additional shares that may be issued under clause (2) above being restricted by certain regulatory and other covenants and conditions to the transaction as agreed to by the parties), Verizon stockholders will collectively own between approximately 66% and 71% of our outstanding equity immediately following the closing of the transaction.

If the assets contributed by Verizon to the acquired business are insufficient to operate the acquired business, it could adversely affect our business, financial condition and results of operations following the closing of the transaction.

Pursuant to the transaction agreements, Verizon will contribute to the acquired business defined assets and liabilities of its local exchange business and related landline activities in the territories in which the acquired business operates, including Internet access and long distance services and broadband video provided to designated customers by Verizon in those territories. The transaction agreements provide that all the contributions will be made so that the acquired business (other than the portion conducted in West Virginia) is segregated from Verizon's other businesses at least 60 days prior to the closing of the transaction. However, the contributed assets may not be sufficient to operate all aspects of the acquired business and we may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business, which could adversely affect our business, financial condition and results of operations following the closing of the transaction.

Pursuant to the transaction agreements, we have certain rights to cause Verizon to transfer to us any assets required to be contributed by Verizon that were not contributed as required. If Verizon was unable or unwilling to transfer those assets to us, or if we were to disagree with Verizon about whether those assets were required to be contributed to the acquired business, we might not be able to obtain those assets or similar assets from others without significant costs or at all.

Our business, financial condition and results of operations may be adversely affected following the transaction if we are not able to obtain consents to assign certain Verizon contracts to the acquired business.

Certain wholesale, large business, Internet service provider and other customer contracts that are required to be assigned to the acquired business by Verizon require the consent of the customer party to the contract to effect this assignment. Verizon and Frontier may be unable to obtain these consents on terms favorable to us or at all, which could have a material adverse impact on our business, financial condition and results of operations following the transaction.

The pendency of the transaction could adversely affect the business and operations of our Company and of the acquired business.

In connection with the pending transaction, some of our customers and some customers of the acquired business may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect our revenues, earnings and cash flows, and the revenues, earnings and cash flows of the acquired business, regardless of whether the transaction is completed. Similarly, our current and prospective employees and the current and prospective employees of the acquired business may experience uncertainty about their future roles with our company following the transaction, which may materially adversely affect our ability and the ability of the acquired business to attract and retain key personnel during the pendency of the transaction.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended June 30, 2009.

                ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------

                                                Total
                                              Number of        Average
                                               Shares        Price Paid
Period                                        Purchased       per Share
--------------------------------------------------------------------------

April 1, 2009 to April 30, 2009
Employee Transactions (1)                         4,494        $ 7.21

May 1, 2009 to May 31, 2009
Employee Transactions (1)                             -        $    -

June 1, 2009 to June 30, 2009
Employee Transactions (1)                           236        $ 7.10


Totals April 1, 2009 to June 30, 2009
Employee Transactions (1)                         4,730        $ 7.21



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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The registrant held its 2009 Annual Meeting of the Stockholders on May 14, 2009 (the "Meeting").

          (b) Election of directors. At the Meeting, all nominees were elected pursuant to the following votes:

                                                      Number of Votes
                                                      ---------------
                      Director                     FOR              WITHHELD
                      --------                     ---              --------
              Kathleen Q. Abernathy            267,539,970         12,198,975
              Leroy T. Barnes, Jr.             272,733,585          7,005,360
              Peter C.B. Bynoe                 267,601,147         12,137,798
              Michael T. Dugan                 272,885,475          6,853,470
              Jeri B. Finard                   267,577,310         12,161,635
              Lawton W. Fitt                   265,301,054         14,437,891
              William M. Kraus                 272,014,989          7,723,956
              Howard L. Schrott                272,876,750          6,862,195
              Larraine D. Segil                272,593,081          7,145,864
              David H. Ward                    271,868,391          7,870,554
              Myron A. Wick III                266,988,957         12,749,988
              Mary Agnes Wilderotter           269,109,450         10,629,495

          (c)  Other matters submitted to stockholders at the Meeting:

               (1) Adoption of the 2009 Equity Incentive Plan. The matter passed with the following vote:

                             Number of votes FOR          168,394,349
                             Number of votes AGAINST       24,592,185
                             Number of votes ABSTAINING     2,531,211
                             Number of BROKER NON-VOTES    84,221,200

               (2) Stockholder proposal related to executive compensation. The matter was not approved with the following vote:

                             Number of votes FOR           94,945,414
                             Number of votes AGAINST       96,407,257
                             Number of votes ABSTAINING     4,165,074
                             Number of BROKER NON-VOTES    84,221,200

               (3) Ratification of appointment of KPMG LLP as the Company's independent registered public accounting firm for 2009. The matter passed with the following vote:

                             Number of votes FOR          270,331,054
                             Number of votes AGAINST        7,786,247
                             Number of votes ABSTAINING     1,621,644

Item 5.   Other Information
          -----------------

As disclosed in our Proxy Statement for the 2009 Annual Meeting, proposals that stockholders wish to include in our Proxy Statement and form of proxy for our
2010 annual Stockholders meeting must be received by the Secretary of the Company no later than December 7, 2009. For a stockholder proposal that is not intended to be included in our Proxy Statement for our 2010 Annual Meeting, the proposal must be received by the Secretary of the Company not earlier than January 14, 2010 nor later than February 13, 2010 in order to be properly presented at the 2010 Annual Meeting. Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 13, 2010, then our proxies would be able to use their discretionary voting authority if a stockholder's proposal is raised at the meeting.

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






Date:  August 4, 2009