Form 10-Q
period 2009-09-30
FRONTIER COMMUNICATIONS CORP
filed 2009-11-04
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2009
                                               ------------------

                                       or
                                       --

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

                                  Yes      No
                                      ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [X]  Accelerated filer [ ]  Non-accelerated filer [ ]   Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes      No  X
                                      ---     ---

The number of shares outstanding of the registrant's Common Stock as of October 23, 2009 was 312,327,757.


              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      Index


                                                                                                     Page No.
                                                                                                     --------
   Part I.  Financial Information (Unaudited)

    Item 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008                         2

       Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008       3

       Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008        4

       Consolidated Statements of Equity for the nine months ended September 30,
       2008, the three months ended December 31, 2008 and the nine months ended
       September 30, 2009                                                                                 5

       Consolidated  Statements of Comprehensive  Income for the three and
       nine months ended September 30, 2009 and 2008                                                      5

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008        6

       Notes to Consolidated Financial Statements                                                         7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      20

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 36

     Item 4.  Controls and Procedures                                                                    37

   Part II.  Other Information

     Item 1.  Legal Proceedings                                                                          38

     Item 1A.  Risk Factors                                                                              38

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                38

     Item 6.  Exhibits                                                                                   40

     Signature                                                                                           41


                          PART I. FINANCIAL INFORMATION

   Item 1.    Financial Statements
              --------------------

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                       (Unaudited)
                                                                                    September 30, 2009    December 31, 2008
                                                                                    ------------------    ------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                             $   436,155           $   163,627
    Accounts receivable, less allowances of $28,997 and $40,125, respectively                 209,433               222,247
    Prepaid expenses and other current assets                                                 143,002                82,085
                                                                                    ------------------    ------------------
      Total current assets                                                                    788,590               467,959

Property, plant and equipment, net                                                          3,130,920             3,239,973
Goodwill, net                                                                               2,642,323             2,642,323
Other intangibles, net                                                                        261,579               359,674
Other assets                                                                                  175,002               178,747
                                                                                    ------------------    ------------------
           Total assets                                                                   $ 6,998,414           $ 6,888,676
                                                                                    ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt due within one year                                                    $     7,254           $     3,857
    Accounts payable and other current liabilities                                            351,875               378,918
                                                                                    ------------------    ------------------
      Total current liabilities                                                               359,129               382,775

Deferred income taxes                                                                         734,897               670,489
Other liabilities                                                                             578,092               584,121
Long-term debt                                                                              4,897,535             4,721,685

Equity:
Shareholders' equity of Frontier:
    Common stock, $0.25 par value (600,000,000 authorized shares; 312,327,000 and 311,314,000 outstanding, respectively, and 349,456,000
      issued at September 30, 2009 and December 31, 2008)                                      87,364                87,364
    Additional paid-in capital                                                                953,512             1,117,936
    Retained earnings                                                                          76,444                38,163
    Accumulated other comprehensive loss, net of tax                                         (225,777)             (237,152)
    Treasury stock                                                                           (473,474)             (487,266)
                                                                                    ------------------    ------------------
      Total shareholders' equity of Frontier                                                  418,069               519,045
Noncontrolling interest in a partnership                                                       10,692                10,561
                                                                                    ------------------    ------------------
      Total equity                                                                            428,761               529,606
                                                                                    ------------------    ------------------
           Total liabilities and equity                                                   $ 6,998,414           $ 6,888,676
                                                                                    ==================    ==================

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                                           2009            2008
                                                                                      ---------------  --------------

Revenue                                                                                    $ 526,816       $ 557,871
                                                                                      ---------------  --------------

Operating expenses:
     Network access expenses                                                                  54,549          52,478
     Other operating expenses                                                                192,948         203,496
     Depreciation and amortization                                                           103,123         137,656
     Acquisition and integration costs                                                         3,706               -
                                                                                      ---------------  --------------
Total operating expenses                                                                     354,326         393,630
                                                                                      ---------------  --------------

Operating income                                                                             172,490         164,241

Investment and other income, net                                                               5,855           1,650
Interest expense                                                                              96,578          90,333
                                                                                      ---------------  --------------

     Income before income taxes                                                               81,767          75,558
Income tax expense                                                                            29,021          28,215
                                                                                      ---------------  --------------

Net income                                                                                    52,746          47,343

Less: Income attributable to the noncontrolling interest in a partnership                        587             348
                                                                                      ---------------  --------------
Net income attributable to common shareholders of Frontier                                 $  52,159       $  46,995
                                                                                      ===============  ==============

Basic and diluted income per common share attributable to common
     shareholders of Frontier                                                              $    0.17       $    0.15
                                                                                      ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.


                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                 ($ in thousands, except for per-share amounts)
                                   (Unaudited)

                                                                                          2009            2008
                                                                                      ---------------  --------------

Revenue                                                                                  $ 1,596,914      $1,689,626
                                                                                      ---------------  --------------

Operating expenses:
     Network access expenses                                                                 174,436         167,025
     Other operating expenses                                                                585,906         609,093
     Depreciation and amortization                                                           373,499         422,986
     Acquisition and integration costs                                                        14,457               -
                                                                                      ---------------  --------------
Total operating expenses                                                                   1,148,298       1,199,104
                                                                                      ---------------  --------------

Operating income                                                                             448,616         490,522

Investment and other income, net                                                              18,720           7,584
Interest expense                                                                             283,997         271,903
                                                                                      ---------------  --------------

     Income before income taxes                                                              183,339         226,203
Income tax expense                                                                            65,328          76,717
                                                                                      ---------------  --------------

Net income                                                                                   118,011         149,486

Less: Income attributable to the noncontrolling interest in a partnership                      1,631           1,124
                                                                                      ---------------  --------------
Net income attributable to common shareholders of Frontier                               $   116,380      $  148,362
                                                                                      ===============  ==============

Basic and diluted income per common share attributable to common
     shareholders of Frontier                                                            $      0.37      $     0.46
                                                                                      ===============  ==============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EQUITY
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, THE THREE MONTHS ENDED
         DECEMBER 31, 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009
            ($ and shares in thousands, except for per-share amounts)
                                   (Unaudited)
                                                            Frontier Shareholders
                                 -------------------------------------------------------------------------
                                                                          Accumulated
                                   Common Stock     Additional                Other     Treasury Stock
                                 ------------------  Paid-In    Retained  Comprehensive------------------- Noncontrolling   Total
                                  Shares   Amount    Capital    Earnings      Loss     Shares    Amount      Interest      Equity
                                 -------- --------- ---------- ----------- ---------- -------- ---------- -------------  -----------

Balance January 1, 2008           349,456  $87,364  $1,280,508   $  14,001  $ (77,995) (21,707) $(305,979)     $ 12,447  $1,010,346
   Stock plans                          -        -      (8,231)          -          -    1,100     15,601             -       7,370
   Acquisition of Commonwealth          -        -           1           -          -        2         31             -          32
   Conversion of EPPICS                 -        -         (71)          -          -       49        636             -         565
   Dividends on common stock of
      $0.75 per share                   -        -     (82,104)   (158,498)         -        -          -             -    (240,602)
   Shares repurchased                   -        -           -           -          -  (17,450)  (196,199)            -    (196,199)
   Net income                           -        -           -     148,362          -        -          -         1,124     149,486
   Other comprehensive income,
     net of tax and
     reclassification adjustment        -        -           -           -      2,221        -          -             -       2,221
   Distributions                        -        -           -           -          -        -          -        (3,500)     (3,500)
                                 -------- ---------- ---------- ----------- ---------- -------- ---------- ------------- -----------
Balance September 30, 2008        349,456   87,364   1,190,103       3,865    (75,774) (38,006)  (485,910)       10,071     729,719
   Stock plans                          -        -       6,472           -          -       (4)       (57)            -       6,415
   Acquisition of Commonwealth          -        -           -           -          -        1          7             -           7
   Conversion of EPPICS                 -        -          (3)          -          -        2         28             -          25
   Conversion of Commonwealth
      Notes                             -        -        (801)          -          -      193      2,467             -       1,666
   Dividends on common stock of
      $0.25 per share                   -        -     (77,835)          -          -        -          -             -     (77,835)
   Shares repurchased                   -        -           -           -          -     (328)    (3,801)            -      (3,801)
   Net income                           -        -           -      34,298          -        -          -           490      34,788
   Other comprehensive loss,
     net of tax and
     reclassification adjustment        -        -           -           -   (161,378)       -          -             -    (161,378)
                                 -------- ---------- ---------- ----------- ---------- -------- ---------- ------------- -----------
Balance December 31, 2008         349,456   87,364   1,117,936      38,163   (237,152) (38,142)  (487,266)       10,561     529,606
   Stock plans                          -        -      (8,248)          -          -    1,013     13,792             -       5,544
   Dividends on common stock of
      $0.75 per share                   -        -    (156,176)    (78,099)         -        -          -             -    (234,275)
   Net income                           -        -           -     116,380          -        -          -         1,631     118,011
   Other comprehensive income,
     net of tax and
     reclassification adjustment        -        -           -           -     11,375        -          -             -      11,375
   Distributions                        -        -           -           -          -        -          -        (1,500)     (1,500)
                                 -------- ---------- ---------- ----------- ---------- -------- ---------- ------------- -----------
Balance September 30, 2009        349,456  $87,364   $ 953,512   $  76,444  $(225,777) (37,129) $(473,474)     $ 10,692  $  428,761
                                 ======== ========== ========== =========== ========== ======== ========== ============= ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                ($ in thousands)
                                   (Unaudited)

                                            For the three months ended September 30,  For the nine months ended September 30,
                                            ----------------------------------------  ---------------------------------------
                                                  2009                 2008                 2009                 2008
                                            ------------------   -------------------  ------------------   ------------------

Net income                                           $ 52,746             $ 47,343            $ 118,011            $ 149,486
Other comprehensive income, net
   of tax and reclassification adjustments              3,326                1,387               11,375                2,221
                                            ------------------   -------------------  ------------------   ------------------
Comprehensive income                                   56,072               48,730              129,386              151,707

Less:  Comprehensive income
   attributable to the noncontrolling
   interest in a partnership                              587                  348                1,631                1,124
                                            ------------------   -------------------  ------------------   ------------------

Comprehensive income attributable to
   the common shareholders of Frontier               $ 55,485             $ 48,382            $ 127,755            $ 150,583
                                            ==================   ===================  ==================   ==================

         The accompanying Notes are an integral part of these Consolidated
                             Financial Statements.

                    PART I. FINANCIAL INFORMATION (Continued)

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                ($ in thousands)
                                   (Unaudited)

                                                                                 2009              2008
                                                                            ----------------  ----------------

Cash flows provided by (used in) operating activities:
Net income                                                                        $ 118,011         $ 149,486
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization expense                                        373,499           422,986
       Stock based compensation expense                                               6,974             9,211
       Pension expense                                                               24,802              (421)
       (Gain)/loss on extinguishment of debt                                         (7,755)            6,290
       Other non-cash adjustments                                                     1,293            (8,236)
       Deferred income taxes                                                         11,097           (11,040)
       Change in accounts receivable                                                 17,409             9,299
       Change in accounts payable and other liabilities                             (53,481)          (73,638)
       Change in prepaid expenses and other current assets                           (1,228)           (6,847)
                                                                            ----------------  ----------------
Net cash provided by operating activities                                           490,621           497,090

Cash flows provided from (used by) investing activities:
       Capital expenditures                                                        (164,500)         (204,199)
       Other assets (purchased) distributions received, net                             951            (2,104)
                                                                            ----------------  ----------------
Net cash used by investing activities                                              (163,549)         (206,303)

Cash flows provided from (used by) financing activities:
       Long-term debt borrowings                                                    538,830           135,000
       Long-term debt payments                                                     (355,915)         (131,231)
       Settlement of interest rate swaps                                                  -            15,521
       Financing costs paid                                                          (1,021)             (857)
       Premium paid to retire debt                                                        -            (6,290)
       Issuance of common stock                                                         680             1,382
       Common stock repurchased                                                           -          (196,199)
       Dividends paid                                                              (234,275)         (240,602)
       Repayment of customer advances for construction and
          distributions to noncontrolling interests                                  (2,843)           (2,891)
                                                                            ----------------  ----------------
Net cash used by financing activities                                               (54,544)         (426,167)

Increase (decrease) in cash and cash equivalents                                    272,528          (135,380)
Cash and cash equivalents at January 1,                                             163,627           226,466
                                                                            ----------------  ----------------

Cash and cash equivalents at September 30,                                        $ 436,155         $  91,086
                                                                            ================  ================
Cash paid during the period for:
       Interest                                                                   $ 295,577         $ 302,606
       Income taxes                                                               $  59,953         $  70,174

Non-cash investing and financing activities:
       Change in fair value of interest rate swaps                                $       -         $   7,909
       Conversion of EPPICS                                                       $       -         $     565


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

          The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses of $9.9 million and $9.6 million for the three months ended September 30, 2009 and 2008, respectively, and $26.1 million and $28.0 million for the nine months ended September 30, 2009 and 2008, respectively.

     (c)  Goodwill and Other Intangibles:
          -------------------------------
          Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and
          allocate   purchase  prices  to  assets  and  liabilities,   including
          property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for impairment at the "operating segment" level, as that term is defined in Accounting Standards Codification (ASC) Topic 350 (formerly Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets"). The Company revised its management and operating structure during the first quarter of 2009 and now has three "operating segments." Our "operating segments" are aggregated into one reportable segment.

          ASC Topic 350 requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with ASC Topic 360 (formerly SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets") to determine whether any changes to these lives are required. We periodically reassess the useful lives of our intangible assets to determine whether any changes are required.

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

     Business Combinations
     ---------------------
     In December 2007, the FASB revised SFAS No. 141, "Business Combinations" (ASC Topic 805). The revised statement, SFAS No. 141R (ASC Topic 805), as amended by FSP SFAS No. 141(R)-1 (ASC Topic 805), requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. The effective date of SFAS No. 141R (ASC Topic 805) was for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will account for our pending acquisition of approximately 4.8 million access lines (as of December 31, 2008) from Verizon Communications Inc. (Verizon) using the guidance included in SFAS No. 141R (ASC Topic 805). During the three months and nine months ended September 30, 2009, we incurred approximately $3.7 million and $14.5 million, respectively, of acquisition and integration costs in connection with our pending acquisition from Verizon. In accordance with SFAS No. 141R (ASC Topic 805), such costs are required to be expensed as incurred and are reflected in "Acquisition and integration costs" in our consolidated statements of operations.

     Noncontrolling  Interests in Consolidated  Financial Statements
     ---------------------------------------------------------------
     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (ASC Topic 810). SFAS No. 160 (ASC Topic 810) establishes requirements for ownership interest in subsidiaries held by parties other than the Company (sometimes called "minority interest") be clearly identified, presented and disclosed in the consolidated statement of financial position within shareholder equity, but separate from the parent's equity. All changes in the parent's ownership interest are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 (ASC Topic 810) was effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The adoption of SFAS No. 160 (ASC Topic 810) in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

     Determining Whether Instruments Granted in Share-Based Payment Transactions
     ---------------------------------------------------------------------------
     are Participating Securities
     ----------------------------
     In June 2008, the FASB ratified FSP EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (ASC Topic 260). FSP EITF No. 03-6-1 (ASC Topic 260) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF No. 03-6-1 (ASC Topic 260) was effective, on a retrospective basis, for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Our outstanding non-vested restricted stock is a participating security in accordance with FSP EITF No. 03-6-1 (ASC Topic 260) and we have adjusted our previously reported basic and diluted income per common share. The adoption of FSP EITF No. 03-6-1 (ASC Topic 260) in the first quarter of 2009 did not have a material impact on our basic and diluted income per common share for the three months and nine months ended September 30, 2009 and 2008.

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

     Subsequent Events
     -----------------
     In May 2009, the FASB issued SFAS No. 165,  "Subsequent  Events" (ASC Topic
     855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 (ASC Topic 855) sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 (ASC Topic 855) is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 (ASC Topic
     855) in the second quarter of 2009 had no impact on our financial position, results of operations or cash flows. For our financial statements as of and for the periods ended September 30, 2009, we evaluated subsequent events through November 4, 2009, the date that we filed this Form 10-Q quarterly report for the period ended September 30, 2009 with the Securities and Exchange Commission.

     Accounting Standards Codification
     ---------------------------------
     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals" (ASC Topic 105). SFAS No. 168 (ASC Topic 105) replaces the guidance that previously existed in SFAS No. 162, entitled "The Hierarchy of Generally Accepted Accounting Principals" and designates the FASB Accounting
     Standards Codification as the sole source of authoritative accounting technical literature for nongovernmental entities. All accounting guidance that is not included in the Accounting Standards Codification is now considered to be non-authoritative. SFAS No. 168 (ASC Topic 105) was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 (ASC Topic
     105) in the third quarter of 2009 had no impact on our financial position, results of operations or cash flows.

(3)  Pending Acquisition:
     --------------------
     On May 13, 2009, we entered into a definitive agreement with Verizon under which Frontier will acquire approximately 4.8 million access lines (as of December 31, 2008) from Verizon. The $8.6 billion transaction will be financed with approximately $5.3 billion of common stock plus the assumption of approximately $3.33 billion in debt. The transaction was approved by Frontier's shareholders at a special meeting of shareholders held on October 27, 2009. The Federal Trade Commission has granted our request for early termination of the waiting period under the Hart-Scott-Rodino Act. As of November 4, 2009, we have received approvals from three of the nine state regulatory agencies requiring approvals. Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission
     (FCC) and certain state public service commissions, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction during the second quarter of 2010.


(4)  Accounts Receivable:
     --------------------
     The  components  of accounts  receivable at September 30, 2009 and December
     31, 2008 are as follows:

($ in thousands)                                  September 30, 2009      December 31, 2008
----------------                                 ----------------------  ---------------------

End user                                                     $ 221,875              $ 244,395
Other                                                           16,555                 17,977
Less:  Allowance for doubtful accounts                         (28,997)               (40,125)
                                                 ----------------------  ---------------------
   Accounts receivable                                       $ 209,433              $ 222,247
                                                 ======================  =====================

     We maintain an allowance for estimated bad debts based on our estimate of collectibility of our accounts receivable. Bad debt expense, which is recorded as a reduction of revenue, was $10.5 million and $8.1 million for the three months ended September 30, 2009 and 2008, respectively, and $24.8 million and $23.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(5)  Property, Plant and Equipment:
     ------------------------------
     Property,  plant and  equipment at September 30, 2009 and December 31, 2008 is as follows:

($ in thousands)                             September 30, 2009      December 31, 2008
----------------                            ---------------------   ---------------------

Property, plant and equipment                        $ 7,718,184             $ 7,581,060
Less: Accumulated depreciation                        (4,587,264)             (4,341,087)
                                            ---------------------   ---------------------
     Property, plant and equipment, net              $ 3,130,920             $ 3,239,973
                                            =====================   =====================

     Depreciation  expense is principally  based on the composite  group method.
     Depreciation expense was $89.1 million and $92.8 million for the three months ended September 30, 2009 and 2008, respectively, and $273.4 million and $286.3 million for the nine months ended September 30, 2009 and 2008, respectively. Effective with the completion of an independent study of the estimated useful lives of our plant assets we revised our useful lives beginning October 1, 2009.

(6)  Other Intangibles:
     ------------------
     Other  intangibles  at  September  30,  2009 and  December  31, 2008 are as
     follows:

($ in thousands)                                September 30, 2009      December 31, 2008
----------------                             -----------------------   ---------------------

Customer base                                            $ 1,265,052            $ 1,265,052
Trade name and license                                       134,680                132,664
                                             ------------------------  ---------------------
   Other intangibles                                       1,399,732              1,397,716
Less: Accumulated amortization                            (1,138,153)            (1,038,042)
                                             ------------------------  ---------------------
    Total other intangibles, net                         $   261,579            $   359,674
                                             ========================  =====================

     Amortization expense was $14.1 million and $44.9 million for the three months ended September 30, 2009 and 2008, respectively, and $100.1 million and $136.7 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense for the three months and nine months ended September 30, 2009 is comprised of $0 and $57.9 million, respectively, for amortization associated with our "legacy" properties, which were fully amortized in June 2009, and $14.1 million and $42.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

(7)  Fair Value of Financial Instruments:
     ------------------------------------
     The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at September 30, 2009 and December 31, 2008. For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

     The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)                            September 30, 2009               December 31, 2008
----------------                      ------------------------------   -------------------------------
                                        Carrying                         Carrying
                                         Amount        Fair Value         Amount         Fair Value
                                      --------------  --------------   --------------  ---------------

Long-term debt                           $4,897,535      $4,764,009       $4,721,685      $ 3,651,924

(8)  Long-Term Debt:
     ---------------
     The activity in our long-term debt from December 31, 2008 to September 30, 2009 is as follows:

                                                  Nine months ended September 30, 2009
                                                  ----------------------------------------
                                                                                                             Interest
                                                                                                             Rate* at
                                  December 31,                          New                September 30,   September 30,
($ in thousands)                      2008          Retirements      Borrowings                2009            2009
----------------                 ---------------  ----------------- -----------------     --------------------------------

  Rural Utilities Service
    Loan Contracts                  $    16,607         $     (751)    $       -              $    15,856      6.07%

  Senior Unsecured Debt               4,702,331           (362,919)      600,000                4,939,412      7.87%

  Industrial Development
     Revenue Bonds                       13,550                  -             -                   13,550      6.33%
                                 ---------------  ----------------- -------------         ----------------

TOTAL LONG-TERM DEBT                $ 4,732,488         $ (363,670)    $ 600,000              $ 4,968,818      7.86%
                                 ---------------  ----------------- -------------         ----------------

  Less: Debt Discount                    (6,946)                                                  (64,029)
  Less: Current Portion                  (3,857)                                                   (7,254)
                                 ---------------                                          ----------------
                                    $ 4,721,685                                               $ 4,897,535
                                 ===============                                          ================


     * Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates represent a weighted average of multiple issuances.


     Additional  information regarding our Senior Unsecured Debt as of September
     30, 2009 and December 31, 2008 is as follows:

                                                  September 30, 2009                          December 31, 2008
                                         -------------------------------------      ------------------------------------
                                            Principal           Interest               Principal           Interest
($ in thousands)                           Outstanding            Rate                Outstanding            Rate
                                         -----------------   -----------------      -----------------    ---------------

Senior Notes:
   Due 5/15/2011                              $   640,512        9.250%                  $   921,276        9.250%
   Due 10/24/2011                                 200,000        6.270%                      200,000        6.270%
   Due 12/31/2012                                 145,875    1.625% (Variable)               147,000     2.448% (Variable)
   Due 1/15/2013                                  700,000        6.250%                      700,000        6.250%
   Due 12/31/2013                                 132,975    2.000% (Variable)               133,988     2.250% (Variable)
   Due 5/1/2014                                   600,000        8.250%                            -
   Due 3/15/2015                                  300,000        6.625%                      300,000        6.625%
   Due 3/15/2019                                  434,000        7.125%                      450,000        7.125%
   Due 1/15/2027                                  345,858        7.875%                      400,000        7.875%
   Due 8/15/2031                                  945,325        9.000%                      945,325        9.000%
                                         -----------------                          -----------------

                                                4,444,545                                  4,197,589

Debentures:
   Due 11/1/2025                                  138,000        7.000%                      138,000        7.000%
   Due 8/15/2026                                    1,739        6.800%                       11,614        6.800%
   Due 10/1/2034                                      628        7.680%                          628        7.680%
   Due 7/1/2035                                   125,000        7.450%                      125,000        7.450%
   Due 10/1/2046                                  193,500        7.050%                      193,500        7.050%
                                         -----------------                          -----------------
                                                  458,867                                    468,742

Subsidiary Senior
   Notes due 12/1/2012                             36,000        8.050%                       36,000        8.050%
                                         -----------------                          -----------------

               Total                          $ 4,939,412         7.87%                  $ 4,702,331         7.54%
                                         =================                          =================

     During the first nine months of 2009, we retired an aggregate principal amount of $363.7 million of debt, consisting of $362.9 million of senior unsecured debt and $0.8 million of rural utilities service loan contracts.

     On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes. We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts. During 2009, we used $353.0 million of the proceeds to repurchase $360.8 million principal amount of debt, consisting of $280.8 million of our 9.25% Senior Notes due May 15, 2011, $54.1 million of our 7.875% Senior Notes due January 15, 2027, $16.0 million of our 7.125% Senior Notes due March 15, 2019 and $9.9 million of our 6.80% Debentures due August 15, 2026. As a result of these repurchases, a $7.8 million gain was recognized and included in investment and other income, net in our consolidated statements of operations for the nine months ended September 30, 2009. We intend to use the remaining net proceeds from the offering to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

     As of September 30, 2009, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of September 30, 2009. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

     On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.00% as of September 30, 2009. The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

     As of September 30, 2009, we were in compliance with all of our debt and credit facility financial covenants.

     Our principal payments for the next five years are as follows as of September 30, 2009:

                                              Principal
       ($ in thousands)                       Payments
                                            -------------

        2009 (remaining three months)          $     968
        2010                                   $   7,236
        2011                                   $ 844,379
        2012                                   $ 180,366
        2013                                   $ 829,131
        2014                                   $ 600,517

     As a result of debt retirements in October 2009, our maturity schedule has changed substantially. Please see Note 16 for a description of events subsequent to September 30, 2009.

(9)  Net Income Per Common Share:
     ----------------------------
     The  reconciliation  of the net income per common share calculation for the
     three  months  and  nine  months  ended   September   30,  2009  and  2008,
     respectively, is as follows:

($ in thousands, except per share amounts)                      For the three months ended          For the nine months ended
------------------------------------------                              September 30,                     September 30,
                                                            ----------------------------------   ---------------------------------
                                                                 2009              2008               2009              2008
                                                            ----------------  ----------------   ----------------  ---------------
Net income used for basic and diluted earnings
-----------------------------------------------
   per common share:
   -----------------
Net income attributable to common shareholders of Frontier         $ 52,159          $ 46,995          $ 116,380        $ 148,362

Less:  Dividends allocated to unvested restricted stock
       awards                                                          (556)             (434)            (1,698)          (1,318)
                                                            ----------------  ----------------   ----------------  ---------------
Total basic net income available for common shareholders
   of Frontier                                                       51,603            46,561            114,682          147,044
Effect of conversion of preferred securities - EPPICS                     -                30                  -               92
                                                            ----------------  ----------------   ----------------  ---------------
Total diluted net income available for common shareholders
   of Frontier                                                     $ 51,603          $ 46,591          $ 114,682        $ 147,136
                                                            ================  ================   ================  ===============

Basic earnings per common share:
--------------------------------
Total weighted average shares and unvested restricted stock
   awards outstanding - basic                                       312,351           314,742            312,140          321,514
Less:  Weighted average unvested restricted stock awards             (2,250)           (1,745)            (2,150)          (1,645)
                                                            ----------------  ----------------   ----------------  ---------------
Total weighted average shares outstanding - basic                   310,101           312,997            309,990          319,869
                                                            ================  ================   ================  ===============

Net income per share available for common shareholders
     of Frontier                                                   $   0.17          $   0.15          $    0.37        $    0.46
                                                            ================  ================   ================  ===============

Diluted earnings per common share:
----------------------------------
Total weighted average shares outstanding - basic                   310,101           312,997            309,990          319,869
Effect of dilutive shares                                                 -               411                  -              456
Effect of conversion of preferred securities - EPPICS                     -               312                  -              334
                                                            ----------------  ----------------   ----------------  ---------------
Total weighted average shares outstanding - diluted                 310,101           313,720            309,990          320,659
                                                            ================  ================   ================  ===============

Net income per share available for common shareholders
    of Frontier                                                    $   0.17          $   0.15          $    0.37        $    0.46
                                                            ================  ================   ================  ===============

     Stock Options
     -------------
     For the three months and nine months ended September 30, 2009, options to purchase 3,562,000 shares (at exercise prices ranging from $8.19 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

     For the three months and nine months ended September 30, 2008, options to purchase 1,962,000 and 2,450,000 shares (at exercise prices ranging from $11.79 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted EPS for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

     In addition, for the three months and nine months ended September 30, 2009 and 2008, the impact of dividends paid on unvested restricted stock awards of 2,223,000 and 1,740,000 shares, respectively, have been deducted from net income attributable to common shareholders of Frontier in accordance with FSP EITF No. 03-6-1, (ASC Topic 260) which we adopted in the first quarter of 2009 on a retrospective basis.

     EPPICS
     ------
     As of December 31, 2008, we fully redeemed the 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS) related debt outstanding to third parties. As of September 30, 2008, approximately 99% of the originally issued EPPICS, or about $197.8 million aggregate principal amount of EPPICS, had converted into 15,967,465 shares of our common stock, including shares issued from treasury.

     We had 69,007 shares of potentially dilutive EPPICS at September 30, 2008, which were convertible into our common stock at a 4.3615 to 1 ratio at an exercise price of $11.46 per share. If all remaining EPPICS had been converted, we would have issued approximately 300,974 shares of our common stock as of September 30, 2008. These securities have been included in the diluted income per common share calculation for the three months and nine months ended September 30, 2008.

     Stock Units
     -----------
     At September 30, 2009 and 2008, we had 433,291 and 299,462 stock units, respectively, issued under our Non-Employee Directors' Deferred Fee Equity Plan (Deferred Fee Plan), and the Non-Employee Directors' Equity Incentive Plan (Directors' Equity Plan). These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have had an antidilutive effect.

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

(10) Stock Plans:
     ------------
     At September 30, 2009, we had six stock-based compensation plans under which grants have been made and awards remained outstanding. At September 30, 2009, there were 26,058,182 shares authorized for grant under these plans and 12,084,392 shares available for grant under two of the plans. No further awards may be granted under four of the plans: the Management Equity Incentive Plan, the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan that was adopted on May 14, 2009, the EIPs) or the Deferred Fee Plan.


     The following summary presents information regarding outstanding stock options as of September 30, 2009 and changes during the nine months then ended with regard to options under the EIPs:

                                                                                 Weighted         Weighted
                                                                Shares            Average         Average          Aggregate
                                                               Subject to       Option Price      Remaining        Intrinsic
                                                                 Option          Per Share      Life in Years         Value
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2009                                        3,713,000   $      13.46                2.5      $ 495,000
     Options granted                                                      -   $          -
     Options exercised                                             (105,000)  $       6.45                         $  67,000
     Options canceled, forfeited or lapsed                          (46,000)  $       9.19
----------------------------------------------------------------------------
Balance at September 30, 2009                                     3,562,000   $      13.72                1.8      $    -
============================================================================

Exercisable at September 30, 2009                                 3,556,000   $      13.72                1.8      $    -
============================================================================


     There were no options granted during the first nine months of 2009. Cash received upon the exercise of options during the first nine months of 2009 totaled $0.7 million.

     The total intrinsic value of stock options exercised during the first nine months of 2008 was $0.7 million. The total intrinsic value of stock options outstanding and exercisable at September 30, 2008 was $2.6 million. There were no options granted during the first nine months of 2008. Cash received upon the exercise of options during the first nine months of 2008 totaled
     $1.4 million.

     The following summary presents information regarding unvested restricted stock as of September 30, 2009 and changes during the nine months then ended with regard to restricted stock under the EIPs:

                                                                     Weighted
                                                                      Average
                                                 Number of           Grant Date          Aggregate
                                                   Shares            Fair Value          Fair Value
--------------------------------------------------------------------------------------------------------
Balance at January 1, 2009                            1,702,000    $     12.52           $ 14,876,000
     Restricted stock granted                         1,115,000    $      8.42           $  8,402,000
     Restricted stock vested                           (523,000)   $     12.76           $  3,938,000
     Restricted stock forfeited                         (71,000)   $     11.04
----------------------------------------------------------------
Balance at September 30, 2009                         2,223,000    $     10.46           $ 16,762,000
================================================================

     For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2009 was $17.3 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

     The total fair value of shares granted and vested during the nine months ended September 30, 2008 was approximately $10.2 million and $3.9 million, respectively. The total fair value of unvested restricted stock at September 30, 2008 was $20.0 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2008 was $11.02. Shares granted during the first nine months of 2008 totaled 886,000.

(11) Segment Information:
     --------------------
     We operate in one reportable segment, Frontier. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

     As permitted by ASC Topic 280 (formerly SFAS No. 131), we have utilized the aggregation criteria in combining our operating segments because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.

(12) Derivative Instruments and Hedging Activities:
     ----------------------------------------------
     On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $3.9 million and $4.2 million of deferred gain during the first nine months of 2009 and 2008, respectively, and anticipate recognizing $3.4 million during the remainder of 2009. At September 30, 2009 and 2008, we did not have any derivative instruments.


(13) Investment and Other Income, Net:
     ---------------------------------
     The components of investment and other income, net are as follows:

                                             For the three months ended          For the nine months ended
                                                   September 30,                        September 30,
                                          --------------------------------- ----------------------------------
($ in thousands)                               2009             2008             2009              2008
----------------                          ---------------  ---------------- ----------------  ----------------
Interest and dividend income                     $   482           $ 1,147         $  4,682           $ 7,675
Gain on debt repurchases                           4,091                 -            7,755                 -
Premium on debt repurchases                            -                 -                -            (6,290)
Litigation settlement proceeds                       909                 -            3,095                 -
Gains on expiration/settlement of customer
   advances                                          228               945            2,741             3,828
Equity earnings                                      173               300              798             3,184
Other, net                                           (28)             (742)            (351)             (813)
                                          ---------------  ---------------- ----------------  ----------------
     Total investment and other income,
        net                                      $ 5,855           $ 1,650         $ 18,720           $ 7,584
                                          ===============  ================ ================  ================

(14) Retirement Plans:
     -----------------
     The following tables provide the components of net periodic benefit cost:

                                                                       Pension Benefits
                                                  ---------------------------------------------------------
                                                   For the three months ended    For the nine months ended
                                                          September 30,               September 30,
                                                  ---------------------------   ---------------------------
                                                      2009          2008            2009          2008
                                                  -------------  ------------   -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $  1,704      $  1,384        $  4,574      $  4,622
Interest cost on projected benefit obligation           13,167        13,584          39,095        39,334
Expected return on plan assets (1)                     (11,342)      (16,274)        (33,534)      (48,982)
Amortization of prior service cost /(credit)               (63)          (63)           (191)         (191)
Amortization of unrecognized loss                        6,518         2,155          20,358         4,699
                                                  -------------  ------------   -------------  ------------
Net periodic benefit cost/(income)                    $  9,984      $    786        $ 30,302      $   (518)
                                                  =============  ============   =============  ============


                                                          Postretirement Benefits Other Than Pensions
                                                  ---------------------------------------------------------
                                                  For the three months ended     For the nine months ended
                                                          September 30,               September 30,
                                                  ---------------------------   ---------------------------
                                                      2009          2008            2009          2008
                                                  -------------  ------------   -------------  ------------
($ in thousands)
----------------
Components of net periodic benefit cost
---------------------------------------
Service cost                                          $     44      $     73        $    270      $    371
Interest cost on projected benefit obligation            2,551         2,885           8,265         8,369
Expected return on plan assets                            (112)         (135)           (330)         (379)
Amortization of prior service cost                      (1,936)       (1,941)         (5,812)       (5,809)
Amortization of unrecognized loss                          818         1,569           3,780         4,377
                                                  -------------  ------------   -------------  ------------
Net periodic benefit cost                             $  1,365      $  2,451        $  6,173      $  6,929
                                                   =============  ============   =============  ============

     (1) In 2008, our expected long-term rate of return on plan assets was 8.25%, and for 2009 we have assumed a rate of 8.0%.

     During the first nine months of 2009 and 2008, we capitalized $5.5 million and $(0.1) million, respectively, of pension expense into the cost of our capital expenditures. We expect that our 2009 pension and other postretirement benefit expenses will be between $45.0 million and $50.0 million, as compared to $11.2 million in 2008.

     The Company's pension plan assets have increased from $589.8 million at December 31, 2008 to $614.6 million at September 30, 2009, an increase of $24.8 million, or 4%. This increase is a result of positive investment returns of $68.3 million, offset by ongoing benefit payments of $43.5 million during the first nine months of 2009. No contributions are expected to be made by us to our pension plan until 2011, although pension asset volatility could require us to make a contribution in 2010.

(15) Commitments and Contingencies:
     ------------------------------
     We anticipate capital expenditures of approximately $240.0 million to $250.0 million for 2009 related to our currently owned properties. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

     In connection  with the pending  acquisition of  approximately  4.8 million access lines (as of December 31, 2008) from Verizon, the Company has commenced activities to obtain the necessary regulatory approvals, plan and implement systems conversions and other initiatives necessary to effectuate the closing, which is expected to occur during the second quarter of 2010, and enable the Company to implement its "go to market" strategy at closing. As a result, the Company expects to incur operating expenses and capital expenditures of approximately $35.0 million and $25.0 million, respectively, in 2009 related to the pending transaction. The Company incurred $14.5 million of acquisition and integration costs and $2.6 million in capital expenditures related to the integration of Verizon activities during the first nine months of 2009.

     We are party to various legal proceedings arising in the normal course of our business. The outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

     We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains "step-up" provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party's share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%. If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO's total power purchase obligation for the remainder of the agreement (which runs through 2015). Paragraph 13 of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN) No. 45 (ASC Topic 460-10-50) requires that we disclose "the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee." Paragraph 13 of FIN No. 45 (ASC Topic 460-10-50) also states that we must make such disclosure "... even if the likelihood of the guarantor's having to make any payments under the guarantee is remote..." As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the "maximum potential amount" disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2009 and remained in default for the duration of the contract (another 7 years), we estimate that our undiscounted purchase obligation for 2009 through 2015 would be approximately $0.8 billion. In such a scenario the Company would then own the power and could seek to recover its costs. We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power. We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

(16) Subsequent Events:
     ------------------
     On October 1, 2009, we completed a registered debt offering of $600.0 million aggregate principal amount of 8.125% senior unsecured notes due 2018. The issue price was 98.441% of the principal amount of the notes, and we received net proceeds of approximately $577.6 million from the offering after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering, together with cash on hand, to finance a cash tender offer for up to $700.0 million to purchase our outstanding 9.250% Senior Notes due 2011 (the 2011 Notes) and our outstanding 6.250% Senior Notes due 2013 (the 2013 Notes), as described below.

     The Company accepted for purchase, in accordance with the terms of the tender offer, approximately $564.4 million aggregate principal amount of the 2011 Notes and approximately $83.4 million of the 2013 Notes tendered during the tender period, which expired on October 16, 2009. The aggregate consideration for these debt repurchases was $701.6 million, which was financed with the proceeds of the debt offering described above and cash on hand. The repurchases resulted in a loss on the early retirement of debt of approximately $53.8 million to be recognized in the fourth quarter of 2009. As of October 31, 2009, approximately $76.1 million aggregate principal amount of the 2011 Notes and $616.6 million aggregate principal amount of the 2013 Notes remained outstanding.


Our new borrowings and debt retirements from April 2009 through October 2009 (as described elsewhere in this document) are summarized as follows (in millions of $):

                                                 Principal        Net Cash
            New Financings                        Amount          Proceeds
       -------------------------               --------------   -------------

       April 9, 2009                               $   600.0       $   538.8
       October 1, 2009                                 600.0           577.6
                                               --------------   -------------
                                                   $ 1,200.0       $ 1,116.4
                                               ==============   =============


                                                 Principal          Cash
           Debt Retirements                       Amount            Used          Gain/(Loss)
       -------------------------               --------------   -------------   ----------------

Nine Months Ended September 30, 2009               $   363.7       $   355.9            $   7.8
October 2009                                           647.8           701.6 (1)          (53.8)
                                               --------------   -------------   ----------------
                                                   $ 1,011.5       $ 1,057.5            $ (46.0)
                                               ==============   =============   ================


(1) Includes fees associated with the tender offer.

We intend to use the $58.9 million of excess net cash proceeds over cash used to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

              FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements
--------------------------

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "anticipate," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously. Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

     * Our ability to complete the acquisition of access lines from Verizon Communications Inc. (Verizon);

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

     * Declines in the value of our pension plan assets, which could require us to make contributions to the pension plan beginning no earlier than 2010;

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

Any of the foregoing events, or other events, could cause financial information to vary from management's forward-looking statements included in this report. You should consider these important factors, as well as the risks set forth under Item 1A. "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf. The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report. We have no obligation to update or revise these forward-looking statements.

Overview
--------
We are a full-service communications provider and one of the largest exchange telephone carriers in the country. As of September 30, 2009, we operated in 24 states with approximately 5,500 employees.

On May 13, 2009, we entered into a definitive agreement with Verizon under which Frontier will acquire approximately 4.8 million access lines (as of December 31, 2008) from Verizon. The $8.6 billion transaction will be financed with approximately $5.3 billion of common stock plus the assumption of approximately $3.33 billion in debt. The transaction was approved by Frontier's shareholders at a special meeting of shareholders held on October 27, 2009. The Federal Trade Commission has granted our request for early termination of the waiting period under the Hart-Scott-Rodino Act. As of November 4, 2009, we have received approvals from three of the nine state regulatory agencies requiring approvals. Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission (FCC) and certain state public service commissions, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction during the second quarter of 2010.

Competition in the communications industry is intense and increasing. We experience competition from many communications service providers. These providers include cable operators offering video and VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers. We believe that as of September 30, 2009, approximately 70% of the households in our territories had VOIP as an available service option from cable operators. We also believe that competition will continue in 2009 and may result in reduced revenues. Our business experienced a decline in access lines and switched access minutes in 2008 and in the first nine months of 2009 primarily as a result of competition and business downsizing. We also experienced a reduction in revenue for the first nine months of 2009 as compared to the same period in 2008.

The recent severe contraction in the global financial markets and ongoing recession is impacting residential and business customer behavior to reduce expenditures by not purchasing our services or by discontinuing some or all of our services. These trends are likely to continue and may result in a challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes to consumer behavior noted above. Our strategies are focused on customer retention, upgrading and up-selling services to our existing customer base, new customer growth, win backs of former customers, new product deployment, and targeted reductions in operating expenses and capital expenditures.

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

Revenues from data and internet services such as High-Speed Internet continue to increase as a percentage of our total revenues and revenues from services such as local line and access charges (including federal and state subsidies) are decreasing as a percentage of our total revenues. Federal and state subsidy revenue, including surcharges billed to customers which are remitted to the FCC, was $82.8 million for the nine months ended September 30, 2009, or 5% of our revenues, down from $87.7 million for the nine months ended September 30, 2008, or 5% of our revenues. We expect this trend to continue during the remainder of 2009. The decreasing revenue from traditional sources, along with the potential for increasing operating costs, could cause our profitability and our cash generated by operations to decrease.

a)  Liquidity and Capital Resources
    -------------------------------

As of September 30, 2009, we had cash and cash equivalents aggregating $436.2 million, including a portion of the net proceeds from a registered debt offering completed on April 9, 2009. Our primary source of funds continued to be cash generated from operations. For the nine months ended September 30, 2009, we used cash flow from operations, incremental borrowing and cash on hand to fund all of our investing and financing activities, including debt repayments.

We believe our operating cash flows, existing cash balances, and revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments through 2010, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures and support our short-term and long-term operating strategies. However, a number of factors, including but not limited to, loss of access lines, increases in competition, lower subsidy and access revenues and the impact of the current economic environment are expected to reduce our cash generated by operations. In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future. The current credit market turmoil and our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt, although we do not have any significant maturities until 2011. As of September 30, 2009, we have approximately $1.0 million of debt maturing during the last three months of 2009 and approximately $7.2 million and $844.4 million of debt maturing in 2010 and 2011, respectively.

On October 1, 2009, we completed a registered debt offering of $600.0 million aggregate principal amount of 8.125% senior unsecured notes due 2018. The issue price was 98.441% of the principal amount of the notes, and we received net proceeds of approximately $577.6 million from the offering after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering, together with cash on hand, to finance a cash tender offer for up to $700.0 million to purchase our outstanding 9.250% Senior Notes due 2011 (the 2011 Notes) and our outstanding 6.250% Senior Notes due 2013 (the 2013 Notes), as described below.

The Company accepted for purchase, in accordance with the terms of the tender offer, approximately $564.4 million aggregate principal amount of the 2011 Notes and approximately $83.4 million of the 2013 Notes tendered during the tender period, which expired on October 16, 2009. The aggregate consideration for these debt repurchases was $701.6 million, which was financed with the proceeds of the debt offering described above and cash on hand. The repurchases resulted in a loss on the early retirement of debt of approximately $53.8 million to be recognized in the fourth quarter of 2009. As a result of these debt financing and tender activities, as of October 31, 2009, we had approximately $280.0 million of debt maturing in 2011.

                   Cash Flow provided by Operating Activities
                   -------------------------------------------

Cash provided by operating activities declined $6.5 million, or 1%, for the nine months ended September 30, 2009 as compared with the prior year period. Our operating income decreased during the first nine months of 2009 as compared to 2008, and was mostly offset by our reduced cash needs for working capital items during the first nine months of 2009 as compared to 2008.

We have in recent years paid relatively low amounts of cash taxes. We paid $60.0 million in cash taxes during the first nine months of 2009 and expect to pay approximately $60.0 million to $70.0 million for the full year of 2009. Our 2009 cash tax estimate reflects the deductible premium paid in our debt refinancing activity in the fourth quarter of 2009, revised projected utilization of alternative minimum tax (AMT) credits and higher interest expense arising from our debt offerings not fully offset by debt repurchases.

                     Cash Flow used by Investing Activities
                     --------------------------------------

Capital Expenditures
--------------------
For the nine months ended September 30, 2009 and 2008, our capital expenditures were $164.5 million and $204.2 million, respectively. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures of approximately $240.0 million to $250.0 million for 2009 related to our currently owned properties.

In connection with the pending acquisition of approximately 4.8 million access lines (as of December 31, 2008) from Verizon, the Company has commenced activities to obtain the necessary regulatory approvals, plan and implement systems conversions and other initiatives necessary to effectuate the closing, which is expected to occur during the second quarter of 2010, and enable the Company to implement its "go to market" strategy at closing. As a result, the Company expects to incur operating expenses and capital expenditures of approximately $35.0 million and $25.0 million, respectively, in 2009 related to the pending transaction. The Company incurred $14.5 million of acquisition and integration costs and $2.6 million in capital expenditures related to Verizon integration activities during the first nine months of 2009.

            Cash Flow used by and provided from Financing Activities
            --------------------------------------------------------

Debt Reduction
--------------
During the first nine months of 2009, we retired an aggregate principal amount of $363.7 million of debt, consisting of $362.9 million of senior unsecured debt, as described in more detail below, and $0.8 million of rural utilities service loan contracts.

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

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations. As noted previously, we issued $600.0 million of new debt and retired $647.8 million aggregate principal amount of debt during the month of October 2009.

Issuance of Debt Securities
---------------------------
On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes. We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts and offering expenses. During 2009, we used $353.0 million of the proceeds to repurchase $360.8 million principal amount of debt, consisting of $280.8 million of our 9.25% Senior Notes due May 15, 2011, $54.1 million of our 7.875% Senior Notes due January 15, 2027, $16.0 million of our 7.125% Senior Notes due March 15, 2019 and $9.9 million of our 6.80% Debentures due August 15, 2026. As a result of these repurchases, a $7.8 million gain was recognized and included in investment and other income, net in our consolidated statements of operations for the nine months ended September 30, 2009. We intend to use the remaining net proceeds from the offering to reduce, repurchase or refinance our indebtedness or the indebtedness of our subsidiaries or for general corporate purposes.

On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.00% as of September 30, 2009. The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of our 9.25% Senior Notes due 2011 and to pay for the $6.3 million of premium on early retirement of these notes.

Interest Rate Management
------------------------
On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet and is being amortized into interest expense over the term of the associated debt. We recognized $3.9 million and $4.2 million of deferred gain during the first nine months of 2009 and 2008, respectively, and anticipate recognizing $3.4 million during the remainder of 2009.

Credit Facilities
-----------------
As of September 30, 2009, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million. Associated facility fees vary, depending on our debt leverage ratio, and were 0.225% per annum as of September 30, 2009. The expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012. During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions. The credit facility is available for general corporate purposes but may not be used to fund dividend payments. Although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.

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

As of September 30, 2009, we were in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
-------------------------------------------
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans. For the nine months ended September 30, 2009 and 2008, we received approximately $0.7 million and $1.4 million, respectively, upon the exercise of outstanding stock options.

Share Repurchase Programs
-------------------------
In February 2008, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock in public or private transactions over the following twelve month period. This share repurchase program commenced on March 4, 2008. For the nine months ended September 30, 2008, we had repurchased approximately 17,450,000 shares of our common stock at an aggregate cost of approximately $196.2 million. The $200.0 million share repurchase program was completed on October 3, 2008 through the repurchase of 17,778,000 shares of our common stock during the full year of 2008.

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

Intangibles - Goodwill
We reorganized our management and operating structure during the first quarter of 2009 incorporating our Rochester market with our existing New York State properties and the rest of the East Region. Our new structure is consistent with how our Chief Operating Decision Makers (CEO, CFO, COO) now reviews our results on a daily, weekly and monthly basis. As a result of the change, our operating segments (reporting units) have decreased from 4 (at December 31, 2008) to 3 (effective as of March 31, 2009). After making the change in our operating segments, we reviewed our goodwill impairment test by comparing the EBITDA multiples for each reporting unit to their carrying values noting that no impairment indicator was present. Further, we determined that no impairment was indicated at December 31, 2008 or June 30, 2009 for either the East or Rochester reporting units and combining them would not alter the conclusion at either date. No potential impairment was indicated and no further analysis was deemed necessary.

New Accounting Pronouncements
-----------------------------

The following new accounting standards were adopted by the Company during the first nine months of 2009 without any material financial statement impact. All of these standards are more fully described in Note 2 to the consolidated financial statements.

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

     * Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160, ASC Topic 810)

     *    Determining   Whether   Instruments  Granted  in  Share-Based  Payment
          Transactions are Participating Securities (FSP EITF No. 03-6-1, ASC Topic 260)

     *    Subsequent Events (SFAS No. 165, ASC Topic 855)

     * The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168, ASC Topic 105)

The following new accounting standard will be adopted by the Company in the fourth quarter of 2009, but we do not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

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

Revenue for the three months ended September 30, 2009 decreased $31.1 million, or 6%, as compared with the prior year period. Revenue for the nine months ended September 30, 2009 decreased $92.7 million, or 5%, as compared with the prior year period. This decline during the first nine months of 2009 is a result of lower local services revenue, switched access revenue, long distance services revenue and subsidy revenue, partially offset by a $25.2 million, or 6%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one factor that is important to our revenue and profitability. We have lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by some customers disconnecting second lines when they add High-Speed Internet or cable modem service. We lost approximately 102,600 access lines (net), or 6.3% on an annual basis, including 9,100 second lines, during the nine months ended September 30, 2009. This represents an improvement in our rate of access line loss over 2008, during which we lost approximately 132,700 access lines (net) during the nine months ended September 30, 2008, or 6.7% on an annual basis. We attribute this improvement to the value of our product bundles, fewer residential moves out of territory and our ability to compete with cable telephony in a maturing marketplace.

During the nine months ended September 30, 2009, we added approximately 41,400 High-Speed Internet subscribers. We expect to continue to increase High-Speed Internet subscribers during the remainder of 2009 (although not enough to offset the expected continued loss in access lines).

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business. Management believes that understanding different components of revenue is most important. For this reason, presented in the table titled "Other Financial and Operating Data" below is a breakdown that categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue). Despite the decline in access lines, our customer revenue, which is all revenue except switched access and subsidy revenue, has declined in the first nine months of 2009 by less than 4 percent as compared to the prior year periods. The average monthly customer revenue per access line has improved and resulted in an increased wallet share, primarily from residential customers. A substantial further loss of access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the last quarter of 2009 and in 2010.

The financial tables below include a comparative analysis of our results of operations on a historical basis for the three months and nine months ended September 30, 2009 and 2008.

                                    REVENUE

                               For the three months ended September 30,          For the nine months ended September 30,
                             ---------------------------------------------    ----------------------------------------------
($ in thousands)                2009       2008      $ Change    % Change        2009        2008      $ Change   % Change
----------------             ----------- ---------- ----------- ----------    ----------- ------------ ---------- ----------
Local services                $ 193,632  $ 210,749   $ (17,117)       -8%     $  592,824  $   642,610  $ (49,786)       -8%
Data and internet services      159,969    154,047       5,922         4%        476,913      451,684     25,229         6%
Access services                  91,237     99,555      (8,318)       -8%        268,729      308,376    (39,647)      -13%
Long distance services           42,373     46,395      (4,022)       -9%        124,345      139,760    (15,415)      -11%
Directory services               26,459     28,126      (1,667)       -6%         81,375       85,824     (4,449)       -5%
Other                            13,146     18,999      (5,853)      -31%         52,728       61,372     (8,644)      -14%
                             ----------- ---------- -----------               ----------- ------------ ----------
                              $ 526,816  $ 557,871   $ (31,055)       -6%     $1,596,914  $ 1,689,626  $ (92,712)       -5%
                             =========== ========== ===========               =========== ============ ==========

Local Services
Local services revenue for the three months ended September 30, 2009 decreased $17.1 million, or 8%, to $193.6 million, as compared with the three months ended September 30, 2008. The loss of access lines accounted for $9.6 million of the decline in local services revenue. Enhanced services revenue decreased $3.8 million, as discussed below.

Local services revenue for the nine months ended September 30, 2009 decreased $49.8 million, or 8%, to $592.8 million, as compared with the nine months ended September 30, 2008, primarily due to the continued loss of access lines which accounted for $31.7 million of the decline and a reduction in all other related services revenue of $7.2 million. Enhanced services revenue in the first nine months of 2009 decreased $10.9 million, as compared with the first nine months of 2008, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages with features included in the bundle instead of purchasing individual features.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles, and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended September 30, 2009 increased $5.9 million, or 4%, to $160.0 million, as compared with the three months ended September 30, 2008, primarily due to growth in data and High-Speed Internet services.

Data and internet services revenue for the nine months ended September 30, 2009 increased $25.2 million, or 6%, to $476.9 million, as compared with the nine months ended September 30, 2008, primarily due to the overall growth in the number of data and High-Speed Internet customers. As of September 30, 2009, the number of the Company's High-Speed Internet subscribers had increased by approximately 49,400, or 9%, since September 30, 2008. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits. Revenue from these dedicated high-capacity circuits increased $6.0 million in 2009, as compared with 2008, primarily due to growth in the number of those circuits.

In February 2009, President Obama signed into law an economic stimulus package that includes $7.2 billion in funding, through grants and loans, for new broadband investment and adoption in unserved and underserved communities. The federal agencies responsible for administering the programs released rules and evaluation criteria for the first round of funding on July 9, 2009. The Company has submitted applications for $55.0 million of such funding for use in the State of West Virginia to expand broadband availability. If granted, the Company would be required to spend $14.0 million in matching funds. Dependent upon the rules, the Company will evaluate additional opportunities in future rounds of funding.

Access Services
Access services revenue for the three months ended September 30, 2009 decreased $8.3 million, or 8%, to $91.2 million, as compared with the three months ended September 30, 2008. Switched access revenue in 2009 of $60.1 million decreased $9.8 million, or 14%, as compared with 2008, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Access services revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC. Subsidy revenue, including surcharges billed to customers, for the three months ended September 30, 2009 of $31.1 million increased $1.5 million, or 5%, as compared with the three months ended September 30, 2008, primarily due to the third quarter 2008 negative impact of $2.5 million in unfavorable adjustments resulting from audits of the Federal High Cost Fund (FHCF) program.

Access services revenue for the nine months ended September 30, 2009 decreased $39.6 million, or 13%, to $268.7 million, as compared with the nine months ended September 30, 2008. Switched access revenue in the nine months ended September 30, 2009 of $185.9 million decreased $34.7 million, or 16%, as compared with the nine months ended September 30, 2008, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Subsidy revenue, including surcharges billed to customers, for the nine months ended September 30, 2009 of $82.8 million decreased $4.9 million, or 6%, as compared with the nine months ended September 30, 2008, primarily due to lower receipts under the FHCF program resulting from our reduced cost structure and an increase in the program's National Average Cost per Local Loop (NACPL) used by the FCC to allocate funds among all recipients.

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

Long Distance Services
Long distance services revenue for the three months ended September 30, 2009 decreased $4.0 million, or 9%, to $42.4 million, as compared with the three months ended September 30, 2008, primarily due to lower minutes of use and average revenue per minute of use, as discussed below.

Long distance services revenue for the nine months ended September 30, 2009 decreased $15.4 million, or 11%, to $124.3 million, as compared with the nine months ended September 30, 2008. Our long distance services revenue is trending downward due to a reduction in the overall minutes of use and average revenue per minute of use. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. While these package offerings have grown our long distance customer base, those customers who still pay on a per minute of use basis have reduced their calling volumes.

Our long distance minutes of use decreased by 5% during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Average revenue per minute of use has also declined. Our long distance services revenue may decrease in the future due to further declines in rates and/or minutes of use. Competing services such as wireless, VOIP and cable telephony are resulting in a loss of customers, minutes of use and further declines in the rates we charge our customers. We expect these factors will continue to adversely affect our long distance revenue in the future.

Directory Services
Directory services revenue for the three months ended September 30, 2009 decreased $1.7 million, or 6%, to $26.5 million, as compared with the three months ended September 30, 2008. Directory services revenue for the nine months ended September 30, 2009 decreased $4.4 million, or 5%, to $81.4 million, as compared with the nine months ended September 30, 2008, primarily due to lower revenues from yellow pages advertising.

Other
Other revenue for the three months ended September 30, 2009 decreased $5.9 million, or 31%, to $13.1 million, as compared with the three months ended September 30, 2008, primarily due to DISH video promotional discounts and higher bad debt expenses that are charged against revenue. Reduced "bill and collect" fee revenue also contributed to the decline.

Other revenue for the nine months ended September 30, 2009 decreased $8.6 million, or 14%, to $52.7 million, as compared with the nine months ended September 30, 2008, primarily due to DISH video promotional discounts, lower collocation and rental revenue and decreased "bill and collect" fee revenue, partially offset by higher wireless revenues.

                       OTHER FINANCIAL AND OPERATING DATA

                                        As of                 As of                  %
                                   September 30, 2009    September 30, 2008       Change
                                  -------------------   -------------------   ----------------
Access lines:
   Residential                             1,374,822             1,484,809                -7%
   Business                                  776,886               811,651                -4%
                                  -------------------   -------------------
Total access lines                         2,151,708             2,296,460                -6%
                                  -------------------   -------------------

High-Speed Internet subscribers              621,331               571,946                 9%
Video subscribers                            164,535               112,350                46%

                                           For the three months ended September 30,
                                  --------------------------------------------------------------------------
                                        2009                   2008              $ Change         % Change
                                  -------------------   -------------------   ----------------   -----------
Revenue:
   Residential                             $ 223,354             $ 238,684          $ (15,330)          -6%
   Business                                  212,225               219,632             (7,407)          -3%
                                  -------------------   -------------------   ----------------
Total customer revenue                       435,579               458,316            (22,737)          -5%
                                  -------------------   -------------------   ----------------

   Regulatory (Access Services)               91,237                99,555             (8,318)          -8%
                                  -------------------   -------------------   ----------------
Total revenue                              $ 526,816             $ 557,871          $ (31,055)          -6%
                                  -------------------   -------------------   ----------------
Switched access minutes of use
   (in millions)                               2,172                 2,522                             -14%
Average monthly total revenue per
   access line                             $   80.91               $ 80.20                               1%
Average monthly customer revenue
   per access line                         $   66.90               $ 65.89                               2%

                                                     For the nine months ended September 30,
                                        --------------------------------------------------------------------
                                             2009              2008            $ Change          % Change
                                        ---------------    --------------  -----------------   -------------
Revenue:
   Residential                           $   681,400        $   719,679          $ (38,279)            -5%
   Business                                  646,785            661,571            (14,786)            -2%
                                        ---------------    --------------  -----------------
Total customer revenue                     1,328,185          1,381,250            (53,065)            -4%
                                        ---------------    --------------  -----------------

   Regulatory (Access Services)              268,729            308,376            (39,647)           -13%
                                        ---------------    --------------  -----------------
Total revenue                            $ 1,596,914        $ 1,689,626          $ (92,712)            -5%
                                        ---------------    --------------  -----------------
Switched access minutes of use
   (in millions)                               6,761              7,663                               -12%
Average monthly total revenue per
   access line                           $     80.54         $    79.45                                 1%
Average monthly customer revenue
   per access line                       $     66.99         $    64.95                                 3%


                               OPERATING EXPENSES

                             NETWORK ACCESS EXPENSES

                               For the three months ended September 30,          For the nine months ended September 30,
                             ---------------------------------------------    ----------------------------------------------
      ($ in thousands)
      ----------------          2009       2008      $ Change    % Change        2009        2008      $ Change   % Change
                             ----------- ---------- ----------- ------------  ----------- ------------ ---------- ----------
      Network access           $ 54,549   $ 52,478     $ 2,071         4%      $ 174,436    $ 167,025    $ 7,411         4%


Network access expenses for the three months ended September 30, 2009 increased $2.1 million, or 4%, to $54.5 million, as compared with the three months ended September 30, 2008, primarily due to higher long distance carriage costs.

Network access expenses for the nine months ended September 30, 2009 increased $7.4 million, or 4%, to $174.4 million, as compared with the nine months ended September 30, 2008. In the first nine months of 2009, we expensed $10.0 million for the cost of new personal computers provided to customers in connection with our "Rolling Thunder" promotion which resulted in additional DISH video and High-Speed Internet subscribers. The first nine months of 2008 included costs of $3.5 million associated with High-Speed Internet promotions that subsidized the cost of a flat screen television provided to customers.

As we continue to increase our sales of data products such as High-Speed Internet and increase the penetration of our unlimited long distance calling plans, our network access expense may increase in the future. A decline in expenses associated with access line losses has offset some of the increase.

                            OTHER OPERATING EXPENSES

                                   For the three months ended September 30,            For the nine months ended September 30,
                              ----------------------------------------------------   ----------------------------------------------
($ in thousands)                 2009        2008        $ Change       % Change         2009          2008       $ Change  % Change
----------------              -----------  ----------  --------------  -----------   ----------- -----------  -----------  --------
Wage and benefit expenses       $ 92,636    $ 97,909       $  (5,273)         -5%     $ 271,709   $ 294,432    $ (22,723)      -8%
Pension costs                      8,348         639           7,709           NM        24,802        (421)      25,223        NM
Severance and early
  retirement costs                     -         227            (227)       -100%         2,567       3,598       (1,031)     -29%
Stock based compensation           2,413       3,047            (634)        -21%         6,974       9,211       (2,237)     -24%
All other operating expenses      89,551     101,674         (12,123)        -12%       279,854     302,273      (22,419)      -7%
                              -----------  ----------  --------------                ----------- -----------  -----------
                                $192,948    $203,496       $ (10,548)         -5%     $ 585,906   $ 609,093    $ (23,187)      -4%
                              ===========  ==========  ==============                =========== ===========  ===========

Wage and benefit expenses
Wage and benefit expenses for the three months ended September 30, 2009 decreased $5.3 million, or 5%, to $92.6 million, as compared to the three months ended September 30, 2008. Wage and benefit expenses for the nine months ended September 30, 2009 decreased $22.7 million, or 8%, to $271.7 million, as compared to the nine months ended September 30, 2008, primarily due to headcount reductions and associated decreases in compensation and benefit expenses.

Pension costs
The decline in the value of our pension plan assets during 2008 has resulted in an increase in our pension expense in 2009. Pension costs for the three months ended September 30, 2009 and 2008 were approximately $8.3 million and $0.6 million, respectively. The third quarter of 2009 pension costs represents an increase of $7.7 million over the prior year period. Pension costs include pension expense of $10.0 million and $0.8 million, less amounts capitalized into the cost of capital expenditures of $1.6 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

Pension costs for the nine months ended September 30, 2009 and 2008 were approximately $24.8 million and $(0.4) million, respectively. The first nine months of 2009 pension costs represent an increase of $25.2 million over the prior year period. Pension costs include pension expense of $30.3 million and $(0.5) million, less amounts capitalized into the cost of capital expenditures of $5.5 million and $(0.1) million for the nine months ended September 30, 2009 and 2008, respectively.

The Company's pension plan assets have increased from $589.8 million at December 31, 2008 to $614.6 million at September 30, 2009, an increase of $24.8 million, or 4%. This increase is a result of positive investment returns of $68.3 million, partially offset by ongoing benefit payments of $43.5 million during the first nine months of 2009.

Based on current assumptions and plan asset values, we estimate that our 2009 pension and other postretirement benefit expenses (which were $11.2 million in 2008) will be approximately $45.0 million to $50.0 million. No contributions are expected to be made by us to our pension plan until 2011, although pension asset volatility could require us to make a contribution in 2010.

Severance and early retirement costs
Severance and early retirement costs for the three months ended September 30, 2009 decreased $0.2 million as compared with the prior year period. Severance and early retirement costs for the nine months ended September 30, 2009 decreased $1.0 million to $2.6 million as compared with the prior year period, primarily due to charges recorded in the first half of 2008 related to employee early retirements and terminations.

Stock based compensation
Stock based compensation for the three months ended September 30, 2009 decreased $0.6 million, or 21%, to $2.4 million as compared with the prior year period, primarily due to costs recorded in 2008 for a long-term incentive program that is no longer in effect.

Stock based compensation for the nine months ended September 30, 2009 decreased $2.2 million, or 24%, to $7.0 million as compared with the prior year period, due to costs recorded in 2008 for a long-term incentive program that is no longer in effect and reduced costs associated with stock units, partially offset by increased costs for restricted stock awards.

All other operating expenses
All other operating expenses for the three months ended September 30, 2009 decreased $12.1 million, or 12%, to $89.6 million, as compared with the three months ended September 30, 2008, due to lower marketing expenses and commissions combined with reduced costs for consulting fees and other outside services. All other operating expenses for the nine months ended September 30, 2009 decreased $22.4 million, or 7%, to $279.9 million, as compared to the nine months ended September 30, 2008, due to reduced costs for consulting fees and other outside services, partially offset by higher marketing expenses.

                     DEPRECIATION AND AMORTIZATION EXPENSE

                           For the three months ended September 30,         For the nine months ended September 30,
                         --------------------------------------------    ----------------------------------------------
($ in thousands)
----------------            2009       2008      $ Change     % Change       2009         2008      $ Change  % Change
                         ---------- ----------  ----------  ---------    -----------  -----------  --------------------
Depreciation  expense    $  89,070   $ 92,793    $ (3,723)       -4%      $ 273,388    $ 286,305   $ (12,917)      -5%
Amortization expense        14,053     44,863     (30,810)      -69%        100,111      136,681     (36,570)     -27%
                         ---------- ----------  ----------               -----------  -----------  ----------
                         $ 103,123   $137,656    $(34,533)      -25%      $ 373,499    $ 422,986   $ (49,487)     -12%
                         ========== ==========  ==========               ===========  ===========  ==========

Depreciation and amortization expense for the three months ended September 30, 2009 decreased $34.5 million, or 25%, to $103.1 million, as compared to the three months ended September 30, 2008. Depreciation and amortization expense for the nine months ended September 30, 2009 decreased $49.5 million, or 12%, to $373.5 million, as compared to the nine months ended September 30, 2008. The decreases in these periods are primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets. An independent study updating the estimated remaining useful lives of our plant assets is performed annually. We revised our useful lives based on the study effective October 1, 2009. Our "composite depreciation rate" decreased from 5.6% to 5.2% as a result of the study. We anticipate depreciation expense of approximately $350.0 million to $370.0 million and amortization expense of approximately $114.0 million for 2009. Amortization expense for the three months and nine months ended September 30, 2009 is comprised of $0 million and $57.9 million, respectively, for amortization associated with our legacy properties, which were fully amortized in June 2009, and $14.1 million and $42.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the Commonwealth and Global Valley acquisitions. Amortization expense for our legacy properties was $31.6 million and $94.8 million, respectively, for the three months and nine months ended September 30, 2008.

                        ACQUISITION AND INTEGRATION COSTS

                            For the three months ended September 30,        For the nine months ended September 30,
                         --------------------------------------------    ----------------------------------------------
($ in thousands)
----------------           2009       2008        $ Change  % Change        2009         2008       $ Change  % Change
                         ---------- ----------  -----------------------  -----------  -----------  --------------------

Acquisition and
   integration costs       $ 3,706     $ -        $ 3,706       100%       $ 14,457      $  -       $ 14,457      100%

Acquisition and integration costs primarily represent expenses incurred to close the transaction (legal, financial advisory, accounting, regulatory etc.) and integrate the properties in connection with our proposed acquisition of access lines from Verizon. We expect to incur acquisition costs of approximately $35.0 million in 2009 related to the pending transaction.

                         INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

                           For the three months ended September 30,          For the nine months ended September 30,
                         --------------------------------------------    ----------------------------------------------
($ in thousands)
----------------          2009       2008      $ Change     % Change        2009         2008       $ Change   % Change
                         ---------- ----------  ----------  ---------    -----------  -----------  --------------------
Investment and
  other income, net       $  5,855   $  1,650     $ 4,205       255%      $  18,720    $   7,584    $  11,136      147%
Interest expense          $ 96,578   $ 90,333     $ 6,245         7%      $ 283,997    $ 271,903    $  12,094        4%
Income tax expense        $ 29,021   $ 28,215     $   806         3%      $  65,328    $  76,717    $ (11,389)     -15%
Income attributable
 to the noncontrolling
 interest in a
 partnership              $    587   $    348     $   239        69%      $   1,631    $   1,124       $ 507       45%


Investment and other income, net
Investment and other income, net for the three months ended September 30, 2009 improved $4.2 million, or 255%, to $5.9 million, as compared with the three months ended September 30, 2008, primarily due to an increase of $4.1 million in gain on debt repurchases and $0.9 million in litigation settlement proceeds partially offset by lower income from short-term investments of cash of $0.7 million.

Investment and other income, net for the nine months ended September 30, 2009 improved $11.1 million, or 147%, to $18.7 million, as compared with the nine months ended September 30, 2008, primarily due to litigation settlement proceeds of $3.1 million and gain on debt repurchases of $7.8 million in 2009 combined with the loss on retirement of debt of $6.3 million recognized during the first quarter of 2008. These improvements were partially offset by reduced equity earnings of $2.4 million and a decrease of $3.0 million in income from short-term investments of cash and cash equivalents due to lower interest rates in 2009.

Our average cash balance was $307.8 million and $181.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Interest expense
Interest expense for the three months ended September 30, 2009 increased $6.2 million, or 7%, to $96.6 million, as compared with the three months ended September 30, 2008, primarily due to higher average debt levels and interest rates in 2009. Our average debt outstanding was $4,993.8 million and $4,756.7 million for the three months ended September 30, 2009 and 2008, respectively. Our debt levels have risen due to our $600.0 million debt offering on April 9, 2009. During 2009, we used $353.0 million of the proceeds to retire $360.8 million principal amount of debt, including $280.8 million of debt maturing in 2011. As of September 30, 2009, excess proceeds from this offering are invested in cash equivalents.

Interest  expense for the nine months ended  September 30, 2009 increased  $12.1 million, or 4%, to $284.0 million, as compared with the nine months ended September 30, 2008, primarily due to higher average debt levels and interest rates in 2009, as discussed above. Our average debt outstanding was $4,862.9 million and $4,758.1 million for the nine months ended September 30, 2009 and 2008, respectively. Our composite average borrowing rate as of September 30, 2009 as compared with the prior year was 19 basis points higher, increasing from 7.67% to 7.86%.

The higher average debt levels for both the three months and nine months ended September 30, 2009, primarily result from our April 2009 debt issuance, as the net proceeds were not fully utilized to retire existing debt.

Income tax expense
Income tax expense for the three months ended September 30, 2009 increased $0.8 million, or 3%, to $29.0 million, as compared with the three months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 decreased $11.4 million, or 15% to $65.3 million, as compared with the nine months ended September 30, 2008, primarily due to lower taxable income. The second quarter of 2008 included a reduction in income tax expense of $7.5 million that resulted from the expiration of certain statute of limitations on April 15, 2008. The effective tax rate for the first nine months of 2009 and 2008 was 35.6% and 33.9%, respectively. Our cash taxes paid for the nine months ended September 30, 2009 were $60.0 million, a decrease of $10.2 million from the first nine months of 2008. We expect to pay approximately $60.0 million to $70.0 million for the full year of 2009. Our 2009 cash tax estimate reflects the deductible premium paid in our debt refinancing activity in the fourth quarter of 2009, revised projected utilization of AMT credits and higher interest expense arising from our debt offerings not fully offset by debt repurchases.

Refunds of approximately $55.7 million have been applied for in the Company's 2008 tax returns. The refunds result from a tax methods change applied for during the third quarter of 2009. Refunds are recorded on our balance sheet at September 30, 2009 in Prepaid Expenses and Other Current Assets. We recorded approximately $8.2 million (net) related to uncertain tax positions under FASB Interpretation No. (FIN) 48 (ASC Topic 740) for the nine months ended September 30, 2009.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio. Our long-term debt as of September 30, 2009 was approximately 94% fixed rate debt with minimal exposure to interest rate changes after the termination of our remaining interest rate swap agreements on January 15, 2008.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $278.9 million of our borrowings at September 30, 2009 have fixed interest rates. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2009, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

At September 30, 2009, the fair value of our long-term debt was estimated to be approximately $4.8 billion, based on our overall weighted average borrowing rate of 7.86% and our overall weighted average maturity of approximately 11 years. As of September 30, 2009, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2008.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of September 30, 2009 is limited to our pension assets. We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system. These and other economic events have had an adverse impact on investment portfolios.

The decline in the value of our pension plan assets during 2008 has resulted in an increase in our pension expense in 2009. The Company's pension plan assets have increased from $589.8 million at December 31, 2008 to $614.6 million at September 30, 2009, an increase of $24.8 million, or 4%. This increase is a result of positive investment returns of $68.3 million, partially offset by ongoing benefit payments of $43.5 million during the first nine months of 2009. No contributions are expected to be made by us to our pension plan until 2011, although pension asset volatility could require us to make a contribution in 2010.

Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2009, that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2009. There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors
           ------------

There have been no material changes to our risk factors from the information provided in Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

There were no unregistered sales of equity securities during the quarter ended September 30, 2009.

            ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------
                                           Total
                                          Number of    Average
                                           Shares     Price Paid
Period                                    Purchased    per Share
------------------------------------------------------------------

July 1, 2009 to July 31, 2009
Employee Transactions (1)                     2,333      $ 6.75

August 1, 2009 to August 31, 2009
Employee Transactions (1)                         -      $   -

September 1, 2009 to September 30, 2009
Employee Transactions (1)                       787      $ 6.91


Totals July 1, 2009 to September 30, 2009
Employee Transactions (1)                     3,120      $ 6.79


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






Date:  November 4, 2009