Form 10-Q
period 2010-03-31
FRONTIER COMMUNICATIONS CORP
filed 2010-05-06
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

                          (203) 614-5600
(Registrant's telephone number, including area code)

                                                           N/A
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

Yes   X        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer    [X]          Accelerated filer    [  ]          Non-accelerated filer    [  ]        Smaller reporting company     [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of May 3, 2010 was 313,391,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	2

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	3

Consolidated Statements of Equity for the three months ended March 31, 2009, the nine months ended December 31, 2009 and the three months ended March 31, 2010	4

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

Part II. Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6. Exhibits	48

Signature	49

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)
	(Unaudited)	December 31,
	March 31, 2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$331,095	$358,693
Accounts receivable, less allowances of $31,629 and $30,171, respectively	189,503	190,745
Prepaid expenses	26,493	28,081
Income taxes and other current assets	79,837	102,561
Total current assets	626,928	680,080

Property, plant and equipment, net	3,115,991	3,133,521

Goodwill, net	2,642,323	2,642,323
Other intangibles, net	233,474	247,527
Other assets	174,907	174,804
Total assets	$6,793,623	$6,878,255

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$7,228	$7,236
Accounts payable	110,077	139,556
Other current liabilities	208,742	245,885
Total current liabilities	326,047	392,677

Deferred income taxes	730,371	722,192
Other liabilities	633,102	630,187
Long-term debt	4,796,474	4,794,129

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (600,000,000 authorized shares; 313,410,000 and
312,328,000 outstanding, respectively, and 349,456,000 issued at March 31, 2010
and December 31, 2009)	87,364	87,364
Additional paid-in capital	863,988	956,401
Retained earnings	45,321	2,756
Accumulated other comprehensive loss, net of tax	(241,542)	(245,519)
Treasury stock	(458,368)	(473,391)
Total shareholders' equity of Frontier	296,763	327,611
Noncontrolling interest in a partnership	10,866	11,459
Total equity	307,629	339,070
Total liabilities and equity	$6,793,623	$6,878,255

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
($ in thousands, except for per-share amounts)
(Unaudited)

	2010	2009

Revenue	$519,849	$537,956

Operating expenses:
Network access expenses	53,543	60,684
Other operating expenses	193,025	200,204
Depreciation and amortization	101,049	137,558
Acquisition and integration costs	10,370	-
Total operating expenses	357,987	398,446

Operating income	161,862	139,510

Investment income	2,497	3,562
Other income, net	4,956	4,685
Interest expense	93,787	88,749
Income before income taxes	75,528	59,008

Income tax expense	32,056	22,053

Net income	43,472	36,955
Less: Income attributable to the noncontrolling
interest in a partnership	907	652
Net income attributable to common shareholders
of Frontier	$42,565	$36,303

Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.14	$0.12

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009, THE NINE MONTHS ENDED DECEMBER 31, 2009 AND THE THREE MONTHS ENDED MARCH 31, 2010
($ and shares in thousands, except for per-share amounts)
(Unaudited)

				Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity
Balance January 1, 2009	349,456	$ 87,364	$ 1,117,936	$ 38,163	$ (237,152)	(38,142)	$ (487,266)	$ 10,561	$ 529,606
Stock plans	-	-	(13,433)	-	-	1,050	14,111	-	678
Dividends on common stock of
$0.25 per share	-	-	(78,085)	-	-	-	-	-	(78,085)
Net income	-	-	-	36,303	-	-	-	652	36,955
Other comprehensive income, net of tax
and reclassification adjustments	-	-	-	-	4,031	-	-	-	4,031
Balance March 31, 2009	349,456	87,364	1,026,418	74,466	(233,121)	(37,092)	(473,155)	11,213	493,185
Stock plans	-	-	8,074	-	-	(36)	(236)	-	7,838
Dividends on common stock of
$0.75 per share	-	-	(78,091)	(156,190)	-	-	-	-	(234,281)
Net income	-	-	-	84,480	-	-	-	1,746	86,226
Other comprehensive loss, net of tax
and reclassification adjustments	-	-	-	-	(12,398)	-	-	-	(12,398)
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance December 31, 2009	349,456	87,364	956,401	2,756	(245,519)	(37,128)	(473,391)	11,459	339,070
Stock plans	-	-	(14,058)	-	-	1,082	15,023	-	965
Dividends on common stock of
$0.25 per share	-	-	(78,355)	-	-	-	-	-	(78,355)
Net income	-	-	-	42,565	-	-	-	907	43,472
Other comprehensive income, net of tax
and reclassification adjustments	-	-	-	-	3,977	-	-	-	3,977
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance March 31, 2010	349,456	$ 87,364	$ 863,988	$ 45,321	$ (241,542)	(36,046)	$ (458,368)	$ 10,866	$ 307,629

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
($ in thousands)
(Unaudited)

	2010	2009

Net income	$43,472	$36,955
Other comprehensive income, net of tax
and reclassification adjustments	3,977	4,031
Comprehensive income	47,449	40,986
Less: Comprehensive income attributable to
the noncontrolling interest in a partnership	(907)	(652)
Comprehensive income attributable to the common
shareholders of Frontier	$46,542	$40,334

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
($ in thousands)
(Unaudited)

	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$43,472	$36,955

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	101,049	137,558
Stock based compensation expense	2,743	2,122
Pension expense	7,323	8,246
Other non-cash adjustments	(2,159)	(3,759)
Deferred income taxes	8,084	4,125
Change in accounts receivable	1,242	9,211
Change in accounts payable and other liabilities	(62,914)	(47,409)
Change in prepaid expenses, income taxes and other current assets	24,312	26
Net cash provided by operating activities	123,152	147,075

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(39,927)	(54,572)
Capital expenditures - Integration activities	(29,679)	-
Other assets purchased and distributions received, net	142	158
Net cash used by investing activities	(69,464)	(54,414)

Cash flows provided from (used by) financing activities:
Financing costs paid	(82)	-
Long-term debt payments	(977)	(962)
Issuance of common stock	-	680
Dividends paid	(78,355)	(78,085)
Repayment of customer advances for construction
and distributions to noncontrolling interests	(1,872)	(490)
Net cash used by financing activities	(81,286)	(78,857)

Increase (decrease) in cash and cash equivalents	(27,598)	13,804
Cash and cash equivalents at January 1,	358,693	163,627

Cash and cash equivalents at March 31,	$331,095	$177,431

Cash paid during the period for:
Interest	$109,528	$116,408
Income taxes	$-	$1,255

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” or the “Company” in this report.  Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications of balances previously reported have been made to conform to the current presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the results for the interim periods shown.

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

(b)   Revenue Recognition:
Revenue is recognized when services are provided or when products are delivered to customers.  Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local line and unlimited fixed long distance bundle charges.  The unearned portion of these fees is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services.  The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided.  Excise taxes are recognized as a liability when billed.  Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship.  We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $10.4 million and $7.5 million for the three months ended March 31, 2010 and 2009, respectively.

(c)   Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired.  We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in Accounting Standards Codification (ASC) Topic 350 (formerly Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”).  The Company has three “operating segments.”  Our “operating segments” are aggregated into one reportable segment.

ASC Topic 350 requires that intangible assets with estimated useful lives be amortized over those lives and be reviewed for impairment in accordance with ASC Topic 360 (formerly SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”) to determine whether any changes to these lives are required.  We periodically reassess the useful lives of our intangible assets to determine whether any changes are required.

(2)   Recent Accounting Literature and Changes in Accounting Principles:

Business Combinations
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (currently ASC Topic 805).  The revised statement, SFAS No. 141R (ASC Topic 805), as amended by FSP SFAS No. 141(R)-1 (ASC Topic 805), requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs.  The effective date of SFAS No. 141R (ASC Topic 805) was for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will account for our pending acquisition of approximately 4.1 million access lines (as of March 31, 2010) from Verizon Communications Inc. (Verizon)  (the Verizon Transaction) using the guidance included in SFAS No. 141R (ASC Topic 805).  During the three months ended March 31, 2010, we incurred approximately $10.4 million of acquisition and integration costs in connection with the Verizon Transaction.  In accordance with SFAS No. 141R (ASC Topic 805), such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

(3)    Pending Acquisition:
On May 13, 2009, we entered into a definitive agreement with Verizon under which Frontier will acquire defined assets and liabilities of the local exchange business and related landline activities of Verizon, including Internet access and long distance services and broadband video provided to designated customers. As part of the Verizon Transaction, the business to be acquired will be spun-off to Verizon stockholders (the spin-off).  New Communications Holdings Inc. (Spinco), a wholly-owned subsidiary of Verizon, which will hold the business to be acquired, will then merge with and into Frontier, and Frontier will survive as the combined company conducting the combined business operations of Frontier and Spinco (the merger).  Assuming that the merger occurred on March 31, 2010, the merger would have resulted in Frontier acquiring approximately 4.1 million access lines and certain business related assets from Verizon. The Verizon Transaction will be financed with approximately $5.3 billion of common stock plus the assumption of approximately $3.5 billion in debt.  Certain of the conditions to the closing of the Verizon Transaction have already been satisfied: (1) Frontier’s stockholders approved the Verizon Transaction at a special meeting of stockholders held on October 27, 2009; (2) the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Act; (3) approvals of all necessary local video franchise authorities, subject to certain conditions; (4) receipt by Verizon of a favorable ruling from the IRS regarding the tax consequences of the Verizon Transaction; (5) the completion of a $3.2 billion debt financing by Spinco which is sufficient to fund the special cash payment to Verizon, as contemplated by the Verizon Transaction; and (6) eight of the nine required state regulatory approvals.  Completion of the Verizon Transaction remains subject to a number of other conditions, including the receipt of the remaining state regulatory approval and approval from the Federal Communications Commission (FCC), as well as other customary closing conditions.  Subject to satisfaction of these conditions, we anticipate closing this transaction at the end of the second quarter of 2010.  Please see Note 16 for a description of the debt offering by Spinco completed subsequent to March 31, 2010.

On March 24, 2010, we entered into a new $750.0 million revolving credit facility (the New Credit Facility) that will become effective upon, and subject to (1) the closing of the merger, (2) the termination of the Company’s existing revolving credit facility and (3) other customary conditions. The terms of the New Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the New Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement). The New Credit Facility is scheduled to terminate on the date that is three years and six months after the effective date of the New Credit Facility. During the term of the New Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the New Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The New Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

(4)   Accounts Receivable:
The components of accounts receivable, net at March 31, 2010 and December 31, 2009 are as follows:

($ in thousands)	March 31, 2010	December 31, 2009

End user	$204,511	$205,384
Other	16,621	15,532
Less: Allowance for doubtful accounts	(31,629)	(30,171)
Accounts receivable, net	$189,503	$190,745

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect our accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $6.1 million and $6.7 million for the three months ended March 31, 2010 and 2009, respectively.

(5)   Property, Plant and Equipment:
Property, plant and equipment at March 31, 2010 and December 31, 2009 is as follows:

($ in thousands)	March 31, 2010	December 31, 2009

Property, plant and equipment	$7,864,523	$7,803,062
Less: Accumulated depreciation	(4,748,532)	(4,669,541)
Property, plant and equipment, net	$3,115,991	$3,133,521

Depreciation expense is principally based on the composite group method.  Depreciation expense was $87.0 million and $92.9 million for the three months ended March 31, 2010 and 2009, respectively.  Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2009.

(6)   Other Intangibles:
    The components of other intangibles at March 31, 2010 and December 31, 2009 are as follows:

($ in thousands)	March 31, 2010	December 31, 2009

Customer base	$270,309	$270,309
Trade name and license	134,680	134,680
Other intangibles	404,989	404,989
Less: Accumulated amortization	(171,515)	(157,462)
Total other intangibles, net	$233,474	$247,527

Amortization expense was $14.1 million and $44.7 million for the three months ended March 31, 2010 and 2009, respectively.  Amortization expense for the three months ended March 31, 2010 and 2009 included $14.1 million for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.  Amortization expense for the three months ended

March 31, 2009 included $30.6 million for amortization associated with our “legacy” Frontier properties, which were fully amortized in June 2009.

(7)   Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at March 31, 2010 and December 31, 2009.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$4,796,474	$4,642,563	$4,794,129	$4,628,132

(8)   Long-Term Debt:
The activity in our long-term debt from December 31, 2009 to March 31, 2010 is summarized as follows:

		Three months ended
		March 31, 2010			Interest
					Rate* at
	December 31,		New	March 31,	March 31,
($ in thousands)	2009	Payments	Borrowings	2010	2010

Rural Utilities Service
Loan Contracts	$15,600	$(264)	$-	$15,336	6.07%

Senior Unsecured Debt	4,855,001	(713)	-	4,854,288	7.87%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$4,884,151	$(977)	$-	$4,883,174	7.86%

Less: Debt Discount	(82,786)			(79,472)
Less: Current Portion	(7,236)			(7,228)

	$4,794,129			$4,796,474

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations.  The interest rates at March 31, 2010 represent a weighted average of multiple issuances.

Additional information regarding our Senior Unsecured Debt as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$76,089	9.250%	$76,089	9.250%
Due 10/24/2011	200,000	6.270%	200,000	6.270%
Due 12/31/2012	145,125	1.875% (Variable)	145,500	1.625% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	132,300	2.250% (Variable)	132,638	2.000% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 8/15/2031	945,325	9.000%	945,325	9.000%

	4,359,421		4,360,134

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Total	$4,854,288	7.87%	$4,855,001	7.86%

During the first three months of 2010, we retired an aggregate principal amount of $1.0 million of debt, consisting of $0.7 million of senior unsecured debt and $0.3 million of rural utilities service loan contracts.

As of March 31, 2010, we had an available line of credit with seven financial institutions in the aggregate amount of $250.0 million.  Associated facility fees vary, depending on our debt leverage ratio, and were 0.275% per annum as of March 31, 2010. The contractual expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012.  However, we expect that the new revolving credit facility will replace the existing revolving credit facility upon completion of the Verizon Transaction (see Note 3).  During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions.  The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

As of March 31, 2010, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of March 31, 2010:

Principal
($ in thousands)	Payments

2010 (remaining nine months)	$6,259
2011	$279,956
2012	$180,366
2013	$709,855
2014	$600,517
2015	$300,549

(9)   Net Income Per Common Share:
The reconciliation of the net income per common share calculation for the three months ended March 31, 2010 and 2009, respectively, is as follows:

($ in thousands, except per-share amounts)	For the three months ended March 31,
	2010	2009
Net income used for basic and diluted
earnings per common share:
Net income attributable to common shareholders of Frontier	$42,565	$36,303
Less: Dividends allocated to unvested restricted stock awards	(641)	(576)
Total basic and diluted net income attributable to common shareholders
of Frontier	$41,924	$35,727

Basic earnings per common share:
Total weighted-average shares and unvested restricted stock awards
outstanding - basic	312,868	311,820
Less: Weighted-average unvested restricted stock awards	(2,472)	(1,994)
Total weighted-average shares outstanding - basic	310,396	309,826
Net income per share attributable to common shareholders
of Frontier	$0.14	$0.12

Diluted earnings per common share:
Total weighted-average shares outstanding - basic	310,396	309,826
Effect of dilutive shares	-	388
Total weighted-average shares outstanding - diluted	310,396	310,214
Net income per share attributable to common shareholders
of Frontier	$0.14	$0.12

Stock Options
For the three months ended March 31, 2010 and 2009, options to purchase 3,551,000 shares and 3,580,000 shares, respectively, (at exercise prices ranging from $8.19 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three months ended March 31, 2010 and 2009, the impact of dividends paid on unvested restricted stock awards have been deducted from net income attributable to common shareholders of Frontier in accordance with FSP EITF No. 03-6-1, (ASC Topic 260) which we adopted in the first quarter of 2009 on a retrospective basis.

Stock Units
At March 31, 2010 and 2009, we had 449,284 and 387,818 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

(10)  Stock Plans:
At March 31, 2010, we had five stock-based compensation plans under which grants have been made and awards remained outstanding.  At March 31, 2010, there were 12,540,761 shares authorized for grant under these plans and 10,706,918 shares available for grant under two of the plans.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan that was adopted on May 14, 2009, the EIP) and the Deferred Fee Plan.

The following summary presents information regarding outstanding stock options as of March 31, 2010 and changes during the three months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2010	3,551,000	$13.74	1.5	$-
Options granted	-	$-
Options exercised	-	$-		$-
Options canceled, forfeited or lapsed	-	$-
Balance at March 31, 2010	3,551,000	$13.74	1.3	$-

Exercisable at March 31, 2010	3,550,000	$13.74	1.3	$-

There were no options granted during the first three months of 2010.  No cash was received upon the exercise of options during the first three months of 2010.

The total intrinsic value of stock options exercised during the first three months of 2009 was $0.7 million.  The total intrinsic value of stock options outstanding and exercisable at March 31, 2009 was zero.  There were no options granted during the first three months of 2009.  Cash received upon the exercise of options during the first three months of 2009 totaled $0.7 million.

The following summary presents information regarding unvested restricted stock as of March 31, 2010 and changes during the three months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2010	2,193,000	$10.41	$17,126,000
Restricted stock granted	1,300,000	$7.69	$9,671,000
Restricted stock vested	(732,000)	$11.18	$5,445,000
Restricted stock forfeited	(8,000)	$7.60
Balance at March 31, 2010	2,753,000	$8.93	$20,484,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2010 was $22.7 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

The total fair value of shares granted and vested during the three months ended March 31, 2009 was approximately $7.8 million and $3.6 million, respectively.  The total fair value of unvested restricted stock at March 31, 2009 was $16.3 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2009 was $8.45.  Shares granted during the first three months of 2009 totaled 1,092,000.

(11) Segment Information:
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

(12) Investment Income:
The components of investment income for the three months ended March 31, 2010 and 2009 are as follows:

	For the three months ended March 31,
($ in thousands)	2010	2009

Interest and dividend income	$2,416	$3,288
Equity earnings	81	274
Total investment income	$2,497	$3,562

(13) Other Income, Net:
       The components of other income, net for the three months ended March 31, 2010 and 2009 are as follows:

For the three months ended March 31,
($ in thousands)	2010	2009

Gain on expiration/settlement of customer advances	$4,743	$2,513
Litigation settlement proceeds	262	2,203
Other, net	(49)	(31)
Total other income, net	$4,956	$4,685

(14) Retirement Plans:
The following tables provide the components of net periodic benefit cost:
	Pension Benefits
	For the three months ended
	March 31,
	2010	2009
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$1,609	$1,435
Interest cost on projected benefit obligation	12,381	12,964
Expected return on plan assets	(11,649)	(11,096)
Amortization of prior service cost /(credit)	(50)	(64)
Amortization of unrecognized loss	6,748	6,920
Net periodic pension benefit cost	$9,039	$10,159

	Postretirement Benefits
	Other Than Pensions
	For the three months ended
	March 31,
	2010	2009
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$99	$113
Interest cost on projected benefit obligation	2,629	2,857
Expected return on plan assets	(108)	(109)
Amortization of prior service cost/(credit)	(1,929)	(1,938)
Amortization of unrecognized loss	1,581	1,481
Net periodic postretirement benefit cost	$2,272	$2,404

During the first three months of 2010 and 2009, we capitalized $1.7 million and $2.0 million, respectively, of pension expense into the cost of our capital expenditures, as the costs that relate to our engineering and plant construction activities.  We expect that our 2010 pension and other postretirement benefit expenses will be between $40.0 million and $50.0 million, as compared to $48.6 million in 2009.  We expect that we will make a $10.0 million cash contribution to our pension plan in 2010, including a payment of $2.6 million which was made in April 2010.

The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $613.6 million at March 31, 2010, an increase of $5.0 million, or 1%.  This increase is a result of positive investment returns of $20.6 million, offset by ongoing benefit payments of $15.6 million during the first three months of 2010.

(15) Commitments and Contingencies:
We anticipate capital expenditures of approximately $220.0 million to $240.0 million for 2010 related to our currently owned properties. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Verizon Transaction, the Company has commenced activities to obtain the necessary regulatory approvals, plan and implement systems conversions and other initiatives necessary to effectuate the closing, which is expected to occur at the end of the second quarter of 2010, and enable the Company to implement its “go to market” strategy at closing. While the Company continues to evaluate certain expenses, the Company currently expects to incur operating expenses, including deal costs, and capital expenditures of approximately $100.0 million and $180.0 million, respectively, in 2010 related to these integration initiatives.  The Company incurred $10.4 million of acquisition and integration costs and $29.7 million in capital expenditures related to the integration of Verizon activities during the first three months of 2010.

We are party to various legal proceedings arising in the normal course of our business.  The outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987.  The agreement contains “step-up” provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2010 and remained in default for the duration of the contract (another 6 years), we estimate that our undiscounted purchase obligation for 2010 through 2015 would be approximately $0.6 billion.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

(16)  Subsequent Events:
On April 12, 2010, New Communications Holdings Inc. (Spinco), a subsidiary of Verizon Communications Inc. (Verizon) formed for the purposes of holding defined assets and liabilities of the local exchange business and related landline activities of Verizon in 14 states, completed a private offering for $3.2 billion aggregate principal amount of Senior Notes. The gross proceeds of the offering, plus $125.5 million (equal to the amount of interest that will accrue on the notes from April 12, 2010 to October 1, 2010) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the spin-off and the completion of the merger, the gross proceeds of the notes offering (less the initial purchasers’ discount) will be released from the escrow account and used to make the special cash payment by Spinco to Verizon, with any such amount in excess of the special cash payment and the initial purchaser’s discount to be retained by the Company.  If, however, the merger agreement is terminated or the spin-off and the merger are not completed on or before October 1, 2010, the funds in the escrow account will be released and used to redeem each series of the notes, in each case at a price equal to 100% of the issue price, plus accrued and unpaid interest on the principal amount, of such series of notes.

The Senior Notes consist of $500.0 million aggregate principal amount of Senior Notes due 2015 (the 2015 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2017 (the 2017 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2020 (the 2020 Notes) and $500.0 million aggregate principal amount of Senior Notes due 2022 (the 2022 Notes, and together with the 2015 Notes, the 2017 Notes and the 2020 Notes, the Notes).

The 2015 Notes have an interest rate of 7.875% per annum, the 2017 Notes have an interest rate of 8.25% per annum, the 2020 Notes have an interest rate of 8.50% per annum and the 2022 Notes have an interest rate of 8.75% per annum. The Notes were issued at a price equal to 100% of their face value. The Notes were sold in a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act).

The Notes will become the obligations of the Company upon completion of the merger.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	The ability to successfully integrate the Verizon operations into our existing operations;

•	The effects of increased expenses incurred due to activities related to the Verizon Transaction;

•	The ability to successfully migrate Verizon’s West Virginia operations from Verizon owned and operated systems and processes to our owned and operated systems and processes;

•	The risk that the growth opportunities and cost synergies from the Verizon Transaction may not be fully realized or may take longer to realize than expected;

•	The sufficiency of the assets contributed by Verizon to enable the combined company to operate the acquired business;

•	Disruption from the Verizon Transaction making it more difficult to maintain relationships with customers, employees or suppliers;

•
The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product or service offerings and the risk that we or, if the Verizon Transaction is completed, the combined company will not respond on a timely or profitable basis;

•
Reductions in the number of our access lines or, if the Verizon Transaction is completed, the combined company’s access lines that cannot be offset by increases in High-Speed Internet (HSI) subscribers and sales of other products;

•	Our ability to sell enhanced and data services in order to offset ongoing declines in revenues from local services, switched access services and subsidies;

•	The effects of changes in the availability of federal and state universal funding to us and our competitors;

•	The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation;

•	The effects of competition from cable, wireless and other wireline carriers (through voice over internet protocol (VOIP), DOCSIS 3.0, 4G or otherwise);

•	Our ability to adjust successfully to changes in the communications industry and to implement strategies for growth;

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

Any of the foregoing events, or other events, could cause financial information to vary from management’s forward-looking statements included in this report.  You should consider these important factors, as well as the risks set forth under Item 1A. “Risk Factors,” in this report in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf.  The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report.  We have no obligation to update or revise these forward-looking statements.

Overview
We are a full–service communications provider and one of the largest exchange telephone carriers in the country.   As of March 31, 2010, we operated in 24 states with approximately 5,400 employees.

On May 13, 2009, we entered into a definitive agreement with Verizon under which Frontier will acquire defined assets and liabilities of the local exchange business and related landline activities of Verizon, including Internet access and long distance services and broadband video provided to designated customers.  As part of the Verizon Transaction, the business to be acquired will be spun-off to Verizon stockholders (the spin-off).  New Communications Holdings Inc. (Spinco), a wholly-owned subsidiary of Verizon that will hold the business to be acquired, will then merge with and into Frontier, and Frontier will survive as the combined company conducting the combined business operations of Frontier and Spinco (the merger).  Assuming that the merger occurred on March 31, 2010, the merger would have resulted in Frontier acquiring approximately 4.1 million access lines and certain business related assets from Verizon. The Verizon Transaction will be financed with approximately $5.3 billion of common stock plus the assumption of approximately $3.5 billion in debt.  Certain of the conditions to the closing of the Verizon Transaction have already been satisfied: (1) Frontier’s stockholders approved the Verizon Transaction at a special meeting of stockholders held on October 27, 2009; (2) the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Act; (3) approvals of all necessary local video franchise authorities, subject to certain conditions; (4) receipt by Verizon of a favorable ruling from the IRS regarding the tax consequences of the Verizon Transaction; (5) the completion of a $3.2 billion debt financing by Spinco which is sufficient to fund the special cash payment to Verizon, as contemplated by the Verizon Transaction; and (6) eight of the nine required state regulatory approvals.  Completion of the Verizon Transaction remains subject to a number of other conditions, including the receipt of the remaining state regulatory approval and approval from the FCC, as well as other customary closing conditions.  Subject to satisfaction of these conditions, we anticipate closing this transaction at the end of the second quarter of 2010.

Competition in the communications industry is intense and increasing.  We experience competition from many communications service providers.  These providers include cable operators offering video, data and VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers.  We believe that as of March 31, 2010, approximately 76% of the households in our territories had VOIP as an available service option.  We also believe that competition will continue in 2010 and may result in reduced revenues.

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

We seek to achieve our customer retention goals by offering attractive packages of value-added services to our access line customers and providing exemplary customer service.  Bundled services include HSI, unlimited long distance calling, enhanced telephone features and video offerings.  We tailor these services to the needs of our residential and business customers and continually evaluate the introduction of new and complementary products and services, many of which can also be purchased separately.   Customer retention is also enhanced by offering one-, two-and three-year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers.  Additionally, we are focused on enhancing the customer experience as we believe exceptional customer service will differentiate us from our competition. Our commitment to providing exemplary customer service is demonstrated by our expanded customer service hours, shorter scheduling windows for in-home appointments as well as call reminders and follow-up calls for service appointments.  In addition, our 70 local area markets are operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets.  Customers in our markets have direct access to those local managers to help them manage their communications needs.

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

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, introducing new products and services to meet customer needs, billing them on a single bill, providing superior customer service, and being active in our local communities will make our customers more loyal, and will help us generate new, and retain existing, customer revenue.

Our revenues declined in the first quarter of 2010 as compared to 2009.  Revenues from data and internet services such as HSI grew and increased as a percentage of our total revenues and revenues from local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.   Switched access and subsidy revenue represented 17% of our revenues for the three months ended March 31, 2010.  Switched access revenue was $58.8 million for the three months ended March 31, 2010, or 11% of our revenues, down from $62.6 million for the three months ended March 31, 2009, or 12% of our revenues.  Federal and state subsidy revenue, including surcharges of $10.4 million billed to customers which are remitted to the FCC, was $29.9 million for the three months ended March 31, 2010, or 6% of our revenues, up from $27.4 million for the three months ended March 31, 2009, or 5% of our revenues.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2010.

a) Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents aggregating $331.1 million.  Our primary source of funds continued to be cash generated from operations.  For the three months ended March 31, 2010, we used cash flow from operations and cash on hand to fund all of our investing and financing activities, including debt repayments.

We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2010.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated by operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our existing revolving credit facility (as well as the new revolving credit facility that will replace the existing revolving credit facility upon closing of the Verizon Transaction) would be able to fulfill their commitments to us, given the current economic environment and the recent severe contraction in the global financial markets, this could change in the future.  Further, our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt.  As of March 31, 2010, we have approximately $6.3 million of debt maturing during the last nine months of 2010 and approximately $280.0 million of debt maturing in 2011.

The consummation of the Verizon Transaction would result in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs.  Upon consummation of the Verizon Transaction, we will be assuming approximately $3.5 billion of Spinco debt.  As a result of the greater liquidity requirements of the combined company, we have entered into a new revolving credit facility which will, effective upon consummation of the Verizon Transaction, increase our line of credit to $750.0 million in order to provide the combined company sufficient flexibility to meet its liquidity needs.  In addition, the Company may need or elect to raise capital in order to finance or pre-fund commitments which may be required in connection with government agencies approvals of the Verizon Transaction, including commitments with regard to capital expenditures.

In addition, Spinco has raised $3.2 billion which is sufficient to make the special cash payment to Verizon, as contemplated by the Verizon Transaction.  If the Verizon Transaction is ultimately not consummated or is delayed for a significant period of time, we will have paid significant interest expense and other costs in connection with the financing without having achieved the expected benefits of the Verizon Transaction, which may impact our liquidity.

Assuming the Verizon Transaction closes, based on the lower level of Spinco debt we will be assuming from Spinco relative to Spinco’s projected operating cash flows, the combined company’s overall debt will increase but its capacity to service the debt will be significantly enhanced as compared to Frontier’s capacity today.  At March 31, 2010, the ratio for Frontier’s net debt to operating cash flow (“leverage ratio”) was 3.9 times.  It is expected that the combined company’s leverage ratio will be significantly lower at closing.

Cash Flow provided by Operating Activities

Cash flow provided by operating activities declined $23.9 million, or 16%, for the three months ended March 31, 2010 as compared with the prior year period, as our operating income before depreciation and amortization decreased during the first three months of 2010 as compared to 2009.

We did not pay any cash taxes during the first three months of 2010.   We expect that for the full year of 2010 our cash taxes will be less than $10.0 million.  Our 2010 cash tax requirements will be reduced as a result of 2009 loss carryforwards.   In addition, our 2010 cash taxes will be impacted by approximately $60.0 million of tax benefits arising from 2009 and 2010 financing and integration costs.  Absent the tax benefits generated by integration and refinancing expenses and 2009 loss carryforwards, we estimate that cash taxes would be approximately $60.0 million to $70.0 million in 2010.

In connection with the pending Verizon Transaction, the Company commenced activities during 2009 to obtain the necessary regulatory approvals, plan and implement systems conversions and begin other initiatives necessary to effectuate the closing, which is expected to occur at the end of the second quarter of 2010, and enable the combined company to implement it’s “go to market” strategy at closing.  As a result, the Company incurred $10.4 million of acquisition and integration costs and $29.7 million in capital expenditures related to Verizon integration activities during the first three months of 2010.  While the Company continues to evaluate certain expenses, we currently expect to incur operating expenses, including deal costs, and capital expenditures of approximately $100.0 million and $180.0 million, respectively, in 2010 related to these integration activities.

Cash Flow used by Investing Activities

Capital Expenditures
For the three months ended March 31, 2010 and 2009, our capital expenditures were $69.6 million (including $29.7 million of Verizon integration–related capital expenditures) and $54.6 million, respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures of approximately $220.0 million to $240.0 million for 2010 related to our currently owned properties.

In connection with the pending acquisition of approximately 4.1 million access lines (as of March 31, 2010) from Verizon, the Company has commenced activities to obtain the necessary regulatory approvals, plan and implement systems conversions and other initiatives necessary to effectuate the closing, which is expected to occur at the end of the second quarter of 2010, and enable the combined company to implement its “go to market” strategy at closing.  As a result, the Company expects to incur operating expenses, including deal costs, and capital expenditures of approximately $100.0 million and $180.0 million, respectively, in 2010 related to the pending Verizon Transaction.

In February 2009, the President signed into law an economic stimulus package, the 2009 American Recovery and Reinvestment Act (ARRA), that includes $7.2 billion in funding, through grants and loans, for new broadband investment and adoption in unserved and underserved communities.   We filed applications for the first round of stimulus funding in West Virginia, but were notified in February 2010 that we were not selected.  The State of West Virginia was selected to receive $130.0 million in stimulus funding and Frontier will seek to work with the state in these projects.  The federal agencies responsible for administering the programs released rules and evaluation criteria for the second round of funding, with applications due by March 15, 2010.  Frontier filed a single application for $5.0 million in the second round for a middle mile project in Idaho.

Cash Flow used by and provided from Financing Activities

Debt Reduction
During the first three months of 2010, we retired an aggregate principal amount of $1.0 million of debt, consisting of $0.7 million of senior unsecured debt and $0.3 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Interest Rate Management
On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013.  We no longer maintain any interest rate swap arrangements.

Credit Facilities
As of March 31, 2010, we had an available line of credit under our revolving credit facility with seven financial institutions in the aggregate amount of $250.0 million.  Associated facility fees vary, depending on our debt leverage ratio, and were 0.275% per annum as of March 31, 2010.  The contractual expiration date for this $250.0 million five year revolving credit agreement is May 18, 2012.  However, we expect that the new revolving credit facility will replace the existing revolving credit facility upon completion of the Verizon Transaction, as discussed below.  During the term of the credit facility we may borrow, repay and reborrow funds, subject to customary borrowing conditions.  The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

On March 24, 2010, we entered into a new $750.0 million revolving credit facility (the New Credit Facility) that will become effective upon, and subject to (1) the closing of the merger, (2) the termination of the Company’s existing revolving credit facility and (3) other customary conditions. The terms of the New Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the New Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement). The New Credit Facility is scheduled to terminate on the date that is three years and six months after the effective date of the New Credit Facility. During the term of the New Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the New Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The New Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

Covenants
The terms and conditions contained in our indentures and credit facility agreements include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the allowance of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control.  Except in connection with the Verizon Transaction, as described below, we currently have no restrictions on the payment of dividends either by contract, rule or regulation, other than those imposed by the General Corporation Law of the State of Delaware.  However, we would be restricted under our credit facilities from declaring dividends if an event of default has occurred and is continuing at the time or will result from the dividend declaration.

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

As of March 31, 2010, we were in compliance with all of our debt and credit facility covenants.

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

Critical Accounting Policies and Estimates
We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.  The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.  Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, impairment of intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes, contingencies and purchase price allocations, among others.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(b)  Results of Operations
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

Revenue for the three months ended March 31, 2010 decreased $18.1 million, or 3%, to $519.8 million as compared with the prior year period.  This decline during the first three months of 2010 is a result of decreases in the number of residential and business customers, switched access revenue and directory revenue, partially offset by a $6.6 million, or 4%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one factor that is important to our revenue and profitability.  We have lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by some customers disconnecting second lines when they add HSI or cable modem service.  We lost approximately 34,700 access lines (net), or 6% on an annual basis, during the three months ended March 31, 2010.  This represents an improvement in our rate of access line loss over 2009, during which we lost approximately 37,500 access lines (net) during the three months ended March 31, 2009, or 7% on an annual basis.  We believe this improvement is attributable to the customer recognition of the value of our product bundles, fewer residential moves out of territory, fewer moves by businesses to competitors and our ability to compete with cable telephony in a maturing marketplace.  Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue profitability and cash flow.

During the three months ended March 31, 2010, we added approximately 8,100 HSI subscribers.  We expect to continue to increase HSI subscribers during the remainder of 2010 (although not enough to offset the expected continued loss in access lines).

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is a breakdown that  presents residential customer counts, average monthly revenue, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in residential customers and the 6% decline in total access lines, our customer revenue, which is all revenue except switched access and subsidy revenue, declined in the first three months of 2010 by less than 4 percent as compared to the prior year period.   The decline in customers and access lines is partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.   A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2010.

The financial tables below include a comparative analysis of our results of operations on a historical basis as of and for the three months ended March 31, 2010 and 2009.

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase
	March 31, 2010	March 31, 2009	(Decrease)
Access lines:
Residential	1,322,665	1,427,149	(7%)
Business	760,147	789,654	(4%)
Total access lines	2,082,812	2,216,803	(6%)

High-Speed Internet (HSI) subscribers	644,060	600,047	7%
Video subscribers	175,775	146,010	20%

	For the three months ended March 31,
			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$220,396	$230,466	$(10,070)	(4%)
Business	210,669	217,425	(6,756)	(3%)
Total customer revenue	431,065	447,891	(16,826)	(4%)

Regulatory (Access Services)	88,784	90,065	(1,281)	(1%)
Total revenue	$519,849	$537,956	$(18,107)	(3%)

Switched access minutes of use
(in millions)	2,077	2,377		(13%)
Average monthly total revenue per
access line	$82.51	$80.21		3%
Average monthly customer revenue
per access line	$68.42	$66.78		2%

	As of or for the three months ended March 31,
				% Increase
	2010	2009		(Decrease)
Residential customer metrics:
Customers	1,230,426	1,323,369		(7%)
Revenue (in 000's)	$220,396	$230,466		(4%)
Average monthly residential
revenue per customer	$59.13	$57.53		3%
Percent of customers on price protection
plans	55.3%	48.2%		15%
Customer monthly churn	1.37%	1.49%		(8%)
Products per residential customer (1)	2.54	2.42		5%

Business customer metrics:
Customers	138,223	149,901		(8%)
Revenue (in 000's)	$210,669	$217,425		(3%)
Average monthly business
revenue per customer	$503.41	$478.56		5%

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Frontier long distance, Frontier Peace of Mind, second lines, feature packages and dial-up have a value of 0.5.

REVENUE

	For the three months ended March 31,
			$ Increase	% Increase
($ in thousands)	2010	2009	(Decrease)	(Decrease)

Local and long distance services	$223,581	$242,308	$(18,727)	(8%)
Data and internet services	163,368	156,730	6,638	4%
Switched access and subsidy	88,784	90,065	(1,281)	(1%)
Directory services	24,617	27,705	(3,088)	(11%)
Other	19,499	21,148	(1,649)	(8%)
	$519,849	$537,956	$(18,107)	(3%)

Local and Long Distance Services
Local and long distance services revenue for the three months ended March 31, 2010 decreased $18.7 million, or 8%, to $223.6 million, as compared with the three months ended March 31, 2009.  Local and enhanced services revenue declined $18.4 million, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Long distance services revenue for the three months ended March 31, 2010 decreased $0.3 million, as compared with the three months ended March 31, 2009, primarily due to lower minutes of use and average revenue per minute of use, offset by an increase in the number of long distance customers using our bundled service offerings.  We expect our long distance services revenue to continue to trend downward.  We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings.  These offerings have resulted in an increase in long distance customers, and an increase in the minutes used by these customers.  This has lowered our overall average rate per minute billed.  While these package offerings have grown our long distance customer base, those customers who still pay on a per minute of use basis have reduced their calling volumes.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles, and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2010 increased $6.6 million, or 4%, to $163.4 million, as compared with the three months ended March 31, 2009, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue increased $3.0 million to $90.7 million for the three months ended March 31, 2010.  As of March 31, 2010, the number of the Company’s HSI subscribers had increased by approximately 44,000, or 7%, since March 31, 2009.  We have used “aspirational gifts” or promotional credits to drive growth in HSI subscribers.  Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue increased $3.6 million to $72.7 million in 2010, as compared with 2009, primarily due to growth in the number of those circuits.

On March 16, 2010, the FCC released, as required under the ARRA, its National Broadband Plan.  The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms.  The FCC has initiated the first of multiple proceedings on a broad number of topics.  Frontier cannot predict, however, what outcomes or impacts these proposals may have on our business.

Switched Access and Subsidy
Switched access and subsidy revenue for the three months ended March 31, 2010 decreased $1.3 million, or 1%, to $88.8 million, as compared with the three months ended March 31, 2009.  Switched access revenue for the first quarter of 2010 of $58.8 million decreased $3.8 million, or 6%, as compared with the first quarter of 2009, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $10.4 million, for the three months ended March 31, 2010 of $29.9 million increased $2.5 million, or 9%, as compared with the three months ended March 31, 2009, primarily due to higher receipts under the end user and long distance USF program related to an increase in the contribution factor in 2010.

Federal subsidies are driven by many factors, including the National Average Cost per Local Loop (NACPL).  Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future.  The FCC and state regulatory agencies are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies.  On May 1, 2008, the FCC issued an order to cap Competitive Eligible Telecommunications Companies (CETC) receipts from the high cost Federal Universal Service Fund.  In 2009, the federal court upheld the FCC’s order and the cap remains in place pending any future reform.

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

Directory Services
Directory services revenue for the three months ended March 31, 2010 decreased $3.1 million, or 11%, to $24.6 million, as compared with the three months ended March 31, 2009, due to a decline in yellow pages advertising.

Other
Other revenue for the three months ended March 31, 2010 decreased $1.6 million, or 8%, to $19.5 million, as compared with the three months ended March 31, 2009, primarily due to a decrease in equipment sales and lower service fee activation revenue, partially offset by reduced DISH video credits and lower bad debt expenses that are charged against revenue.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,
			$ Increase	% Increase
($ in thousands)	2010	2009	(Decrease)	(Decrease)

Network access	$53,543	$60,684	$(7,141)	(12%)

Network access expenses for the three months ended March 31, 2010 decreased $7.1 million, or 12%, to $53.5 million, as compared with the three months ended March 31, 2009, primarily due to lower “aspirational gift” and long distance carriage costs in 2010.  In the first quarter of 2009, we expensed $6.7 million for the cost of new personal computers provided to customers in connection with our “Rolling Thunder” promotion which resulted in additional DISH video and HSI subscribers.

As we continue to offer “aspirational gifts” as part of our promotions, increase our sales of data products such as HSI and increase the penetration of our unlimited long distance calling plans, our network access expense may increase in the future.

OTHER OPERATING EXPENSES

	For the three months ended March 31,
			$ Increase	% Increase
($ in thousands)	2010	2009	(Decrease)	(Decrease)

Wage and benefit expenses	$104,987	$105,791	$(804)	(1%)
All other operating expenses	88,038	94,413	(6,375)	(7%)
	$193,025	$200,204	$(7,179)	(4%)

Wage and benefit expenses
Wage and benefit expenses for the three months ended March 31, 2010 decreased $0.8 million, or 1%, to $105.0 million, as compared to the three months ended March 31, 2009, as decreases in compensation costs due to significant headcount reductions were partially offset by higher benefit costs.

Pension costs are included in our wage and benefit expenses.  The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  Pension costs for the three months ended March 31, 2010 and 2009 were approximately $7.3 million and $8.2 million, respectively.  Pension costs include pension expense of $9.0 million and $10.2 million, less amounts capitalized into the cost of capital expenditures of $1.7 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.

The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $613.6 million at March 31, 2010, an increase of $5.0 million, or 1%.  This increase is a result of positive investment returns of $20.6 million, partially offset by ongoing benefit payments of $15.6 million during the first three months of 2010.

Based on current assumptions and plan asset values, we estimate that our 2010 pension and other postretirement benefit expenses (which were $48.6 million in 2009) will be approximately $40.0 million to $50.0 million.   We expect that we will make a $10.0 million cash contribution to our pension plan in 2010, including a payment of $2.6 million which was made in April 2010.

All other operating expenses
All other operating expenses for the three months ended March 31, 2010 decreased $6.4 million, or 7%, to $88.0 million, as compared with the three months ended March 31, 2009, due to lower marketing expenses and consulting fees.

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31,
			$ Increase	% Increase
($ in thousands)	2010	2009	(Decrease)	(Decrease)

Depreciation expense	$86,996	$92,888	$(5,892)	(6%)
Amortization expense	14,053	44,670	(30,617)	(69%)
	$101,049	$137,558	$(36,509)	(27%)

Depreciation and amortization expense for the three months ended March 31, 2010 decreased $36.5 million, or 27%, to $101.0 million, as compared to the three months ended March 31, 2009.   The decrease is primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.  An independent study updating the estimated remaining useful lives of our plant assets is performed annually.  We revised our useful lives based on the study effective October 1, 2009. Our “composite depreciation rate” decreased from 5.6% to 5.2% as a result of the study.  We anticipate depreciation expense of approximately $335.0 million to $345.0 million and amortization expense of approximately $56.2 million for 2010 related to our currently owned properties.  Amortization expense for the three months ended March 31, 2009 is comprised of $30.6 million for amortization associated with our legacy properties, which were fully amortized in June 2009, and $14.1 million for intangible assets (customer base and trade name) that were acquired in the Commonwealth and Global Valley acquisitions.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended March 31,
			$ Increase	% Increase
($ in thousands)	2010	2009	(Decrease)	(Decrease)

Acquisition and integration costs	$10,370	$-	$10,370	NM

Acquisition and integration costs represent expenses incurred to close the transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms.  While the Company continues to evaluate certain expenses, we currently expect to incur acquisition and integration costs of approximately $100.0 million in 2010.  We anticipate closing the Verizon Transaction at the end of the second quarter of 2010.

INVESTMENT INCOME/OTHER INCOME, NET / INTEREST EXPENSE /
INCOME TAX EXPENSE

	For the three months ended March 31,
			$ Increase	% Increase
($ in thousands)	2010	2009	(Decrease)	(Decrease)

Investment income	$2,497	$3,562	$(1,065)	(30%)
Other income, net	$4,956	$4,685	$271	6%
Interest expense	$93,787	$88,749	$5,038	6%
Income tax expense	$32,056	$22,053	$10,003	45%

Investment Income
Investment income for the three months ended March 31, 2010 declined $1.1 million, or 30%, to $2.5 million as compared with the three months ended March 31, 2009, primarily due to a decrease of $0.9 million in income from short-term investments of cash and cash equivalents, as higher cash balances were more than offset by lower short-term investment rates.

Our average cash balance was $344.9 million and $170.5 million for the three months ended March 31, 2010 and 2009, respectively.

Other Income, Net
Other income, net for the three months ended March 31, 2010 improved $0.3 million, or 6%, to $5.0 million, as compared with the three months ended March 31, 2009, primarily due to  an increase of $2.2 million in settlement of customer advances, partially offset by a decrease of $1.9 million in litigation settlement proceeds.

Interest expense
Interest expense for the three months ended March 31, 2010 increased $5.0 million, or 6%, to $93.8 million, as compared with the three months ended March 31, 2009, primarily due to higher average debt levels and interest rates in 2010.  Our composite average borrowing rate as of March 31, 2010 as compared with the prior year was 32 basis points higher, increasing from 7.54% to 7.86%. Our average debt outstanding was $4,883.7 million and $4,732.0 million for the three months ended March 31, 2010 and 2009, respectively.

Interest expense increased due to the registered offerings of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014, completed in April 2009, and $600.0 million aggregate principal amount of 8.125% senior unsecured notes due 2018, completed in October 2009.  The net proceeds from these offerings were used during 2009 primarily to retire debt that was maturing in 2011 and 2013.

Income tax expense
The effective tax rate for the first three months of 2010 and 2009 was 42.4% and 37.4%, respectively.  Income tax expense for the three months ended March 31, 2010 increased $10.0 million, or 45%, to $32.1 million, as compared with the three months ended March 31, 2009, primarily due to higher taxable income and the impact of $4.1 million resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.  We did not pay any cash taxes during the three months ended March 31, 2010 as compared to $1.3 million for the first three months of 2009.  We expect that our cash taxes in 2010 will be less than $10.0 million.  Our 2010 cash tax requirements will be reduced as a result of 2009 loss carryforwards.  In addition, our 2010 cash taxes will be impacted by approximately $60.0 million of tax benefits arising from 2009 and 2010 financing and integration costs.  Absent the tax benefits generated by integration and refinancing expenses and 2009 loss carryforwards, we estimate that cash taxes would be approximately $60.0 million to $70.0 million in 2010.

INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN A PARTNERSHIP

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Income attributable to
the noncontrolling interest
in a partnership	$907	$652	$255	39%

Income attributable to the noncontrolling interest relates to our joint venture, Mohave Cellular LP.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure of primary market risks and how they are managed
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our pension assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices.  We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes.  As a result, we do not undertake any specific actions to cover our exposure to market risks, and we are not party to any market risk management agreements.  Our primary market risk exposures are interest rate risk and equity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio.  Our long-term debt as of March 31, 2010 was approximately 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2010.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $277.4 million of our outstanding borrowings at March 31, 2010 have fixed interest rates.  Our undrawn $250.0 million revolving credit facility has interest rates that float with LIBOR, as defined (as will the new revolving credit facility that we expect to become effective upon the closing of the Verizon Transaction).  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at March 31, 2010, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2010, the fair value of our long-term debt was estimated to be approximately $4.6 billion, based on our overall weighted average borrowing rate of 7.86% and our overall weighted average maturity of approximately 11 years.  As of March 31, 2010, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2009.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of March 31, 2010 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $613.6 million at March 31, 2010, an increase of $5.0 million, or 1%.  This increase is a result of positive investment returns of $20.6 million, partially offset by ongoing benefit payments of $15.6 million during the first three months of 2010.  We expect that we will make a $10.0 million cash contribution to our pension plan in 2010, including a payment of $2.6 million which was made in April 2010.

 Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2010, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2010.  There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.   Legal Proceedings

There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are party to various legal proceedings arising in the normal course of our business.  The outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 1A.  Risk Factors

The following risk factors update the information provided in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Related to the Verizon Transaction

             References to “the Company” in this section refer to Frontier as the combined company following the closing of the Verizon Transaction, assuming the Verizon Transaction closes.

The Verizon Transaction is subject to certain conditions, including the receipt of regulatory consents, and therefore the Verizon Transaction may not be consummated on the terms or timeline currently contemplated or at all.

The consummation of the Verizon Transaction is subject to certain conditions, including (i) the absence of conditions imposed in connection with obtaining governmental consents that would constitute a materially adverse regulatory condition, (ii) the absence of any order by a court or governmental authority enjoining or prohibiting any of the transactions, (iii) the absence of any action taken by any governmental authority in connection with the transactions that would reasonably be expected to have a material adverse effect on Verizon (assuming Verizon were comparable in size to the Company) or the Company, (iv) the receipt of applicable regulatory consents, (v) the receipt of certain tax opinions, (vi) the absence of a material adverse effect on Frontier, on Spinco or on the Spinco business, (vii) receipt by Verizon and Frontier of a solvency opinion of a nationally recognized independent valuation firm and (viii) other customary closing conditions.  In addition, regulatory staffs in Ohio, Oregon and Washington, in connection with their process for approval of the transactions, are monitoring Verizon’s operational support systems of the Spinco business (other than the portion conducted in West Virginia). This segregation of systems from Verizon’s other businesses was completed early in the second quarter of 2010.  The state commission in Washington has granted its approval for the transactions, subject to specified conditions.    Frontier and Verizon are in the process of working to obtain approvals from the state commission in West Virginia.  There can be no assurance that the remaining required regulatory approvals will be issued without the imposition of conditions that could adversely affect the Company.  In addition, the parties to the merger agreement have the right to terminate the merger agreement under certain circumstances.  We cannot assure you that the Verizon Transaction will be consummated on the terms or timeline currently contemplated or at all.

We have and will continue to expend a significant amount of capital and management time and resources on the Verizon Transaction, and a failure to consummate the transaction as currently contemplated or at all could have a material adverse effect on our business and results of operations.  Moreover, we are obligated to pay interest on the notes that were offered by Spinco in order to raise the special cash payment financing without yet having achieved any of the expected benefits from the merger.  The amount of such interest expense may be significant if the closing of the merger is delayed for a significant period of time.  Finally, the trading price of our securities could be adversely affected if the merger is not consummated as currently contemplated or at all.

The Company’s efforts to combine Frontier’s business and the Spinco business may not be successful.

The acquisition of the Spinco business is the largest and most significant acquisition we have undertaken.  Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of Frontier’s business and the Spinco business, which may decrease the time it will have to serve existing customers, attract new customers and develop new services or strategies.  We expect that the Spinco business will operate on an independent basis, separately from Verizon’s other businesses and operations, for at least 60 days prior to the closing of the spin-off and merger (other than with respect to the portion operated in West Virginia, which is expected to be ready for integration into our existing business at the closing of the merger) and will not require significant post-closing integration for the Company to continue the operations of the Spinco business immediately after the merger.  However, the size and complexity of the Spinco business and the process of using the Company’s existing common support functions and systems to manage the Spinco business after the merger, if not managed successfully by management, may result in interruptions in the Company’s business activities, a decrease in the quality of its services, a deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, our management will be required to devote a significant amount of time and attention before completion of the merger to the process of migrating the systems and processes supporting the operations of the Spinco business in West Virginia from systems owned and operated by Verizon to those owned and operated by Frontier.  The size, complexity and timing of this migration, if not managed successfully by management, may result in interruptions of our business activities.

The Company may not realize the growth opportunities and cost synergies that are anticipated from the merger.

The benefits that we expect to achieve as a result of the merger will depend, in part, on the Company’s ability to realize anticipated growth opportunities and cost synergies.  The Company’s success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Frontier’s business and operations and the Spinco business and operations.  Even if the Company is able to integrate the Frontier and Spinco businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, the Company may be unable to eliminate duplicative costs.  Moreover, the Company may incur substantial expenses in connection with the integration of Frontier’s business and the Spinco business.  While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.  For example, our estimate of expected 2010 capital expenditures related to integration activities has recently increased from $75 million to $180 million, attributable in large part to costs to be incurred in connection with third-party software licenses necessary to operate the Spinco business after the closing of the merger.  Accordingly, the benefits from the merger may be offset by costs incurred or delays in integrating the companies.

After the close of the Verizon Transaction, sales of our common stock may negatively affect its market price.

           The market price of Frontier common stock could decline as a result of sales of Frontier common stock in the market after the completion of the Verizon Transaction or the perception that these sales could occur.  To the extent permitted under a tax sharing agreement, any effort by the Company to obtain additional capital by selling equity securities in the future will be made more difficult by such sales, or the possibility that such sales may occur.

Depending on the trading prices of Frontier common stock prior to the closing of the Verizon Transaction and before accounting for the elimination of fractional shares and any additional shares that may be issued as a result of amounts paid, payable or forgone by Verizon pursuant to orders or settlements that are issued or entered into in order to obtain governmental approvals in the Spinco territory that are required to complete the transaction, Verizon stockholders will collectively own between approximately 66% and 71% of our outstanding equity immediately following the closing of the transaction.  Certain Verizon stockholders (such as certain index funds and institutional investors with specific investment guidelines that do not cover Frontier common stock) who receive shares of Frontier common stock pursuant to the merger agreement may be required to sell their shares of Frontier common stock immediately after the merger, which may negatively affect the price of Frontier common stock.

If the assets contributed to Spinco by Verizon are insufficient to operate the Spinco business, it could adversely affect the Company’s business, financial condition and results of operations.

Pursuant to the distribution agreement executed in connection with the Verizon Transaction, Verizon will contribute to Spinco defined assets and liabilities of its local exchange business and related landline activities in the Spinco territory, including Internet access and long distance services and broadband video provided to designated customers in the Spinco territory.  The merger agreement requires Verizon to segregate the Spinco business (other than the portion conducted in West Virginia) from Verizon’s other businesses and for the Spinco business to operate independently from Verizon’s other businesses, for at least 60 days prior to the closing of the spin-off and merger.  On April 16, 2010, Verizon delivered a notification to us that this segregation had been completed.  However, the contributed assets may not be sufficient to operate all aspects of the Spinco business, and the Company may need to use assets or resources from Frontier’s existing business or acquire additional assets in order to operate the Spinco business, which could adversely affect the Company’s business, financial condition and results of operations.

Pursuant to the distribution agreement, Frontier has certain rights to cause Verizon to transfer to it any assets required to be contributed to Spinco under that agreement that were not contributed as required.  If Verizon were to be unable or unwilling to transfer those assets to the Company, or if Verizon and Frontier were to disagree about whether those assets were required to be contributed to Spinco under the distribution agreement, the Company might not be able to obtain those assets or similar assets from others without significant costs or at all.

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

Regulatory agencies may delay approval of the spin-off and the merger, fail to approve them, or approve them in a manner that may diminish the anticipated benefits of the merger.

Completion of the spin-off and the merger is conditioned upon the receipt of certain government consents, approvals, orders and authorizations.  While Frontier and Verizon have obtained certain governmental approvals and they intend to pursue vigorously the two remaining required governmental approvals and expect to obtain the necessary approvals by the end of the second quarter of 2010, the requirement to receive these approvals before the spin-off and merger could significantly delay the completion of the spin-off and merger.  Any delay in the completion of the spin-off and the merger could diminish the anticipated benefits of the spin-off and the merger or result in additional transaction costs, loss of revenues or other effects associated with uncertainty about the transactions.  Any uncertainty over the ability of the companies to complete the spin-off and the merger could make it more difficult for Frontier to maintain or to pursue particular business strategies.  In addition, until the spin-off and the merger are completed, the attention of Frontier management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on obtaining regulatory approvals.

Further, governmental agencies may decline to grant required approvals (or grant their approvals subject to certain pre-merger requirements that, if not met, may result in the withdrawal of such approvals).  Any amounts paid, payable or forgone by Verizon pursuant to orders or settlements that are issued or entered into in order to obtain governmental approvals in the Spinco territory that are required to complete the spin-off and merger will increase the aggregate number of shares of Frontier common stock to be issued pursuant to the merger agreement, and any such increase could be significant.  If any governmental agency declines to grant or withdraws any required approval that is a condition under the merger agreement to the spin-off and the merger, then the spin-off and the merger may not be consummated.  In addition, conditions imposed by governmental agencies in connection with their approval of the spin-off and the merger (such as capital expenditure and operating requirements, including expansion of broadband availability, minimum capital investment commitments, price caps on certain residential and business products, product bundle offering requirements and cash management restrictions in the event certain minimum service quality standards have not been met over a defined period of time) may restrict the Company’s ability to modify the operations of its business in response to changing circumstances for a period of time after the closing of the merger or its ability to expend cash for other uses.  In particular, regulators have required, and others may require, Frontier to pre-fund commitments (such as by placing cash into escrow accounts) that have been or may be made in connection with their approval of the spin-off and the merger, and Frontier may need, or elect, to raise capital in order to finance or pre-fund these commitments.

The merger agreement contains provisions that may discourage other companies from trying to acquire Frontier.

           The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to Frontier prior to the closing of the merger that might result in greater value to Frontier stockholders than the merger.  The merger agreement generally prohibits Frontier from soliciting any acquisition proposal, and Frontier may not terminate the merger agreement in order to accept an alternative business combination proposal that might result in greater value to Frontier stockholders than the merger. In addition, before the Frontier board may withdraw or modify its recommendation, Verizon has the opportunity to offer to modify the terms of the merger in response to any competing acquisition proposals that may be made.  If the merger agreement is terminated by Frontier or Verizon in certain circumstances, Frontier may be obligated to pay a termination fee of $80.0 million to Verizon, which would represent an additional cost for a potential third party seeking a business combination with Frontier.

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

•
substantial costs related to the merger, such as legal, accounting, filing, financial advisory, financial printing fees, and integration costs that have already been incurred or will continue up to closing.  While we continue to evaluate certain other expenses, we currently expect to incur approximately $100.0 million of integration expenses, including deal costs, and approximately $180.0 million of capital expenditures in 2010;

•	substantial interest expense will be incurred on the $3.2 billion financing Spinco recently completed; and

•	potential disruption to the business of Frontier and distraction of its workforce and management team.

If the spin-off does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the Code), including as a result of subsequent acquisitions of stock of Verizon or Frontier, then Verizon or Verizon stockholders may be required to pay substantial U.S. federal income taxes, and Frontier may be obligated to indemnify Verizon for such taxes imposed on Verizon or Verizon stockholders as a result thereof.

The spin-off and merger are conditioned upon Verizon’s receipt of a private letter ruling from the Internal Revenue Service (the IRS) to the effect that the spin-off and certain related transactions will qualify as tax-free to Verizon, Spinco and the Verizon stockholders for U.S. federal income tax purposes (the IRS ruling).  A private letter ruling from the IRS generally is binding on the IRS.  The favorable IRS ruling has been received by Verizon; however, the IRS ruling does not rule that the spin-off satisfies every requirement for a tax-free spin-off, and the parties will rely solely on the opinion of counsel described below for comfort that such additional requirements are satisfied.

The spin-off and merger are also conditioned upon Verizon’s receipt of an opinion of Debevoise & Plimpton LLP (Debevoise), counsel to Verizon, to the effect that the spin-off and certain related transactions will qualify as tax-free to Verizon, Spinco and the stockholders of Verizon.  The opinion will rely on the IRS ruling as to matters covered by it.

The IRS ruling is, and the opinion of counsel will be, based on, among other things, certain representations and assumptions as to factual matters made by Verizon, Spinco and Frontier.  The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS ruling or the opinion of counsel.  An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.  In addition, the IRS ruling is, and the opinion of counsel will be, based on current law, and cannot be relied upon if current law changes with retroactive effect.

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

Under a tax sharing agreement, in certain circumstances, and subject to certain limitations, Frontier is required to indemnify Verizon against taxes on the spin-off that arise as a result of actions or failures to act by Frontier, or as a result of changes in ownership of the stock of Frontier after the merger.  See “—The Company will be unable to take certain actions after the merger because such actions could jeopardize the tax-free status of the spin-off or the merger, and such restrictions could be significant.”  In some cases, however, Verizon might recognize gain on the spin-off without being entitled to an indemnification payment under the tax sharing agreement.

If the merger does not qualify as a tax-free reorganization under Section 368 of the Code, Frontier may be required to pay substantial U.S. federal income taxes.

           The obligations of Verizon and Frontier to complete the merger are conditioned, respectively, on Verizon’s receipt of an opinion of Debevoise and Frontier’s receipt of an opinion of Cravath, Swaine & Moore LLP, counsel to Frontier, in each case to the effect that the merger will qualify as a tax-free reorganization under Section 368(a) of the Code, and that no gain or loss will be recognized as a result of the merger by Spinco or by Spinco stockholders (except for cash in lieu of fractional shares).  These opinions will be based upon, among other things, certain representations and assumptions as to factual matters made by Verizon, Spinco and Frontier.  The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the opinions.  An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.  In addition, the opinions will be based on current law, and cannot be relied upon if current law changes with retroactive effect.  If the merger was taxable, Spinco stockholders would recognize taxable gain or loss on their receipt of Frontier stock in the merger, and Spinco would be considered to have made a taxable sale of its assets to Frontier.  If the Company is required to make a material payment to Verizon under the tax sharing agreement, it may have a material adverse effect on its financial condition and results of operations.

The Company will be unable to take certain actions after the merger because such actions could jeopardize the tax-free status of the spin-off or the merger, and such restrictions could be significant.

The tax sharing agreement prohibits the Company from taking actions that could reasonably be expected to cause the spin-off to be taxable or to jeopardize the conclusions of the IRS ruling or opinions of counsel received by Verizon or Frontier.  In particular, for two years after the spin-off, the Company may not:

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

    Nevertheless, the Company will be permitted to take any of the actions described above if it obtains Verizon’s consent, or if it obtains a supplemental IRS private letter ruling (or an opinion of counsel that is reasonably acceptable to Verizon) to the effect that the action will not affect the tax-free status of the spin-off or the merger.  However, the receipt of any such consent, opinion or ruling does not relieve the Company of any obligation it has to indemnify Verizon for an action it takes that causes the spin-off to be taxable to Verizon.

    Because of these restrictions, for two years after the merger, the Company may be limited in the amount of capital stock that it can issue to make acquisitions or to raise additional capital.  Also, the Company’s indemnity obligation to Verizon may discourage, delay or prevent a third party from acquiring control of the Company during this two-year period in a transaction that the holders of the Company’s securities might consider favorable.

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

The pendency of the merger could potentially adversely affect the business and operations of Frontier and the Spinco business.

In connection with the pending merger, some customers of each of Frontier and the Spinco business may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect the revenues, earnings and cash flows of Frontier and the Spinco business, regardless of whether the merger is completed.  Similarly, it is possible current and prospective employees of Frontier and the Spinco business could experience uncertainty about their future roles with the Company following the merger, which could materially adversely affect the ability of each of Frontier and the Spinco business to attract and retain key personnel during the pendency of the merger.

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

The Company will likely face further reductions in access lines, switched access minutes of use, long distance revenues and federal and state subsidy revenues, which could adversely affect i~~t~~.

The businesses that will make up the Company have experienced declining access lines, switched access minutes of use, long distance revenues, federal and state subsidies and related revenues because of economic conditions, increasing  competition, changing consumer behavior (such as wireless displacement of wireline use, e-mail use, instant messaging and increasing use of voice over internet protocol (VOIP)), technology changes and regulatory constraints.  For example, Frontier’s access lines declined 6% on an annual basis in the first quarter of 2010, 6% in 2009 and 7% in 2008.  In addition, Frontier’s switched access minutes of use declined 13% in the first quarter of 2010 as compared to the first quarter of 2009, 12% in 2009 and 9% in 2008 (after excluding the switched access minutes added through acquisitions in 2007).  The Spinco business’s access lines declined 11% on an annual basis in the first quarter of 2010, 12% in 2009 and 10% in 2008.  In addition, the Spinco business’s switched access minutes of use declined 11% in the first quarter of 2010, as compared to the first quarter of 2009, 15% in 2009 and 10% in 2008.  These factors, among others, are likely to cause the Company’s local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors may cause the Company’s cash generated by operations to decrease.

The Company will face intense competition, which could adversely affect it.

The communications industry is extremely competitive and competition is increasing.  The traditional dividing lines between local, long distance, wireless, cable and Internet service providers are becoming increasingly blurred.  Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  The Company’s competitors do, and will include competitive local exchange carriers and other providers (or potential providers) of services, such as Internet service providers, wireless companies, VOIP providers and cable companies that may provide services competitive with the services that the Company offers or intends to introduce.  Competition will continue to be intense following the merger, and Frontier cannot assure you that the Company will be able to compete effectively.  Frontier also believes that wireless and cable telephony providers have increased their penetration of various services in Frontier’s and Spinco’s markets.  Frontier expects that the Company will continue to lose access lines and that competition with respect to all of the Company’s products and services will increase.  The merger agreement and the distribution agreement do not contain any restrictions on the Company’s or Verizon’s ability to compete with each other following the merger.   Following the merger, the Company will compete with Verizon with respect to long distance, wireless voice and data services and other services, including services to business customers of Spinco, which Verizon will continue to offer in the Spinco territory.

Frontier expects competition to intensify as a result of the entrance of new competitors, penetration of existing competitors into new markets, changing consumer behavior and the development of new technologies, products and services that can be used in substitution for the Company’s products and services.  Frontier cannot predict which of the many possible future technologies, products or services will be important in order to maintain the Company’s competitive position or what expenditures will be required to develop and provide these technologies, products or services.  The Company’s ability to compete successfully will depend on the success and cost of capital expenditure investments in the Frontier and Spinco territories as well as the cost of marketing efforts and on the Company’s ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect the Company’s business and that of its competitors differently, new services that may be introduced (including wireless broadband offerings), changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.  Increasing competition may reduce the Company’s revenues and increase the Company’s marketing and other costs as well as require the Company to increase its capital expenditures and thereby decrease its cash flow.

Some of the Company’s future competitors will have superior resources, which may place the Company at a cost and price disadvantage.

Some of the companies that are or will be competitors of the Company do and will have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than those of the Company.  In addition, some of these future competitors will be able to raise capital at a lower cost than the Company will be able to.  Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than the Company will be able to.  Additionally, the greater brand name recognition of some future competitors may require the Company to price its services at lower levels in order to retain or obtain customers.

Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

The Company may be unable to grow its revenues and cash flows despite the initiatives Frontier has implemented and intends to continue after the spin-off and merger.

The Company must produce adequate revenues and cash flows that, when combined with funds available under Frontier’s applicable revolving credit facility, will be sufficient to service the Company’s debt, fund its capital expenditures, pay its taxes, fund its pension and other employee benefit obligations and pay dividends pursuant to its dividend policy.  Frontier has identified some potential areas of opportunity and implemented and will continue to implement several growth initiatives that will also affect the Company after the spin-off and merger, including increasing marketing promotions and related expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireline and wireless HSI, satellite video products and the “Frontier Peace of Mind” suite of products, including computer technical support.  Frontier cannot assure you that management will choose the best initiatives to pursue, that its approach to these opportunities will be successful or that these initiatives will improve the Company’s financial position or its results of operations.

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

To attract and retain customers, the Company will need to provide customers with reliable service.  Some of the risks to the Company’s networks, infrastructure and information technology include physical damage, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond its control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, the Company experiences short disruptions in its service due to factors such as cable damage, inclement weather and service failures of the Company’s third-party service providers.  The Company could experience more significant disruptions in the future.  The Company could also face disruptions due to capacity limitations if changes in the Company’s customers’ usage patterns for its HSI services result in a significant increase in capacity utilization, such as through increased usage of video or peer-to-peer file sharing applications.  Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause the Company to lose customers and incur additional expenses, and thereby adversely affect its business, revenues and cash flows.

The Company’s business is and will be sensitive to the creditworthiness of its wholesale customers.

The Company has and will have substantial business relationships with other telecommunications carriers for whom it will provide service.  While bankruptcies of these carriers have not had a material adverse effect on Frontier or the Spinco business in recent years, future bankruptcies in the industry could result in the loss of significant customers by the Company, as well as cause more price competition and uncollectible accounts receivable.  Such bankruptcies may be more likely in the future if current economic conditions continue through 2010 or beyond.  As a result, the Company’s revenues and results of operations could be materially and adversely affected.

A significant portion of the Company’s workforce will be represented by labor unions and will therefore be subject to collective bargaining agreements, and if the Company is unable to enter into new agreements or renew existing agreements before they expire, the Company’s workers subject to collective bargaining agreements could engage in strikes or other labor actions that could materially disrupt the Company’s ability to provide services to its customers.

As of March 31, 2010, Frontier had approximately 5,400 active employees.  Approximately 2,750, or 51%, of these employees were represented by unions and were therefore subject to collective bargaining agreements.  Of the union represented employees as of March 31, 2010, approximately 750, or 27%, were subject to collective bargaining agreements that expire in 2010 and approximately 1,300, or 47%, were subject to collective bargaining agreements that expire in 2011.

As of March 31, 2010, assuming the Verizon Transaction had taken place as of that date,  Spinco would have had approximately 8,400 active employees.  Approximately 6,050, or 72%, of these employees were represented by unions and were therefore subject to collective bargaining agreements.  Of the union-represented employees, as of March 31, 2010, approximately 1,450, or 24%, were subject to collective bargaining agreements that expire in 2010 and approximately 2,500, or 41%, were subject to collective bargaining agreements that expire in 2011.

Frontier cannot predict the outcome of negotiations of the collective bargaining agreements covering employees who will continue as employees of the Company.  If the Company is unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt the Company’s ability to provide services.  New labor agreements or the renewal of existing agreements may impose significant new costs on the Company, which could adversely affect its financial condition and results of operations in the future.

The Company may complete a future significant strategic transaction that may not achieve intended results or could increase the number of its outstanding shares or amount of outstanding debt or result in a change of control.

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

If the Company completes an acquisition, investment or other strategic transaction, the Company may require additional financing that could result in an increase in the number of its outstanding shares or the aggregate amount of its debt, although there are restrictions on the ability of the Company to issue additional shares of stock for these purposes for two years after the merger.  See “—Risks Related to the Spin-Off and the Merger—The Company will be unable to take certain actions after the merger because such actions could jeopardize the tax-free status of the spin-off or the merger, and such restrictions could be significant.”  The number of shares of the Company’s common stock or the aggregate principal amount of its debt that it may issue may be significant.  A strategic transaction may result in a change in control of the Company or otherwise materially and adversely affect its business.

A significant portion of the Company’s work force will be eligible for retirement.

As of March 31, 2010, approximately 1,250, or 23%, of Frontier’s approximately 5,400 active employees were retirement eligible and, assuming the Verizon Transaction had taken place as of that date, approximately 1,750, or 21%, of the Spinco business’s approximately 8,400 active employees were retirement eligible.  If a substantial portion of these employees were to retire and could not be replaced (and, if necessary, their replacements could not be trained promptly), our customer service could be negatively impacted, which could have a material impact on the Company’s operations and financial results.  Also, the Spinco business has recently experienced increased vacancies resulting primarily from employees becoming eligible for, and taking, retirement, and Verizon has been hiring (and, if necessary, training) additional employees for the Spinco business to fill such vacancies.

    If the Company is unable to hire or retain key personnel, it may be unable to operate its business successfully.

The Company’s success will depend in part upon the continued services of its management.  Frontier cannot guarantee that the Company’s personnel will not leave or compete with it.  The loss, incapacity or unavailability for any reason of key members of the Company’s management team could have a material impact on the Company’s business.  In addition, the Company’s financial results and its ability to compete will suffer should it become unable to attract, integrate or retain other qualified personnel in the future.

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

The diminished availability of credit and liquidity due to the lingering impact of the severe contraction in the global financial markets and current economic conditions may continue through 2010.  This economic scenario may affect the financial health of the Company’s customers, vendors and partners, which in turn may negatively affect the Company’s revenues, operating expenses and cash flows.  In addition, Frontier currently has a $250.0 million revolving credit facility and in connection with the transactions, Frontier has entered into a new $750 million revolving credit facility to replace that facility upon and subject to the closing of the merger and termination of the existing revolving credit facility.  Although Frontier believes, based on currently available information, that the financial institutions with commitments under the revolving credit facilities will be able to fulfill their commitments to the Company, as applicable, future adverse economic conditions could prevent them from doing so.

        Volatility in asset values related to Frontier’s pension plan and our assumption of Spinco’s pension plan obligations may require us to make cash contributions to fund pension plan liabilities.

As a result of the ongoing payment of benefits and negative investment returns arising from a contraction in the global financial markets, Frontier’s pension plan assets have declined from $822.2 million at December 31, 2007, to $613.6 million at March 31, 2010, a decrease of $208.6 million, or 25%.  This decrease consisted of a decline in asset value of $52.2 million, or 6%, and benefits paid of $156.4 million, or 19%.  As a result of the continued accrual of pension benefits under the applicable pension plan and the cumulative negative investment returns arising from the contraction of the global financial markets since 2007, Frontier’s pension expenses increased in 2009.  While pension asset values increased in 2009, Frontier expects to make a cash contribution to its pension plan of $10.0 million in 2010, $2.6 million of which has already been made.  The Company will maintain Frontier’s pension plan and will be responsible for contributions to fund the plan’s liabilities, and may be required to continue making these cash contributions in respect of liabilities under Frontier’s pension plan.  Upon consummation of the merger, the Company will also maintain pension plans that assume the Spinco business’s pension plan liabilities for active employees.  The applicable Verizon tax-qualified pension plans will transfer assets to the Spinco pension plans pursuant to applicable law and the terms of the employee matters agreement entered into among Verizon, Spinco and Frontier.  The aggregate transfer related to the tax-qualified pension plans for active Spinco union employees will be sufficient for full funding of projected benefit obligations in the aggregate.  Following the merger, the Company will be responsible for making any required contributions to the new pension plans to fund liabilities of the plans, and the ongoing pension expenses of the Spinco business may require the Company to make cash contributions in respect of the Spinco business’s pension plan liabilities.

Substantial debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to approximately $4.8 billion at December 31, 2009.  Upon the completion of the merger, we will have additional indebtedness in the amount of approximately $3.5 billion.  After the merger, we expect that the Company will have access to its new $750.0 million revolving credit facility and it may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness, which would increase our total debt.  Despite the substantial additional indebtedness that the Company will have, the Company will not be prohibited from incurring additional indebtedness.  If the Verizon Transaction is completed and the Company was to incur additional indebtedness, the risks that result from our substantial indebtedness could be magnified.

     The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•	limitations on our ability to obtain additional debt or equity financing;

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

Verizon’s historical capital expenditures in connection with the Spinco business, excluding expenditures relating to Verizon’s fiber-to-the-home network (FiOS), have been significantly lower than Frontier’s level of capital expenditures when compared on a per access line basis.  Replacing or upgrading the Company’s infrastructure will require significant capital expenditures, including any expected or unexpected expenditures necessary to make replacements or upgrades to the existing infrastructure of the Spinco business.  If this capital is not available when needed or required as a result of the regulatory approval process in connection with the Verizon Transaction, the Company’s business will be adversely affected.  Responding to increases in competition, offering new services, and improving the capabilities of, or reducing the maintenance costs associated with, the Company’s plant may cause the Company’s capital expenditures to increase in the future.  In addition, the Company’s anticipated annual dividend of $0.75 per share will utilize a significant portion of the Company’s cash generated by operations and therefore could limit the Company’s ability to increase capital expenditures significantly.  While Frontier believes that the Company’s anticipated cash flows will be adequate to maintain this dividend policy while allowing for appropriate capital spending and other purposes, any material reduction in cash generated by operations and any increases in planned capital expenditures, interest expense or cash taxes would reduce the amount of cash available for further capital expenditures and payment of dividends.  Accelerated losses of access lines, the effects of increased competition, lower subsidy and access revenues and the other factors described above may reduce the Company’s cash generated by operations and may require the Company to increase capital expenditures.

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

A significant portion of Frontier’s revenues (approximately $58.8 million, or 11%, for the first quarter of 2010 and $246.3 million, or 12%, in 2009) and a significant portion of Verizon’s Separate Telephone Operations’ revenues (approximately $42 million, or 4%, for the first quarter of 2010 and $190 million, or 5%, in 2009) are derived from access charges paid by other carriers for services Frontier and the Spinco business provide in originating and terminating intrastate and interstate long distance traffic.  As a result, Frontier expects a significant portion of the Company’s revenues will continue to be derived from access charges paid by these carriers for services that the Company will provide in originating and terminating this traffic.  The amount of access charge revenues that the Company will receive for these services is regulated by the Federal Communications Commission (the FCC) and state regulatory agencies.

The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation.  On March 16, 2010, an FCC staff team issued a National Broadband Plan (the National Broadband Plan) that recommends reducing intrastate terminating switched access rates to interstate terminating switched access levels over a two-to four-year period beginning in 2012.  The National Broadband Plan further recommends eliminating all per-minute intercarrier compensation charges by 2020.  This plan must still be considered by the full FCC, which may adopt, reject or modify these proposals.  The FCC also has an ongoing proceeding considering whether to make changes to its regulatory regime governing special access services, including whether to mandate lower rates, change standards for deregulation and pricing flexibility, or to require changes to other terms and conditions.  When and how these proposed changes will be addressed are unknown and, accordingly, Frontier cannot predict the impact of future changes on the Company’s results of operations.  However, future reductions in the Company’s access revenues will directly affect the Company’s profitability and cash flows as those regulatory revenues do not have substantial associated variable expenses.

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

A portion of Frontier’s revenues (approximately $29.9 million in the aggregate, or 6%, for the first quarter of 2010 and $113.3 million in the aggregate, or 5%, in 2009) and a portion of Verizon’s Separate Telephone Operations’ revenues (approximately $58 million in the aggregate, or 6%, for the first quarter of 2010 and $220 million in the aggregate, or 5%, in 2009) are derived from federal and state subsidies for rural and high cost support, commonly referred to as universal service fund subsidies, including the Federal High Cost Loop Fund, federal interstate access support, federal interstate common line support, federal local switching support fund, various state funds and surcharges billed to customers.  The FCC and state regulatory agencies are currently considering a number of proposals for changing the manner in which eligibility for federal and state subsidies is determined as well as the amounts of such subsidies.  The FCC issued an order on May 1, 2008, to cap the amounts that competitive eligible telecommunications carriers may receive from the high cost Federal USF.  In 2009, a Federal court upheld the FCC’s order and the cap remains in place pending any future reform.  In November 2008, the FCC issued a Further Notice of Proposed Rulemaking seeking comment on several different alternatives, some of which could significantly reduce the amount of federal high cost universal service support that the Company would receive.  The National Broadband Plan, released on March 16, 2010, recommends transitioning all of the existing federal high cost subsidy programs, including the Federal High Cost Loop Fund, federal interstate access support, federal interstate common line support and the federal local switching support fund (not including surcharges billed to customers), into a new fund focusing on broadband infrastructure buildout in unserved areas.  The National Broadband Plan further recommends that there would be only one subsidized provider of broadband per geographic area, and that eligibility criteria would be company and technology agnostic, so long as the service provided meets the specifications set by the FCC.  There is no assurance that a carrier that receives support under the existing federal high cost subsidy programs would receive support under the new broadband fund.  In addition, the National Broadband Plan proposes that the total federal universal service fund, including high cost support, low income support and support to schools and libraries, remain close to its current size in 2010 dollars.  Frontier cannot predict whether or when the FCC will take additional actions or the effect of any such actions on the Company’s subsidy revenues.

Federal subsidies representing interstate access support, rural high cost loop support and local switching support represented approximately $69.1 million, or 3%, of Frontier’s revenues in 2009 and approximately $113 million, or 3%, of Verizon’s Separate Telephone Operations’ revenues in 2009.  Frontier currently expects that as a result of both an increase in the national average cost per loop and a decrease in Frontier’s and the Spinco business’s cost structure, there will be a decrease in the subsidy revenues Frontier and the Spinco business will earn in 2010 through the Federal High Cost Loop Fund.  The amount of federal interstate access support funds received may also decline as that fund is also subject to a national cap and the amounts allocated among carriers within that cap can vary from year to year.  State subsidies represented approximately $8.7 million, or less than 1%, of Frontier’s revenues in 2009 and approximately $20 million, or less than 1%, of Verizon’s Separate Telephone Operations’ revenues in 2009.  Approximately $35.5 million, or 2%, of Frontier’s 2009 revenues, and approximately $87 million, or 2%, of Verizon’s Separate Telephone Operations’ 2009 revenues, represent a surcharge to customers (local, long distance and interconnection) to recover universal service fund contribution fees which are remitted to the FCC and recorded as an expense in “other operating expenses.”  Frontier expects that approximately 5% of the Company’s revenue will continue to be derived from federal and state subsidies, and from surcharges to customers.

The Company and its industry will likely remain highly regulated, and the Company could incur substantial compliance costs that could constrain its ability to compete in its target markets.

As an incumbent local exchange carrier, some of the services the Company will offer will be subject to significant regulation from federal, state and local authorities.  This regulation could impact the Company’s ability to change its rates, especially on its basic voice services and its access rates, and could impose substantial compliance costs on the Company.  Regulation could constrain the Company’s ability to compete and, in some jurisdictions, may restrict how the Company is able to expand its service offerings.  In addition, changes to the regulations that govern the Company’s business (including any implementation of the National Broadband Plan) may have an adverse effect on its business by reducing the allowable fees that it may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of its operations and the competition in its industry.

Pending FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on the Company’s operations.

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

In addition, rapidly changing technology in the communications industry may influence the Company’s customers to consider other service providers.  For example, the Company may be unable to retain customers who decide to replace their wireline telephone service with wireless telephone service. The Company may be unable to attract or retain new customers from cable companies due to their deployment of DOCSIS 3.0.   In addition, VOIP technology, which operates on broadband (WiMAX and 4G) technology, now provides the Company’s competitors with a competitive alternative to provide voice services to the Company’s customers, and wireless broadband technologies may permit the Company’s competitors to offer broadband data services to the Company’s customers throughout most or all of its service areas.

Frontier does not currently control the Spinco business and will not control it until completion of the merger.

The Spinco business is currently controlled by Verizon, and Frontier will not obtain control until completion of the merger.  Verizon’s interests in operating the Spinco business may be different from those of Frontier, and Verizon may not operate the business in the same way that Frontier would during the period prior to the completion of the merger.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2010 to January 31, 2010
Employee Transactions (1)	-	$-

February 1, 2010 to February 28, 2010
Employee Transactions (1)	-	$-

March 1, 2010 to March 31, 2010
Employee Transactions (1)	241,015	$7.66

Totals January 1, 2010 to March 31, 2010
Employee Transactions (1)	241,015	$7.66

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

 Item 6.  Exhibits

a)	Exhibits:

4.1
Escrow Agreement, dated as of April 12, 2010, among New Communications Holdings Inc., the Company, The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, as escrow agent and J.P. Morgan Securities Inc, as representative of the several initial purchasers of 7.875% Senior Notes due 2015, 8.250% Senior Notes due 2017, 8.500% Senior Notes due 2020 and 8.750% Senior Notes due 2022 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 16, 2010 (the “April 16, 2010 8-K)).*

4.2
Registration Rights Agreement with respect to the 7.875% Senior Notes due 2015 dated as of April 12, 2010, among the Company and J.P. Morgan Securities Inc., as representatives of the several initial purchasers of such notes (filed as Exhibit 4.2 to the April 16, 2010 8-K).*

4.3
Registration Rights Agreement with respect to the 8.250% Senior Notes due 2017 dated as of April 12, 2010, among the Company and J.P. Morgan Securities Inc., as representatives of the several initial purchasers of such notes (filed as Exhibit 4.3 to the April 16, 2010 8-K).*

4.4
Registration Rights Agreement with respect to the 8.500% Senior Notes due 2020 dated as of April 12, 2010, among the Company and J.P. Morgan Securities Inc., as representatives of the several initial purchasers of such notes (filed as Exhibit 4.4 to the April 16, 2010 8-K).*

4.5
Registration Rights Agreement with respect to the 8.750% Senior Notes due 2022 dated as of April 12, 2010, among the Company and J.P. Morgan Securities Inc., as representatives of the several initial purchasers of such notes (filed as Exhibit 4.5 to the April 16, 2010 8-K).*

10.1
Credit Agreement, dated as of March 23, 2010, between the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.8 to the Registration Statement on Form 10 of New Communications Holdings Inc. filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

10.2	Amendment No. 2 to Distribution Agreement, dated as of March 23, 2010, by and between Verizon Communications Inc. and New Communications Holdings Inc. (filed as Exhibit 10.11 to the Spinco Form 10).*

10.3	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among the Company, New Communications Holdings Inc. and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*

10.4	Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Abernathy (filed as Exhibit 10.35 to the Spinco Form 10).*

10.5
Amended and Restated Employment Agreement, dated as of March 31, 2010, between the Company and Mary Agnes Wilderotter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2010).*

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
_________________________
* Incorporated herein by reference.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Robert J. Larson
Robert J. Larson
Senior Vice President and
Chief Accounting Officer

Date: May 6, 2010