Form 10-Q
period 2010-06-30
FRONTIER COMMUNICATIONS CORP
filed 2010-08-05
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes   X         No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer      ☒        Accelerated filer     ☐      Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of July 23, 2010 was 992,020,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009	3

Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009	4

Consolidated Statements of Equity for the six months ended June 30, 2009, the six months ended December 31, 2009 and the six months ended June 30, 2010	5

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

Part II. Other Information

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 5. Other Information	41

Item 6. Exhibits	42

Signature	43

Explanatory Note
Effective July 1, 2010, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Verizon Transaction, as described in Note 3 of the Notes to Consolidated Financial Statements.  Historical financial and operating data presented for Frontier is not indicative of future results.  The financial discussion represents an analysis of our results of operations on a historical basis for our Frontier legacy operations as of and for the three and six months ended June 30, 2010 and 2009.

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$231,155	$358,693
Transaction escrow	125,518	-
Accounts receivable, less allowances of $30,761 and $30,171, respectively	201,757	190,745
Prepaid expenses	21,520	28,081
Income taxes and other current assets	60,360	102,561
Total current assets	640,310	680,080

Property, plant and equipment, net	3,116,201	3,133,521
Goodwill, net	2,642,323	2,642,323
Other intangibles, net	219,622	247,527
Other assets	177,366	174,804
Total assets	$6,795,822	$6,878,255

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$7,215	$7,236
Accounts payable	110,424	139,556
Other current liabilities	246,130	245,885
Total current liabilities	363,769	392,677

Deferred income taxes	736,401	722,192
Other liabilities	625,297	630,187
Long-term debt	4,798,822	4,794,129

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 and 600,000,000 authorized shares, respectively, 313,392,000 and 312,328,000 outstanding, respectively, and
349,456,000 issued at June 30, 2010 and December 31, 2009)	87,364	87,364
Additional paid-in capital	866,423	956,401
Retained earnings	2,091	2,756
Accumulated other comprehensive loss, net of tax	(237,565)	(245,519)
Treasury stock	(458,465)	(473,391)
Total shareholders' equity of Frontier	259,848	327,611
Noncontrolling interest in a partnership	11,685	11,459
Total equity	271,533	339,070
Total liabilities and equity	$6,795,822	$6,878,255

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
($ in thousands, except for per-share amounts)
(Unaudited)

	2010	2009

Revenue	$516,137	$532,142

Operating expenses:
Network access expenses	53,139	59,203
Other operating expenses	189,649	192,754
Depreciation and amortization	99,974	132,818
Acquisition and integration costs	36,964	10,751
Total operating expenses	379,726	395,526

Operating income	136,411	136,616

Investment income	3,500	1,263
Other income, net	6,334	3,355
Interest expense	93,968	98,670

Income before income taxes	52,277	42,564
Income tax expense	16,338	14,254

Net income	35,939	28,310

Less: Income attributable to the noncontrolling interest in a partnership	818	392
Net income attributable to common shareholders of Frontier	$35,121	$27,918

Basic and diluted net income per common share attributable to common
shareholders of Frontier	$0.11	$0.09

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
($ in thousands, except for per-share amounts)
(Unaudited)

	2010	2009

Revenue	$1,035,986	$1,070,098

Operating expenses:
Network access expenses	106,682	119,887
Other operating expenses	382,674	392,958
Depreciation and amortization	201,023	270,376
Acquisition and integration costs	47,334	10,751
Total operating expenses	737,713	793,972

Operating income	298,273	276,126

Investment income	5,997	4,825
Other income, net	11,290	8,040
Interest expense	187,755	187,419

Income before income taxes	127,805	101,572
Income tax expense	48,394	36,307

Net income	79,411	65,265

Less: Income attributable to the noncontrolling interest in a partnership	1,725	1,044
Net income attributable to common shareholders of Frontier	$77,686	$64,221

Basic and diluted net income per common share attributable to common
shareholders of Frontier	$0.25	$0.20

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009, THE SIX MONTHS ENDED DECEMBER 31, 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010
($ and shares in thousands, except for per-share amounts)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2009	349,456	$87,364	$1,117,936	$38,163	$(237,152)	(38,142)	$(487,266)	$10,561	$529,606
Stock plans	-	-	(11,188)	-	-	1,049	14,113	-	2,925
Dividends on common stock of $0.50 per share	-	-	(78,085)	(78,099)	-	-	-	-	(156,184)
Net income	-	-	-	64,221	-	-	-	1,044	65,265
Other comprehensive income, net of tax	-	-	-	-	8,049	-	-	-	8,049
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance June 30, 2009	349,456	87,364	1,028,663	24,285	(229,103)	(37,093)	(473,153)	10,105	448,161
Stock plans	-	-	5,829	-	-	(35)	(238)	-	5,591
Dividends on common stock of $0.50 per share	-	-	(78,091)	(78,091)	-	-	-	-	(156,182)
Net income	-	-	-	56,562	-	-	-	1,354	57,916
Other comprehensive loss, net of tax	-	-	-	-	(16,416)	-	-	-	(16,416)
Balance December 31, 2009	349,456	87,364	956,401	2,756	(245,519)	(37,128)	(473,391)	11,459	339,070
Stock plans	-	-	(11,623)	-	-	1,064	14,926	-	3,303
Dividends on common stock of $0.50 per share	-	-	(78,355)	(78,351)	-	-	-	-	(156,706)
Net income	-	-	-	77,686	-	-	-	1,725	79,411
Other comprehensive income, net of tax	-	-	-	-	7,954	-	-	-	7,954
Distributions	-	-	-	-	-	-	-	(1,499)	(1,499)
Balance June 30, 2010	349,456	$87,364	$866,423	$2,091	$(237,565)	(36,064)	$(458,465)	$11,685	$271,533

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
($ in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Net income	$35,939	$28,310	$79,411	$65,265
Other comprehensive income, net of tax	3,977	4,018	7,954	8,049
Comprehensive income	39,916	32,328	87,365	73,314

Less: Compreensive incmoe attributable to the noncontrolling
interest in a partnership	(818)	(392)	(1,725)	(1,044)

Comprehensive income attributable to the common shareholders of Frontier	$39,098	$31,936	$85,640	$72,270

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
($ in thousands)
(Unaudited)

	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$79,411	$65,265
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	201,023	270,376
Stock based compensation expense	5,228	4,561
Pension costs	12,159	16,454
Gain on extinguishment of debt	-	(3,664)
Other non-cash adjustments	(3,423)	(1,702)
Deferred income taxes	6,236	8,319
Change in accounts receivable	(6,537)	10,231
Change in accounts payable and other liabilities	(24,751)	(21,287)
Change in prepaid expenses, income taxes and other current assets	48,224	(18,223)
Net cash provided by operating activities	317,570	330,330
Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(93,350)	(107,757)
Capital expenditures - Integration activities	(62,353)	(2,607)
Transaction escrow	(125,518)	-
Other assets purchased and distributions received, net	(134)	628
Net cash used by investing activities	(281,355)	(109,736)
Cash flows provided from (used by) financing activities:
Long-term debt borrowings	-	538,830
Long-term debt payments	(1,955)	(309,954)
Financing costs paid	(3,225)	(911)
Issuance of common stock	-	680
Dividends paid	(156,706)	(156,184)
Repayment of customer advances for construction and
distributions to noncontrolling interests	(1,867)	(2,580)
Net cash (used by) provided from financing activities	(163,753)	69,881

Increase (decrease) in cash and cash equivalents	(127,538)	290,475
Cash and cash equivalents at January 1,	358,693	163,627
Cash and cash equivalents at June 30,	$231,155	$454,102

Cash paid during the period for:
Interest	$180,863	$181,066
Income taxes (refunds)	$(805)	$40,458

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” or the “Company” in this report.  Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications of balances previously reported have been made to conform to the current presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the results for the interim periods shown.  For our financial statements as of and for the periods ended June 30, 2010, we evaluated subsequent events through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

The Company collects various taxes from its customers and subsequently remits such funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $11.4 million and $8.7 million for the three months ended June 30, 2010 and 2009, respectively, and $21.7 million and $16.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

(2)    Recent Accounting Literature and Changes in Accounting Principles:

Business Combinations
In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (currently ASC Topic 805).  The revised statement, SFAS No. 141R (ASC Topic 805), as amended by FSP SFAS No. 141(R)-1 (ASC Topic 805), requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs.  The effective date of SFAS No. 141R (ASC Topic 805) was for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will account for our acquisition of approximately 4.0 million access lines (as of the date of closing on July 1, 2010) from Verizon Communications Inc. (Verizon)  (the Verizon Transaction) using the guidance included in SFAS No. 141R (ASC Topic 805).  We incurred approximately $37.0 million and $10.8 million of acquisition and integration costs in connection with the Verizon Transaction during the three months ended June 30, 2010 and 2009, respectively, and approximately $47.3 million and $10.8 million for the six months ended June 30, 2010 and 2009, respectively.  In accordance with SFAS No. 141R (ASC Topic 805), such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

(3)   The Verizon Transaction:
On July 1, 2010, pursuant to an Agreement and Plan of Merger, dated as of May 13, 2009, as amended, by and among Verizon, New Communications Holdings Inc. (Spinco) and Frontier (the Merger Agreement), Spinco merged with and into Frontier, with Frontier surviving as the combined company and conducting the combined business operations of Frontier and the Spinco business, as defined below (the Merger).  Immediately prior to the Merger, Spinco, a subsidiary of Verizon holding the defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Spinco territory), including Internet access and long distance services and broadband video provided to designated customers in the Spinco territory (the Spinco business), was spun off to Verizon shareholders (the Spin-Off and, together with the Merger and other related transactions, the Verizon Transaction).  As a result of the Merger, Frontier also serves approximately 300 customers in a portion of Virginia bordering West Virginia.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 1, 2010, Spinco had approximately 4.0 million access lines in 14 states and approximately 9,200 employees. Spinco had operating revenues of approximately $4.1 billion for the year ended December 31, 2009 and approximately $1.9 billion for the six months ended June 30, 2010.

On March 24, 2010, we entered into a new $750.0 million revolving credit facility (the New Credit Facility) that became effective on July 1, 2010, concurrently with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility. The terms of the New Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the New Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement). The New Credit Facility is scheduled to terminate on January 1, 2014. During the term of the New Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the New Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The New Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

On April 12, 2010, Spinco completed a private offering for $3.2 billion aggregate principal amount of Senior Notes (the Senior Notes). The gross proceeds of the offering, plus $125.5 million (equal to the amount of interest that will accrue on the notes from April 12, 2010 to October 1, 2010; the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the Spin-Off and the completion of the Merger, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment by Spinco to Verizon, as contemplated by the Verizon Transaction, with amounts in excess of the special cash payment and the initial purchaser’s discount retained by the Company (approximately $53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

The Senior Notes consist of $500.0 million aggregate principal amount of Senior Notes due 2015 (the 2015 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2017 (the 2017 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2020 (the 2020 Notes) and $500.0 million aggregate principal amount of Senior Notes due 2022 (the 2022 Notes).

The 2015 Notes have an interest rate of 7.875% per annum, the 2017 Notes have an interest rate of 8.25% per annum, the 2020 Notes have an interest rate of 8.50% per annum and the 2022 Notes have an interest rate of 8.75% per annum. The Senior Notes were issued at a price equal to 100% of their face value. The Senior Notes were sold in a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act).  We have filed with the SEC a registration statement on Form S-4 for the purpose of exchanging up to the entire amount of outstanding Senior Notes for registered notes (the Exchange Offer).  We commenced the Exchange Offer on July 15, 2010.

Upon completion of the Merger on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the Senior Notes.

With respect to our acquisition of Spinco, the final allocation of the purchase price will be based on the fair values of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Merger.  The final allocation is dependent upon valuations and other studies that have not been completed.  Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time.  As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.  We will

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include this information in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  On July 1, 2010, as a result of the Merger, the Company’s equity balance increased by $5.25 billion upon the issuance of 678,530,386 shares of Frontier common stock and its long-term debt balance increased by $3.5 billion for long-term debt assumed by the Company.

The fair value of consideration issued to acquire Spinco amounted to $5.3 billion and included $5.25 billion for the issuance of Frontier common shares.  As a result of the Merger, Verizon stockholders received 678,530,386 shares of Frontier common stock which is an amount equal to (1) $5,247,000,000, divided by (2) $7.7329, which was the average of the volume-weighted averages of the trading prices of Frontier common stock for the 30 consecutive trading days ending on the third trading day before the closing of the Merger, provided that the trading price for a share of Frontier common stock for each day before the stock began trading ex-dividend during this 30 day period was reduced for purposes of this calculation by the amount of the dividend payable.  Immediately after the closing of the Merger, Verizon stockholders owned approximately 68.4% of the combined company’s outstanding equity, and existing Frontier stockholders owned approximately 31.6% of the combined company’s outstanding equity.

For federal income tax purposes, the Merger of Spinco into Frontier on July 1, 2010 is treated as an acquisition of Frontier by Verizon shareholders since Verizon shareholders, after the Merger, owned a majority of the shares of the combined companies.  Because the Merger was a stock for stock transaction, Spinco’s and Frontier’s assets will retain their historical tax bases and holding periods.  In the third quarter of 2010, Frontier will write off certain deferred tax assets currently estimated at approximately $12 million related to transaction costs which are not tax deductible.  These costs were incurred to facilitate the Merger and as such must be capitalized for tax purposes.  As a result, Frontier’s effective tax rate for the third quarter and 2010 tax year will increase relative to prior periods.

Since the initial accounting for the business combination is incomplete at this time, as discussed above, we are unable to provide the pro forma revenues and earnings of the combined company.  We will include this information in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Accounts Receivable:
The components of accounts receivable, net at June 30, 2010 and December 31, 2009 are as follows:

($ in thousands)	June 30, 2010	December 31, 2009

End user	$211,420	$205,384
Other	21,098	15,532
Less: Allowance for doubtful accounts	(30,761)	(30,171)
Accounts receivable, net	$201,757	$190,745

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect our accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $5.2 million and $7.6 million for the three months ended June 30, 2010 and 2009, respectively and $11.4 million and $14.3 million for the six months ended June 30, 2010 and 2009, respectively.

(5)    Property, Plant and Equipment:
Property, plant and equipment at June 30, 2010 and December 31, 2009 is as follows:

($ in thousands)	June 30, 2010	December 31, 2009

Property, plant and equipment	$7,939,604	$7,803,062
Less: Accumulated depreciation	(4,823,403)	(4,669,541)
Property, plant and equipment, net	$3,116,201	$3,133,521

Depreciation expense is principally based on the composite group method.  Depreciation expense was $85.9 million and $91.4 million for the three months ended June 30, 2010 and 2009, respectively, and $172.9 million and $184.3 million for the six months ended June 30, 2010 and 2009, respectively.  Effective with the completion of an independent study of the estimated useful lives of our plant assets we adopted new lives beginning October 1, 2009.

(6)    Other Intangibles:
The components of other intangibles at June 30, 2010 and December 31, 2009 are as follows:

($ in thousands)	June 30, 2010	December 31, 2009

Customer base	$270,309	$270,309
Trade name and license	134,880	134,680
Other intangibles	405,189	404,989
Less: Accumulated amortization	(185,567)	(157,462)
Total other intangibles, net	$219,622	$247,527

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $14.1 million and $41.4 million for the three months ended June 30, 2010 and 2009, respectively, and $28.2 million and $86.1 million for the six months ended June 30, 2010 and 2009, respectively. Amortization expense for the three and six months ended June 30, 2010 and 2009 included $14.1 million and $28.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.  Amortization expense for the three and six months ended June 30, 2009 included $27.3 million and $57.9 million, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009.

(7)   Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at June 30, 2010 and December 31, 2009.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 4,798,822	$ 4,575,147	$ 4,794,129	$ 4,628,132

(8)    Long-Term Debt:
The activity in our long-term debt from December 31, 2009 to June 30, 2010 is summarized as follows:

		Six months ended June 30, 2010
					Interest
					Rate* at
	December 31,		New	June 30,	June 30,
($ in thousands)	2009	Payments	Borrowings	2010	2010

Rural Utilities Service Loan Contracts	$15,600	$(530)	$-	$15,070	6.07%

Senior Unsecured Debt	4,855,001	(1,425)	-	4,853,576	7.88%

Industrial Development Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$4,884,151	$(1,955)	$-	$4,882,196	7.87%

Less: Debt Discount	(82,786)			(76,159)
Less: Current Portion	(7,236)			(7,215)

	$4,794,129			$4,798,822

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations.  The interest rates at June 30, 2010 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$76,089	9.250%	$76,089	9.250%
Due 10/24/2011	200,000	6.270%	200,000	6.270%
Due 12/31/2012	144,750	2.000% (Variable)	145,500	1.625% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	131,963	2.375% (Variable)	132,638	2.000% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	4,358,709		4,360,134

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Total	$4,853,576	7.88%	$4,855,001	7.86%

On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014.  The issue price was 91.805% of the principal amount of the notes.  We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts.  During the second quarter of 2009, we used $308.0 million of the proceeds to repurchase $311.7 million principal amount of debt, consisting of $255.7 million of our 9.25% Senior Notes due May 15, 2011, $40.0 million of our 7.875% Senior Notes due January 15, 2027 and $16.0 million of our 7.125% Senior Notes due March 15, 2019.  As a result of these repurchases, a $3.7 million gain was recognized and included in other income, net in our consolidated statements of operations for the three and six months ended June 30, 2009.

As of June 30, 2010, we had an available line of credit under our revolving credit facility with seven financial institutions in the aggregate amount of $250.0 million.  This facility was replaced on July 1, 2010 with a $750.0 million credit facility upon completion of the Verizon Transaction (see Note 3).

As of June 30, 2010, we were in compliance with all of our debt and credit facility financial covenants.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our principal payments for the next five years are as follows as of June 30, 2010:

($ in thousands)	Principal Payments	Debt Assumed Upon Merger

2010 (remaining six months)	$5,281	$-
2011	$279,956	$-
2012	$180,366	$-
2013	$709,855	$-
2014	$600,517	$-
2015	$300,549	$500,000

(9)    Net Income Per Common Share:
The reconciliation of the net income per common share calculation for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

($ in thousands, except per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$35,121	$27,918	$77,686	$64,221

Less: Dividends allocated to unvested restricted stock awards	(734)	(566)	(1,375)	(1,142)
Total basic and diluted net income attributable to common
shareholders of Frontier	$34,387	$27,352	$76,311	$63,079

Basic earnings per common share:
Total weighted-average shares and unvested restricted stock	313,401	312,361	313,095	312,052
awards outstanding - basic
Less: Weighted-average unvested restricted stock awards	(2,737)	(2,266)	(2,583)	(2,109)
Total weighted-average shares outstanding – basic	310,664	310,095	310,512	309,943

Net income per share attributable to common shareholders of Frontier	$0.11	$0.09	$0.25	$0.20

Diluted earnings per common share:
Total weighted-average shares outstanding - basic	310,664	310,095	310,512	309,943
Effect of dilutive restricted stock awards	-	-	286	-
Effect of dilutive units	473	-	-	-
Total weighted-average shares outstanding - diluted	311,137	310,095	310,798	309,943

Net income per share attributable to common shareholders of Frontier	$0.11	$0.09	$0.25	$0.20

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
For the three and six months ended June 30, 2010 and 2009, options to purchase 3,547,000 shares and 3,565,000 shares, respectively, (at exercise prices ranging from $8.19 to $18.46) issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three and six months ended June 30, 2010 and 2009, the impact of dividends paid on unvested restricted stock awards have been deducted from net income attributable to common shareholders of Frontier in accordance with FSP EITF No. 03-6-1, (ASC Topic 260) which we adopted in the first quarter of 2009 on a retrospective basis.

Stock Units
At June 30, 2010 and 2009, we had 472,120 and 411,889 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

(10)  Stock Plans:
At June 30, 2010, we had five stock-based compensation plans under which grants have been made and awards remained outstanding.  At June 30, 2010, there were 12,540,761 shares authorized for grant under these plans and 10,698,568 shares available for grant under two of the plans.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan that was adopted on May 14, 2009, the EIP) and the Deferred Fee Plan.

The following summary presents information regarding outstanding stock options as of June 30, 2010 and changes during the six months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2010	3,551,000	$13.74	1.5	$-
Options granted	-	$-
Options exercised	-	$-		$-
Options canceled, forfeited or lapsed	(4,000)	$10.98
Balance at June 30, 2010	3,547,000	$13.74	1.0	$-

Exercisable at June 30, 2010	3,547,000	$13.74	1.0	$-

There were no options granted during the first six months of 2010.  No cash was received upon the exercise of options during the first six months of 2010.

The total intrinsic value of stock options exercised during the first six months of 2009 was $0.7 million.  The total intrinsic value of stock options outstanding and exercisable at June 30, 2009 was zero.  There were no options granted during the first six months of 2009.  Cash received upon the exercise of options during the first six months of 2009 totaled $0.7 million.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents information regarding unvested restricted stock as of June 30, 2010 and changes during the six months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2010	2,193,000	$10.41	$17,126,000
Restricted stock granted	1,318,000	$7.70	$9,370,000
Restricted stock vested	(749,000)	$11.20	$5,322,000
Restricted stock forfeited	(38,000)	$8.93
Balance at June 30, 2010	2,724,000	$8.91	$19,370,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2010 was $20.2 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

The total fair value of shares granted and vested during the six months ended June 30, 2009 was approximately $7.8 million and $3.7 million, respectively.  The total fair value of unvested restricted stock at June 30, 2009 was $16.2 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2009 was $8.44.  Shares granted during the first six months of 2009 totaled 1,098,000.

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

(12) Investment Income:
The components of investment income for the three and six months ended June 30, 2010 and 2009 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2010	2009	2010	2009

Interest and dividend income	$117	$912	$2,533	$4,200
Investment gain	2,905	-	2,905	-
Equity earnings	478	351	559	625
Total investment income	$3,500	$1,263	$5,997	$4,825

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  Other Income, Net:
 The components of other income, net for the three and six months ended June 30, 2010 and 2009 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2010	2009	2010	2009

Gain on debt repurchases	$-	$3,664	$-	$3,664
Gain on expiration/settlement of customer advances	105	-	4,848	2,513
Split-dollar life insurance policy settlement	4,379	-	4,379	-
Litigation settlement proceeds	1,838	(17)	2,100	2,186
Other, net	12	(292)	(37)	(323)
Total other income, net	$6,334	$3,355	$11,290	$8,040

(14)  Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$1,609	$1,435	$3,218	$2,870
Interest cost on projected benefit obligation	12,381	12,964	24,762	25,928
Expected return on plan assets	(11,649)	(11,096)	(23,298)	(22,192)
Amortization of prior service cost /(credit)	(50)	(64)	(100)	(128)
Amortization of unrecognized loss	6,748	6,920	13,496	13,840
Net periodic pension benefit cost	$9,039	$10,159	$18,078	$20,318

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions		Other Than Pensions
	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$99	$113	$198	$226
Interest cost on projected benefit obligation	2,629	2,857	5,258	5,714
Expected return on plan assets	(108)	(109)	(216)	(218)
Amortization of prior service cost/(credit)	(1,929)	(1,938)	(3,858)	(3,876)
Amortization of unrecognized loss	1,581	1,481	3,162	2,962
Net periodic postretirement benefit cost	$2,272	$2,404	$4,544	$4,808

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first six months of 2010 and 2009, we capitalized $3.3 million and $3.9 million, respectively, of pension expense into the cost of our capital expenditures, as the costs that relate to our engineering and plant construction activities.  We expect that our 2010 pension and other postretirement benefit expenses will be between $40.0 million and $50.0 million for our Frontier legacy operations, as compared to $48.6 million in 2009.  We expect that we will make a $10.0 million cash contribution to our pension plan in 2010, including payments of $5.2 million made through July 2010.

The Company’s pension plan assets have decreased from $608.6 million at December 31, 2009 to $578.9 million at June 30, 2010, a decrease of $29.7 million, or 5%.  This decrease is a result of ongoing benefit payments of $33.1 million, partially offset by $3.4 million of positive investment returns and cash contributions during the first six months of 2010.

(15) Commitments and Contingencies:
We anticipate capital expenditures of approximately $220.0 million to $240.0 million for 2010 related to our Frontier legacy properties. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Verizon Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing, which occurred on July 1, 2010, and continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets. The Company currently expects to incur operating expenses, including deal costs, and capital expenditures of approximately $100.0 million and $180.0 million, respectively, in 2010 related to these integration initiatives.  The Company incurred $47.3 million of acquisition and integration costs and $62.4 million in capital expenditures related to Verizon integration activities during the first six months of 2010.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Verizon Transaction, specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing.  These requirements focus primarily on a variety of capital investment commitments, including the expansion of broadband availability and speeds to at least 85% of the households throughout the combined company with minimum speeds of 4 megabytes (MB) by the end of 2015.  To satisfy all or part of certain capital investment commitments, we have placed an aggregate amount of $55 million in cash in escrow accounts in July 2010.  In addition, to satisfy our capital investment commitments in West Virginia, we agreed to place an aggregate amount of $60 million in cash in an escrow account and to obtain a letter of credit for $190 million.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier incurs the defined capital expenditures in the respective states.

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

(16) Subsequent Events:
On July 1, 2010, Frontier completed its acquisition of local wireline operations from Verizon in 14 states.  See Notes 3 and 15 for further discussion.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, any of the following possibilities:

•	For two years after the Merger, we will be limited in the amount of capital stock that we can issue to make acquisitions or to raise additional capital;

•
Our indemnity obligation to Verizon may discourage, delay or prevent a third party from acquiring control of us during the two-year period following the Merger in a transaction that stockholders might consider favorable;

•	Our ability to successfully integrate the Verizon operations into Frontier’s existing operations;

•	The effects of increased expenses incurred due to activities related to the Verizon Transaction;

•	The risk that the growth opportunities and cost synergies from the Verizon Transaction may not be fully realized or may take longer to realize than expected;

•	Our ability to maintain relationships with customers, employees or suppliers;

•
The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product or service offerings and the risk that we will not respond on a timely or profitable basis;

•	Reductions in the number of our access lines that cannot be offset by increases in High-Speed Internet (HSI) subscribers and sales of other products;

•	The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation;

•	The effects of changes in the availability of federal and state universal funding to us and our competitors;

•	The effects of competition from cable, wireless and other wireline carriers (through Voice over Internet Protocol (VOIP), DOCSIS 3.0, 4G or otherwise);

•	Our ability to adjust successfully to changes in the communications industry and to implement strategies for growth;

•
Adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing;

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	Continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•
The effects of changes in both general and local economic conditions on the markets that we serve, which can affect demand for our products and services, customer purchasing decisions, collectability of revenues and required levels of capital expenditures related to new construction of residences and businesses;

•	Our ability to effectively manage service quality in our territories;

•	Our ability to successfully introduce new product offerings, including our ability to offer bundled service packages on terms that are both profitable to us and attractive to customers;

•	Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulations;

•	Our ability to effectively manage our operations, operating expenses and capital expenditures, and to repay, reduce or refinance our debt;

•	The effects of customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

•
The effects of technological changes and competition on our capital expenditures and product and service offerings, including the lack of assurance that our network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

•	The effects of increased medical, retiree and pension expenses and related funding requirements;

•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

•	Our ability to successfully renegotiate union contracts expiring in 2010 and thereafter;

•	Declines in the value of our pension plan assets, which could require us to make contributions to the pension plan in 2011 and beyond;

•
Our ability to pay dividends on our common shares, which may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and liquidity;

•	The effects of any unfavorable outcome with respect to any current or future legal, governmental or regulatory proceedings, audits or disputes;

•	The possible impact of adverse changes in political or other external factors over which we have no control; and

•	The effects of severe weather events such as hurricanes, tornados, ice storms or other natural or man-made disasters.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Any of the foregoing events, or other events, could cause financial information to vary from management’s forward-looking statements included in this report.  You should consider these important factors, as well as the risks set forth under Item 1A. “Risk Factors” in this report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf.  The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report.  We have no obligation to update or revise these forward-looking statements.

Overview
On July 1, 2010, pursuant to an Agreement and Plan of Merger, dated as of May 13, 2009, as amended, by and among Verizon, Spinco and Frontier, Spinco merged with and into Frontier, with Frontier surviving as the combined company and conducting the combined business operations of Frontier and Spinco.  Immediately prior to the Merger, Spinco, which was a subsidiary of Verizon and held the defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in the Spinco territory, was spun off to Verizon shareholders.  As a result of the Merger, Frontier also serves approximately 300 customers in a portion of Virginia bordering West Virginia.  The Verizon Transaction was financed with approximately $5.3 billion of common stock plus the assumption of approximately $3.5 billion in debt (including $3.2 billion of Senior Notes plus the assumption of $250.0 million of other debt).  As of July 1, 2010, Spinco had approximately 4.0 million access lines in 14 states and approximately 9,200 employees.

We believe that the combined company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities, and the nation’s fifth largest Incumbent Local Exchange Carrier (ILEC), with approximately 6.0 million access lines, 1.7 million broadband connections and 14,800 employees in 27 states as of July 1, 2010. On a pro forma basis, the combined company’s revenues would have been approximately $6.1 billion for the year ended December 31, 2009 and approximately $2.9 billion for the six months ended June 30, 2010.

Based on the level of debt and projected cash flows that we assumed from Spinco on July 1, 2010, our overall debt increased but our capacity to service the debt has been significantly enhanced as compared to our capacity at June 30, 2010.

Competition in the communications industry is intense and increasing. We expect that we will experience competition from many communications service providers. These providers include cable operators offering video, data and VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers. We also believe that competition will continue to intensify in 2010 and beyond and may result in reduced revenues for the combined company.

The lingering impact of the severe contraction in the global financial markets that occurred in 2008 and 2009 and the subsequent recession has impacted residential and business customer behavior, causing them to reduce expenditures by not purchasing our services or by discontinuing some or all of our services. These trends may continue and may result in a continued challenging revenue environment. These factors could also result in increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We will employ a number of strategies to combat the competitive pressures and changes in customer behavior noted above. These strategies will focus on preserving and generating new revenues through customer retention, upgrading and up-selling services to existing customers, new customer growth, win backs of former customers, new product deployment, and managing our profitability and cash flow through targeted reductions in operating expenses and capital expenditures.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We will seek to achieve our customer retention goals by offering attractive packages of value-added services to our local access line customers and providing exemplary customer service. Bundled services include HSI, unlimited long distance calling, enhanced telephone features and video offerings (direct broadcast satellite services from DIRECTV and Echostar, FiOS services in certain states and over-the-top like video on myfitv.com). We will tailor these services to the needs of our residential and business customers and continually evaluate the introduction of new and complementary products and services, many of which can also be purchased separately. Customer retention will also be enhanced by offering one-, two-and three-year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers. Additionally, we will focus on enhancing the customer experience, as we believe exceptional customer service will differentiate us from our competition. We will demonstrate our commitment to providing exemplary customer service by continuing our expanded customer service hours, shorter scheduling windows for in-home appointments and the call reminders and follow-up calls for service appointments. In addition, the combined company’s local area markets will be operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets. Customers in its markets will have direct access to those local managers to help them manage their communications needs.

We will utilize targeted and innovative promotions like “aspirational gifts” (e.g., personal computers) or promotional credits to attract new customers, including those moving into our territory, to win back former customers and to upgrade and up-sell existing customers a variety of service offerings including HSI, video, and enhanced long distance and feature packages in order to maximize the average revenue per customer (wallet share) paid to us. Depending upon market and economic conditions, we may offer such promotions to drive sales in the future.

We will also focus on increasing sales of newer products, including unlimited long distance minutes, bundles of long distance minutes, wireless data, Internet portal advertising, and the Frontier Peace of Mind product suite. This last category is a suite of products that is aimed at managing the total communications and personal computing experience for our customers and is designed to provide value and simplicity to meet customers’ ever-changing needs. The Frontier Peace of Mind products and services suite includes services such as an in-home, full installation of the combined company’s HSI product, two-hour appointment windows for the installation, hard drive back-up services, 24-7 help desk PC support and inside wire maintenance (when bundled). In 2009 and in the six months ended June 30, 2010, the Frontier Peace of Mind products generated approximately $3.2 million and $2.5 million, respectively, in revenue for Frontier and we plan to make it available to all of the combined company’s customers. We will also continue to offer the myfitv.com website, which provides easy online access to free television programs, video on demand movies and other entertainment. Hard drive back-up services, 24-7 help desk PC support and myfitv.com services will also be available outside of the combined company’s service territories. Although we are optimistic about the opportunities provided by each of these initiatives to increase revenue and reduce customer churn (i.e., customer attrition), we cannot provide assurance about their long-term profitability or impact on revenue.

The combination of offering multiple products and services to the combined company’s customers pursuant to price protection programs, billing them on a single bill, providing superior customer service, and being active in our local communities may make our customers more loyal, and, as a result, may help us generate new, and retain existing, customer revenue.

Revenues for the Frontier legacy operations declined in the first half of 2010 as compared to 2009.  Revenues from data and internet services such as HSI grew and increased for our Frontier legacy properties as a percentage of our total revenues and revenues from local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.   Switched access and subsidy revenue represented 16% of our revenues for the six months ended June 30, 2010.  Switched access revenue was $115.3 million for the six months ended June 30, 2010, or 11% of our revenues, down from $125.8 million for the six months ended June 30, 2009, or 12% of our revenues.  Federal and state subsidy revenue, including surcharges of $21.7 million billed to customers which are remitted to the FCC, was $53.7 million for the six months ended June 30, 2010, or 5% of our revenues, up from $51.7 million for the six months ended June 30, 2009, or 5% of our revenues.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2010 for our Frontier legacy operations.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Expected Cost Savings Resulting from the Merger
Based on current estimates and assumptions, we expect to achieve significant cost savings and other synergies as a result of the Merger, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems to cover certain existing Spinco business functions and (2) by internalizing certain functions formerly provided by third-party service providers to the Spinco business. We expect that these cost savings will have significant effects on the combined company’s results of operations that are not reflected in the unaudited pro forma condensed combined financial information included elsewhere in this Form 10-Q.

Effective with the closing of the Merger on July 1, 2010, the Spinco business (other than with respect to West Virginia) has been operating on its existing single platform on an independent basis, and the Spinco business with respect to West Virginia has been integrated into Frontier’s existing systems.  The main integration effort required for us to operate the Spinco business immediately following the Merger was completed prior to the closing of the Merger, freeing up the combined company’s resources to implement further strategies to achieve cost savings and drive revenue enhancements.

We estimate that, by 2013, our annual net cost savings will reach approximately $500 million, which represents approximately 18% of the operating expenses, excluding depreciation and amortization expense, of the Spinco business in 2009. The realization of these annual cost savings is expected to be fully achieved in 2013, when the Spinco business’s network and information technology systems and processes are fully integrated with those of Frontier.

The foregoing cost savings and synergies are based on estimates and assumptions made by us that are inherently uncertain, though considered reasonable by us. These expected cost savings and synergies are subject to significant business, economic, competitive and regulatory uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. As a result, there can be no assurance that these or any other cost savings or synergies will actually be realized.

Post Merger Strategies of the Combined Company
We expect that the key elements of the combined company’s strategy will be as follows:

Expand broadband footprint. We will concentrate on broadband as a core component of our service offering and growth. As of June 30, 2010, approximately 92% of the households in Frontier’s territories had access to Frontier’s broadband products, whereas only approximately 64% of the households in the Spinco territory had access to Verizon’s broadband products. We will earmark capital expenditures for the expansion of broadband availability in the Spinco territory and view this expansion as an opportunity to satisfy customer needs and expectations, retain a greater number of customers and increase average revenue per customer. In addition, in connection with the approval of the transactions by the FCC and certain state regulatory commissions, we have committed to expand broadband availability and speeds to at least 85% of the households throughout the combined company with minimum speeds of 4 MB by the end of 2015.

Increase revenue per customer. The combined company will continue to apply the sales and marketing practices that Frontier has historically employed throughout its markets, including the sale of voice, data and video services as bundled packages and the use of promotions and incentives, including gifts such as personal computers, digital cameras and gift cards, to drive market share. We believe that these marketing strategies will present a significant opportunity to increase revenue per customer, as well as strengthen customer relationships and improve customer retention.  We will tailor our services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services.  We will increase broadband availability to the former Spinco customer base and, through innovative packages and promotions, improve subscription rates for broadband services in the Spinco territory. We will continue to offer direct broadcast satellite services from DIRECTV and Echostar, FiOS services in certain states and over-the-top like video on myfitv.com. As we strive to provide our customers with a diverse range of communications service, we will

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

consider entering into and enhancing partnerships for other services that we do not currently provide in our markets.  In addition, we have implemented, and will continue to implement, several growth initiatives that will affect us, including efforts to increase our marketing expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireline and wireless HSI, video products and the “Frontier Peace of Mind” computer technical support. We will also focus on providing a number of different service offerings, including unlimited long distance minutes, bundles of long distance minutes, wireless data and Internet services.

Enhance customer loyalty through local engagement. We will continue our strategy of engaging the markets at the local level to ensure that we have a customer-driven sales and service focus, including differentiating the service offerings and bundled packages to customers in different markets to ensure that customers are satisfied based on their specific needs. Our local markets will be operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets. We will also continue our current community involvement practices to create a competitive advantage through long-term customer loyalty. We will remain committed to providing best-in-class service throughout our markets and, by doing so, we expect the combined company to maximize retention of former Spinco and current Frontier customers and gain new customers.

Ensure integration of the Spinco business. Effective with the closing of the Merger on July 1, 2010, the Spinco business (other than with respect to West Virginia) has been operating on its existing single platform on an independent basis, and the Spinco business with respect to West Virginia has been integrated into Frontier’s existing systems. The main integration effort required for us to operate the Spinco business immediately following the Merger was completed prior to the closing of the Merger, freeing up the combined company’s resources to implement further strategies to achieve cost savings and drive revenue enhancements.

Increase operating efficiencies and realize cost savings. We will aim to achieve cost savings by applying Frontier’s existing corporate administrative functions and information technology and network systems to cover certain existing Spinco business functions (including certain functions formerly provided by Verizon, or other third-party service providers, to the Spinco business). The realization of these annual cost savings is expected to be fully achieved in 2013, when the Spinco business’s network and information technology systems and processes are fully integrated with those of Frontier. However, there can be no assurance that these or any other cost savings will actually be realized.

Growth through selective acquisitions. We will continue to evaluate and pursue select strategic acquisitions that would enhance revenues and cash flows, although for two years following the completion of the Merger we have certain restrictions as a result of the tax-free nature of the Verizon Transaction involving the acquisition, issuance, repurchase, or change of ownership of the combined company’s capital stock. We will continue to adhere to our traditional selective criteria in our acquisition analysis.

a)  Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents aggregating $231.2 million.  Our primary source of funds continued to be cash generated from operations.  For the six months ended June 30, 2010, we used cash flow from operations and cash on hand to fund all of our investing and financing activities.

We believe our operating cash flows, existing cash balances, and new revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2010.  However, a number of factors, including but not

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated from operations by our Frontier legacy operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our new revolving credit facility (that replaced the previously existing revolving credit facility upon closing of the Verizon Transaction) would be able to fulfill their commitments to us, given the current economic environment and the severe contraction in the global financial markets, this could change in the future.  Further, our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt.  As of June 30, 2010, we have approximately $5.3 million of debt maturing during the last six months of 2010 and approximately $280.0 million and $180.4 million of debt maturing in 2011 and 2012, respectively.

The consummation of the Verizon Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs.  Upon consummation of the Verizon Transaction, we assumed approximately $3.5 billion of Spinco debt (including $3.2 billion of Senior Notes plus the assumption of $250.0 million of other debt).  As a result of the greater liquidity requirements of the combined company, we entered into a new revolving credit facility which increased our line of credit to $750.0 million in order to provide the combined company sufficient flexibility to meet its liquidity needs.

As a result of the Verizon Transaction, based on the lower level of Spinco debt we have assumed from Spinco relative to Spinco’s projected operating cash flows, the combined company’s overall debt has increased but its capacity to service the debt has been significantly enhanced as compared to Frontier’s capacity at June 30, 2010.  At June 30, 2010, the ratio for Frontier’s net debt to operating cash flow (“leverage ratio”) was 4.0 times.  It is expected that the combined company’s leverage ratio will be significantly lower in the third quarter of 2010.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Verizon Transaction, specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing.  These requirements focus primarily on a variety of capital investment commitments, including the expansion of broadband availability and speeds to at least 85% of the households throughout the combined company with minimum speeds of 4 MB by the end of 2015.  To satisfy all or part of certain capital investment commitments, we have placed an aggregate amount of $55 million in cash in escrow accounts in July 2010.  In addition, to satisfy our capital investment commitments in West Virginia, we agreed to place an aggregate amount of $60 million in cash in an escrow account and to obtain a letter of credit for $190 million.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier incurs the defined capital expenditures in the respective states.

Cash Flow provided by Operating Activities

Cash flow provided by operating activities declined $12.8 million, or 4%, for the six months ended June 30, 2010 as compared with the prior year period.  The decline was primarily the result of a drop in operating income (before depreciation and amortization), partially offset by reduced cash needs for working capital items.

We expect that for the full year of 2010 our cash taxes will be less than $10.0 million for our Frontier legacy operations.

In connection with the Verizon Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing, which occurred on July 1, 2010, and continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets.  As a result, the Company incurred $47.3 million of acquisition and integration costs and $62.4 million in capital expenditures related to Verizon integration activities during the first six months of 2010.  We currently expect to incur operating expenses, including deal costs, and capital expenditures of approximately $100.0 million and $180.0 million, respectively, in 2010 related to these integration activities.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flow used by Investing Activities

Capital Expenditures
For the six months ended June 30, 2010 and 2009, our capital expenditures were $155.7 million (including $62.4 million of Verizon integration–related capital expenditures) and $110.4 million (including $2.6 million of Verizon integration-related capital expenditures), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures of approximately $220.0 million to $240.0 million for 2010 related to our Frontier legacy properties.

In connection with the Verizon Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing, which occurred on July 1, 2010, and continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets.  As a result, the Company expects to incur capital expenditures of approximately $180.0 million in 2010 related to these integration activities.

In February 2009, the President signed into law an economic stimulus package, the 2009 American Recovery and Reinvestment Act (ARRA), that includes $7.2 billion in funding, through grants and loans, for new broadband investment and adoption in unserved and underserved communities.   We filed applications for the first round of stimulus funding in West Virginia, but were notified in February 2010 that we were not selected.  The State of West Virginia was selected to receive $130.0 million in stimulus funding and Frontier will work with the state on certain projects.  Frontier filed a single application for $5.0 million in the second round of funding for a middle mile project in Idaho, which is currently pending.

Cash Flow used by and provided from Financing Activities

Debt Reduction
During the first six months of 2010, we retired an aggregate principal amount of $1.9 million of debt, consisting of $1.4 million of senior unsecured debt and $0.5 million of rural utilities service loan contracts.

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

Issuance of Debt Securities
On April 12, 2010, Spinco completed a private offering of $3.2 billion aggregate principal amount of Senior Notes. The gross proceeds of the offering, plus $125.5 million (equal to the amount of interest that will accrue on the notes from April 12, 2010 to October 1, 2010; the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the Spin-Off and the completion of the Merger, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment by Spinco to Verizon, as contemplated by the Verizon Transaction, with amounts in excess of the special cash payment and the initial purchaser’s discount retained by the Company (approximately $53.0 million).  In addition, the $125.5 million Transaction Escrow was returned to the Company.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Senior Notes consist of $500.0 million aggregate principal amount of Senior Notes due 2015 (the 2015 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2017 (the 2017 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2020 (the 2020 Notes) and $500.0 million aggregate principal amount of Senior Notes due 2022 (the 2022 Notes).

The 2015 Notes have an interest rate of 7.875% per annum, the 2017 Notes have an interest rate of 8.25% per annum, the 2020 Notes have an interest rate of 8.50% per annum and the 2022 Notes have an interest rate of 8.75% per annum. The Senior Notes were issued at a price equal to 100% of their face value. The Senior Notes were sold in a private placement that was exempt from the registration requirements of the Securities Act of 1933.  We have filed with the SEC a registration statement on Form S-4 for the purpose of exchanging up to the entire amount of outstanding Senior Notes for registered notes.  We commenced the Exchange Offer on July 15, 2010.

Upon completion of the Merger on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the Senior Notes.

On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014.  The issue price was 91.805% of the principal amount of the notes.  We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts.  During the second quarter of 2009, we used $308.0 million of the proceeds to repurchase $311.7 million principal amount of debt, consisting of $255.7 million of our 9.25% Senior Notes due May 15, 2011 (the 2011 Notes), $40.0 million of our 7.875% Senior Notes due January 15, 2027 and $16.0 million of our 7.125% Senior Notes due March 15, 2019.  As a result of these repurchases, a $3.7 million gain was recognized and included in other income, net in our consolidated statements of operations for the three and six months ended June 30, 2009.  We used the remaining proceeds from the offering to finance a cash tender offer for the 2011 Notes and our 6.250% Senior Notes due January 15, 2013 (the 2013 Notes) in the fourth quarter of 2009.

Credit Facilities
As of June 30, 2010, we had an available line of credit under our revolving credit facility with seven financial institutions in the aggregate amount of $250.0 million.  This facility was replaced on July 1, 2010, as discussed below.

On March 24, 2010, we entered into a new $750.0 million revolving credit facility (the New Credit Facility) that became effective on July 1, 2010, concurrently with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility. The terms of the New Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the New Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement). The New Credit Facility is scheduled to terminate on January 1, 2014. During the term of the New Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the New Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The New Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC), which matures in 2011, our existing $250.0 million credit facility (prior to its termination on July 1, 2010), our new $750.0 million credit facility (upon its effective date of July 1, 2010), and our $150.0 million and $135.0 million senior unsecured term loans, each contain a maximum leverage ratio covenant.  Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.

Our credit facilities and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of June 30, 2010, we were in compliance with all of our debt and credit facility covenants.

Proceeds from the Sale of Equity Securities
We receive proceeds from the issuance of our common stock upon the exercise of options pursuant to our stock-based compensation plans.  For the six months ended June 30, 2009, we received approximately $0.7 million upon the exercise of outstanding stock options.

Dividends
We intend to pay regular quarterly dividends.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations.  The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deems relevant.  Effective July 1, 2010, we reduced our annual cash dividend policy from $1.00 per share to $0.75 per share, subject to applicable law and within the discretion of our Board of Directors.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Verizon Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier legacy operations as of and for the three and six months ended June 30, 2010 and 2009.

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

Revenue for the three months ended June 30, 2010 decreased $16.0 million, or 3%, to $516.1 million as compared with the prior year period.  Revenue for the six months ended June 30, 2010 decreased $34.1 million, or 3%, to $1,036.0 million as compared with the prior year period.  This decline during the first half of 2010 is a result of decreases in the number of residential and business customers, switched access revenue and directory revenue, partially offset by a $12.0 million, or 4%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one factor that is important to our revenue and profitability.  We have lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by some customers disconnecting second lines when they add HSI or cable modem service.  We lost approximately 65,500 access lines (net) during the six months ended June 30, 2010, or 6.3% on an annual basis, comparable to the 65,200 access lines (net) lost during the six months ended June 30, 2009.  Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue profitability and cash flow.

During the six months ended June 30, 2010, we added approximately 11,500 HSI subscribers.  We expect to continue to increase HSI subscribers during the remainder of 2010 (although not enough to offset the expected continued loss in access lines).

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is a breakdown that  presents residential customer counts, average monthly revenue, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in residential customers and the 6% decline in total access lines, our customer revenue, which is all revenue except switched access and subsidy revenue, declined in the first half of 2010 by less than 3 percent as compared to the prior year period.   The decline in customers and access lines is partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.   A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2010 for our Frontier legacy operations.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase
	June 30, 2010	June 30, 2009	(Decrease)
Access lines:
Residential	1,296,471	1,405,258	(8)%
Business	755,548	783,869	(4)%
Total access lines	2,052,019	2,189,127	(6)%

High-Speed Internet (HSI) subscribers	647,487	613,810	5%
Video subscribers	179,559	157,353	14%

	For the three months ended June 30,				For the six months ended June 30,
			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$220,934	$227,580	$(6,646)	(3)%	$441,330	$458,046	$(16,716)	(4)%
Business	214,916	217,135	(2,219)	(1)%	425,585	434,560	(8,975)	(2)%
Total customer revenue	435,850	444,715	(8,865)	(2)%	866,915	892,606	(25,691)	(3)%
Regulatory (Switched access and subsidy)	80,287	87,427	(7,140)	(8)%	169,071	177,492	(8,421)	(5)%
Total revenue	$516,137	$532,142	$(16,005)	(3)%	$1,035,986	$1,070,098	$(34,112)	(3)%

Switched access minutes of use (in millions)	2,021	2,213		(9)%	4,098	4,589		(11)%
Average monthly total revenue per access line	$83.22	$80.52		3%	$82.85	$80.33		3%
Average monthly customer revenue per access line	$70.27	$67.29		4%	$69.33	$67.01		3%

	As of or for the three months ended June 30,				As of or for the six months ended June 30,
				% Increase				% Increase
	2010	2009		(Decrease)	2010	2009		(Decrease)
Residential customer metrics:
Customers	1,206,599	1,304,244		(7)%	1,206,599	1,304,244		(7)%
Revenue (in 000's)	$220,934	$227,580		(3)%	$441,330	$458,046		(4)%
Average monthly residential revenue per customer	$60.44	$57.74		5%	$59.78	$57.62		4%
Percent of customers on price protection plans	56.8%	49.6%		15%	56.8%	49.6%		15%
Customer monthly churn	1.37%	1.40%		(2)%	1.37%	1.45%		(6)%
Products per residential customer (1)	2.57	2.46		4%	2.57	2.46		4%

Business customer metrics:
Customers	138,528	146,833		(6)%	138,528	146,833		(6)%
Revenue (in 000's)	$214,916	$217,135		(1)%	$425,585	$434,560		(2)%
Average monthly business revenue per customer	$517.71	$487.83		6%	$509.67	$483.15		5%

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Frontier long distance,
Frontier Peace of Mind, second lines, feature packages and dial-up have a value of 0.5.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Local and long distance services	$223,281	$238,856	$(15,575)	(7)%	$446,862	$481,164	$(34,302)	(7)%
Data and internet services	166,349	160,997	5,352	3%	329,717	317,727	11,990	4%
Switched access and subsidy	80,287	87,427	(7,140)	(8)%	169,071	177,492	(8,421)	(5)%
Directory services	24,334	27,211	(2,877)	(11)%	48,951	54,916	(5,965)	(11)%
Other	21,886	17,651	4,235	24%	41,385	38,799	2,586	7%
	$516,137	$532,142	$(16,005)	(3)%	$1,035,986	$1,070,098	$(34,112)	(3)%

Local and Long Distance Services
Local and long distance services revenue for the three and six months ended June 30, 2010 decreased $15.6 million, or 7%, to $223.3 million, and $34.3 million, or 7%, to $446.9 million, respectively, as compared with the three and six months ended June 30, 2009.  Local and enhanced services revenue declined $18.1 million and $36.5 million for the three and six month periods, respectively, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Long distance services revenue for the three and six months ended June 30, 2010 increased $2.5 million and $2.2 million, respectively, as compared with the three and six months ended June 30, 2009, primarily due to an increase in the number of long distance customers using our bundled service offerings partially offset by lower minutes of use and average revenue per minute of use.  We expect our long distance services revenue to trend downward for our Frontier legacy operations.  We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings.  These offerings have resulted in an increase in long distance customers, and an increase in the minutes used by these customers.  This has lowered our overall average rate per minute billed.  While these package offerings have grown our long distance customer base, those customers who still pay on a per minute of use basis have reduced their calling volumes.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles, and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and Internet services revenue for the three and six months ended June 30, 2010 increased $5.4 million, or 3%, to $166.3 million, and $12.0 million, or 4%, to $329.7 million, respectively, as compared with the three and six months ended June 30, 2009, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue increased $3.5 million to $93.1 million and $6.5 million to $183.8 million, for the three and six months ended June 30, 2010, respectively, as compared with the comparable periods of 2009.  As of June 30, 2010, the number of the Company’s HSI subscribers had increased by approximately 33,700, or 5%, since June 30, 2009.  We have used “aspirational gifts” or promotional credits to drive growth in HSI subscribers.  Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue increased $1.9 million to $73.2 million and $5.5 million to $145.9 million, in the three and six months ended June 30, 2010, respectively, as compared with the comparable periods of 2009, primarily due to growth in the number of those circuits.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On March 16, 2010, the FCC released, as required under the ARRA, its National Broadband Plan.  The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms.  The FCC has initiated the first of multiple proceedings on a broad number of topics, including reform of the Universal Service Fund and the potential shift of future Universal Service funding to support broadband deployment.  Frontier cannot predict, however, what outcomes or impacts these proposals may have on our business.

Switched Access and Subsidy
Switched access and subsidy revenue for the three and six months ended June 30, 2010 decreased $7.1 million, or 8%, to $80.3 million and $8.4 million, or 5%, to $169.1 million, respectively, as compared with the three and six months ended June 30, 2009.  Switched access revenue for the six months of 2010 of $115.4 million decreased $10.4 million, or 8%, as compared with the same period of 2009.  Switched access revenue for the second quarter of 2010 of $56.5 million decreased $6.6 million, or 10%, as compared with the second quarter of 2009.  These decreases were primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $11.4 million, for the second quarter of 2010 of $23.8 million decreased $0.5 million, or 2%, as compared with the same period of 2009, primarily due to decreased support for local switching and the Federal High Cost Fund.  Subsidy revenue, including surcharges billed to customers of $21.7 million, for the six months ended June 30, 2010 of $53.7 million increased $2.0 million, or 4%, as compared with the six months ended June 30, 2009, primarily due to higher receipts under the end user and long distance USF program related to an increase in the contribution factor in 2010.

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

The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation and would revise the Federal Universal Service funding and disbursement mechanisms.  When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations. However, future reductions in our subsidy and switched access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have associated variable expenses.

Certain states have open proceedings to address reform to intrastate access charges and other intercarrier compensation.  We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.  In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.

Directory Services
Directory services revenue for the three and six months ended June 30, 2010 decreased $2.9 million, or 11%, to $24.3 million, and $6.0 million, or 11%, to $49.0 million, respectively, as compared with the three and six months ended June 30, 2009, due to a decline in yellow pages advertising.

Other
Other revenue for the three months ended June 30, 2010 increased $4.2 million, or 24%, to $21.9 million, as compared with the three months ended June 30, 2009, primarily due to reduced DISH video credits and lower bad debt expenses that are charged against revenue.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other revenue for the six months ended June 30, 2010 increased $2.6 million, or 7%, to $41.4 million as compared with the six months ended June 30, 2009, primarily due to reduced DISH video credits and lower bad debt expenses, partially offset by decreases in equipment sales and “bill and collect” fee revenue.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Network access	$ 53,139	$ 59,203	$ (6,064)	(10)%	$ 106,682	$ 119,887	$ (13,205)	(11)%

Network access expenses for the three and six months ended June 30, 2010 decreased $6.1 million, or 10%, to $53.1 million, and $13.2 million, or 11%, to $106.7 million, as compared with the three and six months ended June 30, 2009, primarily due to lower “aspirational gift” and long distance carriage costs in 2010.  In the second quarter and first half of 2009, we expensed $3.2 million and $9.9 million, respectively, for the cost of new personal computers provided to customers in connection with our “Rolling Thunder” promotion which resulted in additional DISH video and HSI subscribers.

As we continue to offer “aspirational gifts” as part of our promotions, increase our sales of data products such as HSI and increase the penetration of our unlimited long distance calling plans, the network access expenses for our Frontier legacy operations may increase in the future.

			OTHER OPERATING EXPENSES

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Wage and benefit expenses	$95,146	$96,864	$(1,718)	(2)%	$200,133	$202,655	$(2,522)	(1)%
All other operating expenses	94,503	95,890	(1,387)	(1)%	182,541	190,303	(7,762)	(4)%
	$189,649	$192,754	$(3,105)	(2)%	$382,674	$392,958	$(10,284)	(3)%

Wage and benefit expenses
Wage and benefit expenses for the three months ended June 30, 2010 decreased $1.7 million, or 2%, to $95.1 million, as compared to the three months ended June 30, 2009.   Wage and benefit expenses for the six months ended June 30, 2010 decreased $2.5 million, or 1%, to $200.1 million as compared to the six months ended June 30, 2009.  These decreases are primarily due to lower compensation costs due to headcount reductions, partially offset by higher benefit costs.

 Pension costs are included in our wage and benefit expenses.  The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  Pension costs for the three months ended June 30, 2010 and 2009 were approximately $7.4 million and $8.2 million, respectively.  Pension costs include pension expense of $9.1 million and $10.2 million, less amounts capitalized into the cost of capital expenditures of $1.6 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively.

Pension costs for the six months ended June 30, 2010 and 2009 were approximately $14.8 million and $16.5 million, respectively. Pension costs include pension expense of $18.1 and $20.4 million, less amounts capitalized into the cost of capital expenditures of $3.3 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company’s pension plan assets have decreased from $608.6 million at December 31, 2009 to $578.9 million at June 30, 2010, a decrease of $29.7 million, or 5%.  This decrease is a result of ongoing benefit payments of $33.1 million partially offset by $3.4 million of positive investment returns and cash contributions during the first six months of 2010.

Based on current assumptions and plan asset values, we estimate that our 2010 pension and other postretirement benefit expenses (which were $48.6 million in 2009) will be approximately $40.0 million to $50.0 million for our Frontier legacy operations.   We expect that we will make a $10.0 million cash contribution to our pension plan in 2010, including payments of $5.2 million made through July 2010.

All other operating expenses
All other operating expenses for the three months ended June 30, 2010 decreased $1.4 million, or 1%, to $94.5 million, as compared with the three months ended June 30, 2009. All other operating expenses for the six months ended June 30, 2010 decreased $7.8 million, or 4%, to $182.5 million as compared to the six months ended June 30, 2009.  These decreases were primarily due to lower marketing expenses and consulting fees.

	DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Depreciation expense	$85,922	$91,430	$(5,508)	(6)%	$172,918	$184,318	$(11,400)	(6)%
Amortization expense	14,052	41,388	(27,336)	(66)%	28,105	86,058	(57,953)	(67)%
	$99,974	$132,818	$(32,844)	(25)%	$201,023	$270,376	$(69,353)	(26)%

Depreciation and amortization expense for the three months ended June 30, 2010 decreased $32.8 million, or 25%, to $100.0 million, as compared to the three months ended June 30, 2009.  Depreciation and amortization expense for the six months ended June 30, 2010 decreased $69.4 million, or 26%, to $201.0 million as compared to the six months ended June 30, 2009.  The decrease is primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.  An independent study updating the estimated remaining useful lives of our plant assets is performed annually.  We revised our useful lives based on the study effective October 1, 2009. Our “composite depreciation rate” decreased from 5.6% to 5.2% as a result of the study.  We anticipate depreciation expense of approximately $340.0 million to $345.0 million and amortization expense of approximately $56.2 million for 2010 related to our Frontier legacy properties.  Amortization expense for the three and six months ended June 30, 2009 is comprised of $27.3 million and $57.9 million, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009, and $14.1 million and $28.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the Commonwealth and Global Valley acquisitions.

	ACQUISITION AND INTEGRATION COSTS

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)

Acquisition and integration costs	$36,964	$10,751	$26,213	244%	$47,334	$10,751	$36,583	340%

Acquisition and integration costs represent expenses incurred to close the Verizon Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms.  While the Company continues to evaluate certain expenses, we currently expect to incur acquisition and integration costs of approximately $100.0 million in 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Investment income	$3,500	$1,263	$2,237	177%	$5,997	$4,825	$1,172	24%
Other income, net	$6,334	$3,355	$2,979	89%	$11,290	$8,040	$3,250	40%
Interest expense	$93,968	$98,670	$(4,702)	(5)%	$187,755	$187,419	$336	0%
Income tax expense	$16,338	$14,254	$2,084	15%	$48,394	$36,307	$12,087	33%

Investment Income
Investment income for the three and six months ended June 30, 2010 improved $2.2 million to $3.5 million and $1.2 million to $6.0 million, respectively, as compared with the three and six months ended June 30, 2009, primarily due to a $2.9 million gain associated with cash received on our previously written-off  investment in Adelphia, partially offset by a decrease of $0.8 million and $1.7 million, respectively, in income from short-term investments of cash and cash equivalents, as higher cash balances were more than offset by lower short-term investment rates.

Our average cash balance was $307.0 million and $265.1 million for the six months ended June 30, 2010 and 2009, respectively.

Other Income, Net
Other income, net for the three months ended June 30, 2010 improved $3.0 million to $6.3 million, as compared with the three months ended June 30, 2009, primarily due to $4.4 million in a split-dollar life insurance policy settlement, and an increase of $1.8 million in litigation settlement proceeds, partially offset by a decrease of $3.7 million in gain on debt repurchases.

Other income, net for the six months ended June 30, 2010 improved $3.3 million to $11.3 million as compared with the six months ended June 30, 2009, primarily due to $4.4 million in a split-dollar life insurance policy settlement, and an increase of $2.3 million in settlement of customer advances, partially offset by a decrease of $3.7 million in gain on debt repurchases.

Interest expense
Interest expense for the three months ended June 30, 2010 decreased $4.7 million, or 5%, to $94.0 million, as compared with the three months ended June 30, 2009, primarily due to lower average debt levels in 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest expense increased during the second quarter of 2009 due to the registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014, completed in April 2009.  During the second quarter of 2009, we used $308.0 million of the proceeds to repurchase debt, as previously discussed.  We used the remaining proceeds from the offering to finance a cash tender offer for the 2011 Notes and the 2013 Notes in the fourth quarter of 2009.

Interest expense for the six months ended June 30, 2010 increased $0.3 million to $187.8 million, as compared with the six months ended June 30, 2009.  Our average debt outstanding was $4,883.2 million and $4,827.6 million for the six months ended June 30, 2010 and 2009, respectively.  Our composite average borrowing rate as of June 30, 2010 and 2009 was 7.87%.

Income tax expense
The effective tax rate for the first six months of 2010 and 2009 was 37.9% and 35.7%, respectively.  Income tax expense for the three and six months ended June 30, 2010 increased $2.1 million, or 15%, to $16.3 million, and $12.1 million, or 33%, to $48.4 million, respectively, as compared with the three and six months ended June 30, 2009, primarily due to higher taxable income.  The first six months of 2010 includes the impact of $4.1 million resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on  a split-dollar life insurance policy settlement for $1.6 million.  The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.  We received $0.8 million in cash tax refunds during the six months ended June 30, 2010, a decrease of $41.3 million as compared to $40.5 million in cash taxes paid for the first six months of 2009.  We expect that our cash taxes in 2010 will be less than $10.0 million for our Frontier legacy operations.

	INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN A PARTNERSHIP

	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)
			$ Increase	% Increase			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
Income attributable to the
noncontrolling interest in a partnership	$ 818	$ 392	$ 426	109%	$ 1,725	$ 1,044	$ 681	65%

Income attributable to the noncontrolling interest relates to our joint venture, Mohave Cellular LP.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio.  Our long-term debt as of June 30, 2010 was approximately 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2010.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $276.7 million of our outstanding borrowings at June 30, 2010 have fixed interest rates.  Our new $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at June 30, 2010, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2010, the fair value of our long-term debt was estimated to be approximately $4.6 billion, based on our overall weighted average borrowing rate of 7.87% and our overall weighted average maturity of approximately 11 years.  As of June 30, 2010, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2009.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of June 30, 2010 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  The Company’s pension plan assets have decreased from $608.6 million at December 31, 2009 to $578.9 million at June 30, 2010, a decrease of $29.7 million, or 5%.  This decrease is a result of ongoing benefit payments of $33.1 million, partially offset by $3.4 million of positive investment returns and cash contributions during the first six months of 2010.  We expect that we will make a $10.0 million cash contribution to our pension plan in 2010, including payments of $5.2 million made through July  2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2010, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2010.  There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.Legal Proceedings

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

Item 1A.   Risk Factors

Other than as set forth below, there have been no other material changes to our risk factors from the information provided in Item 1A.  “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which updated the information provided in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Regulatory authorities, in connection with their approval of the spin-off and the merger, imposed on us certain conditions relating to our capital expenditures and business operations.

In connection with its approval of the merger, the FCC imposed certain conditions relating to Frontier’s capital expenditures and operating requirements.  These conditions include the expansion of broadband availability over the transferred lines at minimum speeds, with thresholds to be met over time, wholesale competitive requirements and data collection and reporting.  In addition,  the FCC and certain state regulatory commissions, in connection with granting their approvals, specified certain capital expenditure and operating requirements for Frontier’s business for specified periods of time post-closing.  These requirements focus primarily on a variety of capital investment commitments, including the expansion of broadband availability and speeds to at least 85% of the households throughout the combined company with minimum speeds of 4 MB by the end of 2015.  To satisfy all or part of certain capital investment commitments, Frontier has placed an aggregate amount of $55 million in cash in escrow accounts in July 2010. In addition, to satisfy Frontier’s capital investment commitments in West Virginia, Frontier agreed to place an aggregate amount of $60 million in cash in an escrow account and to obtain a letter of credit for $190 million.  The aggregate amounts of these escrow accounts and the letter of credit will decrease over time as Frontier incurs the defined capital expenditures in the respective states.

In addition, in certain states, Frontier is subject to operating restrictions such as rate caps (including maintenance of the rates on residential and business products and the prices and terms of interconnection agreements with competitive local exchange carriers and arrangements with carriers that, in each case, existed as of the time of the merger), continuation of product bundle offerings that Frontier offered before the merger, waiver of certain customer early termination fees and restrictions on others, restrictions on caps on usage of broadband capacity, and certain minimum service quality standards for a defined period of time (the failure of which to meet, in one state, will result in penalties, including cash management restrictions on certain of Frontier’s subsidiaries in that state).  In one state, Frontier’s subsidiaries will be subject to cash management restrictions for a period of approximately four years.  Frontier is also required to report certain financial information and adhere for a period of time to certain conditions regulating competition and consumer protection.

The foregoing conditions may restrict Frontier’s ability to expend cash for other uses and to modify the operations of its business in response to changing circumstances for a period of time.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2010.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2010 to April 30, 2010
Employee Transactions (1)	4,765	$7.77

May 1, 2010 to May 31, 2010
Employee Transactions (1)	206	$7.90

June 1, 2010 to June 30, 2010
Employee Transactions (1)	815	$7.75

Totals April 1, 2010 to June 30, 2010
Employee Transactions (1)	5,786	$7.77

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

Item 5.      Other Information

As disclosed in our Proxy Statement for the 2010 Annual Meeting, proposals that stockholders wish to include in our Proxy Statement and form of proxy for our 2011 annual stockholders meeting must be received by the Secretary of the Company no later than December 10, 2010.  For a stockholder proposal that is not intended to be included in our Proxy Statement for our 2011 Annual Meeting, the proposal must be received by the Secretary of the Company not earlier than January 13, 2011 nor later than February 12, 2011 in order to be properly presented at the 2011 Annual Meeting.  Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 12, 2011, then our proxies would be able to use their discretionary voting authority if a stockholder’s proposal is raised at the meeting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.      Exhibits

a)	Exhibits:

4.1
Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”).

4.2
First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee.

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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.PRE XBRL Taxonomy Presentation Linkbase Document.

101.CAL XBRL Taxonomy Calculation Linkbase Document.

101.LAB XBRL Taxonomy Label Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Robert J. Larson
Robert J. Larson
Senior Vice President and
Chief Accounting Officer

Date: August 5, 2010